Form 10-Q
period 1994-04-30
TRANS WORLD MUSIC CORP
filed 1994-06-14
CIK 795212

      ==================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---    SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994

                                      OR

     --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  0-14818

                             TRANS WORLD MUSIC CORP.
              (Exact name of registrant as specified in its charter)

                       New York                           14-1541629
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification Number)

                              38 Corporate Circle
                             Albany, New York 12203
          (Address of principal executive offices, including zip code)

                                (518) 452-1242
            (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Common Stock, $.01 par value,
                9,709,964 shares outstanding as of June 3, 1994
       ==================================================================

                   TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                    PART I.

                              FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets -- April 30, 1994,
                  January 29, 1994 and May 1, 1993                       3

               Condensed Consolidated Statements of Income -- Thirteen
                  Weeks Ended April 30, 1994 and May 1, 1993             4

               Condensed Consolidated Statements of Cash Flows --
                  Thirteen Weeks Ended April 30, 1994 and May 1, 1993    5

               Notes to Condensed Consolidated Financial Statements      6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8


                                    PART II.
                               OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                              11

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)

                                             April 30, January 29,   May 1,
ASSETS                                         1994       1994        1993
- - - ------                                       ---------  ---------  ---------
CURRENT ASSETS:
Cash and cash equivalents                   $   8,061  $  26,046  $   5,957
Merchandise inventory                         226,828    238,949    178,799
Other current assets                           12,167     12,764      7,040
                                             ---------  ---------  --------
  Total current assets                        247,056    277,759    191,796
                                             ---------  ---------  --------

VIDEOCASSETTE RENTAL INVENTORY, net             6,670      6,166      6,165

FIXED ASSETS:
Property, plant and equipment                 171,782    167,203    139,999
Less accumulated depreciation
  and amortization                             76,628     73,157     64,763
                                             ---------  ---------  ---------
                                               95,154     94,046     75,236
                                             ---------  ---------  ---------
OTHER ASSETS                                    1,968      2,293      1,200
                                             ---------  ---------  ---------
    TOTAL ASSETS                            $ 350,848  $ 380,264  $ 274,397
                                             =========  =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - - ------------------------------------

CURRENT LIABILITIES:
Accounts payable                            $  72,603  $ 156,263  $  64,376
Notes payable                                  62,995        ---     53,633
Other current liabilities                      13,751     19,958     11,671
                                             ---------  ---------  ---------
  Total current liabilities                   149,349    176,221    129,680
                                             ---------  ---------  ---------
LONG-TERM DEBT, less current portion           65,976     66,054     18,005
CAPITAL LEASE OBLIGATIONS, less
  current portion                               6,952      7,044      7,301
OTHER LIABILITIES                               4,379      4,871      3,413
SHAREHOLDERS' EQUITY
  Common stock ($.01 par value; 20,000,000
   shares authorized; 9,731,208, 9,731,208
   and 9,730,358 issued respectively)              97         97         97
  Treasury stock, at cost (12,000, 12,000
   & 5,000 shares, respectively)                 (162)      (162)       (69)
  Other shareholders' equity                  124,257    126,139    115,970
                                             ---------  ---------  ---------
  Total shareholders' equity                  124,192    126,074    115,998
                                             ---------  ---------  ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $  350,848  $ 380,264  $ 274,397
                                             =========  =========  =========

See  Notes  to  Condensed  Consolidated  Financial  Statements.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                      Thirteen  Weeks  Ended
                                                      ----------------------
                                                        April 30,   May 1,
                                                          1994       1993
                                                        ---------  ---------
Sales                                                  $ 109,200  $ 103,224
Cost of sales                                             68,370     65,123
                                                        ---------  ---------
Gross profit                                              40,830     38,101
Selling, general and administrative expenses              37,562     34,028
Depreciation and amortization                              4,168      3,533
                                                        ---------  ---------
Income (Loss) from operations                               (900)       540
Interest expense                                           2,232      1,074
                                                        ---------  ---------
Loss before income taxes                                  (3,132)      (534)
Income tax benefit                                        (1,250)      (207)
                                                        ---------  ---------
NET LOSS                                               $  (1,882) $    (327)
                                                        =========  =========

LOSS PER SHARE                                         $    (.19) $    (.03)
                                                        =========  =========

Weighted average number of common
  shares  outstanding                                      9,719      9,723
                                                        =========  =========


See  Notes  to  Condensed  Consolidated  Financial  Statements.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                      Thirteen  Weeks  Ended
                                                      ----------------------
                                                        April 30,     May 1,
                                                          1994         1993
                                                        ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES                  $ (74,547)  $ (52,243)
                                                        ---------   ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (5,565)     (3,431)
  Purchases of videocassette rental
    inventory, net of amortization                          (504)         (8)
                                                        ---------   ---------
  Net cash used by investing activities                   (6,069)     (3,439)
                                                        ---------   ---------

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations                               (364)       (183)
  Net increase in revolving line of credit                62,995      53,633
  Other                                                      ---          (4)
                                                        ---------   ---------
  Net cash provided by financing activities               62,631      53,446
                                                        ---------   ---------
  Net decrease in cash and cash equivalents              (17,985)     (2,236)
  Cash and cash equivalents, beginning of period          26,046       8,193
                                                        ---------   ---------
  Cash and cash equivalents, end of period             $   8,061   $   5,957
                                                        =========   =========

See  Notes  to  Condensed  Consolidated  Financial  Statements.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements consist of Trans World Music Corp. and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method.

     The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

Note 2. Seasonality

     The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three years, the fourth fiscal quarter has represented substantially all of the Company's net income for the year.

Note 3. Earnings (Loss) Per Share

     Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each fiscal period. Common stock equivalents, relating to stock options, are excluded from the calculations, as their inclusion would have an anti-dilutive impact on the loss per share.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) - Continued


Note 4. Subsequent Event

     The Company held its annual meeting of shareholders on June 10, 1994. At the meeting, the shareholders approved an amendment to the Restated Certificate of Incorporation to change the corporate name to Trans World Entertainment Corporation. In addition, the Shareholders also approved the 1994 Stock Option Plan. Under the 1994 Plan, a total of 1,000,000 shares of Common Stock may be granted to eligible employees, no options may be granted with an exercise price below fair market value of the Company's Common Stock, and limiting the number of stock options which can be granted to any one participant during the term of the plan.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - - ---------------------

Thirteen Weeks Ended April 30, 1994 Compared to Thirteen Weeks Ended May 1, 1993
- - - --------------------------------------------------------------------------------

     Sales. The Company's sales increased 5.8% for the thirteen weeks ended April 30, 1994 over the thirteen weeks ended May 1, 1993. The $6 million sales increase is attributable to the sales generated from new stores opened by the Company since May 1, 1993. During the past year, the Company opened 93 stores and closed 54. Comparable store sales, which are sales for stores that were open for the entire month during both periods, declined 4% from the prior year. The decline in comparable store sales was a significant factor in the net loss for 1994's first quarter.

     Gross Profit. Gross profit, as a percentage of sales, increased from 36.9% to 37.4% in the thirteen week period ended April 30, 1994, when compared to 1993. The higher gross margin is due to an increase in purchase discounts in the period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased from 33.0% to 34.4% in the thirteen week period ended April 30, 1994 when compared to 1993. The increase in SG&A, as a percent of sales, was due primarily to the decline in store sales in the Company's comparable stores.

     Interest Expense. Interest expense increased $1.2 million in the thirteen week period ended April 30, 1994 compared to 1993. The increase is attributed to both an increase in the Company's average borrowings and an increase in the Company's weighted average borrowing rate.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

Liquidity and Sources of Capital. Cash used by operating and investing activities were financed through the Company's long-term debt securities and borrowings under the Company's revolving credit facility. These seasonal borrowings under the revolving credit facility are a normal part of the Company's business. The Company's revolving credit facility permits aggregate borrowings up to $75 million.

The most significant uses of cash in the thirteen week period ended April 30, 1994 were the $83.7 million and $5.4 million seasonal reductions in accounts payable and income taxes payable, respectively. This was funded through borrowings under the Company's revolving credit facility and the reduction in merchandise inventory. The Company also continued its store expansion program, utilizing $5.6 million to fund increases in fixed assets, primarily in new stores, store expansions and store renovations. The Company has and expects to continue to finance store renovation programs with funds generated from operations, principally through reductions in merchandise inventory levels, and the existing revolving credit facility.

Effective January 30, 1994, the Company's original debt agreement relating to its $50 million of unsecured senior notes was amended. The amendment makes the fixed charge ratio covenant less restrictive, adds an inventory turnover covenant which is consistent with that of the Company's other debt agreements, adds a covenant requiring minimum proforma debt capitalization requirements, changes the payment schedule to mature one year earlier, and increases the interest rate from 6.91% to 7.5%. In addition, the Company amended its $75 million revolving credit agreement and the debt agreement relating to its $17.5 million of unsecured senior notes, making the fixed charge ratio less restrictive.

CAPITAL EXPENDITURES
- - - --------------------

     The Company opened eighteen new stores and closed nine stores, ending the first quarter with 696 stores in operation. Management plans to open approximately 20 stores in the second quarter and 50 to 60 stores for the entire fiscal year, approximately 20 of which are relocations. New store openings, combined with the Company's ongoing store renovation program and other capital improvements, will require approximately $20 million in capital expenditures in 1994. In addition, the store expansion program requires an increase in merchandise inventory averaging approximately $250,000 per new store, which is partially funded by trade payables.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K.

            (A)     Exhibits - NONE.

            (B) Reports on Form 8-K - Current Report on Form 8-K, filed on May 5, 1994.


- - - -------------------------------------------------------------------------------
Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANS WORLD MUSIC CORP.



     JUNE 14, 1994                      By: /s/ ROBERT J. HIGGINS
                                            ---------------------
                                            Robert J. Higgins,
                                            President and Director
                                            (Principal Executive Officer)

     JUNE 14, 1994                      By: /s/ ROBERT A. HELPERT
                                            ---------------------
                                            Robert A. Helpert
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial and Accounting
                                             Officer)