Form 10-Q
period 1994-07-30
TRANS WORLD MUSIC CORP
filed 1994-09-13
CIK 795212

_____________________________________________________________________
                         			UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                  	    WASHINGTON, D.C.  20549

	                        		   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___  SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 30, 1994

                        			      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___  SECURITIES EXCHANGE ACT OF 1934

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X      No
	          ____         ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

			Common Stock, $.01 par value,
	  9,687,814 shares outstanding as of September 7, 1994
_____________________________________________________________________

               	   TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                     		 QUARTERLY REPORT ON FORM 10-Q

                     		       TABLE OF CONTENTS


                           			    PART I.

                     		     FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -- July 30, 1994,
	   January 29, 1994 and July 31, 1993                             3

	Condensed Consolidated Statements of Income -- Thirteen
	   Weeks and Twenty-Six Weeks Ended July 30, 1994
	   and July 31, 1993                                              4

	Condensed Consolidated Statements of Cash Flows --
	   Twenty-Six Weeks Ended July 30, 1994 and July 31, 1993         5

	Notes to Condensed Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations                     8


                            			   PART II.
		                           OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders       12

Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                        13

    		     TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)
	                        (unaudited)


                            				   July 30,       January 29,        July 31,
ASSETS                               1994            1994              1993
______                             ________       __________         ________

CURRENT ASSETS:
  Cash and cash equivalents          $8,011          $26,046           $5,814
  Merchandise inventory             221,985          238,949          183,811
  Other current assets               12,841           12,764            7,710
                           	 			   _________       __________        ________
    Total current assets            242,837          277,759          197,335
                            				   _________       __________        ________

VIDEOCASSETTE RENTAL INVENTORY, NET   6,472            6,166            6,477

FIXED ASSETS:
  Property, plant and equipment     175,312          167,203          147,570
  Less allowances for depreciation
       and amortization              80,413           73,157           68,450
				                               _________       _________         ________
				                                 94,899           94,046           79,120
                            				   _________       _________         ________

OTHER ASSETS                          2,949            2,293            1,119
                            				   _________       _________         ________

     TOTAL ASSETS                  $347,157         $380,264         $284,051
				                               =========       =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
_________________________________________

CURRENT LIABILITIES:
  Accounts payable                  $75,419         $156,263          $72,116
  Notes payable                      64,439            - - -            8,269
  Other current liabilities          20,572           19,958           11,143
                            				   ________        _________         ________
    Total current liabilities       160,430          176,221           91,528
                            				   ________        _________         ________

LONG-TERM DEBT, less
       current portion               54,101           66,054           67,888

CAPITAL LEASE OBLIGATIONS,
       less current portion           6,866            7,044            7,221

OTHER LIABILITIES                     4,714            4,871            3,452
SHAREHOLDERS'   EQUITY
  Common stock ($.01 par value;
       20,000,000 shares authorized;
       9,731,208 issued)                 97               97               97
  Treasury stock, at cost (43,394,
       12,000 & 5,000 shares,
       respectively)                   (503)            (162)             (69)
  Other shareholders'equity         121,452          126,139          113,934
                            				   ________         ________         ________
    Total shareholders' equity      121,046          126,074          113,962
                            				   ________         ________         ________
TOTAL LIABILITIES AND
	  SHAREHOLDERS' EQUITY            $347,157         $380,264         $284,051
                            				   ========         ========         ========


See Notes to Condensed Consolidated Financial Statements.

   		   TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
   		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   		    (in thousands, except per share amounts)
                  				  (unaudited)

                                         						  Thirteen Weeks Ended
                                         						________________________

                                  					       July 30,            July 31,
                                         						 1994                1993
                                  					      _________            ________
Sales                                          $106,978            $96,643
Cost of sales                                    67,503             60,687
                                 					       _________            ________
Gross profit                                     39,475             35,956

Selling, general and administrative expenses     37,329             34,300
Depreciation and amortization                     4,146              3,484
                                  					       _________           ________
Loss from operations                             (2,000)            (1,828)
Interest expense                                  2,667              1,512
                                 					        _________           ________
Loss before income tax benefit                   (4,667)            (3,340)
Income tax benefit                               (1,862)            (1,292)
                                 					        _________           ________

NET LOSS                                        ($2,805)           ($2,048)
                                 					        =========           ========

LOSS PER SHARE                                   ($0.29)            ($0.21)
					                                         =========           ========
Weighted average number of common
     shares outstanding                           9,708              9,726
                                  					       =========           ========

                                        						  Twenty-Six Weeks Ended
                                         						 _______________________

                                  					       July 30,            July 31,
                                         						 1994                1993
                                   					      _________            ________
Sales                                          $216,178           $199,867
Cost of sales                                   135,873            125,810
                                   					      _________           ________

Gross profit                                     80,305             74,057

Selling, general and administrative expenses     74,891             68,328
Depreciation and amortization                     8,314              7,017
                                   					      _________           ________
Loss from operations                             (2,900)            (1,288)
Interest expense                                  4,899              2,586
                                   					      _________           ________
Loss before income tax benefit                   (7,799)            (3,874)
Income tax benefit                               (3,112)            (1,499)
                                   					      _________           ________
NET LOSS                                        ($4,687)           ($2,375)
                                   					      =========           ========

LOSS PER SHARE                                   ($0.48)            ($0.24)
                                   					      =========           ========

Weighted average number of common
     shares outstanding                           9,713              9,724
                                   					      =========           ========


See Notes to Condensed Consolidated Financial Statements.

				                         4

     		   TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
      		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   				(in  thousands)
                    				  (unaudited)


                                        						  Twenty-Six Weeks Ended
                                       						 _________________________

                                  					         July 30,            July 31,
                                         				  		 1994                1993
                                  					         _________          _________

NET CASH USED BY OPERATING ACTIVITIES            ($68,551)          ($48,927)
                                  					         _________          _________

INVESTING ACTIVITIES:
  Acquisition of property and equipment           (10,197)           (11,050)
  Purchases of videocassette rental
    inventory, net of amortization                   (306)              (320)
                                  			  		       _________          _________
  Net cash used by investing activities           (10,503)           (11,370)
                                  					         _________          _________


FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt      - - -             50,000
  Payments of long-term debt and capital
    lease obligations                              (3,079)              (359)
  Net increase in revolving line of credit         64,439              8,269
  Other                                              (341)                 8
                                  					         _________           ________
  Net cash provided by financing activities        61,019             57,918
                                  					         _________           ________

  Net decrease in cash and cash equivalents       (18,035)            (2,379)

  Cash and cash equivalents, beginning of period   26,046              8,193
                                         					  	________           ________
  Cash and cash equivalents, end of period         $8,011             $5,814
                                         					  	========           ========

See Notes to Condensed Consolidated Financial Statements.

  		    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   				 (UNAUDITED)

Note 1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements consist of Trans World Music Corp. and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which were material, are accounted for using the equity method. The Company's previously reported store count of 698 has been revised to 693 in order to be consistent with the equity method of accounting, removing the five Joint Venture units from the store count.

   The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

   These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.


Note 2. Seasonality

   The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three fiscal years, the fourth quarter has represented substantially all of the Company's net income for the year.


Note 3. Earnings (Loss) Per Share

   Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each fiscal period. Common stock equivalents, which relate to employee stock options, are excluded from the calculations, as their inclusion would have an anti-dilutive impact on the loss per share.

            		    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
      	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    			    (UNAUDITED) - CONTINUED

Note 4. Treasury Stock

   In 1992, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its Common Stock through open market purchases or privately negotiated transactions. During the second quarter of 1994, the Company repurchased a total of 31,394 shares of its Common Stock. At July 30, 1994, the Company held 43,394 shares in treasury.


Note 5. Stock Option Plan

   On April 29, 1994, the Board of Directors of the Company approved the 1994 Stock Option Plan, which was subsequently approved by shareholders of the Company on June 10, 1994. Under the 1994 Stock Option Plan, 1,000,000 shares of Common Stock are authorized for issuance pursuant to the exercise of stock options granted thereunder. At July 30, 1994, stock options exercisable into 195,000 shares of Common Stock have been granted under the 1994 Stock Option Plan.


Note 6. Subsequent Event

   On June 10, 1994, the Company's shareholders approved an amendment to the Restated Certificate of Incorporation to change the parent company's corporate name to "Trans World Entertainment Corporation". The Company's name change will become effective on or about September 22, 1994.

            		    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
             		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             		 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 1994 Compared to Thirteen Weeks Ended July 31,1993
________________________________________________________________________________

   Sales. The Company's sales increased 10.7% for the thirteen weeks ended July 30, 1994 over the thirteen weeks ended July 31, 1993. The $10.3 million sales increase is primarily due to the sales generated from new stores opened by the Company since July 31, 1993. Comparable store sales increased 1% in the second quarter 1994 over the prior year. Although the comparable store sales trend was positive, the second quarter results compare with weak comparable store sales of negative 3% and negative 2% in the second quarters of 1993 and 1992, respectively.

   In the Company's music division, comparable store sales were slightly negative in the second quarter. The Company attributes the sales results to poor product assortments in its stores, a condition that continues to improve through merchandise returns to vendors and better utilization of its inventory management system. In addition, the Company faces increasing competition from electronics retailers and books superstores that are expanding in the music business. Comparable store sales in the video sell-through division were relatively strong in the second quarter, principally due to new inventory assortments in the video category.

   Gross Profit. Gross profit as a percentage of sales decreased from 37.2% to 36.9% in the thirteen week period ended July 30, 1994, compared to 1993. The decrease in the gross profit rate was primarily due to a competitive price program implemented in the second quarter in many of the Company's markets. Competitive pricing is expected to put continued downward pressure on the gross margin rate in the second half of the year.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased from 35.5% to 34.9% in the thirteen week period ended July 30, 1994 when compared to 1993. The decrease in SG&A as a percent of sales was primarily due to the leverage of overhead expenses because of the increase in total sales of 10.7% over the prior year.

   Interest Expense. Interest expense increased $1.2 million in the thirteen week period ended July 30, 1994 compared to 1993. The increase is due to the increase in the Company's average borrowings and a higher weighted average borrowing rate.

               		    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
                		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 		FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              				 (continued)


   Net Loss. The $2.8 million net loss for the thirteen week period ended July 30, 1994 compares to a $2.0 million net loss in 1993. The increased loss is due to the combined impact of cost growth in the stores and soft sales trends in the second quarters over the past three fiscal years. To achieve a profitable fiscal quarter, comparable store sales growth would have had to improve substantially over the 1% sales growth realized in 1994's second quarter.



Twenty-Six Weeks Ended July 30, 1994 Compared to Twenty-Six Weeks Ended July 31, 1993
_________________________________________________________________________

   Sales. The Company's sales increased 8.2% for the twenty-six weeks ended July 30, 1994 over the twenty-six weeks ended July 31, 1993. During the first half of the year, comparable store sales decreased approximately 2%. Comparable store sales decreased 4% in the first quarter and improved to a 1% increase in the second quarter. The Company currently expects this trend will continue as the Company balances its inventories and improves its merchandise in-stock position in the stores.

   Gross Profit. Gross profit as a percentage of sales remained at 37.1% for the twenty-six week period ended July 30, 1994, when compared to 1993. However, the Company implemented a competitive price program in many of its markets, which will put downward pressure on the gross margin rate in the second half of fiscal 1994.

   Selling, General and Administrative Expenses. SG&A as a percentage of sales increased slightly from 34.2% to 34.6% in the twenty-six week period ended July 30, 1994 when compared to 1993. The increase was primarily due to the decline in comparable store sales, somewhat offset by better leverage of overhead expenses.

   Interest Expense. Interest expense increased $2.3 million in the twenty-six week period ended July 30, 1994 compared to 1993. The increase is attributed to both an increase in the Company's average borrowings and an increase in the Company's weighted average borrowing rate.

   Net Loss. The $4.7 million net loss for the twenty-six week period ended July 30, 1994 compares to a $2.4 million net loss in 1993. The increased loss is due to the negative comparable store sales for the year to date period, combined with the impact of expense growth in the stores, along with the increase in interest expense.

            		    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
		                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            		  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             				 (continued)


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Capital. Cash used by operating and investing activities in the first half of the fiscal year are financed through borrowings under the Company's revolving credit facilities, which permit aggregate borrowings of up to $75 million.

The Company's cash flow from operating activities typically decreases significantly during the second quarter and year to date periods due to repayments of accounts payable and lower sales at this time of year. During the twenty-six week period ended July 30, 1994 the Company's cash flow used by operations was $68.5 million, significantly higher than the corresponding period in 1993 because of the increased loss before anticipated income tax benefits and the lower proportion of accounts payable to merchandise inventory, or inventory leverage. The most significant uses of cash in the period were the $80.8 million and $5.4 million normal reductions in accounts payable and income taxes payable, respectively, along with $10.2 million in capital expenditures, primarily related to the Company's store expansion program. Accordingly, the Company's utilization of its revolving credit facilities increased from $8.3 million at July 31, 1993 to $64.4 million outstanding at July 30, 1994.

The Company currently expects that inventory leverage will improve through higher merchandise inventory returns to vendors in the third fiscal quarter, improving sales trends and the seasonally high fourth quarter sales. The level of the revolving credit facilities is considered adequate to finance the seasonally higher inventory requirements in the second half of the year. At fiscal year end and through the first half of fiscal 1995, continued inventory reduction and the corresponding improvement to inventory leverage will be important to maintain or reduce the absolute level of borrowings on the Company's revolving credit facilities.

The Company is currently in compliance with all covenants under its credit agreements as of and for the periods ended July 30, 1994. As disclosed in its Annual Report on Form 10-K for the fiscal year ended January 29, 1994, the Company's earnings for the full fiscal year 1994 will have to increase approximately 20% over 1993's earnings of $1.01 per share to maintain compliance with the fixed charge ratio covenant in the Company's revolving credit and long-term debt agreements. The Company currently anticipates that it would have to seek a waiver of the fixed charge ratio covenant from its lenders if operating results in the third quarter 1994 do not improve over the $.16 loss per share recorded in the third quarter 1993.

	              	    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES
               		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              		  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           				   (continued)


CAPITAL EXPENDITURES

The Company opened eight new stores and closed seven stores in the second quarter of 1994, ending the period with 693 stores in operation and total retail square footage of 2.5 million. The Company is also a joint venture partner in 5 stores. Management plans to open approximately 20 stores in the third quarter and 50 to 60 stores for the entire fiscal year, approximately
20 of which are relocations of existing stores. Total retail square footage is estimated to be approximately 2.6 million at the end of the 1994 fiscal year. New store openings, combined with the Company's ongoing store renovation program and other capital improvements, will require approximately $24 million in capital expenditures in 1994. In addition, the store expansion program will require an increase in merchandise inventory of approximately $350,000 per new store, which will be partially funded by trade payables.

The terms of the Company's revolving credit and long-term debt agreements require the Company to meet customary financial and operating ratios, and limit the Company's ability, among other things, to incur indebtedness, to make certain investments and to pay dividends. The foregoing restrictions, as well as the possibility that certain of the financial ratios may not be maintained, could limit the Company's ability to meet its expansion objectives, to obtain future financing and to engage in certain corporate activities.

              		    TRANS WORLD MUSIC CORP. AND SUBSIDIARIES

                       			 PART II: OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders.
             ____________________________________________________

		  The Company's 1994 Annual Meeting of Shareholders was held on June 10, 1994. At the meeting, all of management's nominees for directors were elected to the Board of Directors. In addition, two other matters were approved by shareholders. The parent company's name was approved for change to "Trans World Entertainment Corporation", with 7,863,602 votes for, 5,096 votes against, and 80,990 abstentions. The 1994 Stock Option Plan was approved, with 6,525,119 votes for, 623,513 votes against, and 84,048 abstentions.



   Item 6.        Exhibits and Reports on Form 8-K.
              		  _________________________________

	   (A)    Exhibits

		  Exhibit No.          Description                     Page No.
		  ___________          ___________                     ________

		    10.1              1994 Stock Option Plan              14


	   (B) Reports on Form 8-K - The Company filed a Current Report on Form 8-K on August 31, 1994, reporting a change in the Registrant's Certifying Accountant from Ernst & Young LLP to KPMG Peat Marwick LLP.


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


                                      					     TRANS WORLD MUSIC CORP.



   September 13, 1994                        By:   /s/ ROBERT A. HELPERT
   __________________                              _____________________________
   DATE                                            Robert A. Helpert
                                          						   Executive Vice President and
                                          						   Chief Administrative Officer
                                          						   (Duly authorized officer)



   September 13, 1994                        By:   /s/ JOHN J. SULLIVAN
   __________________                              ____________________________
   DATE                                            John J. Sullivan
                                          						   Vice President - Finance
                                          						   (Chief Accounting Officer)

                                                     								EXHIBIT 10.1

                   	TRANS WORLD ENTERTAINMENT CORPORATION
		                         	1994 STOCK OPTION PLAN


1.   PURPOSE

     (a) The purpose of this 1994 Stock Option Plan (the "Plan") is to encourage and enable selected management and other key employees of Trans World Entertainment Corporation (the "Company") or a parent or subsidiary of the Company to acquire a proprietary interest in the Company through the ownership of stock in the Company. Pursuant to the Plan, eligible employees will be offered the opportunity to acquire such common stock through the grant of Incentive Stock Options, other statutory options and Non-Qualified Stock Options (Incentive Stock Options and Non-Qualified Stock Options granted under the plan are collectively referred to herein as "Options"), with or without tandem Stock Appreciation Rights ("SARs").

     (b) As used herein, the term "parent" or "subsidiary" shall mean any present or future corporation which is or would be a "parent corporation" or "subsidiary corporation" of the Company as the term is defined in Section 424 of the Internal Revenue Code of 1986, as amended (the "Code") (determined as if the Company were the employer corporation). "Incentive Stock Options" shall have the meaning ascribed to them in Section 422 of the Code.

2.   ADMINISTRATION OF THE PLAN

     The Plan shall be administered by the Compensation Committee of the Board of Directors, or such other committee appointed by the Board of Directors (the "Committee"), consisting of three or more disinterested, independent directors. Each member of the Committee will meet the requirements set forth in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), and the proposed regulations issued under Section 162(m) of the Internal Revenue Code of 1986, as amended. No member of the Committee will be eligible to participate in the Plan or shall have been eligible to participate in the Plan during a one-year period prior to appointment. The Committee is authorized: (a) to adopt, alter and repeal administrative rules, guidelines and regulations for carrying out the Plan; (b) to select the employees eligible for participation under the Plan; (c) to determine whether and to what extent Options and SARs are to be granted under the Plan; (d) to substitute new Options for previously granted Options, including previously granted Options having higher exercise prices; (e) to determine the other terms, conditions and provisions of grants under the Plan; (f) to accelerate the vesting or extend the exercise period (up to a maximum of ten years); and in all cases in the Committee's sole discretion consistent with the Plan provisions. The interpretation of and decisions with regard to any questions arising under the Plan made by the Committee shall be final and conclusive.

3.   SHARES OF STOCK SUBJECT TO THE PLAN

     (a) Shares Subject to Issuance. There shall be 1,000,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), authorized for issuance under the Plan. Such shares may be authorized and unissued shares or previously issued shares acquired or to be acquired by the Company and held in the treasury. Any shares subject to an Option which for any reason expires or is terminated unexercised may again be subject to an Option under the Plan. The aggregate fair market value (determined at the time the Option is granted) of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by any optionee during any calendar year (under all plans of the Company and any parent or subsidiary of the Company which plans provide for granting of Incentive Stock Options within the meaning of Section 422 of the Code) shall not exceed $100,000.

     (b) Antidilution Adjustments. In the event of a reorganization, recapitalization, stock split, reverse stock split, stock dividend, combination of shares, merger, consolidation, reclassification or other change in corporate structure, there shall be an appropriate adjustment to the number of shares authorized for issuance under the Plan pursuant to the provisions of Section 8 hereof.

4.   ELIGIBILITY

     Options may be granted only to executive officers, management and other key employees who are employed by the Company or a parent or subsidiary of the Company, in each case as designated by the Committee. An Option may be granted to a director of the Company or a parent or subsidiary of the Company who is not also a member of the Committee, provided that the director is also an officer or key employee.

5.   GRANTING OF INCENTIVES

     (a) Term of Plan and Option Grants. All Options granted pursuant to this Plan shall be granted within 10 years from April 29, 1994. The date of the grant of any Option shall be the effective date on which the Committee authorizes the grant of such Option. In no event, however, shall any Option be exercisable beyond 10 years from the date it is granted.

     (b) Limits Applicable to any one Employee. The maximum number of shares of Common Stock with respect to which Options or SARs may be granted to any one employee from this Plan is 300,000, subject to adjustment in accordance with the provisions of Section 8 hereof.

     (c) Executive Officers. Options granted to any executive officer or employee governed by the provisions of Section 16 under the Exchange Act shall not be exercisable earlier than six months from the date of grant.

     (d) Stock Appreciation Rights. The Committee may in its sole discretion grant an Option together with an SAR. In the case of such a grant the employee may either (i) exercise the Option and receive Common Stock of the Company, or
(ii) receive in cash or other property, in the sole discretion of the Committee, the difference between the exercise price of the underlying option and the fair market value of the Common Stock at the time the SAR is exercised. An
Incentive Stock Option granted together with an SAR shall be subject to the limitations of the Plan and such additional limitations as may be imposed under
Section 422 of the Code, which limitations are necessary or appropriate to cause such Incentive Stock Option or another Incentive Stock Option to qualify as an "incentive stock option" within the meaning of Section 422 of the Code. Upon exercise of an SAR, the underlying option shall be deemed to have been exercised to the extent of the shares with respect to which the SAR is exercised, and such shares shall no longer be available for issuance pursuant to the Plan.

     (e) Limited Stock Appreciation Rights. The Committee in its discretion may include provisions in any Option or SAR granted to an employee that become effective upon a Change in Control (as defined in Section 8 of the Plan) of the Company and that provide for the acceleration of the exercisability of the Option or SAR. Such provisions may also include the right, in lieu of exercising the Option or SAR, to elect to surrender all or part of such Option or SAR to the Company and to receive cash in an amount equal to the excess of
(i) the higher of (x) the Fair Market Value of a share of Common Stock on the date such right is exercised and (y) the highest price paid for Common Stock or, in the case of securities convertible into Common Stock or carrying a right to acquire Common Stock, the highest effective price (based on the prices paid for such securities) at which such securities are convertible into Common Stock or at which Common Stock may be acquired, by any person or group whose acquisition of voting securities has resulted in a Change in Control of the Company, over (ii) the exercise price per share under the Option or SAR, multiplied by the number of shares of Common Stock with respect to which such right is exercised. The provisions authorized by this Section 5(e) may be included in an Option or SAR at the time of grant or thereafter.

6.   TERMS AND CONDITIONS OF OPTIONS

     (a) Option Price. The purchase price under each Option shall be at least 100% of the Fair Market Value of the Common Stock at the time the Option is granted, but not less than the par value of such Common Stock. In the case of an Incentive Stock Option granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company, actually or constructively under Section 424(d) of the Code, the option price shall not be less than 110% of the Fair Market Value of the Common Stock subject to the Option at the time of its grant. The "Fair Market Value" of the Common Stock shall mean the closing price of the Common Stock on the NASDAQ National Market System or principal stock exchange that the shares may be traded on as of the date of grant, or if such day is not a trading day, the next succeeding trading day.

     (b) Medium and Time of Payment. Common Stock purchased pursuant to the exercise of an Option shall at the time of purchase be paid for in full in cash, or with shares of Common Stock, or a combination of cash and such Common Stock, to be valued at the Fair Market Value thereof on the date of such exercise. Common Stock to be used by executive officers and other employees subject to the reporting provisions of Section 16 of the Exchange Act must have been held by such optionee for a minimum of 6 months. If the optionee intends to obtain a permissible broker loan or a simultaneous order to sell the shares issuable upon exercise of any Options, upon the giving of at least 48 hours prior written notice to the Company, exercise thereof shall not be deemed to occur until the Company receives the proceeds of the recipient's broker loan or other permitted transaction. Upon receipt of payment the Company shall, without stock transfer tax to the optionee or other person entitled to exercise the Option, deliver to the person exercising the Option a certificate or certificates for such shares. It shall be a condition to the performance of the Company's obligation to issue or transfer Common Stock upon exercise of an Option or Options that the optionee pay, or make provision satisfactory to the Company for the payment of, any withholding taxes which the Company is obligated to collect with respect to the issuance or transfer of Common Stock upon such exercise.

     (c) Vesting and Exercise Period. The vesting period of time before exercising an Option shall be prescribed by the Committee in each particular case, in the Committee's sole discretion except that the vesting period shall be at least 6 months from the date of grant for executive officers and other employees subject to the reporting provisions of Section 16 of the Exchange Act. No Option may be exercised more than 10 years from the date it is granted. Unless otherwise specified by the Committee, Options shall vest and become exercisable with respect to 25% of the shares subject thereto on each of the first, second, third and fourth anniversaries of the date of the grant.
In the event of the death or permanent disability of an optionee, all outstanding Options shall immediately vest and become exercisable, except for those Options granted within six months of such date. Unless otherwise specified, all Options shall be for a term of ten years from the date of grant. However, in the case of an Incentive Stock Option granted to a 10% shareholder (as defined in Section 6(a) hereof), such option, by its terms, shall be exercisable only within five years from the date of grant.

     (d) No Rights to Employment or as a Shareholder. Nothing in the Plan or in any Option shall confer any right to continue in the employ of the Company or any parent or subsidiary of the Company or interfere in any way with the right of the Company or any parent or subsidiary of the Company to terminate the employment of the optionee at will at any time, in accordance with the provisions of applicable law. An optionee shall have no rights as a shareholder of the Company with respect to any shares issuable or transferable upon exercise thereof until the date a stock certificate is issued to him for shares of Common Stock.

7.   EXERCISE AFTER SEPARATION OF EMPLOYMENT  OR DEATH

     (a) Retirement, Death or Disability. In the event of the retirement with the consent of the Company, the Options or unexercised portions thereof that were otherwise exercisable on the date of retirement shall be exercisable during their specified terms but prior to three years after the date of retirement, whichever occurs earlier. In the event of the death or permanent disability (as that term is defined in Section 22(e)(3) of the Code, as now in effect or as subsequently amended), of the recipient, all Options other than those granted within six months of such date shall become vested and immediately exercisable by the optionee, or if he is not living, by his heirs, legatees or legal representatives (as the case may be), during their specified terms, but prior to the expiration of three years after the date of death or permanent disability, whichever occurs earlier.

     (b) Separation of Employment. With respect to any separation of employment from the Company, other than by reason of retirement, death, or permanent disability, as provided in Section 7(a), Options, if vested on the date of termination, may be exercised during their specified terms but prior to the expiration of three months after separation of employment with the Company, whichever occurs earlier, or, for Non-Qualified Stock Options, such period in excess of three months but prior to the expiration date originally scheduled for such Option as the Committee may, in its sole and absolute discretion, determine and provide.

     (c) Leave of Absence. If an optionee takes an approved leave of absence, the Committee may, if it determines that to do so would be in the best interests of the Company, provide in a specific case for continuation of Options during such leave of absence, such continuation to be on such terms and conditions as the Committee determines to be appropriate.

     (d) Certain Investment Restrictions. Each Option granted under the Plan shall be subject to the requirement that, if at any time the Board of Directors shall determine, in its discretion, that the listing, registration or qualification of the shares issuable or transferable upon exercise thereof upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such Option or the issue, transfer or purchase of shares thereunder, such Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not
acceptable to the Board of Directors.   The Company shall not be obligated to
sell or issue any shares of Common Stock in any manner in contravention of the Securities Act of 1933, as amended, or any state securities law.

8.   ADJUSTMENTS

     (a) Recapitalization. The number of shares subject to the Plan shall be increased or decreased proportionately, as the case may be, in the event that dividends payable in Common Stock during any fiscal year of the Company exceed in the aggregate five percent of the Common Stock issued and outstanding at the beginning of the fiscal year, or in the event there is during any fiscal year of the Company one or more splits, reverse splits, subdivisions, or combinations of shares of Common Stock resulting in an increase or decrease by more than five percent of the shares outstanding at the beginning of the year. Common stock dividends, splits, reverse splits, subdivisions or combinations during any fiscal year that are equal to or are less than, in the aggregate, five percent of the Common Stock issued and outstanding at the beginning of such fiscal year, shall be ignored for purposes of the Plan.
In the event of any such adjustment the number of underlying shares and the purchase price per share applicable to options previously granted shall be proportionately adjusted. All adjustments shall be made as of the day such action necessitating such adjustment becomes effective.

     (b) Sale or Reorganization. In case the Company is merged or consolidated with another corporation, or in case substantially all of the property, stock or assets of the Company is to be acquired by another corporation, or in case of a separation, reorganization, or liquidation of the Company, the Board of Directors of the Company, or the board of directors of any corporation assuming the obligations of the Company hereunder, shall either: (i) make appropriate provisions for the protection of any outstanding Options by the substitution on an equitable basis of cash or comparable stock or stock options of the Company, or cash or comparable stock or stock options of the merged, consolidated or otherwise reorganized corporation, or (ii) make a cash payment equal to the difference between the exercise price of all vested Options and the Fair Market Value of the Common Stock on the date of such transaction, as determined by the highest sale price of the Common Stock quoted by the market or exchange on which the security is traded.

     (c) Change in Control. Notwithstanding anything to the contrary in this Plan, if there should be a "Change in Control" of the Company, all of the Options granted under the Plan that are not currently exercisable shall become immediately vested as of the date of such Change in Control. "Change in Control" shall mean the occurrence of any one of the following events that occur after the date, if ever, that fewer than twenty percent of the outstanding shares of Common Stock in the aggregate are beneficially owned (as defined in Rule 13d-3 under the Exchange Act) by Robert J. Higgins, members of his immediate family and one or more trusts established for the benefit of such individual or family members for a period of 60 consecutive calendar days:(i) the sale of the Company substantially as an entirety (sale of assets, merger, consolidation, liquidation, dissolution or similar occurrence) occurs, where the shareholders of the Company, immediately prior to a consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least one-half of the voting stock of the corporation issuing cash or securities in a consolidation or merger (or its ultimate parent corporation, if any); (ii) any tender offer or exchange offer subject to the regulations of the Securities and Exchange Commission is made by which any person or group, other than Robert J. Higgins, members of his immediate family and one or more trusts established for the benefit of such individual or family members, as "person" or "group" is defined within the meaning of Section 13(d) of the Exchange Act, which becomes the beneficial owner, directly or indirectly, of more than one-half of the outstanding shares of Common Stock; or (iii) fifty percent or more of the directors elected to the Board of Directors are persons who were not nominated by management or the Board of Directors in the most recent proxy statement of the Company, excluding from such computation the replacement of any director or directors who resign voluntarily and not as a result of any disagreement expressed in writing with the Company's operations, policies or practices.

     Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred for purposes of Section 8(c)(i) solely as the result of an acquisition of securities by the Company which, by reducing the number of shares of Common Stock outstanding, increases the proportionate number of shares of Common Stock beneficially owned by any person to 40% more of the shares of Common Stock then outstanding; provided, however, that if any person referred to in this sentence shall thereafter become the beneficial owner of any additional shares of Common Stock (other than pursuant to a stock split, stock dividend or similar transaction), then a "Change in Control" shall be deemed to have occurred for purposes hereof.

9.   NON-TRANSFERABILITY OF OPTIONS

     No Option shall be assignable or transferable by the optionee except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code. During the lifetime of a recipient, Options shall be exercisable only by the optionee.

10.  TERMINATION AND AMENDMENT OF THE PLAN

     The Board of Directors shall have the right to amend, suspend or terminate the Plan; provided, however, that no such action shall affect or in any way impair the rights of a recipient under any option right theretofore granted under the Plan, and no amendment may be made increasing the number of shares authorized for issuance under the Plan, except as provided in Section 8 hereof, without obtaining shareholder approval.

11.  EFFECTIVE DATE OF THE PLAN

     The Plan shall become effective April 29, 1994, the date of its adoption by the Board of Directors of the Company, subject to approval by the shareholders of the Company within 12 months thereafter. The Plan shall, in all events, terminate on April 29, 2004, or such earlier date as the Board of Directors of the Company may determine.

12.  WRITTEN AGREEMENT

     Each Option granted hereunder shall be embodied in a written agreement, which shall be subject to the terms and conditions prescribed by the Plan, and shall contain such other provisions as the Committee in its discretion shall deem necessary or advisable. The agreements, which need not be identical, shall be signed by the employee participant and by the Chairman of the Board, the Vice Chairman, the President, the Secretary or any Vice President of the Company for and in the name and on behalf of the Company.

13.  GOVERNING LAW

     This Plan and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of New York, without reference to its principles of conflict of laws, and shall be construed accordingly.