Form 10-Q/A
period 1994-07-30
TRANS WORLD ENTERTAINMENT CORP
filed 1994-12-12
CIK 795212

- - - - ---------------------------------------------------------------------

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q/A


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - - - ---     SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JULY 30, 1994

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - - - ---     SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER:  0-14818

                 TRANS WORLD ENTERTAINMENT CORPORATION
        (Exact name of registrant as specified in its charter)

             New York                              14-1541629
    (State or other jurisdiction of             (I.R.S.  Employer
     incorporation or organization)            Identification  Number)

                           38 Corporate Circle
                         Albany, New York 12203
       (Address of principal executive offices, including zip code)

                           (518) 452-1242
        (Registrant's  telephone  number,  including  area  code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   X      No
                                                           ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, $.01 par value,
           9,687,814 shares outstanding as of September 7, 1994
- - - - ---------------------------------------------------------------------

           TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                       PART II: OTHER INFORMATION


Item 6(A) of Part II of Form 10-Q is hereby amended by the Registrant to include the Financial Data Schedule required by Item 601(c) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Act"), and Rule 309 under Regulation S-T under the Act. The Report on Form 10-Q for the quarter ended July 30, 1994 was originally filed with the Securities and Exchange Commission on September 13, 1994.




Item 6.    Exhibits and Reports on Form 8-K.

     (A)   Exhibits

           Exhibit No.    Description                      Page No.
           -----------    -----------                      --------

           10.1           1994 Stock Option Plan                *


           27             Financial Data Schedule               4

            * Previously filed on September 13, 1994 with The Report on Form 10-Q for the quarter ended July 30, 1994.

     (B)      Reports on Form 8-K - None

           TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES


                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TRANS WORLD ENTERTAINMENT
                                          CORPORATION



December 12, 1994                   By:   /s/ ROBERT A. HELPERT
- - - - -----------------                   ----------------------------
DATE                                Robert A. Helpert
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Duly authorized officer)



December 12, 1994                   By:   /s/ JOHN J. SULLIVAN
- - - - -----------------                   ----------------------------
DATE                                John J. Sullivan
                                    Vice President - Finance
                                    (Chief Accounting Officer)