Form 10-Q
period 1994-10-29
TRANS WORLD ENTERTAINMENT CORP
filed 1994-12-13
CIK 795212

- - - - - -------------------------------------------------------------------------

	               			                UNITED STATES
		                      SECURITIES AND EXCHANGE COMMISSION
			                          WASHINGTON, D.C.  20549

                              				 FORM 10-Q


       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---       SECURITIES EXCHANGE ACT OF 1934

              		FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1994

                            				    OR

	              	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---       SECURITIES EXCHANGE ACT OF 1934

                  			 COMMISSION FILE NUMBER:  0-14818

              		     TRANS WORLD ENTERTAINMENT CORPORATION
	             (Exact name of registrant  as  specified in its charter)

            		  New York                            14-1541629
	      (State or otherjurisdiction of             (I.R.S.  Employer
     	incorporation  or  organization)         Identification  Number)

	                   		      38 Corporate Circle
			                        Albany, New York 12203
      	(Address  of  principal  executive  offices,  including  zip code)

                     			      (518) 452-1242
	            (Registrant's telephone number,including  area  code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           		       Common Stock, $.01 par value,
        	  9,687,814 shares outstanding as of December 5, 1994


- - - - - ------------------------------------------------------------------------

           	 TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              		      QUARTERLY REPORT ON FORM 10-Q

                        			  TABLE OF CONTENTS


                        			       PART I.

                       			FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

       	 Condensed Consolidated Balance Sheets -- October 29, 1994,
	         January 29, 1994 and October 30, 1993                         3

      	  Condensed Consolidated Statements of Income -- Thirteen
	         Weeks and Thirty-Nine Weeks Ended October 29, 1994
	         and October 30, 1993                                          4

      	  Condensed Consolidated Statements of Cash Flows --
	         Thirty-Nine Weeks Ended October 29, 1994 and
	         October 30, 1993                                              5

       	 Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of
     	    Financial Condition and Results of Operations                 8


                        			       PART II.

                        			  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              14

          TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
		               CONDENSED  CONSOLIDATED BALANCE  SHEETS
		               (in thousands,  except  share  amounts)
			                           (unaudited)



                           				   October 29,   January 29,   October 30,
ASSETS                                1994           1994          1993
- - - - - ------                             ----------    ----------    ----------
CURRENT  ASSETS:
  Cash  and  cash  equivalents         $7,501       $26,046        $7,029
  Merchandise  inventory              265,875       238,949       244,457
  Other  current  assets               20,584        12,764        11,596
                             				   ----------    ----------    ----------
   Total current assets               293,960       277,759       263,082
				                                ----------    ----------    ----------

VIDEOCASSETTE RENTAL INVENTORY,NET      7,123         6,166         6,362

FIXED ASSETS:
  Property, plant and equipment       179,066       167,203       158,753
  Less allowances for depreciation
       and amortization                83,372        73,157        72,319
                             				   ----------    ----------    ----------
				                                   95,694        94,046        86,434
				                                ----------    ----------    ----------

OTHER ASSETS                            3,202         2,293         2,467
                             				   ----------    ----------    ----------
     TOTAL  ASSETS                   $399,979      $380,264      $358,345
				                                ==========    ==========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
- - - - - ------------------------------------

CURRENT  LIABILITIES:
  Accounts payable                   $130,056      $156,263      $128,696
  Notes payable                        63,841           ---        26,561
  Other current liabilities            21,836        19,958        10,975
                             				   ----------    ----------    ----------
    Total current liabilities         215,733        76,221       166,232
				                                ----------    ----------    ----------

LONG-TERM DEBT,less current portion    53,930        66,054        68,982
CAPITAL LEASE OBLIGATIONS, less
      current portion                   6,808         7,044         7,133
OTHER  LIABILITIES                      5,179         4,871         3,680
SHAREHOLDERS'EQUITY
  Common  stock  ($.01 par value;
      20,000,000 shares authorized;
      9,731,208 issued)                    97            97            97
  Treasury stock, at cost(43,394,12,000
      & 12,000 shares,respectively)     (503)         (162)         (162)
  Additional paid-in capital           24,236        24,236        24,229
  Retained earnings                    94,499       101,903        88,154
                              				   ----------    ----------    ----------
    Total shareholders'equity         118,329       126,074       112,318
                              				   ----------    ----------    ----------
       TOTAL LIABILITIES AND
	    SHAREHOLDERS' EQUITY            $399,979      $380,264      $358,345
				                                 ==========    ==========    ==========



See  Notes  to  Condensed  Consolidated  Financial  Statements.


          TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
		             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		              (in thousands, except per share amounts)
			                           	(unaudited)


                                          						   Thirteen Weeks  Ended
				                                           		 ------------------------

                                           						 October 29,   October 30,
						                                                1994         1993
						                                             ----------    ----------
Sales                                              $114,086      $101,784
Cost of sales                                        71,992        62,313
Gross profit                                       ----------    ----------
						                                               42,094        39,471

Selling, general and
 administrative expenses                             39,889        36,450
Depreciation and amortization                         4,279         3,878
						                                             ----------    ----------
Loss from operations                                (2,074)         (857)
Interest expense                                      2,447         1,695
			                                            			 ----------    ----------
Loss before income tax benefit                      (4,521)       (2,552)

Income tax benefit                                  (1,804)       (1,001)

                                            						 ----------    ----------

NET LOSS                                           ($2,717)      ($1,551)
                                            						 ==========    ==========

LOSS PER SHARE                                      ($0.28)       ($0.16)
                                            						 ==========    ==========

Weighted average number of common
     shares outstanding                               9,688         9,722
					                                            	 ==========    ==========



				                                           		 Thirty-Nine Weeks Ended
						                                            ------------------------

						                                            October 29,   October 30,
						                                                1994         1993
					                                           	 ----------    ----------
Sales                                              $330,264      $301,651
Cost of sales                                       207,865       188,123
					                                           	 ----------    ----------
Gross profit                                        122,399       113,528

Selling, general and
 administrative expenses                            114,780       104,778
Depreciation and amortization                        12,593        10,895
                                           						 ----------    ----------
Loss from operations                                (4,974)       (2,145)
Interest expense                                      7,346         4,281
				                                           		 ----------    ----------
Loss before income tax benefit                     (12,320)       (6,426)
Income tax benefit                                  (4,916)       (2,500)
                                           						 ----------    ----------

NET LOSS                                           ($7,404)      ($3,926)
                                           						 ==========    ==========

LOSS PER SHARE                                       ($.76)       ($0.40)
						                                            ==========    ==========

Weighted average number of common
     shares outstanding                               9,707         9,724
                                           						 ==========    ==========



See  Notes  to  Condensed  Consolidated  Financial  Statements.

                              				     4

          TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
	             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			                           (in thousands)
			                             (unaudited)




                                          						 Thirty-Nine Weeks Ended
					                                         	 ------------------------

						                                           October 29,   October 30,
						                                              1994           1993
					                                          	 ----------    ----------

NET CASH USED BY OPERATING ACTIVITIES             ($61,642)     ($55,818)
                                          						 ----------    ----------
INVESTING  ACTIVITIES:
  Acquisition of property and equipment            (15,967)      (22,510)
  Purchases of videocassette rental
    inventory, net of amortization                    (957)         (205)
				                                          		 ----------    ----------
  Net cash used by investing activities            (16,924)      (22,715)
					                                          	 ----------    ----------
FINANCING ACTIVITIES:
  Proceeds from the issuance of
    long-term  debt                                     ---        51,566
  Payments of long-term  debt  and capital
    lease obligations                               (3,479)         (673)
  Net increase in revolving line of credit           63,841        26,561
  Other                                               (341)          (85)
                                          						 ----------    ----------
  Net cash provided by financing activities          60,021        77,369
				                                          		 ----------    ----------
  Net decrease in cash and cash equivalents        (18,545)       (1,164)
  Cash and cash equivalents, beginning of period     26,046         8,193
					                                          	 ----------    ----------
  Cash and cash equivalents, end of period           $7,501        $7,029
                                          						 ==========    ==========




See Notes to Condensed Consolidated Financial Statements.

                              				     5

          TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

	          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         			  (Unaudited)




Note 1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which were material, are accounted for using the equity method.

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

Note 3. Earnings (Loss) Per Share

   Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each reporting period. Common stock equivalents, which relate to employee stock options, are excluded from the calculations, as their inclusion would have an anti-dilutive impact on the loss per share.

          TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
          	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		                         (Unaudited) - Continued




Note 4. Debt

   The Company utilizes an aggregate amount of $75 million in revolving credit facilities from four commercial banks, with a stated maturity date of July 1996. At October 29, 1994 the Company had outstanding $63.8 million in such revolving credit facilities. In addition, the Company had outstanding $65 million in senior notes held by five insurance companies. All of such senior debt facilities contain a fixed charge ratio covenant that the Company was not in compliance with for the quarter ended October
29, 1994.   The Company obtained permanent waivers of the technical
default from all of its lenders and, in addition, the Company entered into an amendment of the revolving credit agreements with the four commercial banks party to the revolving credit facilities. Such amendments increased the contractual interest rate on the revolving credit facilities by 7/8% to a floating interest rate of 1.75% over the LIBOR and CD-based borrowing rates.

Note 5. Benefit Plans.

   The Company adopted a nonqualified, unfunded 1994 Director Retirement Plan that provides retirement benefits to Directors over age 62 who have attained at least 5 years of service with the Company as a Director. The benefits equal $15,000 per year and are payable for a maximum of ten years.

          TRANS WORLD ENTERTAINMENT CORPORATION  AND SUBSIDIARIES
	                  	MANAGEMENT'S DISCUSSION AND ANALYSIS
	              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 1994 Compared to
  Thirteen Weeks Ended October 30,1993
- - - - - -------------------------------------------------

  Sales. The Company's sales increased 12.1% for the thirteen week period ended October 29, 1994 over the thirteen week period ended October 30, 1993. The $12.3 million sales increase is primarily due to the sales generated from new stores opened by the Company since October 30, 1993. Comparable store sales increased 2.3% in 1994's third quarter, including 1% in the music category and 19% in the video sell-through category. The Company attributes the strong performance in video sales to the reassortment of video inventories previously completed in the second quarter. The reassortment of music inventories at the store level were substantially completed at the end of the third quarter, and its impact on music sales has not yet been determined.

  One factor that adversely impacted comparable store sales in the third quarter for the music category was a new release schedule that was somewhat weaker than last year, as a number of significant releases were
delayed into the fourth quarter.   In addition, retail competition
increased in all of the Company's geographic markets due to the openings of large, freestanding music stores and the expansion of music departments in national electronics superstores. Compact discs, which have a higher average retail selling price than audio cassettes, comprised an increasing portion of the Company's sales, and the share of audio cassettes declined, continuing trends from earlier years.

  Gross Profit. Gross profit as a percentage of sales decreased from 38.8% to 36.9% in the thirteen week period ended October 29, 1994, compared to 1993. The decrease in the gross profit rate was primarily due to the implementation of a competitive price program in many of the Company's markets and an increase in merchandise return penalties incurred as the Company improves product assortments in its stores. Competitive pricing is expected to put continued downward pressure on the gross margin rate for the remainder of the year.

          TRANS WORLD ENTERTAINMENT CORPORATION  AND SUBSIDIARIES
                  		MANAGEMENT'S DISCUSSION AND ANALYSIS
	             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
			                            (Continued)



  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased from 35.8% to 35.0% in the thirteen week period ended October 29,1994 compared to 1993. The decrease in SG&A as a percent of sales was primarily due to SG&A expenses increasing 9.0% compared to a 12.1% increase in total sales over the prior year.

  Interest Expense. Interest expense increased $0.8 million in the thirteen week period ended October 29, 1994 compared to 1993. The increase is due to the increase in the Company's average borrowings and a higher weighted average borrowing rate.

  Net Loss. The $2.7 million net loss for the thirteen week period ended October 29, 1994 compares to a $1.6 million net loss in 1993. The increased loss resulted from a combination of the decline in the gross profit rate due to increased return penalties and the increase in interest expense in the third quarter. To achieve a profitable fiscal quarter, comparable store sales growth would have had to improve substantially over the 2.3% sales growth realized in 1994's third quarter.




Thirty-Nine Weeks Ended October 29, 1994 Compared to
  Thirty-Nine Weeks Ended October 30, 1993
- - - - - -----------------------------------------------------

  Sales. The Company's sales increased 9.5% for the thirty-nine weeks ended October 29, 1994 over the thirty-nine weeks ended October 30, 1993. During the first nine months of the year, comparable store sales were flat. Comparable store sales decreased 4% in the first quarter and improved to 1.0% and 2.3% increases in the second and third quarters, respectively. The Company attributes the improving sales trend during fiscal 1994 primarily to the substantial effort directed at balancing the store inventories and improving its merchandise in-stock position at the distribution center.


  Gross Profit. Gross profit as a percentage of sales declined from 37.6% to 37.1% for the thirty-nine week period ended October 29, 1994, when compared to 1993. The decrease in the gross profit rate was primarily due to the implementation of a competitive price program in many of the Company's markets. The Company expects the competitive price program to put downward pressure on the gross margin rate for the remainder of fiscal 1994.

          TRANS WORLD ENTERTAINMENT CORPORATION  AND SUBSIDIARIES
	                	MANAGEMENT'S DISCUSSION AND ANALYSIS
         	   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
			                           (Continued)





  Selling, General and Administrative Expenses. SG&A as a percentage of sales remained at 34.7% for the thirty-nine week period ended October 29, 1994 when compared to 1993. SG&A as a percent of sales remained unchanged because both SG&A expenses and sales increased 9.5% over the prior year.

  Interest Expense. Interest expense increased $3.1 million in the thirty-nine week period ended October 29, 1994 compared to 1993. The increase is attributed to both an increase in the Company's average borrowings and an increase in the Company's weighted average borrowing rate. The higher rates are due to increases in variable interest rates and higher contractual rates on the Company's senior debt instruments through the amendments entered into at the beginning of the fiscal year. For the full year 1994, the Company projects that interest expense will be approximately $3.5 million greater than 1993.

  Net Loss. The $7.4 million net loss for the thirty-nine week period ended October 29, 1994 compares to a $3.9 million net loss in 1993. The increased loss is due to the flat comparable store sales for the year to date period, the 58 basis point decline in the gross margin percentage, combined with the impact of expense growth in the stores, along with the increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

  Liquidity and Sources of Capital. Cash used by operating and investing activities in the first nine months of the fiscal year were financed through borrowings under the Company's revolving credit facilities, which permit aggregate borrowings of up to $75 million.

          TRANS WORLD ENTERTAINMENT CORPORATION  AND SUBSIDIARIES
                		MANAGEMENT'S DISCUSSION AND ANALYSIS
	              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
			                           (Continued)




  During the thirty-nine week period ended October 29, 1994 the Company's cash flow used by operations was $61.6 million, $5.8 million higher than the corresponding period in 1993 because of the increased pre-tax loss and the lower proportion of accounts payable to merchandise inventory, or inventory leverage. The most significant uses of cash in the period were the $26.9 million seasonal increase in merchandise inventory, $26.2 million and $5.4 million normal reductions in accounts payable and income taxes payable, respectively, along with $16.0 million in capital expenditures used primarily in the Company's store expansion program. Accordingly, the Company's utilization of its revolving credit facilities increased from $26.6 million at October 30, 1993 to $63.8 million outstanding at October 29, 1994.

  The Company's senior debt facilities, including the $75 million in revolving credit facilities and $65 million in senior unsecured notes, contain a similar fixed charge ratio covenant, a specified ratio of pre-tax income plus fixed charges (interest and rent expense) to fixed charges.
The Company was not in compliance with the targeted fixed charge ratio for the quarter ended October 29, 1994, and accordingly it sought and obtained permanent waivers of the technical default from all of its lenders. The four banks that are party to the revolving credit facilities required an increase in the applicable floating borrowing rate. The Company entered into an amendment of each of the revolving credit agreements, increasing the contractual interest rate by 7/8% to a floating interest rate of 1.75% over the LIBOR and CD-based borrowing rates.

  As disclosed in its Annual Report on Form 10-K for the fiscal year ended January 29, 1994, the Company's earnings for the full fiscal year 1994 would have to increase at least 20% over 1993 to maintain compliance with the fixed charge ratio covenant in the Company's senior debt facilities. The Company does not currently expect to meet the higher fixed charge ratio for the fourth fiscal quarter, and the Company is negotiating with its commercial bank lenders to specify a lower target or obtain in advance a waiver of the covenant. In addition, the Company expects that it will have to commence discussions in January 1995 to amend all of its senior debt facilities to reduce the targeted fixed charge ratio covenant for fiscal 1995, which is likely to result in higher interest rates and new covenant restrictions. Although the Company considers its relations with the commercial banks and the senior noteholders to be satisfactory, there can be no assurance that the Company will be successful in restructuring the targeted fixed ratio covenant for 1995 and future years. In the absence of finalizing new arrangements during the fourth quarter, the Company would likely be in technical default in the first quarter of fiscal 1995.

          TRANS WORLD ENTERTAINMENT CORPORATION  AND SUBSIDIARIES
	                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
			                             (Continued)



  The combination of the outstanding balances on the revolving credit facilities and the strong cash flow in the fourth quarter is considered adequate to finance working capital activities through the first quarter
of fiscal 1995.   Continued progress on inventory reduction and the
corresponding improvement to inventory leverage will be important to maintain or reduce the absolute level of borrowings on the Company's revolving credit facilities during fiscal 1995.



CAPITAL EXPENDITURES

  The Company opened sixteen new stores and closed eleven stores in the third quarter of 1994, ending the period with 698 stores in operation and total retail square footage of 2.5 million. The Company is also a joint venture partner in 8 stores. Management plans to open approximately 20 stores in the fourth quarter and 50 to 60 stores for the entire fiscal year, approximately 20 of which are relocations of existing stores. Total retail square footage is estimated to be approximately 2.6 million at the end of the 1994 fiscal year. New store openings, combined with the Company's ongoing store renovation program and other capital improvements, will require approximately $24 million in capital expenditures in 1994.
In addition, the store expansion program will require an increase in merchandise inventory of approximately $350,000 per new store, which will be partially funded by trade payables.

  The terms of the Company's revolving credit and long-term debt agreements require the Company to meet customary financial and operating ratios, and limit the Company's ability, among other things, to incur indebtedness, to make certain investments and to pay dividends. The foregoing restrictions, as well as the possibility that certain of the financial ratios may not be maintained at agreed upon levels, could limit the Company's ability to meet its expansion objectives, to obtain future
financing and to engage in certain corporate activities.   The Company has
not yet committed to a significant level of capital expenditures for fiscal 1995.

          TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES


                 		     PART II: OTHER INFORMATION




 Item 6.        Exhibits and Reports on Form 8-K.
              		---------------------------------

      (A)       Exhibits

                		Exhibit No.     Description                     Page No.
	                	------------    -----------                     --------

	                	    3.1         Certificate of Amendment
			                              	to the Certificate of
                              				Incorporation                       15

                		    4.1         Second Amendment to Credit
			                              	Agreement, dated as of
			                              	December 5, 1994, between
		                              		National Westminster Bank USA
			                              	the Company                         17

                		   10.1         1994 Director Retirement Plan       22

                		   10.2         Severance Agreement, dated as
		                              		of October 1, 1994, with Edward
		                              		W. Marshall                         26

		                   27           Financial Data Schedule             31


      (B)       Reports on Form 8-K - None.


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



                              				    TRANS WORLD ENTERTAINMENT
				                                     	CORPORATION


December 13, 1994                   By:   /s/ ROBERT A.HELPERT
- - - - - -----------------                         ------------------------
DATE                                      Robert A.Helpert
                                   					  Executive Vice President
				                                   	  and Chief Administrative Officer
			                                   		  (Duly authorized officer)



December 13, 1994                   By:   /s/ JOHN J. SULLIVAN
- - - - - -----------------                         ------------------------
DATE                                      John J.Sullivan
                                   					  Vice President - Finance
					                                     (Chief Accounting Officer)