Form 10-K
period 1995-01-28
TRANS WORLD ENTERTAINMENT CORP
filed 1995-04-28
CIK 795212

             United States Securities and Exchange Commission
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the fiscal year ended January 28, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from............ to ..............

                      Commission file number 0-14818

                   TRANS WORLD ENTERTAINMENT CORPORATION
              -----------------------------------------------
          (Exact name of registrant as specified in its charter)

            NEW YORK                                 14-1541629
 --------------------------------------    -----------------------
 (State or other jurisdiction                (I.R.S Employer
  of incorporation or organization)		      Identification No.)

        38 Corporate Circle, Albany, New York                12203
       ---------------------------------------              --------
       (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code: (518) 452-1242
                                                        ---------------

     Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                     Common  Stock,  $.01  par  value
                 ----------------------------------------
                             (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

	Indicate  by  check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

     As of April 21, 1995, 9,682,814 shares of the Registrant's Common Stock, excluding 48,394 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $4.50 on the NASDAQ National Market System on April 21, 1995, was approximately $19,000,000. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 56% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

                                  PART I

Item 1.    BUSINESS

General

     Trans World Entertainment Corporation (which, together with its consolidated subsidiaries, is referred to herein as the "Company") was incorporated in New York in 1972. The Company changed its name from "Trans World Music Corp." in September 1994. Trans World Entertainment Corporation owns 100% of the outstanding common stock of Record Town, Inc., through which the Company's principal retail operations are conducted.

	The Company operates in a single industry segment, the operation of retail entertainment stores. Sales revenue was $536.8 million during the fiscal year ended January 28, 1995 (referred to herein as "1994"). The Company is one of the largest specialty retailers of compact discs,
prerecorded  audio  cassettes,   prerecorded   videocassettes  and  related
accessories in the  United  States.   At  January  28,  1995,  the  Company
operated 684 stores in 36 states, the District of Columbia, the Virgin Islands and the Commonwealth of Puerto Rico, with the majority of the
stores concentrated  in  the  Eastern  half  of  the  United  States.   The
Company's business is highly seasonal in nature, with the peak selling period being the Christmas holiday in the fourth fiscal quarter, when the Company has earned all of its annual profits in the past three fiscal years.

	 For the past five years, the Company has pursued a strategy of expansion, primarily through the opening of 410 new stores. During 1994 the Company opened 55 stores and  closed  or relocated 55 stores.  In 1995, in order to streamline operations and increase profitability, the Company intends to close 80 stores as part of a restructuring reserve announced in
the fourth quarter of  1994.   The  Company  has  identified a total of 143
stores for closure.  See "Business Restructuring" below.

     New store openings will be significantly curtailed in 1995 and beyond until the restructuring program is substantially completed. Continued store growth will depend largely on refinancing the Company's debt structure. See "Business Restructuring" below and Item 7, "Management's Discussion and Analysis of Results of Operations - Liquidity and Capital Resources".

     The Company's central distribution facility currently serves all of its retail stores. Weekly shipments to each store provide approximately 70% of their retail product requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers or distribution from other Company operated stores.

     The Company's principal executive offices are located at 38 Corporate Circle, Albany, New York, 12203, and its telephone number is (518) 452-1242.

Business Restructuring

	Background. After the close of the third fiscal quarter of 1994 the Company was not in compliance with the fixed charge ratio covenant in its senior credit agreements. The borrowings consist of a $75 million maximum available amount of revolving credit facilities (the "Revolver") and $65 million in long-term senior notes (the "Notes"), totaling up to $140
million.   The  Company  negotiated  waiver  agreements  with  its  lenders relating to the third quarter covenant non-compliance and began discussions for permanent modifications to the terms and conditions of the respective credit agreements.

	The   Company   undertook   a   comprehensive   examination   of  store
profitability in the fourth quarter, and adopted a business restructuring (the "1994 Restructuring") plan that included the closing of 143 stores.
Additional   measures   under  way  include  initiatives  to  reduce  store
inventories to lower levels and to selectively open new stores, giving due consideration to a potential overcapacity in the retail segment of the
music  industry.   As  a  result  of  the  restructuring  plan, the Company
recorded a pre-tax charge of $21 million against earnings, leading to a loss for the 1994 fiscal year. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in
Note 2 of the Notes to Consolidated Financial Statements.

	Store Openings and Closings. For the three year period ended January 28, 1995, the Company pursued an aggressive store growth strategy by taking
advantage  of  soft  real  estate  market  conditions.   Factors  including
potential location, estimated sales volume and gross margins, targeted consumer group and competition, occupancy costs and lease terms are all
considered  when  evaluating  a   potential  new  store  location.   Future
expansion is  expected  to  be  limited  to  pursuing  existing  profitable
locations  and  markets.   As  part  of  the  1994 Restructuring, 143 store
closings are expected to be completed over an 18 month period, with 28 stores closed in the fourth quarter of 1994. The restructuring will be completed with the closing of 80 stores in 1995 and 35 stores in 1996. The closings are not concentrated in a particular store format or geographic
area.   The  principal factors considered in identifying stores for closure include: (1) whether a store generated positive cash flow at the store level, before accounting for home office overhead; (2) whether the latest sales trends indicated a likely improvement in the historical store results; (3) whether recent or imminent competition would make sales improvements less likely; and (4) marginal stores where the leases were scheduled to expire.

	To  illustrate  the  impact of the store closings, the table below sets forth the store openings and closings over the past three fiscal years, and a preliminary forecast for the 1995 fiscal year.  The store openings in the forecast do not  represent  commitments,  and  are  subject  to a number of
factors, including constraints under the Company's credit agreements.   See
Item  7, "Management's Discussion and Analysis of Results of Operations and
Financial Condition - Liquidity and Capital Resources".

                     	                 Fiscal Year
                              ---------------------------------
							  Forecast
						        1995      1994     1993    1992
							  ---------------------------------
MALL
Number of Stores,
 Beginning of period		     431      442     439       437
Openings					      10       26      41        26
Closings                         (41)     (37)    (38)      (24)
							  ----------------------------------
Number of Stores,
 End of Period					 400      431     442	    439
							  ----------------------------------
NON-MALL/OTHER
Number of Stores,
 Beginning of period		     253      242     215       160
Openings                           4       29      40        67
Closings                         (39)     (18)    (13)      (12)
							  ----------------------------------
Number of Stores,
 End of Period                   218      253     242       215
							  ----------------------------------
TOTAL COMPANY
Number of Stores,
 Beginning of period		     684      684     654       597
Openings					      14       55      81        93
Closings					     (80)*    (55)    (51)      (36)
							  ----------------------------------
Number of Stores,
 End of Period				     618      684     684       654
							  ==================================
* The 1994 Restructuring includes closing 35 additional stores in 1996.

Debt Restructuring. The second element of the 1994 Restructuring involved modifications to the Company's senior credit agreements. In December 1994 the Company began discussions with its lenders to renegotiate terms and conditions of the Revolver and the Notes. Additional covenant non-compliance was temporarily waived at January 28, 1995, while modifications to the credit agreements were negotiated.

	In April 1995 the Company entered into an agreement with its lenders to
restructure  the  Revolver  and  the  Notes.   The lenders have allowed the
Company until July 31, 1996 to  refinance its debt structure, at which time
all of the outstanding  amounts  mature.   The  revised  credit  agreements
contain  restrictions  on capital expenditures, dividends, acquisitions and new covenants as to  cash  flow,  working capital and consolidated tangible net worth.  For additional discussion  of  the credit agreements see Note 3
to  the  Consolidated  Financial  Statements  and  Item  7,   "Management's
Discussion and Analysis of Operations and Financial Condition".

Store Formats

Mall Stores. The Company operated 203 full-line mall stores at January 28, 1995, generally under the name "Record Town." These stores utilize an average space of approximately 3,000 square feet, but certain stores range to as much as 8,000 square feet. The full mall stores have averaged approximately $280 sales per square foot annually over the past two years. Management believes the in-store presentation, broad product selection and convenient location make these stores attractive to the customer.

     Specialty Mall stores operated under the names "Music World" and "Tape World" carry a smaller product assortment than the full-line mall stores. On January 28, 1995, the Company operated 92 of these stores having an average space of approximately 1,300 square feet. These stores have averaged approximately $385 sales per square foot annually over the past two years.

     Video-for-Sale stores are operated under the name "Saturday Matinee" and are primarily dedicated to the sale of prerecorded video products. On January 28, 1995, the Company operated 69 stand alone locations along with 66 Saturday Matinee operations contained in the Company's combination stores. They average 2,100 square feet in size and generated average sales per square foot of $288 in 1994 and $258 in 1993. In the past two fiscal years the Company has expanded "Saturday Matinee" through the combination format instead of stand-alone locations.

     Combination Stores share common storefronts of "Record Town" and "Saturday Matinee." As of January 28, 1995, the Company operated 66 stores with an average size of approximately 7,000 square feet or, with the new superstores, as large as 17,000 square feet. These stores offer the consumer an exciting combination of music and video-for-sale products in one store location. These stores have averaged approximately $240 per square foot annually over the past two years.

	During  1993,  the  Company  introduced  "For  Your  Entertainment", or
"F.Y.E."   This  store  combines  retail book, multimedia merchandise and a video game entertainment room, in addition to the Company's other lines of music and video merchandise. At January 28, 1995, one 27,000 square foot "F.Y.E." store was in operation.

Non-Mall Stores. Freestanding Stores accounted for 164 of the stores in operation at January 28, 1995, substantially all of which operate under the name "Coconuts." These stores are designed for free-standing, strip center and downtown locations in areas of high population density. The majority of the freestanding stores range in size from 5,000 to 8,000 square feet. Eleven of the freestanding stores are Coconuts "superstores" that average approximately 14,000 square feet in size. Freestanding stores carry a more extensive product assortment and have a pricing structure that is more competitive than a mall store. Average sales per square foot was approximately $165 for the past two years.

     The Company's non-mall stores also include a video rental store format and a licensed operation format. The Company's 44 video rental locations include 29 stores that operate under the tradename "Movies Plus." The Company's 45 licensed music and video departments, which operate within retail department stores, offer music and video entertainment products and related accessories.

Strategic Alliances. The Company is also expanding through joint venture opportunities. At January 28, 1995 the Company was a venture partner with Tandy Corporation in nine music and video departments contained within Tandy Corporation's new electronics megastore, Incredible Universe. The venture partners currently expect to open eight new Incredible Universe music and video departments during 1995. Tandy Corporation has announced its plans to have approximately 50 Incredible Universe megastores open by the end of 1998.

Products

     The Company's stores offer  a  full  assortment of prerecorded compact discs, audio cassettes, prerecorded videocassettes, blank audio  and  video
tape  and  related  accessories.   Sales  by category as a percent of total
sales over the past three years were as follows:

                                          Fiscal Year Ended
                                 ------------------------------------
                                 January 28,  January 29,  January 30,
                                    1995          1994         1993
								 ------------------------------------
Compact discs                         46.9%        42.1%        37.9%
Prerecorded audio cassettes           28.2         33.5         38.7
Prerecorded videocassettes            15.8         14.6         13.1
Blank tape, video  games,
  accessories and other                9.1          9.8         10.3
	                             ------------------------------------
       Total                         100.0%       100.0%       100.0%
								 ------------------------------------

     Prerecorded Music. The Company's music stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from six major manufacturers. Music categories include rock, pop, vocal, country, classical, jazz, religious, rhythm and blues, and show and movie soundtracks. The merchandise inventory is generally classified for inventory management purposes in three groups: "hits", which are the best selling new releases, "fast moving" titles, which generally constitute the top 1,000 titles with the highest rate of sale in any given month, and "catalog" items, which are still popular releases that customers purchase to build their collections.

     The Company's prerecorded music product mix has continued to shift from audio cassettes to the increasingly popular compact discs. For the past two years dollar sales volume of compact discs has exceeded audio cassettes. In 1994, the unit sales volume of compact discs surpassed the unit sales of audio cassettes. Recording industry projections indicate that compact discs will continue to increase in market share in the future.

     Video Products. The Company offers prerecorded videocassettes for sale in a majority of its stores, with the selection of titles ranging up to 8,000 depending on the size and sales volume of each store. The sell-through business has been stimulated by lower list prices offered by the movie studios creating a greater acceptance by the consumer.

     Blank Audio and Video Tapes. The Company stocks and promotes brand name blank video and audio cassette tapes.

     Accessory Products. Accessory products offered by the Company for compact discs, audio and video cassettes include maintenance and cleaning products, home and portable storage cases and headphones, and also include video games.

Advertising

     The Company makes extensive use of in-store advertising circulars and signs and also pursues a mass-media marketing program for its free-standing stores through advertisements in radio, television and newspapers. Most of the vendors from whom the Company purchases merchandise offer their customers advertising allowances to promote their products.

Competition

	The retail sale of prerecorded music and video is highly competitive. Products offered by competing retailers are virtually identical to the Company's product offerings, varying only by the breadth of the product
assortment  within  store  locations.   Numerous  chain  stores, department
stores and discount stores, many  of which have greater financial resources
than the Company, sell prerecorded  music  and  video  merchandise.   Large
national retail chains that operate book or electronics superstores have expanded their product lines to include music and video software products, and now offer music and video departments that are larger in square footage than the Company's typical specialty store. In addition, consumers receive television mail order offers and have access to mail order clubs affiliated with major manufacturers of prerecorded music.

     The Company has formulated a number of different strategies to compete against the increased number of music and video software retailers. During 1994, the Company's new stores averaged 5,800 square feet in size, considerably larger than the Company's overall average store size of 3,600 square feet. This has enabled the Company to respond to consumer needs for increased product selection by increasing the number of titles offered for sale in both the music and video products. Additionally, in 1994, the Company introduced a more competitive pricing strategy in over one-third of its stores that conveys a simple, value-oriented message to consumers. Management believes the positioning of most of its stores within successful regional malls is more important as a competitive strength than lower prices, compared to its freestanding superstore competitors. A majority of
the	regional  malls  in which the Company operates have not been materially impacted by the increase in number of stores operated by non-mall competitors.

	 The increase in the number of competitors and their low prices has made achieving meaningful comparable store sales gains more difficult. The Company believes that its convenient locations and product assortments will enable it to remain competitive, but that the gross margin rate will continue to be under pressure for the near term.

Seasonality

     The Company's business is seasonal in nature. The Christmas holiday in the fourth quarter constitutes the Company's peak selling period, totaling 38% of annual sales in 1994. The Company experiences operating losses in the first three fiscal quarters and typically earns all of its annual profits in the fourth quarter. Inventory levels are typically highest early in the fourth quarter.

Distribution and Merchandise Operations

     The Company's distribution facility uses certain automated and computerized systems designed to manage product receipt, storage and shipment. Generally, price tickets and bar-coded product information are attached to each piece of merchandise before it leaves the distribution center. Store inventories of regular product are replenished in response to detailed product sale information that is transmitted to the central computer system from each outlet after the close of the business day. Shipments from the facility to each of the Company's stores are made at least weekly and currently provide the Company's stores with approximately 70% of their product requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers or redistribution from other stores.

     Company-owned trucks service approximately 30% of the Company's stores; the balance is serviced by several common carriers chosen on the basis of geographic and rate considerations. No contractual arrangements exist between the Company and any common carriers. The Company's sales volume and centralized product distribution facility enable it to take advantage of transportation economies.

	 During 1994, the Company contracted with an equipment supplier and a facilities engineering company to automate more completely the product picking, distribution and return functions of its distribution center. Sortation equipment is being modified for the Company's products to replace
many  of  the  manual  functions  currently  in  use.   Merchandise  return
sortation  equipment  is  currently  operational.   The  entire  project is
estimated to cost approximately $3 million, and will lead to lower handling
costs and inventory  balances.   Equipment  testing and implementation will
continue during 1995, with anticipated completion  in  1996.   The  Company
believes that the existing distribution center is adequate to meet the Company's planned business needs, and additional improvements will be completed primarily for operational efficiency.

Suppliers and Purchasing

     The Company purchases inventory for its stores from approximately 400 suppliers on an unsecured basis. Approximately 70% of purchases in 1994 were made from the six largest suppliers: Sony Music, Warner/Electra/Atlantic Corp. (subsidiary of Time Warner), BMG Music (subsidiary of Bertelsman), MCA, Inc. (subsidiary of Matsushita), PolyGram (subsidiary of Philips), and CEMA (subsidiary of Thorn-EMI).

     As is typical in this industry, the Company has no material long-term purchase contracts and deals with its suppliers principally on an order-by-order basis. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. The Company also expects to continue to pass on to customers any price increases imposed by the suppliers of prerecorded music and videocassettes.

     The Company produces store fixtures for all of its new stores and store remodels in its manufacturing facility located in Johnstown, New York. Production of store fixtures did not have a material financial impact in 1994, and management does not anticipate that such manufacturing will constitute a significant element of its business in 1995.

Trade Customs and Practices

     Under current trade practices, retailers of prerecorded audio cassettes and compact discs are entitled to return products they have purchased from major vendors for other titles carried by these vendors, however, the returns are subject to merchandise return penalties. This industry practice permits the Company to carry a wider selection of music titles and at the same time reduce the risk of obsolete inventory. Most manufacturers and distributors of prerecorded videocassettes offer return privileges comparable to those with prerecorded music, but with fewer excess return penalties. Video rental products are not eligible for return to the manufacturers.

     Currently, none of the Company's principal music suppliers limit product return privileges. Product return credit is applied as a reduction against current merchandise product payments. In some instances, the Company's videocassette suppliers limit return privileges relative to current gross videocassette inventory purchases. However, manufacturers' return privilege policies have changed in the past and may change in the future. The merchandise return policies have not changed significantly during the past five years, but, any future changes in these policies could impair the value of the Company's inventory. The Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

Employees

     The Company employs approximately 5,500 people, of whom 900 are employed on a full-time salaried basis, 1,400 are employed on a full-time hourly basis, and the remainder on a part-time hourly basis. The Company hires temporary help during peak seasons to assure continued levels of customer service. Store managers report to district managers, each of whom, in turn, reports to a regional manager. In addition to their salaries, store managers, district managers and regional managers have the potential to receive incentive compensation based on store profitability. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees.

Retail Information Systems

     All store sales data and product purchasing information are accumulated in the Company's central computer department, which utilizes the IBM AS/400 midrange configuration. The Company's information systems manage a database of over 200,000 sku's in prerecorded music, video and accessory products. The system processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations.

	The Company installed a merchandise replenishment system in 1993 intended to improve the in-stock inventory position and minimize excess inventory positions. After two years of effort the merchandise system was fully operational in the fourth quarter of 1994. Combined with improved merchandise planning, the new system provides current, accurate information of the Company's retail merchandise inventory.

Trademarks and Service Marks

     The Company operates stores under various names and marks, including the service marks "Record Town", "Tape World", "Coconuts", "Saturday Matinee" and "Movies Plus" that are registered in the United States Patent and Trademark Office. The Company intends to continue to use these names and marks, among others, for its stores, with the choice of name for a specific store depending upon the type of store and its location.

Item 2.  PROPERTIES

Retail Stores

     At January 28, 1995, the Company operated 684 retail outlets. The Company owns real estate sites for two stores and leases the remainder under operating leases with various terms and options. Substantially all of its stores provide for payment of fixed monthly rentals, a percentage of the gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes and insurance.

     The following table lists the number of leases due to expire (assuming no options are exercised) in each of the fiscal years shown, as of January 28, 1995:

               1995 . . . . . .69        1999 . . . . . . 55

               1996 . . . . . .56        2000 . . . . . . 52

               1997 . . . . . .79        2001 . . . . . . 87

               1998 . . . . . .82        2002 & beyond. .202

     The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations. Certain of the stores scheduled to close as part of 1994 Restructuring will take place upon the expiration of the applicable store leases.

Corporate Offices and Distribution Center Facility

     The Company leases its Albany, New York distribution facility and the majority of the corporate office space from its principal shareholder and Chief Executive Officer under two leases that extend through the year 2015. Both leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. Under such leases, the Company pays all property taxes, insurance and maintenance. The office portion of the facility is comprised of 21,000 square feet. The distribution center portion is comprised of approximately 138,000 square feet.

	The Company leases an 86,000 square foot facility in Johnstown, N.Y., where it manufactures its store fixtures. This seven year operating lease expires in 1998.

Item 3.  LEGAL PROCEEDINGS

     The Company has no material legal proceedings pending against it.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                  PART II


Item 5.         MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                       RELATED  STOCKHOLDER  MATTERS

     Market Information.  The Company's  Common  Stock  is  traded  on  the
over-the-counter   market   and  quoted  on  the  National  Association  of
Securities Dealers,  Inc.  Automated  Quotation  System ("NASDAQ") National
Market System under the symbol "TWMC".  As of April 21,  1995,  there  were approximately  400  shareholders  of  record.  However, management believes that a significant number of  shares  are  held by brokers under a "nominee
name" and that the actual beneficial shareholder count exceeds 1,000.   The
following  table  sets forth fiscal quarterly high and low last sale prices as reported by NASDAQ for the  period from February 1, 1993 through January
27, 1995, and the closing price as of April 21, 1995.

                                  Last Sale
                                   Prices
                                  ---------
                                High      Low
                              -------  -------
1993:
1st Quarter                   $16 3/4   $13 1/4
2nd Quarter                    17 3/4    13
3rd Quarter                    15 1/4    12 3/4
4th Quarter                    16 1/4    13 1/4

1994:
1st Quarter                   $14       $11 1/2
2nd Quarter                    12 5/8    10 1/4
3rd Quarter                    12 3/4    10 1/2
4th Quarter                    12 3/4     5 1/2

1995:
April 21, closing price $4.50.

     Dividend Policy. The Company has never declared or paid cash dividends on the Common Stock. The Company's credit agreements currently in place do not permit payment of cash dividends. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreements and such other factors as the Board of Directors of the Company may consider.

Item 6.                  SELECTED CONSOLIDATED FINANCIAL DATA

     The  following  table  sets  forth  selected  financial data and other
operating information  of  the  Company.   The  selected  balance sheet and
income statement data set forth below are  derived  from  the  consolidated financial  statements  of the Company.  The selected consolidated financial data  should  be  read  in  conjunction  with  the  consolidated  financial statements and related notes  and  "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

                                  Fiscal  Year  Ended
  		         ----------------------------------------------------------
                January 28, January 29, January 30, February 1, February 2,
                   1995        1994        1993         1992        1991
	             ----------------------------------------------------------
                   (in  thousands, except per share and store data)
INCOME  STATEMENT  DATA:

Sales             $536,840    $492,553    $454,916    $411,131    $356,564
Cost of sales      341,422     307,834     280,572     256,110     221,180
				 ---------------------------------------------------------
Gross profit       195,418     184,719     174,344     155,021     135,384
Selling,
 general and
 administrative
 expenses          158,637     147,644     133,768     117,370      96,621
Restructuring
 charges			21,000		   ---		   ---		   ---		   ---
Depreciation and
 amortization       16,932      14,655      13,310      11,664       9,530
			     ---------------------------------------------------------
Income (loss) from
 operations         (1,151)     22,420      27,266      25,987      29,233
Interest expense     9,540       5,971       5,627       5,946       5,332
				 ---------------------------------------------------------
Income (loss) before
 income taxes      (10,691)     16,449      21,639      20,041      23,901
Income tax expense
 (benefit)          (4,435)      6,626       8,374       8,012      9,420
				 ---------------------------------------------------------
Net income (loss) $ (6,256)   $  9,823    $ 13,265    $ 12,029    $ 14,481
				 =========================================================

Earnings (loss)
 per share        $  (0.64)   $   1.01    $   1.40    $   1.32    $   1.60
       			 =========================================================
Weighted average
 number of shares
 outstanding         9,701       9,723       9,474       9,087       9,065
				 =========================================================

BALANCE  SHEET  DATA:
(at  end  of  period)

Working  capital  $ 93,431    $101,538    $ 63,058    $ 43,372    $ 44,219
Total  assets      426,939     380,264     286,873     248,022     242,304
Current portion
 of long-term
 obligations         6,618       3,695         910      12,349         805
Long-term
 obligations        66,441      73,098      25,512      26,281      31,144
Shareholders'
 equity            119,477     126,074     116,329      92,620      80,151

Store  Count:
Number of stores
 open at end of
 period                684         684         654         597         546

Item 7.         MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS, FISCAL YEARS 1994, 1993 AND 1992

     The following table sets forth certain income and expense items as a percentage of sales for the periods indicated:


                                               Fiscal Year Ended
                                      -------------------------------------
                                      January 28,  January 29,  January 30,
                                         1995          1994        1993
    								  -------------------------------------
Sales                                      100.0%       100.0%       100.0%
Gross profit                                36.4         37.5         38.3
Selling, general and
 administrative expenses                    29.6         30.0         29.4
Restructuring charges	     				 3.9		  ---		   ---
Depreciation and amortization                3.2          3.0          2.9
									 --------------------------------------
Income (loss) from operations		        -0.2          4.5          6.0
Interest expense                             1.8          1.2          1.3
									 --------------------------------------
Income (loss) before income taxes           -2.0          3.3          4.7
Income tax expense (benefit)                -0.8          1.3          1.8
                                     --------------------------------------
Net income (loss)                           -1.2%         2.0%         2.9%
									 ______________________________________

Change in comparable store sales             1.1%        -2.1%         ---

                Fiscal Year Ended January 28, 1995 ("1994")
                   Compared to January 29, 1994 ("1993")
                -------------------------------------------

     Sales. The Company's sales increased by $44.3 million, or 9.0%, over 1993. The increase was primarily attributable to a net increase of 130,000 square feet which resulted from opening new stores and expanding existing stores. Comparable store sales for the fiscal year increased 1.1%. Comparable store sales were adversely impacted by delays in the implementation of the merchandise replenishment system through the first three quarters of 1994. In the fourth quarter, comparable store sales increased 3.3%. Management attributes this increase to the benefits of the merchandise replenishment system and a strong new release schedule in music.

Sales by product configuration are shown in the following table:

                                               Fiscal  Year  Ended
     	                        	  -------------------------------------
                                      January 28,  January 29,  January 30,
                                          1995        1994          1993
                                      -------------------------------------
Compact discs                              46.9%        42.1%        37.9%
Prerecorded audio cassettes                28.2         33.5         38.7
Prerecorded videocassettes                 15.8         14.6         13.1
Blank tape, video  games, accessories
 and other                                  9.1          9.8         10.3
                                          ------       ------       ------
Total                                     100.0%       100.0%       100.0%
                                          ======       ======       ======

	 Comparable store sales have been affected primarily by lower unit selling prices, which in turn have led to somewhat lower gross margins.
The average unit selling price of the Company's predominant product configuration, compact discs, declined 5% in 1994 while the unit sales volume increased 31%, which contributed to a $50.2 million increase in sales. The average unit selling price of audio cassettes declined 3%, while the unit sales volume also declined 3%, which contributed to a $7.4 million decline in sales. The average unit selling price of prerecorded videocassettes declined 5% while the unit sales volume increased 28%, which contributed to a $15.2 million increase in sales.

     The Company's store formats performed similarly in 1994. Comparable store sales for mall stores increased 1.9%, while non-mall stores decreased 1.0%. By product configuration, comparable store sales in music increased 0.7% while video sell-through, a smaller component of the Company's business, increased 9.7% on a comparable store basis, benefiting from the continued growth of the video sell-through market.

     The Company has experienced increased competition from diversified retailers entering the music business, including book superstores and consumer electronics superstores, which often emphasize discount pricing, a trend expected to continue in 1995 and beyond.

    Gross Profit. Gross profit, as a percentage of sales, decreased from 37.5% in 1993 to 36.4% in 1994. This decline was weighted equally among three principal factors: (1) competitive pricing programs implemented in many of the Company's markets, as competition increased from diversified retailers; (2) penalties incurred in returning product to vendors in a continuing effort to improve inventory mix; and (3) the continued shift in sales mix from prerecorded audio cassettes to compact discs. Compact discs have a gross margin that is approximately 5% lower than audio cassettes.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased from 30.0% in 1993 to 29.6% in 1994. The decrease in SG&A, as a percent of sales, was primarily due to leveraging fixed overhead costs on a total sales increase of 9%, offset somewhat by an increase in store operating costs, as a percentage of sales.

     Interest Expense. Interest expense increased $3.6 million over 1993. The $50 million increase in the Company's average borrowings contributed to substantially all of the increase.

	 Management expects 1995 interest expense to increase approximately $3.5 million over 1994 due to higher interest rates on $65 million in long-term notes outstanding, and higher interest rates on the revolving credit facilities, which are expected to carry average outstanding balances of approximately $60 million. See the discussion in "Liquidity and Capital Resources" below.

     Income Tax Expense. The effective income tax rates, prior to the restructuring charge, are slightly lower than Federal statutory rates as a result of permanent tax differences. See Note 4 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rates to the Company's effective tax rate.

	Net Loss.  The two principal  factors  contributing to the reduction in
income  from  operations,  before  recording   the   $21   million   pretax
restructuring charge, were: (1) the $2.0 million increase in merchandise return costs; and (2) the $3.6 million increase in interest expense. The after-tax effect of the $21 million restructuring charge reduced earnings from $0.65 per share to a loss of $0.64 per share.

                Fiscal Year Ended January 29, 1994 ("1993")
                   Compared to January 30, 1993 ("1992")
                -------------------------------------------

     Sales. The Company's sales increased by $37.6 million, or 8.3%, over 1992. The increase was primarily attributed to an increase in square footage resulting from the opening of new stores and the expansion of existing stores. Comparable store sales for the fiscal year declined 2.1%. Management attributes the decline in comparable store sales to the implementation of its new merchandise replenishment system, which led to lost sales through incorrect product assortments and bottlenecks in the central distribution center during the peak holiday period.

     Gross Profit. Gross profit, as a percentage of sales, decreased from 38.3% in 1992 to 37.5% in 1993. Increased promotional pricing and the continued shift of sales from higher gross profit prerecorded audio cassettes to lower gross profit compact discs led to the reduced gross profit percentage.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased from 29.4% in 1992 to 30.0% in 1993, primarily due to increased store occupancy expenses compared with declining comparable store sales. SG&A, as a percentage of sales, was favorably impacted by a net reduction in administrative expenses at the Company's corporate headquarters.

     Interest Expense. Interest expense increased $0.3 million over 1992, reflecting an increase in the Company's average borrowings of approximately $15 million for 1993, offset somewhat by a decrease in the average borrowing rate on the Company's floating rate revolving credit debt of approximately 0.9%.

LIQUIDITY AND CAPITAL RESOURCES

	The following table sets forth certain measures of the Company's liquidity:

                                                  Fiscal Year Ended
                                           ------------------------------
                                             1994       1993       1992
                                           ------------------------------
                                                   (in thousands)
Net income (loss) plus depreciation,
  amortization and restructuring reserve    $32,691    $25,538    $27,553
Net cash provided by operating activities    16,739      3,427      7,850
Working capital                              93,431    101,538     63,058
Current ratio                                 1.4:1      1.6:1      1.4:1
Long-term obligations to equity ratio           56%        58%        22%
                                            ------------------------------

	Liquidity and Sources of Capital. Cash flow from operations and funds available under revolving credit facilities have typically been the
Company's primary sources  of  liquidity.   During  1994,  cash provided by
operations was $16.7 million, compared  to  $3.4  million  for  1993.   The
increased  cash  flow was due primarily to a decrease in inventory in 1994,
attributed  to  improved  inventory   management.   At  January  28,  1995,
merchandise inventory had decreased from  $239  million  in  1993  to  $222
million.   During  the  1994 fiscal year, the Company experienced losses in
the  first  three  quarters,   but   after  adding  back  depreciation  and
amortization, the Company improved its net operating cash flow. Payment terms from the Company's suppliers have not changed significantly from those available to the Company over the last three fiscal years.

	Unlike previous years, the Company accumulated cash balances in December 1994 and January 1995 instead of repaying the balances under its
$75 million  revolving  credit  facilities  (the  "Revolver").   The credit
agreements did not require the Company to pay down the outstanding balances
under the Revolver at year end.   Accordingly, the Company ended the fiscal
1994 year with cash balances of  approximately  $90  million.   During  the
period subsequent to January 28, 1995, the Company used the accumulated cash balances to satisfy its liquidity requirements, primarily repaying accounts payable. On a pro forma basis, assuming cash balances were used to pay down the Revolver, the Company was more liquid in the first quarter of fiscal 1995, and would have had lower balances outstanding under the Revolver than in the first quarter of fiscal 1994.

	Effective January 28, 1995, the Company was operating under temporary waivers from its lenders relating to non-compliance with two financial covenants, including the fixed charge ratio. The aggregate amount of the senior debt, totaling a maximum available amount of $140 million, including the Revolver and $65 million in outstanding long-term notes (the "Notes") ranks pari passu and is unsecured. The nine lenders (the "Lending Group") that are party to the applicable credit agreements granted waivers to the Company effective through March 31, 1995 and subsequently extended through May 15, 1995. The Company was required to remain fully borrowed during the temporary waiver period on all senior debt instruments pending negotiation and restructuring of the modified credit agreements.

	On April 28, 1995 the Company entered into an agreement in principle with the Lending Group to restructure all of the Company's $140 million
aggregate principal amount  of  senior  debt.   The  Company  continues  to
operate under temporary waivers from the Lending Group until the final loan
documents  are  completed.   The Company will be required to make principal
repayment on the Notes of $2.3 million on June 30, 1995 and $3.7 on January
31, 1996. The maximum borrowings available on the Company's Revolver will be reduced to $72.3 million on June 30, 1995 and to $68.0 on January 31, 1996. Final maturity of the Notes and the Revolver is July 31, 1996. Effective April 28, 1995, interest rates for the Notes and the Revolver were converted to a floating rate equal to the greater of 10.5% or 1-1/2% over the prime lending rate.

	The revised credit agreements contain restrictive provisions governing dividends, capital expenditures and acquisitions, and modified covenants as to working capital, cash flow and consolidated tangible net worth to reflect the $21 million restructuring charge recorded in 1994 and lower earnings levels than expected when the credit agreements were amended in January 1994. In the past, the Company has violated its fixed charge ratio covenant, which requires a specified pretax earnings coverage of the aggregate of interest expense and real estate rent. The modified fixed charge ratio covenant now aggregates depreciation and amortization with pre-tax earnings for the coverage test. The Company would be in compliance with the modified covenant if the Company is profitable for the 1995 fiscal year. The Revolver as modified requires the Company to pay down the outstanding balances for a 15 day period between December 25, 1995 and January 31, 1996.

	The Company's ability to continue to meet its liquidity requirements on a long-term basis is dependent on its ability to successfully obtain new financing to replace the senior debt maturing in July 1996. In the interim period, cash flow from operations, continued reductions in absolute inventory levels, and reduced capital expenditures should assure that the Company has ample liquidity to meet its operating requirements.

Capital  Expenditures.

	The store closings in 1995 and 1996 will continue to reduce the overall store count and total retail square footage. See "Provision for Business Restructuring" below.

	The Company has invested the most significant portion of its capital resources in new stores growth during the past several years. During 1994 the Company  added  55  new  stores,  totaling  0.3  million  square  feet.
Combined   with  55  stores  that  were  closed  or  relocated,  and  store expansions, total retail square footage increased  on  a net basis by 4% to
2.5 million square feet. In 1994, the average store size was greater than in past years, a trend that is expected to continue in 1995. Total capital expenditures were $22.3 million in 1994, including new stores, store remodels and reconfigurations and, to a lesser extent, home office investments.

	In fiscal 1995, the Company plans to spend approximately $11 million, net of construction allowances, in capital expenditures. These funds will be provided by cash flow from net income and depreciation. The Company's plans include the opening of approximately 14 new stores, totaling 0.1 million square feet of retail space, and approximately $3 million for operational improvements being made to the central distribution center for the implementation of the automated sortation equipment.

	The store closings in 1995 and 1996 will reduce the overall store count and total retail square footage, as discussed in the "Provision for Business Restructuring".

	Capital expenditures are being substantially curtailed in 1995 because of restrictions imposed by the Company's credit agreements, and will be limited in future years by the willingness of the Lending Group or any new
lenders to permit the Company to open new stores.   The  Company  does  not
expect to continue the rapid growth characterized by the three year period ended January 28, 1995. Any excess cash flow will be used primarily to retire debt.

Provision  for  Business  Restructuring.

	During the fourth quarter of 1994 the Company undertook a comprehensive examination of store profitability and adopted a business restructuring plan that included the closing of 143 stores out of over 700 stores then open and operating. Management concluded that select retail entertainment markets had begun to reflect an overcapacity of retail outlets, and large discount-priced electronics stores and other superstores were having an adverse impact on certain of the Company's retail stores. As a result of the restructuring plan, the Company recorded a pre-tax charge of $21 million against earnings, leading to a loss for the 1994 fiscal year. The components of the restructuring charge included approximately $8.7 million in reserves for future cash outlays, and  approximately  $12.3  million  in
asset  write-offs.   A  detailed  discussion  and  analysis  of the amounts
included in and charged against  the  restructuring reserve is set forth in
Note 2 of the Notes to Consolidated Financial Statements.

	The store closings are expected to be completed over an 18 month period, with 28 stores closed in the fourth quarter of 1994. See Item 1, "Business - Business Restructuring" of this Annual Report on Form 10-K. To illustrate the impact of the store closings, the table below sets forth the store openings and closings over the past three fiscal years, and a preliminary forecast for the 1995 fiscal year. The store openings in the forecast do not necessarily represent commitments, which are subject to a number of factors, including restrictions under the Company's credit agreements.

                     	               Fiscal Year
                              -----------------------------
							  Forecast
						       1995	   1994	   1993	   1992
							  -----------------------------
TOTAL COMPANY
Number of Stores,
 Beginning of period		    684       684    654    597
Openings					     14        55     81     93
Closings					    (80)*     (55)   (51)   (36)
							  -----------------------------
Number of Stores,
 End of Period				    618       684    684    654
							  =============================
* The 1994 Restructuring  includes  closing  35  additional stores in 1996.

	The lease obligations, termination benefits and other expenditures will require cash outlays totaling approximately $8.7 million of that total; $5.5 million is anticipated to be incurred in fiscal 1995, with the balance planned for fiscal 1996. The cash outflows will be financed from operating
cash  flows.   In  particular,  merchandise  inventory  from   the   stores
identified  for  closure  that  will be returned for credit will provide an
increase  of  approximately  $13   million   in  working  capital,  net  of
the corresponding accounts payable. The timing of store closures will depend somewhat on the Company's ability to negotiate reasonable lease
termination  agreements,  and   management   will  continually  review  the
opportunity to accelerate the closing of underperforming stores.

	Sales associated with the stores identified for closing totaled $72.8 million in 1994. Management currently anticipates that pre-tax losses at the store level, before corporate overhead and other indirect costs, during the period of store closures will approximate $6.0 to $8.0 million , and after adding back depreciation the pre-tax cash flow will approximate a negative $4.0 to $6.0 million. Because the store closures will be phased in over 1995 and 1996, the Company does not currently expect to receive most of the earnings or cash flow benefits from the restructuring program until fiscal 1996.

     Impact of Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of merchandise items has increased, the Company generally has been able to pass the increase on to customers.

     Seasonality. The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three years, the fourth fiscal quarter has represented all of the Company's net income for the year. See the unaudited note to the audited consolidated financial statements for quarterly financial highlights.

     Dividend Policy.  The Company has  never  paid cash dividends and does
not anticipate  paying  cash  dividends  in  1995.   The  Company's  credit
agreements currently prohibit the payment of cash dividends.

	New Accounting Standards.  The  Financial  Accounting  Standards  Board
issued  Statement  No.  112,   "Employers'  Accounting  for  Postemployment
Benefits", in November 1992, which was effective for years beginning  after
December 15, 1993.   The  implementation  of  this  accounting standard, in
1994, did not have a material effect on the Company's financial statements.

	In  March  1995,  the  Financial  Accounting  Standards  Board   issued
Statement  No. 121, "Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to Be Disposed Of" which is effective for the Company
in  fiscal  1996.   Management  of  the  Company  does not believe that the
implementation of this new accounting standard will have a material effect on the Company's financial statements.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a) The index to the Consolidated Financial Statements of the Company is included in Item 14, and the financial statements follow the signature page to this Annual Report on Form 10-K.

  (b) The quarterly results of operations are included herein in Note 7 of the Consolidated Financial Statements.


Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Change in Company's Certifying Accountant

	On September 1, 1994, the Company's certifying accountant, the firm Ernst & Young LLP, sold its Albany, New York practice to another national firm, KPMG Peat Marwick LLP. At a meeting held August 26, 1994, the Audit Committee of the Board of Directors approved the engagement of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending January
28, 1995, to replace the firm of Ernst & Young LLP, which declined to stand for reelection as auditors of the Company, effective immediately.

	Ernst & Young LLP was the Company's auditors since the Company's initial public offering in 1986. The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

	In connection with the audits of the Company's financial statements for each of the two fiscal years ended January 29, 1994, and in the subsequent interim period, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

	The Company requested Ernst & Young LLP to furnish a letter addressed to the Securities and Exchange Commission stating it agrees with the statements set forth above in this item. A copy of this letter was filed on a Current Report on Form 8-K on August 31, 1994, reporting a change in the Company's Certifying Accountant from Ernst & Young LLP to KPMG Peat Marwick LLP.

                               PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The name, age, principal occupation and period of service as a director of the Company for each director are set forth below:

Robert J. Higgins                                                    Age 53
                                                        Director since 1973

Robert J. Higgins, is Chairman of the Board, founded the Company in 1972, and he has participated in its operations since 1973. Mr. Higgins has served as President, Chief Executive Officer and a director of the Company for more than the past five years. He is also the Company's principal shareholder.


Matthew H. Mataraso                                                  Age 65
                                                        Director since 1976

Matthew H. Mataraso has served as Secretary and a director of the Company for more than the past five years, and has practiced law in Albany, New York during the same period.


George W. Dougan                                                     Age 55
                                                        Director since 1984

George W. Dougan has been Chief Executive Officer and a member of the Board of Directors of Evergreen Bancorp Inc. since March 7, 1994, and Chairman of the Board since May 19, 1994. Mr. Dougan was the Chairman of the Board and Chief Executive Officer of the Bank of Boston - Florida from June 1992 to March 1994, was the Senior Vice President and Director of Retail Banking of The Bank of Boston Massachusetts from February 1990 to June 1992, and a Regional President of The Bank of Boston from August 1988 to February 1990.


Charlotte G. Fischer                                                 Age 45
                                                        Director since 1991

Charlotte G. Fischer has been Chairman of the Board, President and Chief Executive Officer of Paul Harris Stores, Inc., a publicly-held specialty retailer of women's apparel, since January 28, 1995. Mrs. Fischer was the Vice Chairman of the Board and Chief Executive Officer-designate from April 29, 1994 through January 28, 1995. In November 1992, Mrs. Fischer established C.G.F. Inc., and was President and Chief Executive Officer of Hearts Int., a specialty retailer she founded, and has also served as a consultant to retail organizations, including the Company. Mrs. Fischer was President and Chief Executive Officer of Claire's Boutiques, Inc. from September 1989 until October 1991 , and was on the Board of Directors of Claire's Stores, Inc., the publicly-held parent company.


Issac Kaufman                                                        Age 48
                                                        Director since 1991

Isaac Kaufman has been an Executive Vice President of Merry-Go-Round Enterprises, Inc. ("Merry-Go-Round"), a publicly-held specialty retailer, and on its Board of Directors since April 3, 1991, and has been Chief Financial Officer, Secretary and Treasurer of the Company since 1983. Mr. Kaufman has held various finance positions with Merry-Go-Round for the past 18 years. Merry-Go-Round filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code on January 11, 1994.

J. Markham Green                                                     Age 51
                                                        Director since 1993

J. Markham Green has been a limited partner of The Goldman Sachs Group, L.P., an affiliate of Goldman, Sachs & Co., since November 1992. He was a General Partner and a Vice President with Goldman, Sachs & Co., the New York investment firm, for more than five years before. Mr. Green serves on the Board of Directors of Park Communications, Inc., a publicly- held communications company.

Compensation Of Directors

Cash Compensation. Each director who is not a salaried employee of the Company receives a $15,000 retainer per annum plus a $1,000 attendance fee for each committee meeting and board meeting attended, except that the compensation for telephone conference meetings is $500. A Committee chairperson earns an additional $1,000 retainer per year.

Director  Stock  Option  Plan.   Each   outside  Director  is  entitled  to
participate in the  Company's  1990  Stock  Option  Plan  for  Non-Employee
Directors.

Consulting Arrangements. The Company utilized the services of Charlotte G. Fischer during fiscal 1993 and the first two months of fiscal 1994. The per diem fees earned in fiscal 1994 by Mrs. Fischer equaled $37,500. Matthew Mataraso received $58,000 in cash compensation from the Company in fiscal 1994 for his services as Secretary of the Company and as counsel.

Retirement Plan. The Company provides the Board of Directors with a noncontributory, unfunded retirement plan that pays a retired director a retirement benefit of $15,000 per year for up to 10 years, depending on the length of service, or the life of the director and his or her spouse, whichever period is shorter. To become vested in the retirement plan a director must reach age 62 and have served on the Board of Directors for a minimum of five consecutive years.

(b) Identification of Executive Officers

The name, age, principal occupation and period of service as an executive officer of the Company for each executive officer are set forth below.

Robert J. Higgins                                                    Age 53
							 President, Chief Executive Officer,
                             Chairman of the Board and Director  since 1973

Robert J. Higgins founded the Company in 1972 and has participated in its operations since 1973. Mr. Higgins has served as President, Chief Executive Officer and a director of the Company for more than the past five years, and is the principal shareholder in the Company.


Robert A. Helpert                                                    Age 51
							   Executive Vice President, Chief
                               Administrative Officer and Chief
                               Financial Officer                 Since 1994

Robert A. Helpert has been Executive Vice President, Chief Administrative Officer and Chief Financial Officer of the Company since February 1994. He was President and Chief Operating Officer of the news and gift store division of W.H. Smith Inc., a subsidiary of W.H. Smith PLC for more than the prior five years.

Edward W. Marshall,Jr.                                               Age 49
                            Executive Vice President-Operations  Since 1989

Edward W. Marshall, Jr. has been Executive Vice President of the Company since August 1994. He served as Senior Vice President-Operations of the Company since January 1991 and was Vice President-Operations upon joining the Company in May 1989. For more than five years prior thereto, he was the Vice President-Operations for Morse Shoe, a retail store operator.

     All executive officers other than the Chief Executive Officer serve at the pleasure of the Board of Directors, but generally for a term of one year. The Chief Executive Officer's term is governed by an employment agreement that expires January 31, 1996.

Item 11.  EXECUTIVE COMPENSATION

	The Company's executive officers are identified below. At year end, three officers met the definition of "executive officer" under applicable regulations for fiscal year 1994, including the Chief Executive. Executive officers of the Company currently hold the same respective positions with Record Town, Inc., the Company's wholly-owned subsidiary through which all retail operations are conducted. The Summary Compensation Table sets forth the compensation paid by the Company and its subsidiaries for services rendered in all capacities during the last three fiscal years to each of the three executive officers of the Company whose cash compensation for that year exceeded $100,000.

Summary Compensation Table
                                                        Long Term
                                                        Compen-
                                                        sation
                                                        ---------
                              Annual Compensation       Awards
						 -----------------------------------------
                                                        Securities
                                                        Underlying  All
                                          Other Annual  Options/    Other
Name and                 Salary    Bonus  Compensation  SARs        Compen-
Principal Position  Year   ($)      ($)       ($)          (#)      sation
- ------------------------------------------------------------------------------
ROBERT J. HIGGINS   1994 550,000     0	     79,514 (1)     0       78,960 (1)
Chairman, President 1993 550,000     0	     91,027 (1)     0       45,255 (1)
and Chief 	        1992 530,882  553,462    83,424 (1)	    0       65,631 (1)
Executive Officer

ROBERT A. HELPERT   1994 271,635     0	    106,120 (4)	 100,000      -
Executive	        1993    -        -         -            -         -
Vice President (4)	1992    -        -         -            -         -

EDWARD W.           1994 234,826   50,000    26,875 (5)     -        4,146 (3)
MARSHALL, JR.       1993 190,751     0         -    (2)   45,000     3,854 (3)
Executive Vice      1992 183,806   55,200      -    (2)    5,000     3,850 (3)
President-
Operations

- -----------------------
(1)	"Other Annual Compensation" in fiscal  1994,  1993  and  1992  for  Mr.
Higgins includes $71,040, $ 82,208, and $ 83,424, respectively, in payments for or reimbursement of life insurance  premiums  made  on  behalf  of  Mr.
Higgins  or  his beneficiaries, pursuant to his employment agreement.  "All
Other Compensation" in fiscal 1994 for  Mr. Higgins consists of the maximum dollar value of premiums paid by the Company with respect to  split  dollar life  insurance  policies that the Company owns on the lives of Mr. Higgins and his wife.  The Company will  recoup  most  or all of such premiums upon maturity of the policies, but the maximum potential value is calculated  in line  with  current  SEC instructions as if the 1994 premiums were advanced without interest until the  time  that  the  Company expects to recover the premium.

(2)	"Other Annual Compensation" for  the  named  executive  was  less  than
$50,000  and  also  less  than  10% of the total of annual salary and bonus reported.

(3)	"All Other Compensation" for  the  named executive consists of matching contributions for the 401(k) Savings Plan.

(4)	Mr. Helpert began his employment with  the  Company  in  1994.   "Other
Annual  Compensation"  for Mr. Helpert includes $95,136 for moving expenses and a tax gross-up on the reimbursement.

(5)	 "Other Annual  Compensation"  for  Mr.  Marshall  included $25,000 for forgiveness of a loan.

Options/SAR Grants In Last Fascal Year(1)

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended January 28, 1995 to each of the executive officers of the Company named in the Summary Compensation
Table above:

                            Individual Grants
				 -------------------------------------------------------  Potential
																	      Realizable Value at
                 Number of                                                Assumed Annual
                 Securities		 Percent of                               Rates of Stock
                 Underlying      Total Options      Exercise              Price Appreciation
                 Stock Options   Granted to         or Base               for Option Term (3)
				 Granted (#)     Employees in       Price     Expiration  -------------------
Name              (1)(2)         Fiscal Year        ($/share) Date        5% ($)	 10% ($)
- ---------------------------------------------------------------------------------------------
Mr. Higgins			0				N/A				  --	     --		  --		 --
Mr. Helpert		 100,000		    42.4%          $12.75      2004	  $803,250	$2,027,250
Mr. Marshall		0				N/A				  --		 --		  --		 --

- -------------------------
(1)	No SARs were granted.

(2)	Stock  Options  are  exercisable  annually  in  4  equal  installments, commencing on the first anniversary of the  date  of  grant,  and  vest earlier upon the officer's death or disability.  The stock options have
    a  term  of  ten  years.   The grant on February 7, 1994 to Mr. Helpert
    included options  exercisable  into  50,000  shares  that  vest  in one installment on the fourth anniversary of the date of grant and  options exercisable  into  50,000  shares that vest in four annual installments ratably.  All options granted  under  the  stock option plan may become
    immediately  exercisable  upon  the  occurrence  of  certain   business
    combinations.  The Compensation Committee of the Board of Directors may
    accelerate  or extend the exercisability of any options subject to such terms and conditions as  the  Committee  deems appropriate.  The option exercise price was set at the fair market  value  (last  reported  sale price) on the date of grant.

(3)	These  amounts are based on assumed appreciation rates of 5% and 10% as prescribed by Securities  and  Exchange  Commission  rules, and are not intended to forecast possible  future  appreciation,  if  any,  of  the
    Company's  stock price.  The Company's stock price was $5.50 at January
    28,  1995, the fiscal year end, below the stock price used to calculate the assumed appreciation value.


Aggregated Option Exercises And Fiscal Year-End Option Value Table (1)

The following table sets forth information concerning each exercise of stock options during the fiscal year ended January 28, 1995 by each of the executive officers named in the Summary Compensation Table above and the value of unexercised options held by such persons as of January 28, 1995:


                                                Number of Unexercised  Value of Unexercised
                                                Options at Fiscal      In-the-Money Options
                Shares                          Year-End (#)           at Fiscal Year-End ($)
			    Acquired                        ---------------------------------------------
                on Exercise  Value Realized     Exercisable/           Exercisable/
Name            (#)          ($)                Unexercisable          Unexercisable (2)
- ---------------------------------------------------------------------------------------------
Mr. Higgins		--           --                     --                     --
Mr. Helpert		--           --                    0/100,000   			   0/0
Mr. Marshall	--           --                	 25,000/90,000             0/0

- -------------------------
(1)	There have been no SARs issued and there are no SARs outstanding.

(2)	Calculated on the basis of the fair  market  value  of  the  underlying securities as of January 28, 1995 minus the exercise price.


Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

	As founder and Chief Executive Officer of the Company, Robert J. Higgins has been instrumental in the operations of the Company. Mr. Higgins is employed as President and Chief Executive Officer of the Company pursuant to a one year employment agreement, effective February 1, 1994 through January 31, 1995, unless earlier terminated pursuant to its terms.
In January 1995 the Compensation Committee agreed to extend the Employment Agreement for one year, through January 31, 1996. Pursuant to its terms, Mr. Higgins earns a minimum annual salary of $550,000, is reimbursed for two club memberships, and is entitled to payment of or reimbursement for life insurance premiums of up to $150,000 per year on insurance policies for the benefit of persons designated by Mr. Higgins. In addition, Mr. Higgins is eligible to participate in the Company's management bonus plan, health and accident insurance plans, stock option plans, and in other fringe benefit programs adopted by the Company for the benefit of its executive employees. For the fiscal year ended January 28, 1995, Mr. Higgins earned no incentive compensation under the employment agreement.

	In the event of a change in control of the Company, Mr. Higgins may elect to serve as a consultant to the Company at his then current compensation level for the remainder of the term of the Employment
Agreement  or  elect  to  receive  two  and  one-half  times   his   annual
compensation in the most recently completed fiscal year. The employment agreement provides for no further compensation to Mr. Higgins if he is terminated for cause, as defined therein.

	Robert A. Helpert and Edward W. Marshall each has a severance agreement in effect that provides, under certain conditions, payment of severance equal to one year of annual compensation, at a level not less than their current salaries of $275,000 and $250,000, respectively, upon their termination following severance without cause (as defined), including
termination following a change in control of the Company.   Each  severance
agreement contains an "evergreen" provision for automatic renewal each year.

Compensation Committee Interlocks And Insider Participation

	There were no Compensation Committee interlocks during fiscal 1994. The Directors who comprised the Compensation Committee of the Board of Directors during 1994 were: Messrs. Dougan, Green, Greenhut and Kaufman. During 1994, none of these members were an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of Regulation S-K under the Securities
Exchange  of  1934,  as  amended.   There  was no Chairman of the Committee
during 1994 after Arnold S. Greenhut declined to stand for reelection as director.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The only persons known by the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common
Stock as of April 21, 1995, the record date, are indicated below:

Name and Address of            Amount and Nature of	     Percent Of
Beneficial Owner               Beneficial Ownership	        Class
- ----------------------------------------------------------------------
Robert J. Higgins                 5,442,850 (1)             56.2%
 38 Corporate Circle
 Albany, New York 12203

J.P. Morgan & Co., Incorporated	  1,347,200 (2)             13.9%
 60 Wall Street
 New York, New York 10260

- ----------------
(1)	Information is  as  of  April  21,  1995,  as  provided  by the holder.
Includes 16,850 shares owned by the wife of Robert J. Higgins, but excludes
81,250 shares owned by certain other family members of Robert  J.  Higgins,
none  of  whom  share  his  residence.   Mr.  Higgins  disclaims beneficial
ownership with respect to those  shares  owned by family members other than his wife.

(2)	Information is as of March 31,  1995,  as provided by the holder.  J.P.
Morgan & Co., Incorporated, a bank holding company, subsidiaries of  which, a  national  bank  and  a registered investment advisor, hold shares in the
Company in a fiduciary  capacity.   J.P.  Morgan reported sole voting power
with respect to 962,800 shares and sole dispositive power with  respect  to
1,347,200 shares.

	The following table sets forth the beneficial ownership of Common stock as of April 21, 1995 by each director and named executive officer of the Company and all directors and officers as a group. All shares listed in the table are owned directly by the named individuals unless otherwise indicated therein. Except as otherwise stated or as to shares owned by spouses, the Company believes that the beneficial owners have sole voting and investment power over their shares.

                                                    Amount and Nature
							                        of Beneficial
							                        Ownership of
	                     Position(s) With		   	Common Stock as    Percent
      Name               the Company	           	of April 12, 1995  of Class
- ------------------------------------------------------------------------------
Robert J. Higgins        Chairman of the Board,     5,442,850 (1)      56.2%
					     President, Chief Executive
					     Officer and a Director

Matthew H. Mataraso      Secretary and a Director      37,000 (2)        *

Charlotte G. Fischer     Director                      12,250 (2)        *

George W. Dougan         Director                      13,750 (2)        *

Isaac Kaufman            Director                      13,500 (2)        *

J. Markham Green         Director                       2,500 (2)        *
- ------------------------------------------------------------------------------
Robert A. Helpert        Executive Vice President, 	   12,500 (2)        *
                         Chief Administrative Officer
                         and Chief Financial Officer

Edward W. Marshall, Jr.  Executive Vice President-     25,000 (2)        *
                         Operations
- ------------------------------------------------------------------------------
All directors and executive officers
  as a group (8 persons)                          5,559,350(1)(2)      57.4%

*	Less than 1%

- -------------------
(1)	Includes 16,850 shares owned by the wife  of  Robert  J.  Higgins,  but excludes  81,250  shares owned by certain other family members of Robert J.
Higgins, who do not share  his residence.  Mr. Higgins disclaims beneficial ownership with respect to those shares owned by family members  other  than his wife.

(2)	Included in the shares listed as "beneficially owned" are the following shares which the persons listed have the right to acquire within sixty days pursuant to stock options:  (a) under the 1990 Director Stock Option Plan -
Mrs.  Fischer  (12,250),  Mr.  Dougan  (13,750),  Mr. Green (2,500) and Mr.
Kaufman (12,250); (b)  under  the  1986  Incentive  and Non-Qualified Stock
Option Plan - Mr. Mataraso (32,500); Mr.  Helpert  (12,500);  Mr.  Marshall
(25,000);  and  (c)  under  all  stock  option  plans  -  All directors and executive officers as a group (110,750).

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company leases its 159,000 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and principal shareholder, under two capitalized leases
that expire in  the  year  2015.   The  original distribution center/office
facility was constructed in 1985. A 77,135 square foot distribution center expansion (the "Expansion") was completed in October 1989 on real property adjoining the existing facility.

	Under the original lease, dated as of April 1, 1985, as amended (the "Original Lease"), the Company paid Mr. Higgins in fiscal 1994 an annual rental of $732,061 (of which $528,061 is allocable to real property and $204,000 is allocable to personal property). The portion of the Original Lease allocable to personal property expires in July, 1995, when title passes to the Company. In 1989, the Company entered into a new lease, dated as of November 1, 1989 (the "Expansion Lease"), for the Expansion, with a current annual rental rate of $641,726. The aggregate annual rental paid to Mr. Higgins under the Original Lease and the Expansion Lease was
$1,373,787 in fiscal  1994.   On  January  1,  1996,  the  portion  of  the
aggregate rental allocable to real property ($1,169,787) under the Original Lease and Expansion Lease will increase in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease.

	Neither lease contains any real property purchase option at the expiration of its term. Under the terms of both leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property approximates $70,000 per month.

	The Company leases two of its retail stores from Mr. Higgins under long-term leases, each at an annual rental of $35,000 per year, plus property taxes, maintenance and a contingent rental if a specified sales level is achieved. In fiscal 1994 the Company paid Mr. Higgins $30,000 for a one year lease, expiring on October 31, 1995, for certain parking facilities contiguous to the Premises.

	The Company regularly utilizes privately-chartered aircraft for its executives, primarily those owned or partially owned by Mr. Higgins. During fiscal 1994, the Company chartered an airplane under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder. Payments made by the Company during fiscal 1994 were $59,961. The Company also chartered an aircraft from Crystal Jet Aviation, Inc., a corporation wholly owned by Mr. Higgins. During fiscal 1994 payments to Crystal Jet aggregated $132,642. The Company believes that the charter rate and terms are as favorable to the
Company  as  those  generally  available  to  it  from   other   commercial
charterers.

	During fiscal 1994 the Company extended a loan to Robert A. Helpert, a newly-hired Executive Vice President, in the amount of $150,000 on an
unsecured basis for one year, at an annual interest rate of 4%.   The  loan
was repaid in April 1995.

	The transactions that were entered into with an "interested director" were approved by a majority of disinterested directors of the Board of Directors, either by the Audit Committee or at a meeting of the Board of
Directors.   The  Board  of  Directors  believes  that the leases and other provisions are at rates and on terms that are at least as favorable as those that would have been available to the Company from unaffiliated third parties under the circumstances.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    14(a)(1) Financial  Statements
    ------------------------------
	The consolidated financial statements and notes are listed in the "Index to Financial Statements" on page F-1 of this report.

    14(a)(2) Financial Statement Schedules
    --------------------------------------
	None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

    14(a)(3) Exhibits
    -----------------
	Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

    14(b) Reports on Form 8-K
    -------------------------
	On February 3, 1995, the Company filed a report on Form 8-K with the Securities and Exchange Commission, announcing three principal developments: (1) a store closing charge for its fiscal quarter ended January 28, 1995; (2) a forecasted net loss, after the store closing charge; and (3) a default and accompanying temporary waiver of two covenant tests under the Registrant's senior credit facilities.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRANS WORLD ENTERTAINMENT CORPORATION

Date         April 28, 1995        By:  /s/ROBERT J. HIGGINS

                                       Robert J. Higgins, President

	Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                      Title                     Date

/s/ ROBERT J. HIGGINS     President and Director         April 28, 1995
  (Robert J. Higgins)     (Principal Executive Officer)


/s/ ROBERT A. HELPERT     Executive Vice President and   April 28, 1995
  (Robert A. Helpert)     Chief Administrative Officer
                          (Principal Financial Officer)


/s/ JOHN J. SULLIVAN      Vice President - Finance       April 28, 1995
  (John J. Sullivan)      (Chief Accounting Officer)


/s/ MATTHEW H. MATARASO   Secretary and Director         April 28, 1995
  (Matthew H. Mataraso)


/s/ J. MARKHAM GREEN      Director                       April 28, 1995
  (J. Markham Green)


/s/ GEORGE W. DOUGAN      Director                       April 28, 1995
  (George W. Dougan)


/s/ CHARLOTTE G. FISCHER  Director                       April 28, 1995
  (Charlotte G. Fischer)


/s/ ISAAC KAUFMAN         Director                       April 28, 1995
  (Isaac Kaufman)

                         TRANS WORLD ENTERTAINMENT
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Form 10-K
                                                              Page No.
                                                  			 ---------
Independent Auditors' Reports                                   F-2

Consolidated Financial Statements

  Consolidated Balance Sheets at January 28, 1995
    and January 29, 1994                                        F-4

  Consolidated Statements of Income - Fiscal years ended
    January 28, 1995, January 29, 1994 and January 30, 1993     F-5

  Consolidated Statements of Shareholders' Equity - Fiscal
    years ended January 28, 1995, January 29, 1994 and
    January 30, 1993                                            F-6

  Consolidated Statements of Cash Flows - Fiscal years
    ended January 28, 1995, January 29, 1994 and
    January 30, 1993                                            F-7

  Notes to Consolidated Financial Statements                    F-8

                       Independent Auditors' Report


The Board of Directors and Stockholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheet of Trans World Entertainment Corporation (formerly Trans World Music Corp.) and subsidiaries as of January 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 28, 1995, and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.


                                                KPMG PEAT MARWICK LLP

Albany, New York
March 24, 1995, except as to
      note 3, which is as of
      April 28, 1995

                      Report of Independent Auditors'


The Board of Directors and Stockholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheet of Trans World Entertainment Corporation (formerly Trans World Music Corp.) and subsidiaries as of January 29, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans World Entertainment Corporation and subsidiaries as of January 29, 1994, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP

Albany, New York
March 24, 1994

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
                                                 January 28,   January 29,
ASSETS                                              1995          1994
- --------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                         $ 90,091       $ 26,046
 Accounts receivable                                  9,176          7,713
 Merchandise inventory                              222,358        238,949
 Deferred tax asset                                   2,944          ---
 Prepaid expenses and other                           4,407          5,051
- --------------------------------------------------------------------------
  Total current assets                              328,976        277,759
- --------------------------------------------------------------------------
VIDEOCASSETTE RENTAL INVENTORY, net                   7,472          6,166

DEFERRED TAX ASSET                                      505          ---

FIXED ASSETS:
 Building                                             8,599          8,599
 Fixtures and equipment                              87,544         78,569
 Leasehold improvements                              86,119         80,035
- --------------------------------------------------------------------------
                                                    182,262        167,203
 Less: Fixed asset write-off reserve                 10,485          ---
       Allowances for depreciation
         and amortization                            85,620         73,157
- --------------------------------------------------------------------------
                                                     86,157         94,046
- --------------------------------------------------------------------------
OTHER ASSETS                                          3,829          2,293
- --------------------------------------------------------------------------
   TOTAL ASSETS                                    $426,939       $380,264
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                  $135,493       $156,263
 Notes payable                                       74,947          ---
 Income taxes payable                                 1,961          5,431
 Accrued expenses and other                           7,250          7,668
 Store closing reserve                                9,276          ---
 Current portions of long-term debt
   and capital lease obligations                      6,618          3,695
 Deferred income taxes                                ---            3,164
- --------------------------------------------------------------------------
  Total current liabilities                         235,545        176,221
- --------------------------------------------------------------------------
LONG-TERM DEBT, less current portion                 59,770         66,054
CAPITAL LEASE OBLIGATIONS, less current portion       6,671          7,044
OTHER LIABILITIES                                     5,476          4,434
DEFERRED INCOME TAXES                                 ---              437
- --------------------------------------------------------------------------
  TOTAL LIABILITIES                                 307,462        254,190
- --------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
 Preferred stock ($.01 par value; 5,000,000 shares
  authorized; none issued)                            ---            ---
 Common stock ($.01 par value; 20,000,000 shares
  authorized; 9,731,208 issued)                          97             97
 Additional paid-in capital                          24,236         24,236
 Treasury stock at cost (48,394 and 12,000 shares,
  respectively)                                        (503)          (162)
 Retained earnings                                   95,647        101,903
- --------------------------------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                         119,477        126,074
- --------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $426,939       $380,264
==========================================================================

See Notes to Consolidated Financial Statements

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
												Fiscal Year Ended
                                     January 28,  January 29,  January 30,
                                        1995         1994         1993
- ------------------------------------------------------------------------
Sales                                 $536,840     $492,553     $454,916
Cost of sales                          341,422      307,834      280,572
- ------------------------------------------------------------------------
Gross profit                           195,418      184,719      174,344
Selling, general and
 administrative expenses			   158,637      147,644      133,768
Restructuring charge                    21,000        ---          ---
Depreciation and amortization           16,932       14,655       13,310
- ------------------------------------------------------------------------
Income (loss) from operations           (1,151)      22,420       27,266
Interest expense                         9,540        5,971        5,627
- ------------------------------------------------------------------------
Income (loss) before income taxes      (10,691)      16,449       21,639
Income tax expense (benefit)            (4,435)       6,626        8,374
- ------------------------------------------------------------------------
NET INCOME (LOSS)                     $ (6,256)    $  9,823     $ 13,265
========================================================================
EARNINGS (LOSS) PER SHARE             $  (0.64)    $   1.01     $	1.40
========================================================================
Weighted average number of
 common shares outstanding               9,701        9,723        9,474
========================================================================

See Notes to Consolidated Financial Statements.

                                    F-5

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
															      Total
                                    Additional			          Share-
                           Common   Paid-In	  Treasury  Retained  holders'
					       Stock	Capital	  Stock	    Earnings  Equity
- --------------------------------------------------------------------------
Balance,
 February 1,1992
 (9,101,151 shares)		    $91      $13,714     $ ---  $ 78,815  $ 92,620
Sale of common stock,
 net of offering costs
 (600,000 shares)			  6		   9,964	   ---		 ---	 9,970
Issuance of stock under
 incentive stock programs 	---		     502	   ---		 ---       502
Purchase of 2,000 shares
 of common stock, held
 in treasury				---		     ---	  (28)	     ---	  (28)
Net income					---		     ---	   ---	  13,265    13,265
- --------------------------------------------------------------------------
Balance,
 January 30, 1993
 (9,727,358 shares)			 97	      24,180   	  (28)	  92,080   116,329
Issuance of stock under
 incentive stock programs	---	          56	   ---		 ---	    56
Purchase of 10,000 shares
 of common stock, held
 in treasury				---		     ---     (134)	     ---      (134)
Net income					---		     ---       ---	   9,823	 9,823
- --------------------------------------------------------------------------
Balance,
 January 29, 1994
 (9,731,208 shares)   		 97	      24,236     (162)   101,903   126,074
Purchase of 36,394 shares
 of common stock, held
 in treasury				---		     ---	 (341)		 ---      (341)
Net loss 					---			 ---	  ---	  (6,256)   (6,256)
- --------------------------------------------------------------------------
Balance,
 January 28, 1995
 (9,731,208 shares)		    $97      $24,236    $(503)  $ 95,647  $119,477
==========================================================================

See Notes to Consolidated Financial Statements

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
  											Fiscal Year Ended
									January 28,  January 29,  January 30,
								    	1995	    1994	     1993
- --------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)    				$   (6,256)	 $    9,823	  $   13,265

Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:

 Depreciation and amortization          17,947       15,715       14,288
 Fixed asset write-off reserve     		11,400 	    	---			 ---
 Store closing reserve			         9,600          ---			 ---
 Deferred tax expense (benefit)		    (7,050)	        308         (509)
 Loss on sale and disposal of
  property and equipment				   802			289			 337

Changes in operating assets and
  liabilities:
 Accounts receivable					(1,463)		 (3,716)	  (1,866)
 Merchandise inventory					16,591		(50,781)	 (44,775)
 Prepaid expenses and other    			   644		 (1,485)	    (338)
 Other assets                    		(1,536)		    307		    (411)
 Accounts payable       			   (20,770)		 34,304       21,635
 Income taxes payable       		    (3,470)		 (2,844)	   1,797
 Accrued expenses and other			   	  (418) 		526			 974
 Store closing reserve					  (324)         ---		     ---
 Other liabilities						 1,042			981	       3,453
- --------------------------------------------------------------------------
Net cash provided by operating
 activities						  	    16,739	  	  3,427    	   7,850
- --------------------------------------------------------------------------

INVESTING ACTIVITIES:
Acquisition of property and
 equipment							   (22,260)     (34,460)  	 (19,407)
Purchases of videocassette
 rental inventory, net			        (1,306)		     (9)		(275)
 -------------------------------------------------------------------------
Net cash used by investing
 activities                	    	   (23,566)		(34,469) 	 (19,682)
- --------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net increase in revolving line
  of credit							    74,947	        ---		  	 ---
 Proceeds of long-term debt			     ---		 50,000		   	 ---
 Payments of long-term debt			    (3,398)		   (739)	 (12,141)
 Payments of capital lease
  obligations						      (336)		   (288)	    (247)
 Proceeds from issuance of
  common stock 							 ---			 56		  10,472
 Purchase of common stock for
  treasury								  (341)		   (134)		 (28)
- --------------------------------------------------------------------------
Net cash provided (used) by
 financing activities				    70,872		 48,895		  (1,944)
- --------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents					    64,045		 17,853		 (13,776)
Cash and cash equivalents,
 beginning of year					    26,046		  8,193		   21,969
- --------------------------------------------------------------------------
Cash and cash equivalents,
 end of year						   $90,091      $26,046      $  8,193
==========================================================================

See Notes to Consolidated Financial Statements.

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method. The Company changed its name in 1994 from Trans World Music Corp.

Fiscal Year. The Company's fiscal year is a 52- or 53-week period ending on the Saturday nearest to January 31. The fiscal years 1994, 1993 and 1992, which ended January 28, 1995; January 29, 1994 and January 30 1993; respectively, consisted of 52 weeks.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are at fair value.

Merchandise Inventory and Return Costs. Inventory is stated at the lower of cost (first-in, first-out) or market as determined principally by the retail inventory method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. The vendors often reduce the credit with a merchandise return cost. During fiscal years 1994, 1993 and 1992, the Company incurred merchandise return costs of $7.4 million, $5.4 million and $4.0 million, respectively, which reflect return costs ranging from 0% to 20% of the original product purchase price depending on the type of product being returned. The Company records the merchandise return costs in cost of sales.

Videocassette Rental Inventory. The cost of videocassette rental tapes is capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions are amortized over twelve months while other titles are amortized over thirty-six months.

Fixed Assets. Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the applicable asset are charged to expense as incurred.

Depreciation and Amortization. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Buildings and leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term. Amortization of capital lease assets is included in depreciation and amortization expense.

Depreciation   and   amortization   expense   related   to   the  Company's
videocassette   rental   inventory,   distribution   center   facility  and
distribution center equipment is included in cost  of  sales.

Store Opening and Closing Costs. Costs associated with opening a store are expensed as incurred. When a store is closed, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for lease obligations, less estimated sub-rental income. Residual fixed asset values from mall relocations are transferred to the relocated store.

Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share. Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each fiscal year. Common stock equivalents related to stock options, which would have a dilutive effect based on current market prices, did not have a material effect on net income (loss) per share in the years presented.

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Restructuring Charge

The Company recorded a pre-tax restructuring charge of $21 million in 1994 to reflect the anticipated costs associated with a program to close 143 stores through the first quarter of 1996. The restructuring charge includes the write-down of fixed assets, estimated cash payments to landlords for the early termination of operating leases, and the cost for returning product to the Company's distribution center and vendors. The charge also includes estimated legal and consulting fees, including those that the Company is obligated to pay on behalf of its lenders while working to renegotiate the credit agreements.

In determining the components of the reserve, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the reserve and the amounts charged against the reserve as of January 28, 1995 are outlined below:

                                             Charges
                               Initial       Against       Ending
                               Reserve       Reserve       Reserve
							   -----------------------------------
                                          (in thousands)
Non-cash write-offs
- -------------------
Leasehold improvements         $ 7,400       $ 323         $ 7,077
Furniture and fixtures           4,000         592           3,408
Excess inventory shrinkage         944         -0-             944
							   -----------------------------------
     Total non-cash             12,344         915          11,429
                               -----------------------------------
Future cash outflows
- --------------------
Lease obligations                4,305          55           4,250
Return penalties and
 related costs                   2,774          49           2,725
Termination benefits               200         -0-             200
Consulting and legal fees        1,377         220           1,157
                               -----------------------------------
     Total future cashflows      8,656         324           8,332
							   -----------------------------------
     Total                     $21,000      $1,239         $19,761
							   ===================================

Sales associated with the stores identified for closure were approximately $72.8 million (unaudited), $71.7 million (unaudited) and $67.3 million (unaudited) for the fiscal years 1994, 1993 and 1992, respectively.

Note 3.	Debt

Long-term debt as of January 28, 1995 consisted of the following:
			            					January 28,   	January 29,
						            			1995    	    1994
- -----------------------------------------------------------------------
								                   (in thousands)
Senior unsecured notes issued to four
 insurance companies (see discussion
 below)                         	          $47,500          $50,000

Senior unsecured note issued to an
 insurance company  (see discussion
  below)                                	   17,500	        17,500

Installment notes and other obligations		    1,015	         1,913
- -----------------------------------------------------------------------
						             		   66,015	        69,413
Less current portion						    6,245	         3,359
- -----------------------------------------------------------------------
Long-term debt					              $59,770          $66,054
=======================================================================


Because of the 1994 operating results, including the restructuring charge, as of January 28, 1995, the Company obtained modifications or waivers of the noncompliance with certain financial covenants contained in its senior indebtedness. On April 28, 1995, the Company executed an agreement in principle with its senior lenders (the "Lending Group") to restructure the terms and conditions of $140 million of indebtedness: the aggregate principal amount of $75 million revolving credit facilities (the "Revolver") and $65 million senior unsecured notes (the "Notes"). The amendments take into account recent and forecasted operating results and the planned closing of underperforming stores.

The credit agreements, as modified, require principal repayments of $5 million on June 30, 1995 and $8 million on January 31, 1996, of which $6 million will be applied to the Notes and $7 million will be a reduction to the balances available under the Revolver. For the fiscal year ended January 28, 1995, the $47.5 million principal amount of the Notes carried a fixed interest rate of 7.50%, and the $17.5 million portion of the Notes carried a fixed interest rate of 9.18%.

Effective April 28, 1995, interest rates for the Notes and the Revolver have been converted to a floating rate equal to the greater of 10.5% or 1-1/2% over the prime lending rate. Under the modified agreement, the Notes and Revolver mature on July 31, 1996. The April 28, 1995 modifications to the Revolver include a provision for mandatory repayment of all outstanding balances for a 15 day period between December 25, 1995 and January 31, 1996, and all of the credit agreements provide for less restrictive covenant tests than under the original agreements, including: a cash flow fixed charge ratio covenant; a tangible net worth covenant; and an inventory turnover ratio covenant. The modified credit agreements preclude the Company from paying dividends or incurring additional debt and impose limitations on capital expenditures.

During fiscal years 1994, 1993 and 1992, the highest aggregate balances outstanding under the Revolver were $74.9 million, $69.4 million and $54.1 million, respectively. The weighted average interest rates during 1994, 1993 and 1992, based on average daily balances, were 5.69%, 4.35% and 5.23%, respectively. The balances outstanding under the Revolver at year end 1994, 1993 and 1992 were $74.9 million, $0 and $0, respectively.

At January 28, 1995 and January 29, 1994, the fair value of long-term debt, including that due within one year, was approximately $66.0 million and $70.1 million, respectively. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

Interest paid on a cash basis during 1994, 1993 and 1992 was approximately $9.6 million, $5.7 million and $5.9 million, respectively. Future maturities of long-term debt are $6.2 million during 1995; $59.2 million during 1996; $0.2 million during 1997; $0.3 during 1998; and $0.1 million thereafter.

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Income Taxes

Income tax expense (benefit) consists of the following:
                                              Fiscal Year Ended
						      			  1994       1993       1992
- --------------------------------------------------------------------
											   (in thousands)
Federal	- current					    $ 1,805     $5,146    $7,660
State - current							    810	     1,172	   1,223
Deferred								 (7,050)       308	    (509)
- --------------------------------------------------------------------
                                        $(4,435)    $6,626    $8,374
									    ============================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:
                                             Fiscal Year Ended
						      			  1994       1993       1992
- ----------------------------------------------------------------------
Federal statutory rate                   (35.0%)    34.7%     34.0%
State income taxes (benefit), net of
 federal income tax effect		    	  (6.0)      4.7       4.9
Targeted jobs credit					  (1.6)	     ---	   ---
Other   								   1.1       0.9      (0.2)
- ----------------------------------------------------------------------
Effective income tax rate                (41.5%)    40.3%     38.7%
======================================================================

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Income Taxes (Cont'd)

The tax effects of temporary differences that give rise to significant components of the Company's deferred tax assets and liabilities are as follows:

			            					January 28,   	January 29,
						            			1995    	    1994
- -----------------------------------------------------------------------
								                   (in thousands)
CURRENT DEFERRED TAX ASSETS
- ---------------------------
 Restructuring reserve          		        $7,806	      $   ---
 Other											   ---			  326
- -----------------------------------------------------------------------
  Total current deferred tax assets    		     7,806	          326
- -----------------------------------------------------------------------

CURRENT DEFERRED TAX LIABILITIES
- --------------------------------
 Inventory valuation                     	     4,739          3,379
 Other                          	    	       123  	      111
- -----------------------------------------------------------------------
  Total current deferred tax liabilities         4,862			3,490
- -----------------------------------------------------------------------
   Net current deferred
     tax assets (liabilities)        	        $2,944        $(3,164)
=======================================================================

NON-CURRENT DEFERRED TAX ASSETS
- -------------------------------
 Accrued rent, lease accounting					$2,261         $1,721
 Capitalized leases							       736		      672
 Other												26		       25
- -----------------------------------------------------------------------
  Total non-current deferred tax assets          3,023          2,418
- -----------------------------------------------------------------------

NON-CURRENT DEFERRED TAX LIABILITIES
- ------------------------------------
 Tax over book depreciation					     2,423          2,770
 Other												95			   85
- -----------------------------------------------------------------------
  Total non-current deferred tax liabilities	 2,518          2,855
- -----------------------------------------------------------------------
  Net non-current deferred
    tax assets (liabilities)                       505          ( 437)
- -----------------------------------------------------------------------
 Total net deferred tax asset (liability)       $3,449		  $(3,601)
=======================================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of those deductible differences.

The Company paid income taxes of approximately $6.1 million, $9.2 million, $6.8 million during 1994, 1993 and 1992, respectively.

The effect of adopting Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" in 1992, did not have a material impact on the Company's financial position or results of operations.

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Leases

The Company leases its distribution center and administrative offices under two leases, dated April 1, 1985 and November 1, 1989, from its Chief Executive Officer and principal shareholder. Aggregate rental payments under both leases, which are capitalized for accounting purposes, were $1.2 million, $1.1 million, and $1.1 million in 1994, 1993 and 1992, respectively. Biennial increases are contained in each lease based on the Consumer Price Index with the next scheduled increase on January 1, 1996. Both leases expire in the year 2015.

The Company leases certain distribution center equipment from its Chief Executive Officer and principal shareholder, for which annual payments were $204,000 in each of 1994, 1993, and 1992, and $102,000 through July 31,
1995, when title to such equipment passes to the Company. Additionally, the Company leases certain distribution center equipment from a bank, providing for total annual rental payments of $136,000 in each of 1994, 1993 and 1992. During fiscal 1995, the Company will pay a total of $222,000 through December 15, 1995, at which time the title to such equipment passes to the Company. Both equipment leases are capitalized for accounting purposes.

Fixed asset amounts for all capitalized leases are as follows:

   		            				         January 28,    January 29,
						            			1995    	    1994
- -----------------------------------------------------------------------
								                   (in thousands)
Building                                 	   $7,105  	       $7,105
Fixtures and equipment                          1,625           1,625
- -----------------------------------------------------------------------
											    8,730	        8,730
Allowances for depreciation and amortization    3,342 	        2,892
- -----------------------------------------------------------------------
											   $5,388          $5,838
										    ===========================

The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on percentage of sales. During 1991, the Company entered into a series of five-year operating leases for point-of-sale equipment. At the expiration of the leases, the Company has the option to purchase the equipment at its then fair market value.

Net  rental  expense  was  as  follows:
                                               Fiscal Year Ended
                                           1994      1993      1992
- ---------------------------------------------------------------------
                                                (in	thousands)
Minimum  rentals                          $57,992   $51,610   $47,275
Contingent rentals	                          464       647       833
- ---------------------------------------------------------------------
                                          $58,456   $52,257   $48,108
                                          ===========================

Future minimum rental payments required  under all leases that have initial or remaining noncancelable lease terms in excess of one year at January 28,
1995,  are  as   follows:
                                            Operating   Capitalized
Fiscal Year                                   Leases       Leases
                                               1995         1994
- -----------------------------------------------------------------------
                                                  (in thousands)
1995                                         $58,257       $1,494
1996                                          53,183        1,170
1997                                          46,884        1,170
1998                                          39,709        1,170
1999                                          34,732        1,170
Thereafter                                   103,312       18,398
- -----------------------------------------------------------------------
Total minimum payments required             $336,077       24,572
                                            ========
Amounts representing interest                              17,528
- -----------------------------------------------------------------------
Present value of minimum lease payments                     7,044
Less current portion                                          373
- -----------------------------------------------------------------------
7Long-term capital lease obligations                        $6,671
=======================================================================

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.  Benefit Plans

At January 28, 1995, the Company had three benefit plans. Such plans had an aggregate of 2,650,000 shares of Common Stock authorized, of which 513,447 shares were reserved for future option grants.

Under the 1986 Stock Option Plan and the 1994 Stock Option Plan, the (the "Plans"), options generally become exercisable commencing one year from the date of grant in increments of 25% per year. The option prices below represent the fair market value of the shares on the dates of grant. At January 28, 1995, of the 2,100,000 shares authorized for issuance under the Plans, there were 934,256 shares of Common Stock subject to stock options granted and outstanding 375,825 of which were vested and exercisable. Shares available for future grant at January 28, 1995 and January 29, 1994 were 1,034,447 and 143,372, respectively.

The Company has a stock option plan for non-employee directors ("1990 Plan"). Options under this plan are granted at 85% of the fair market value at the date of grant. As of January 28, 1995, there were 250,000 shares authorized for issuance and 179,000 shares of Common Stock reserved for possible future option grants under the 1990 Plan. As of January 28, 1995, 49,250 of the shares granted were vested and exercisable.

The following tables summarize activity under the 1986 Plan  and  the  1990
Plan:

							   1986 Plan                 1990 Plan
				 ----------------------------  ---------------------------
					  Number of        Option       Number of       Option
				 Shares Subject   Price Range  Shares Subject  Price Range
					  To Option	    Per Share       To Option	 Per Share
- --------------------------------------------------------------------------
Balance,
 February 1, 1992		 646,389 $11.00-$25.75		  43,000 $11.05-$27.42
Granted					  69,400  13.00				   6,000  18.81
Exercised				 (26,207) 11.00- 21.33
Cancelled				 (52,450) 14.25- 25.75
- --------------------------------------------------------------------------
Balance,
 January 30, 1993		 637,132  11.00- 24.25		  49,000  11.05- 27.42
Granted					 384,500  13.75- 15.00		  16,000  12.65- 13.82
Exercised				  (3,850) 11.00- 15.00
Cancelled				(192,451) 11.00- 22.50
- --------------------------------------------------------------------------
Balance,
 January 29, 1994		 825,331  11.00- 24.25		  65,000  11.05- 27.42
Granted					 236,000  11.00- 13.38		   6,000  10.00
Exercised					 ---		  ---			 ---		   ---
Cancelled				(127,075) 13.00- 23.75			 ---		   ---
- --------------------------------------------------------------------------
Balance,
 January 28, 1995		 934,256 $11.00-$24.25		  71,000 $10.00-$27.42
==========================================================================

The Company has a restricted stock plan under which 300,000 shares are authorized for issuance. No shares have been issued under such plan.

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan, implemented in October 1991, permits participants to contribute up to 10% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of nonvested benefits are used to reduce the Company's contributions in future years. The Company's matching contribution totaled $413,000, $300,000 and $370,000 for 1994, 1993 and 1992, respectively.

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  Treasury Stock

At January 28, 1995 and January 29, 1994 the Company held 48,394 and 12,000 shares in treasury, respectively, resulting from the repurchase of common stock through open market purchases or privately negotiated transactions.

Note 8.  Quarterly Financial Information (unaudited)
                                    Fiscal Quarter Ended 1994
                         April 30,  July 30,   Oct 29,   Jan 28,   Fiscal
						   1994	     1994	     1994      1995     1994
- --------------------------------------------------------------------------
Sales					 $109,200  $106,978  $114,086  $206,576  $536,840
Gross Profit			   40,830    39,475    42,094    73,019   195,418
Net income (loss)		   (1,882)	 (2,805)   (2,717)	  1,148	   (6,256)
Income (loss) per share		 (.19)	   (.29)	 (.28)		.11	     (.64)
- --------------------------------------------------------------------------

	                                Fiscal Quarter Ended 1993
                            May 1,  July 31,   Oct 30,   Jan 29,   Fiscal
						    1993	  1993	    1993      1994      1993
- --------------------------------------------------------------------------
Sales					 $103,224  $ 96,643  $101,784  $190,902  $492,553
Gross Profit			   38,101    35,956    39,471    71,191   184,719
Net income (loss)		     (327)	 (2,048)   (1,551)	 13,749	    9,823
Income (loss) per share		 (.03)	   (.21)	 (.16)	   1.41      1.01
- --------------------------------------------------------------------------

                                F-19

Document Number and Description
- -------------------------------

Exhibit No.

   3.1 Restated certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

   3.2 Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

   3.3 Amended By-Laws -- incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

   4.1 Note and Security Agreement, dated June 20, 1991, between Aetna Life Insurance Company and the Company, for $17,500,000 of 9.18% Senior Notes due June 30, 1998 -- incorporated herein by reference to
        Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1991. Commission File No. 0-14818.

   4.2 Amendment and Waiver, dated March 5, 1992, between Aetna Life Insurance Company and the Company, relating to the 9.18% Senior Notes due June 30, 1998 -- incorporated herein by reference to
        Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992. Commission File No. 0-14818.

   4.3 Amendment and Waiver, dated as of November 17, 1992, between Aetna Life Insurance Company and the Company, relating to the 9.18% Senior Notes due June 30, 1998 -- incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992. Commission File No. 0- 14818.

   4.4 Amendment,  dated  March  30,  1994,  between  Aetna  Life Insurance
		Company  and  the  Company,  relating to the 9.18% Senior Notes due
		June 30, 1998 -- incorporated herein by reference to Exhibit 4.4 to
		the Company's Annual Report on Form  10-K for the fiscal year ended
		January 29, 1994.  Commission File No. 0-14818.

* 4.5 Agreement  in  Principle,  dated  April  28,  1995, amoung Aetna Life
       Insurance	Company relating to the 9.18% Senior Notes due June 30,
       1998, the Purchasers of the Registrant's $50 million Senior Notes due June 30, 1999, the commercial banks in the Registrant's $75 million revolving credit facilities, due July 31, 1996, and the Trans World Entertainment Corporation and Record Town, Inc.

   4.6 Note Agreement, dated July 2, 1993, among the Company, Record  Town,
		Inc.  and  the  Purchasers listed on Exhibit A thereto, relating to
		6.91% Senior  Notes  due  June  30,  2000,  incorporated  herein by
		reference to Exhibit 4.1 to the Company's Quarterly Report on  Form
		10-Q  for  the fiscal quarter ended July 31, 1993.  Commission File
		No. 0-14818.

   4.7 Form of Amendment, dated as of March 24, 1994, among the Company, Record Town, Inc. and each of the holders of the 7.50% Senior Notes due June 30, 1999. -- incorporated herein by reference to Exhibit
        4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

   4.8 Credit Agreement and Note, dated as of June 11, 1993, between the Company and Chemical Bank -- incorporated herein by reference to
        Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

   4.9 Credit Agreement and Note, dated as of June 11, 1993, between the Company and Chase Manhattan Bank, N.A. -- incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

  4.10 Credit Agreement and Note, dated as of June 11, 1993, between the Company and NBD Bank, N.A. -- incorporated herein by reference to
        Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

  4.11 Credit Agreement and Note, dated as of June 11, 1993, between the Company and National Westminster Bank, U.S.A. -- incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

  4.12 Form of First Amendment and Waiver, dated March 17, 1994, between the Company and each of the commercial banks in the Registrant's $75 million revolving credit facility -- incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

  4.13 Form of Second Amendment to Credit Agreement, dated as  of  December
		5,  1994,  between  the Company and each of the commercial banks in
		the  Registrant's  $75   million   revolving   credit  facility  --
		incorporated herein by reference to Exhibit 4.1  to  the  Company's
		Quarterly  Report on Form 10-Q for the fiscal quarter ended October
		29, 1994.  Commission File No. 0-14818.

  10.1 Lease, dated April 1, 1985,  between Robert J. Higgins, as Landlord,
		and Record Town, Inc. and Trans World Music Corp.,  as  Tenant  and
		Amendment  thereto  dated  April 28, 1986 -- incorporated herein by
		reference to Exhibit 10.3  to  the Company's Registration Statement
		on Form S-1, No. 33-6449.

  10.2 Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corp., and Record Town, Inc., exercising five year renewal option -- incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1990. Commission File No. 0-14818.

  10.3 Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corp., as Tenant -- incorporated here by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

  10.4 Employment Agreement, dated as of February 1, 1994 and amended as of January 30, 1995 between the Company and Robert J. Higgins.

  10.5 Trans World Music Corp. 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto -- incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

  10.6 Trans World Music Corp. 1990 Stock Option Plan for Non-Employee Directors -- incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-2, No. 33-36012.

  10.7 Trans World Music Corp.   1990 Restricted Stock Plan -- incorporated
        herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-2, No. 33-36012.

  10.8 Severance Agreement, dated October 1, 1994, between Trans World Entertainment Corporation and Edward Marshall, Senior Vice President-Operations -- incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

  10.9 Severance Agreement, dated January 7, 1994, between Trans World Music Corp. and Robert A. Helpert, Executive Vice President and Chief Administrative Officer -- incorporated herein by reference to
        Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

 10.10 Trans World Entertainment Corporation 1994 Stock Option Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

 10.11 Trans World Entertainment Corporation 1994 Director Retirement Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter
        ended October 31, 1994.   Commission  File  No. 0-14818.

    22 Significant Subsidiaries of the Registrant, incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995. Commission File No. 0-14818.

* 23.1 Consent of KPMG Peat Marwick LLP.

* 23.2 Consent of Ernst & Young LLP.

    27 Financial Data Schedule
        (For electronic filing purposes only)
_____________________________
* Filed herewith.

                               EXHIBIT INDEX

  4.5 Amendment, dated April 28, 1995, between Aetna Life Insurance	Company
       relating to the 9.18% Senior Notes due June 30, 1998, the Purchasers of the Registrant's $50 million Senior Notes due June 30, 1999, the commercial banks in the Registrant's $75 million revolving credit facilities, due July 31, 1996, and the Company.

  10.4 Higgins Employment Agreement

  23.1 Consent of KPMG Peat Marwick LLP.

  23.2 Consent of Ernst & Young LLP.