Form 10-Q
period 1995-06-12
TRANS WORLD ENTERTAINMENT CORP
filed 1995-06-13
CIK 795212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---             SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---             SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  0-14818

                    TRANS WORLD ENTERTAINMENT CORPORATION
                          (Exact name of registrant
                         as specified in its charter)

                New York                           14-1541629
        (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)          Identification Number)

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

                        Common Stock, $.01 par value,
               9,732,814 shares outstanding as of June 9, 1995
      ==================================================================

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS

                                   PART I.

                            FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets -- April 29, 1995,
                January 28, 1995 and April 30, 1994                      3

               Condensed Consolidated Statements of Income -- Thirteen
                Weeks Ended April 29, 1995 and April 30, 1994            4

               Condensed Consolidated Statements of Cash Flows
                Thirteen Weeks Ended April 29, 1995 and April 30, 1994   5

               Notes to Condensed Consolidated Financial Statements      6


Item 2.     Management's Discussion and Analysis of

               Financial Condition and Results of Operations             8


                                   PART II.
                              OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                              13

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                             April 29,  January 28, April 30,
ASSETS                                         1995        1995        1994
- ------                                       ---------  ---------   ---------
CURRENT ASSETS:
Cash and cash equivalents                    $ 27,632   $ 90,091    $  8,061
Merchandise inventory                         217,870    222,358     226,828
Other current assets                           17,756     16,527      12,167
                                              -------    -------     -------
  Total current assets                        263,258    328,976     247,056
                                              -------    -------     -------

VIDEOCASSETTE RENTAL INVENTORY, net             7,695      7,472       6,670
DEFERRED TAX ASSET                                505        505         ---

FIXED ASSETS:
Property, plant and equipment                 180,297    182,262     171,782
Less: Fixed asset write-off reserve             9,175     10,485         ---
      Accumulated depreciation
       and amortization                        87,842     85,620      76,628
                                              -------    -------     -------
                                               83,280     86,157      95,154
                                              -------    -------     -------
OTHER ASSETS                                    3,957      3,829       1,968
                                              -------    -------     -------
    TOTAL ASSETS                             $358,695   $426,939    $350,848
                                              =======    =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
Accounts payable                            $  76,506  $ 135,493    $ 72,603
Notes payable                                  74,947     74,947      62,995
Store closing reserve                           7,244      9,276         ---
Current portion of long-term
 debt and capital lease obligations             6,559      6,618       3,501
Other current liabilities                       6,202      9,211      10,250
                                              -------    -------     -------
  Total current liabilities                   171,458    235,545     149,349
                                              -------    -------     -------
LONG-TERM DEBT, less current portion           59,716     59,770      65,976
CAPITAL LEASE OBLIGATIONS, less
  current portion                               6,653      6,671       6,952
OTHER LIABILITIES                               5,476      5,476       4,379
                                              -------    -------     -------
  TOTAL LIABILITIES                           243,303    307,462     226,656
                                              -------    -------     -------
SHAREHOLDERS' EQUITY
  Common stock ($.01 par value; 20,000,000
   shares authorized; 9,731,208 issued)            97         97          97
  Additional paid-in capital                   24,236     24,236      24,236
  Treasury stock, at cost (48,394, 48,394
   & 12,000 shares, respectively)                (503)      (503)       (162)
  Retained earnings                            91,562     95,647     100,021
                                              -------    -------     -------
  Total shareholders' equity                  115,392    119,477     124,192
                                              -------    -------     -------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $358,695   $426,939    $350,848
                                              =======    =======     =======

See  Notes  to  Condensed  Consolidated  Financial  Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                      Thirteen  Weeks  Ended
                                                      ----------------------
                                                       April 29,   April 30,
                                                         1995        1994
                                                       ---------   ---------
Sales                                                   $111,912   $109,200
Cost of sales                                             72,258     68,370
                                                         -------    -------
Gross profit                                              39,654     40,830
Selling, general and administrative expenses              38,733     37,562
Depreciation and amortization                              4,246      4,168
                                                         -------    -------
Income (Loss) from operations                             (3,325)      (900)
Interest expense                                           3,474      2,232
                                                         -------    -------
Loss before income taxes                                  (6,799)    (3,312)
Income tax benefit                                        (2,713)    (1,250)
                                                         -------    -------
NET LOSS                                                $ (4,086)  $ (1,882)
                                                         =======    =======

LOSS PER SHARE                                          $  (0.42)  $  (0.19)
                                                         =======    =======

Weighted average number of common
  shares  outstanding                                      9,688      9,719
                                                           =====      =====

See  Notes  to  Condensed  Consolidated  Financial  Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                      Thirteen  Weeks  Ended
                                                      ----------------------
                                                        April 29,   April 30,
                                                          1995        1994
                                                        ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES                   $(60,521)   $(74,547)
                                                          ------      ------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (1,584)     (5,565)
  Purchases of videocassette rental
    inventory, net of amortization                          (223)       (504)
                                                          ------      ------
  Net cash used by investing activities                   (1,807)     (6,069)
                                                          ------       -----

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations                               (131)       (364)
  Net increase in revolving line of credit                   ---      62,995
  Other                                                      ---         ---
                                                          ------      ------
  Net cash provided by financing activities                 (131)     62,631
                                                          ------      ------
  Net decrease in cash and cash equivalents              (62,459)    (17,985)
  Cash and cash equivalents, beginning of period          90,091      26,046
                                                          ------      ------
  Cash and cash equivalents, end of period               $27,632     $ 8,061
                                                          ======      ======

See  Notes  to  Condensed  Consolidated  Financial  Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments and income, none of which are material, are accounted for using the equity method.

     The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

Note 2.  Restructuring Reserve

    During the fourth quarter of 1994 the Company recorded a pre-tax restructuring charge of $21 million to reflect the anticipated costs associated with a program to close 143 stores through the first quarter of 1996. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for early termination of operating leases and the cost of returning product to the Company's distribution center and vendors. The charge also included estimated legal and consulting fees, including those that the Company is obligated to pay on behalf of its lenders while working to renegotiate its credit agreements.

    Total costs charged to the restructuring reserves during the first quarter of 1995 are summarized as follows:

                                 First       First       First
                                 Quarter     Quarter     Quarter
                                 Beginning   Charges     Ending
                                 Reserve     Against     Reserve
                                 Balance     Reserve     Balance
                                 -------------------------------
                                         (in thousands)
Non-cash write-offs
- -------------------
Leasehold improvements           $ 7,077      $  393     $ 6,684
Furniture and fixtures             3,408         917       2,491
Excess inventory shrinkage           944           0         944
                                  ------------------------------
        Total non-cash            11,429       1,310      10,119
                                  ------------------------------
Cash outflows
- -------------
Lease obligations                  4,250         568       3,682
Return penalties and related costs 2,725         325       2,400
Termination benefits                 200         135          65
Consulting and legal fees          1,157       1,004         153
                                  ------------------------------
        Total cash outflows        8,332       2,032       6,300
                                  ------------------------------
        Total                    $19,761      $3,342     $16,419
                                  ==============================

Note 3.  Seasonality

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three years, the fourth fiscal quarter has represented substantially all of the Company's net income for the year.

Note 4.  Earnings (Loss) Per Share

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

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Thirteen Weeks Ended April 29, 1995 Compared to Thirteen Weeks Ended April 30, 1994
- ------------------------------------------------------------------------------

     Sales. The Company's total sales increased 2.5% for the thirteen weeks ended April 29, 1995 over the thirteen weeks ended April 30, 1994. The $2.7 million sales increase is attributable to the sales generated from new stores opened by the Company since April 30, 1994. During the past 12 months, the Company opened 41 stores and closed or relocated 69 stores resulting in a 80,000 net increase in retail square footage. Comparable store sales declined 2% from the prior year. The decrease is due primarily to a weak new release schedule and lower traffic in the retail malls.

    Comparable store sales for mall stores decreased 3.4%, while non-mall stores increased 1.0%. By product category, comparable store sales in audio decreased 2.4% while video sell-through increased 2.4%.


     Gross Profit. Gross profit, as a percentage of sales, decreased from 37.4% to 35.4% in the thirteen week period ended April 29, 1995, when compared to 1994. The lower gross margin is primarily due to increased promotional markdowns in the period. To a lesser extent, the continued shift in sales mix from prerecorded audio cassettes to compact discs and prerecorded videocassettes also contributed to the decline. Compact discs and prerecorded videocassettes carry a lower gross profit than prerecorded audio cassettes.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased from 34.4% to 34.6% in the thirteen week period ended April 29, 1995 when compared to 1994. The $1.2 million or 0.2% increase in SG&A, as a percent of sales, was due primarily to a 3.1% increase in SG&A expenses while total sales increased 2.5%. The decline in comparable store sales impacted the increase in SG&A as a percentage of sales.


     Interest Expense. The $1.2 million increase in interest expense for the thirteen week period ended April 29, 1995, compared to 1994, was primarily attributed to an increase in the Company's weighted average borrowing rate.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Liquidity and Sources of Capital. During the first quarter, funds available under revolving credit facilities have typically been the Company's primary source of liquidity. Unlike previous years, the Company accumulated cash balances in December 1994 and January 1995 instead of repaying the balances under its $75 million revolving credit facilities (the "Revolver"). The credit facilities did not require the Company to pay down the outstanding balances under the Revolver at year end. Accordingly, the Company ended fiscal year 1994 with cash balances of approximately $90.1 million. During the first quarter of 1995, the Company used the accumulated cash balances to satisfy the $59.0 million seasonal reduction in accounts payable, its most significant use of cash in the thirteen week period ended April 29, 1995.

During the first quarter of 1995, the Company was operating under temporary waivers from its lenders relating to non-compliance with two financial covenants at January 28, 1995. The aggregate amount of the senior debt, totaling a maximum available amount of $140 million, including the Revolver and $65 million in outstanding long-term notes (the"Notes") ranks pari pasu and is unsecured. The nine lenders (the"Lending Group") that are party to the applicable credit agreements granted waivers to the Company effective through March 31, 1995 and subsequently extended through May 15, 1995. During this waiver period the Company was required to remain fully borrowed on all senior debt instruments pending negotiation and restructuring of the modified credit agreements.

    On April 28, 1995 the Company entered into an agreement in principle with the Lending Group to restructure all of the Company's $140 million aggregate principal amount of senior debt. Under the provisions of the modified credit agreements, the Company will be required to make principal repayment on the Notes of $2.3 million on June 30, 1995 and $3.7 on January 31, 1996. The maximum borrowings available on the Company's Revolver will be reduced to $72.3 million on June 30, 1995 and to $68.0 million on January 31, 1996. Final maturity of the Notes and the Revolver is July 31, 1996. Effective April 28, 1995, interest rates for the Notes and the Revolver were converted to a floating rate equal to the greater of 10.5% or 1-1/2% over the prime lending rate.

    The modified credit agreements contain restrictive provisions governing dividends, capital expenditures and acquisitions, and modified covenants as to working capital, cash flow and consolidated tangible net worth to reflect the $21 million restructuring charge recorded in 1994 and lower earnings levels than expected when the credit agreements were amended in January 1994. In the past, the Company has violated its fixed charge ratio covenant, which requires a specified pretax earnings coverage of the aggregate of interest expense and real estate rent. The modified fixed charge ratio covenant now aggregates depreciation and amortization with pre-tax earnings for the coverage test. The Company will be in compliance with the modified covenant if it is profitable for the 1995 fiscal year. The Revolver as modified requires the Company to pay down the outstanding balances for a 15 day period between December 25, 1995 and January 31, 1996.

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

Capital Expenditures.

    During the first quarter of 1995, the Company had capital expenditures of $1.6 million of the planned total capital expenditures of approximately $11 million, net of construction allowances, for fiscal 1995. The Company opened 3 of the 14 new stores planned to open in fiscal 1995 and closed 23 of the 80 stores anticipated to close in 1995. On a net basis, retail square footage was reduced by 40,000 square feet since January 28, 1995. The new stores averaged 5,800 square feet of retail space. This is larger than the average store size of the Company.

	Capital expenditures and new store growth will continue to be curtailed throughout 1995 while management's strategy continues to be concentrated on closing underperforming stores. Some limitations on capital expenditures have also been imposed by the Company's lending agreements. The Company does not expect to continue the rapid growth experienced in the past and any excess cash flow will be used primarily to retire debt.


Provision for Business Restructuring.

    During the fourth quarter of 1994 the Company undertook a comprehensive examination of store profitability and adopted a business restructuring plan that included the closing of 143 stores out of 712 stores then open and operating. Management concluded that select retail entertainment markets had begun to reflect an overcapacity of retail outlets, and large discount-priced electronics stores and other superstores were having an adverse impact on certain of the Company's retail stores. As a result of the restructuring plan, the Company recorded a pre-tax charge of $21 million against earnings, leading to a loss for the 1994 fiscal year. The components of the restructuring charge included approximately $8.7 million in reserves for future cash outlays, and approximately $12.3 million in asset write-offs.

    Twenty-three  stores  were  closed  in  the first quarter of 1995 bringing total closures to 51 through the end of the first quarter of 1995. Fixed asset write-offs charged to the reserve account totaled $1.3 million in the first quarter of 1995 and $2.2 million since the inception of the business restructuring plan. Cash expenditures for lease obligations, termination benefits and other expenditures charged to the store closing reserve totaled $2.0 million in the first quarter of 1995 and $2.4 million since the inception of the business restructuring plan.

    Remaining cash outlays relating to lease obligations, termination benefits and other expenditures are anticipated to total approximately $3.5 million in fiscal 1995 and $4.8 million in fiscal 1996. The cash outflows for store closings in the first quarter and outflows for the remainder of the year have been financed and will continue to be financed through disposition of merchandise inventory from the closed stores. The timing of continued store closures will depend somewhat on the Company's ability to negotiate reasonable lease termination agreements and continued review of the opportunities to accelerate the closing of underperforming stores.

    Annual sales associated with the stores closed in the first quarter of 1995 totaled $10.2 million in 1994. Because the store closures will be phased out over 1995 and early 1996, the Company will not receive most of the earnings or cash flow benefits from the restructuring program until fiscal 1996.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          PART II: OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K.

     (A)     Exhibits

              Exhibit No.   Description                            Page No.
              ----------    -----------                            --------
              10.1          Form of Restricted Stock Agreement        14
                             dated 2/1/95 between the Company and
                             Edward W. Marshall, Jr., Executive
                             Vice President-Operations and 5/1/95
                             Bruce J. Eisenberg, Senior Vice
                             President-Real Estate

              10.2          Form of Indemnification Agreement         19
                             dated May 1, 1995 between the
                             Company and its officers and directors

              27            Financial Data Schedule                   31


    (B)     Reports on Form 8-K.

            The  Company  filed  a  report   on   form  8-K  on  announcing  a
             restructuring charge for closing underperforming stores and debt restructuring.


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


                                        TRANS WORLD ENTERTAINMENT CORPORATION



     JUNE 13, 1995                      By: /s/ ROBERT J. HIGGINS
                                            ---------------------
                                            Robert J. Higgins,
                                            President and Director
                                            (Principal Executive Officer)

     JUNE 13, 1995                      By: /s/ JOHN J. SULLIVAN
                                            ---------------------
                                            John J. Sullivan
                                            Senior Vice President
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)