Form 10-Q
period 1995-09-11
TRANS WORLD ENTERTAINMENT CORP
filed 1995-09-12
CIK 795212

-----------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ___             SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 29, 1995

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

Common Stock, $.01 par value, 9,732,814  shares outstanding as of September 7,
1995
-----------------------------------------------------------------------------


       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS

                                    PART I

                            FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets -- July 29, 1995,
        January 28, 1995 and July 30, 1994                             3

    Condensed Consolidated Statements of Income -- Thirteen
        Weeks and Twenty-Six Weeks Ended July 29, 1995
        and July 30, 1994                                              4

    Condensed Consolidated Statements of Cash Flows --
        Twenty-Six Weeks Ended July 29, 1995 and July 30, 1994         5

    Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  8


                                   PART II
                              OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders           12

Item 6. Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                            13

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                         July 29,     January 28,     July 30,
                                           1995         1995           1994
                                         --------    -----------     --------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents              $  8,248      $ 90,091      $  8,011
  Merchandise inventory                   207,640       222,358       221,985
  Other current assets                     22,231        16,527        12,841
                                         --------      --------      --------
    Total current assets                  238,119       328,976       242,837
                                         --------      --------      --------
VIDEOCASSETTE RENTAL INVENTORY, NET         7,762         7,472         6,472
DEFERRED TAX ASSET                            505           505         ---
FIXED ASSETS:
  Property, plant and equipment           176,137       182,262       175,312
  Less: Fixed asset write-off reserve       6,934        10,485         ---
        Accumulated depreciation
         and amortization                  88,041        85,620        80,413
                                         --------      --------      --------
                                           81,162        86,157        94,899
                                         --------      --------      --------
OTHER ASSETS                                4,025         3,829         2,949
                                         --------      --------      --------
        TOTAL ASSETS                     $331,573      $426,939      $347,157
                                         ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                       $ 70,778      $135,493      $ 75,419
  Notes payable                            65,214        74,947        64,439
  Income taxes payable                      ---           1,961         ---
  Store closing reserve                     5,374         9,276         ---
  Current portion of long-term
        debt and capital leases             4,183         6,618        12,747
  Other current liabilities                 5,360         7,250         7,825
                                         --------      --------      --------
    Total current liabilities             150,909       235,545       160,430
                                         --------      --------      --------
LONG-TERM DEBT, less
        current portion                    59,716        59,770        54,101
CAPITAL LEASE OBLIGATIONS,
        less current portion                6,611         6,671         6,866
OTHER LIABILITIES                           5,075         5,476         4,714
                                         --------      --------      --------
        TOTAL LIABILITIES                 222,311       307,462       226,111
                                         --------      --------      --------
SHAREHOLDERS'   EQUITY
  Common stock ($.01 par value;
        20,000,000 shares authorized;
         9,781,208, 9,731,208 and
         9,731,208 issued, respectively)       97            97            97
  Additional paid-in capital               24,236        24,236        24,236
  Treasury stock, at cost (48,394,
        48,394 & 48,394 shares,
        respectively)                        (503)         (503)         (503)
  Retained earnings                        85,432        95,647        97,216
                                         --------      --------      --------
    Total shareholders' equity            109,262       119,477       121,046
                                         --------      --------      --------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $331,573      $426,939      $347,157
                                         ========      ========      ========

See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                        Thirteen Weeks Ended
                                                       ----------------------
                                                       July 29,      July 30,
                                                         1995          1994
                                                       --------      --------
Sales                                                  $104,292      $106,978
Cost of sales                                            68,977        67,503
                                                       --------      --------
Gross profit                                             35,315        39,475
Selling, general and administrative expenses             37,558        37,329
Depreciation and amortization                             4,110         4,146
                                                       --------      --------
Loss from operations                                     (6,353)       (2,000)
Interest expense                                          3,845         2,667
                                                       --------      --------
Loss before income tax benefit                          (10,198)       (4,667)
Income tax benefit                                       (4,069)       (1,862)
                                                       --------      --------
NET LOSS                                                ($6,129)      ($2,805)
                                                       ========      ========
LOSS PER SHARE                                           ($0.63)       ($0.29)
                                                       ========      ========
Weighted average number of common
     shares outstanding                                   9,733         9,708
                                                       ========      ========

                                                       Twenty-Six Weeks Ended
                                                       -----------------------
                                                       July 29,      July 30,
                                                         1995          1994
                                                       --------      --------
Sales                                                  $216,204      $216,178
Cost of sales                                           141,235       135,873
                                                       --------      --------
Gross profit                                             74,969        80,305
Selling, general and administrative expenses             76,291        74,891
Depreciation and amortization                             8,355         8,314
                                                       --------      --------
Loss from operations                                     (9,677)       (2,900)
Interest expense                                          7,319         4,899
                                                       --------      --------
Loss before income tax benefit                          (16,996)       (7,799)
Income tax benefit                                       (6,781)       (3,112)
                                                       --------      --------
NET LOSS                                               ($10,215)      ($4,687)
                                                       ========      ========

LOSS PER SHARE                                           ($1.05)       ($0.48)
                                                       ========      ========

Weighted average number of common
     shares outstanding                                   9,726         9,713
                                                       ========      ========

See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                       Twenty-Six Weeks Ended
                                                       -----------------------
                                                       July 29,      July 30,
                                                         1995          1994
                                                       --------      --------
NET CASH USED BY OPERATING ACTIVITIES                  ($65,513)     ($68,551)
                                                        -------       -------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                  (3,758)      (10,197)
  Purchases of videocassette rental
    inventory, net of amortization                         (290)         (306)
                                                        -------       -------
  Net cash used by investing activities                  (4,048)      (10,503)
                                                        -------       -------
FINANCING ACTIVITIES:
  Net increase (decrease) in revolving line of credit    (9,733)       64,439
  Payments of long-term debt and capital
    lease obligations                                    (2,549)       (3,079)
  Other                                                   ---            (341)
                                                        -------       -------
  Net cash provided (used) by financing activities      (12,282)       61,019
                                                        -------       -------
  Net decrease in cash and cash equivalents             (81,843)      (18,035)
  Cash and cash equivalents, beginning of period         90,091        26,046
                                                        -------       -------
  Cash and cash equivalents, end of period              $ 8,248       $ 8,011
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


Note 2.  Restructuring Reserve

    During the fourth quarter of 1994 the Company recorded a pre-tax restructuring charge of $21 million to reflect the anticipated costs associated with a program to close 143 stores through the first quarter of 1996. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for early termination of operating leases and the cost of returning product to the Company's distribution center and vendors. The charge also included estimated legal and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while working to renegotiate its credit agreements. Management believes that the reserve balance at the end of the second quarter is sufficient to cover the costs of closing the remaining stores included in the restructuring program.

    Total costs charged to the restructuring reserves during the first half of 1995 are summarized as follows:

                                  First       First       Second      Second
                                  Quarter     Quarter     Quarter     Quarter
                                  Beginning   Charges     Charges     Ending
                                  Reserve     Against     Against     Reserve
                                  Balance     Reserve     Reserve     Balance
                                  -------------------------------------------
                                                 (in thousands)
Non-cash write-offs
-------------------
Leasehold improvements            $ 7,077     $   393     $ 1,351     $ 5,333
Furniture and fixtures              3,408         917         890       1,601
Excess inventory shrinkage            944           0         240         704
                                  -------------------------------------------
        Total non-cash             11,429       1,310       2,481       7,638
                                  -------------------------------------------
Cash outflows
-------------
Lease obligations                   4,250         568         457       3,225
Return penalties and related costs  2,725         325         625       1,775
Termination benefits                  200         135          27          38
Consulting and legal fees           1,157       1,004         521        (368)
                                  -------------------------------------------
        Total cash outflows         8,332       2,032       1,630       4,670
                                  -------------------------------------------
        Total                     $19,761      $3,342     $ 4,111     $12,308
                                  ===========================================

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

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 1995 Compared to Thirteen Weeks Ended  July  30,
1994
------------------------------------------------------------------------------

    Sales. The Company's sales declined $2.7 million or 2.5% for the second quarter ended July 29, 1995 compared to the second quarter of 1994. This sales decrease is primarily due to the net store count decrease of 72 stores since the second quarter of 1994 and a 4.8% quarterly decline in comparable store sales.

    In the Company's music division, the second quarter comparable store sales declined 4.7% from the second quarter of 1994 while the video division declined 1.6% from the second quarter of 1994. The video rental division had a second quarter comparable sales decline of 10.8% compared to the second quarter of 1994. The comparable store sales decline is primarily attributed to a weaker new music release schedule in the second quarter of 1995 and lower traffic in the shopping malls. The Company currently expects this trend will continue into the third quarter based on the upcoming new music release schedule. Based on available industry sales information this trend is consistent throughout the industry. The increasing competition from electronics retailers and books superstores that are expanding in the music business has also contributed to the current sales trend.

    Gross Profit. Gross profit as a percentage of sales decreased from 36.9% to 33.9% in the second quarter ended July 29, 1995, compared to the second quarter in 1994. The decrease was due to continued price competition, increased promotional activity, and costs associated with returning product to vendors as the Company reduces inventory levels.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales increased from 34.9% to 36.0% in the second quarter of 1995 compared to the second quarter of 1994. The increase in SG&A as a percent of sales was primarily due to the reduced leverage of overhead expenses because of the decrease in comparable store sales.

    Interest Expense. Interest expense increased $1.2 million in the second quarter of 1995 compared to the second quarter of 1994. This increase was due to an increase in the interest rate the Company is paying on its long-term debt and borrowings under its revolving credit facilities.

    Net Loss. The $6.1 million net loss for the second quarter ended July 29, 1995 compares to a $2.8 million net loss in the second quarter of 1994. The increased loss is due to the decline in comparable store sales combined with reduced gross margin rate, the expense growth in the stores, and the increase in interest expense. To achieve a profitable fiscal quarter comparable store sales growth would have had to increase substantially over the sales in the second quarter of 1994.

Twenty-Six Weeks Ended July 29, 1995 Compared to Twenty-Six Weeks Ended July 30, 1994
------------------------------------------------------------------------------
    Sales. The Company's sales remained flat for the first half of 1995 compared to the first half of 1994. During the first half of the year, comparable store sales declined approximately 3.4%.

    Gross Profit. Gross profit as a percentage of sales declined to 34.7% for the first half of 1995 from 37.1% from the first half of 1994. This decline was due to continued price competition, increased promotional activity, and costs associated with returning product to vendors as the Company reduces inventory levels.

    Selling, General and Administrative Expenses. SG&A as a percentage of sales increased from 34.6% to 35.3% in the first half of 1995 compared to the first half of 1994. The increase was primarily due to the decline in comparable store sales.

    Interest Expense. Interest expense increased $2.4 million in the first half of 1995 compared to the first half of 1994. The increase is primarily attributed to the increase in the Company's weighted average borrowing rate.

    Net Loss. The $10.2 million net loss for the first half of 1995 compares to a $4.7 million net loss in the first half of 1994. The increased loss is due to the decline in comparable store sales, the reduced gross margin rate, the expense growth in the stores, and the increase in interest expense.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Sources of Capital. Cash used by operating and investing activities in the first half of the fiscal year are financed through borrowings under the Company's revolving credit facilities, which permit aggregate borrowings of up to $72.3 million.

The  Company's  cash  flow  from  operating  activities  typically   decreases
significantly during the second quarter and year-to-date periods due to repayments of accounts payable and lower sales at this time of year. During the first half of 1995 the Company's cash flow used by operations was $65.5 million, which is comparable to the $68.6 million in the first half of 1994. The most significant uses of cash in the period were the $64.7 million in normal reductions of accounts payable and $3.9 million of expenditures relating to the Company's underperforming store closing program. Cash flow from the reduction of merchandise inventory was $14.7 million in the first half of 1995 compared to $17.0 million in the first half of 1994.

The Company currently expects that inventory leverage will improve as it continues to return slow moving inventory to vendors in the third fiscal quarter. The level of the revolving credit facilities is considered adequate to finance the seasonally higher inventory requirements in the second half of the year. At fiscal year end and through the first half of fiscal 1996, inventory reduction will continue due to the additional store closings. The corresponding improvement to inventory leverage will be important to maintain or reduce the absolute level of borrowings on the Company's revolving credit facilities.

The Company is currently in compliance with all covenants under its credit and long-term note agreements as of and for the periods ended July 29, 1995. The Company will be in compliance with the covenants if the Company is profitable for the 1995 fiscal year.


CAPITAL EXPENDITURES

The Company opened five new stores and closed fifty-two stores in the second quarter of 1995, ending the period with 616 stores in operation and total retail square footage of 2.4 million. In addition, the Company is also a joint venture partner in 10 Incredible Universe stores with Tandy Corporation. Management plans to open one store in the third quarter and less than 10 stores for the entire fiscal year. Capital expenditures related to the Company's seven new stores, store remodels and the automation of the distribution facility were $3.7 million for the first half of 1995. The Company expects that the total capital expenditures for fiscal 1995 will be slightly less than the original plan of $10.6 million, net of construction allowances. Any excess cash flow will be used primarily to retire debt. Total retail square footage is estimated to be approximately 2.2 million at the end of the 1995 fiscal year.

The terms of the Company's revolving credit and long-term debt agreements require the Company to meet certain financial and operating ratios, and limit the Company's ability, among other things, to incur indebtedness, to make certain investments and to pay dividends. The foregoing restrictions, as well as the possibility that certain of the financial ratios may not be maintained, could limit the Company's ability to obtain future financing and to engage in certain corporate activities.

PROVISION FOR BUSINESS RESTRUCTURING

During the fourth quarter of 1994 the Company undertook a comprehensive examination of store profitability and adopted a business restructuring plan that included the closing of 143 stores out of 712 stores then open and operating. As a result of the restructuring plan, the Company recorded a pre-tax charge of $21 million against earnings. The components of the restructuring charge included approximately $8.7 million in reserves for future cash outlays, and approximately $12.3 million in asset write-offs.

Fifty-two stores were closed in the second quarter of 1995 bringing the total closures to 103 through the end of the second quarter of 1995. Asset write-offs charged to the reserve account totaled $2.5 million in the second quarter of 1995 and $4.7 million since the inception of the business restructuring plan. Cash expenditures charged to the store closing reserve totaled $1.6 million in the second quarter of 1995 and $4.0 million since the inception of the business restructuring plan.

The cash outflows for store closings in the first two quarters and outflows for the remainder of the year have been financed and will continue to be financed through disposition of merchandise inventory from the closed stores. The timing of continued store closures will depend somewhat on the Company's ability to negotiate reasonable lease termination agreements and continued review of the opportunities to accelerate the closing of underperforming stores.

Annual sales associated with the stores closed in the second quarter of 1995 totaled $25.5 million in 1994. Because the store closures will not be completed until early 1996, the Company will not receive most of the earnings or cash flow benefits from the restructuring program until fiscal 1996.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          PART II: OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------

    The Company's 1995 Annual Meeting of Shareholders was held on July 14, 1995. At the meeting, all of management's nominees for directors were elected to the Board of Directors. In addition, the amendment to the 1990 Stock Option Plan for Non-Employee Directors were approved, with 8,863,984 votes for, 256,419 votes against, and 12,132 votes withheld.

    Item 6.        Exhibits and Reports on Form 8-K.
                   ---------------------------------

    (A)    Exhibits

    Exhibit No.          Description                     Page No.
    -----------          -----------                     --------

       4.1              Amended and Restated Note
                            Agreement

       4.2              Amended and Restated Revolving
                            Credit Agreement

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


                                  TRANS WORLD ENTERTAINMENT CORPORATION

         September 12, 1995           By: /s/ ROBERT J. HIGGINS
                                          ---------------------
                                          Robert J. Higgins
                                          President and Director
                                          (Principal Executive Officer)


         September 12, 1995           By: /s/ JOHN J. SULLIVAN
                                          --------------------
                                          John J. Sullivan
                                          Senior Vice President - Finance
                                          Chief Financial Officer
                                          (Chief Financial and
                                           Accounting Officer)