Form 10-Q
period 1995-12-12
TRANS WORLD ENTERTAINMENT CORP
filed 1995-12-12
CIK 795212

------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995

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

                        Common Stock, $.01 par value,
             9,732,814 shares outstanding as of December 5, 1995

------------------------------------------------------------------------------

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS


                                   PART I.

                            FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets -- October 28, 1995,
        January 28, 1995 and October 29, 1994                         3

    Condensed Consolidated Statements of Income -- Thirteen
        Weeks and Thirty-Nine Weeks Ended October 28, 1995
        and October 29, 1994                                          4

    Condensed Consolidated Statements of Cash Flows --
        Thirty-Nine Weeks Ended October 28, 1995 and
        October 29, 1994                                              5

    Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 9


                                   PART II.

                              OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                           14

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED  CONSOLIDATED BALANCE  SHEETS
                   (in thousands,  except  share  amounts)
                                 (unaudited)

                                    October 28,   January 28,   October 29,
ASSETS                                 1995          1995          1994
------                              ----------    ----------    ----------
CURRENT  ASSETS:
  Cash  and  cash  equivalents        $  6,618      $ 90,091      $  7,501
  Merchandise  inventory               258,379       222,358       265,875
  Other  current  assets                34,221        16,527        20,584
                                    ----------    ----------    ----------
   Total current assets                299,218       328,976       293,960
                                    ----------    ----------    ----------

VIDEOCASSETTE RENTAL INVENTORY,NET       7,334         7,472         7,123

FIXED ASSETS:
  Property, plant and equipment        177,431       182,262       179,066
  Less: Fixed asset write-off reserve    6,346        10,485           ---
        Accumulated depreciation
         and amortization               91,510        85,620        83,372
                                    ----------    ----------    ----------
                                        79,575        86,157        95,694
                                    ----------    ----------    ----------

OTHER ASSETS                             4,553         4,334         3,202
                                    ----------    ----------    ----------
     TOTAL  ASSETS                    $390,680      $426,939      $399,979
                                    ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $132,942      $135,493      $130,056
  Notes payable                         69,759        74,947        63,841
  Income taxes payable                     ---         1,961           ---
  Store closing reserve                  2,514         9,276           ---
  Current portion of long-term
    debt and capital leases             63,106         6,618        12,576
  Other current liabilities              5,820         7,250         9,260
                                    ----------    ----------    ----------
    Total current liabilities          274,141       235,545       215,733
                                    ----------    ----------    ----------

LONG-TERM DEBT,less current portion        574        59,770        53,930
CAPITAL LEASE OBLIGATIONS, less
    current portion                      6,615         6,671         6,808
OTHER  LIABILITIES                       5,181         5,476         5,179
                                    ----------    ----------    ----------
    TOTAL LIABILITIES                  286,511       307,462       281,650
                                    ----------    ----------    ----------
SHAREHOLDERS' EQUITY
  Common  stock  ($.01 par value;
        20,000,000 shares authorized;
        9,781,208, 9,731,208, and
        9,731,208 shares issued,
        respectively)                       97            97            97
  Treasury stock, at cost(48,394 shares)  (503)         (503)         (503)
  Additional paid-in capital            24,236        24,236        24,236
  Retained earnings                     80,339        95,647        94,499
                                    ----------    ----------    ----------
        Total shareholders' equity     104,169       119,477       118,329
                                    ----------    ----------    ----------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY          $390,680      $426,939      $399,979
                                    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                    Thirteen Weeks Ended
                                                  ------------------------
                                                  October 28,   October 29,
                                                      1995         1994
                                                  ----------    ----------
Sales                                               $103,165      $114,086
Cost of sales                                         67,195        71,992
Gross profit                                      ----------    ----------
                                                      35,970        42,094
Selling, general and administrative expenses          36,832        39,889
Depreciation and amortization                          3,978         4,279
                                                  ----------    ----------
Loss from operations                                  (4,840)       (2,074)
Interest expense                                       3,635         2,447
                                                  ----------    ----------
Loss before income tax benefit                        (8,475)       (4,521)
Income tax benefit                                    (3,382)       (1,804)
                                                  ----------    ----------
NET LOSS                                           ($  5,093)    ($  2,717)
                                                  ==========    ==========
LOSS PER SHARE                                        ($0.52)       ($0.28)
                                                  ==========    ==========
Weighted average number of common
    shares outstanding                                 9,733         9,688
                                                  ==========    ==========

                                                   Thirty-Nine Weeks Ended
                                                  ------------------------
                                                  October 28,   October 29,
                                                      1995         1994
                                                  ----------    ----------
Sales                                               $319,369      $330,264
Cost of sales                                        208,430       207,865
                                                  ----------    ----------
Gross profit                                         110,939       122,399

Selling, general and administrative expenses         113,123       114,780
Depreciation and amortization                         12,333        12,593
                                                  ----------    ----------
Loss from operations                                 (14,517)       (4,974)
Interest expense                                      10,954         7,346
                                                  ----------    ----------
Loss before income tax benefit                       (25,471)      (12,320)
Income tax benefit                                   (10,163)       (4,916)
                                                  ----------    ----------
NET LOSS                                            ($15,308)      ($7,404)
                                                  ==========    ==========
LOSS PER SHARE                                        ($1.57)       ($0.76)
                                                  ==========    ==========
Weighted average number of common
    shares outstanding                                 9,723         9,707
                                                  ==========    ==========

See  Notes  to  Condensed  Consolidated  Financial  Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                   Thirty-Nine Weeks Ended
                                                  ------------------------
                                                  October 28,   October 29,
                                                     1995          1994
                                                  ----------    ----------
NET CASH USED BY OPERATING ACTIVITIES               ($69,305)     ($61,642)
                                                  ----------    ----------
INVESTING  ACTIVITIES:
  Acquisition of property and equipment               (6,354)      (15,967)
  Disposal (purchases) of videocassette rental
    inventory, net of amortization                       138          (957)
                                                  ----------    ----------
  Net cash used by investing activities               (6,216)      (16,924)
                                                  ----------    ----------
FINANCING ACTIVITIES:
  Net increase (decrease) in revolving line of credit (5,188)       63,841
  Payments of long-term debt and
    capital lease obligations                         (2,764)       (3,479)
  Purchase of common shares for treasury stock           ---          (341)
                                                  ----------    ----------
  Net cash provided (used) by financing activities    (7,952)       60,021
                                                  ----------    ----------
  Net decrease in cash and cash equivalents          (83,473)      (18,545)
  Cash and cash equivalents, beginning of period      90,091        26,046
                                                  ----------    ----------
  Cash and cash equivalents, end of period           $ 6,618       $ 7,501
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

    The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

    These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

Note 2.  Restructuring Reserve

    During the fourth quarter of 1994 the Company recorded a pre-tax restructuring charge of $21 million to reflect the anticipated costs associated with a program to close 143 stores through the first quarter of 1996. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for early termination of operating leases and the cost of returning product to the Company's distribution center and vendors. The charge also included estimated legal and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while working to renegotiate its credit agreements. Management believes that the reserve balance at the end of the third quarter is sufficient to cover the costs of closing the remaining stores included in the restructuring program.

    Total costs charged to the restructuring reserves during the first nine months of fiscal 1995 are summarized as follows:

                            First     First     Second    Third     Third
                            Quarter   Quarter   Quarter   Quarter   Quarter
                            Beginning Charges   Charges   Charges   Ending
                            Reserve   Against   Against   Against   Reserve
                            Balance   Reserve   Reserve   Reserve   Balance
                            -----------------------------------------------
                                         (in thousands)
Non-cash write-offs
-------------------
Leasehold improvements       $ 7,077   $   393   $1,351   $  373   $ 4,960
Furniture and fixtures         3,408       917      890      215     1,386
Excess inventory shrinkage       944         0      240    1,125      (421)
Other assets                     ---       ---      364      ---      (364)
                             ----------------------------------------------
        Total non-cash        11,429     1,310    2,845    1,713     5,561
                             ----------------------------------------------
Cash outflows
-------------
Lease obligations              4,250       568      457      973     2,252
Return penalties and
    related costs              2,725       325      261      518     1,621
Termination benefits             200       135       27       62       (24)
Consulting and legal fees      1,157     1,004      521      182      (550)
                             ----------------------------------------------
        Total cash outflows    8,332     2,032    1,266    1,735     3,299
                             ----------------------------------------------
        Total                $19,761    $3,342   $4,111   $3,448   $ 8,860
                             ==============================================

Note 3.  Debt

    On April 28, 1995, the Company reached an agreement with its senior lenders to modify $75.0 million in revolving credit facilities (the "Revolver") and $65.0 million in unsecured notes (the "Notes"). Subsequently, on June 30, 1995 when the final credit agreements were completed, the Company was required to pay down $5.0 million to its senior lenders. An additional $8.0 million pay down is required on January 31, 1996. Final maturity of the Notes and the Revolver is July 31, 1996.

    Under the terms of the new agreement, on June 30, 1995, the balance available under the Revolver was reduced from $75.0 million to $72.3 million and a payment of $2.3 million was made to reduce the Notes from $65.0 million to $62.7 million. The terms of the agreement require a further reduction of $4.3 million in the balance available under the Revolver on January 31, 1996 and a payment of $3.7 million to reduce the Notes to $59.0 million. Cash provided from the liquidation of inventory from closing stores will be used to pay down the Notes and allow the Company to operate under a reduced Revolver.

    The Company's ability to continue to meet its liquidity requirements on a long-term basis is dependent on its ability to successfully obtain new financing to replace the senior debt maturing in July 1996. In the interim period, cash flow from operations, continued reductions in inventory levels, and reduced capital expenditures should assure that the Company has ample liquidity to meet its operating requirements.

Note 4.  Seasonality

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three fiscal years, the fourth quarter has represented substantially all of the Company's net income for the year.

Note 5. Earnings (Loss) Per Share

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

           TRANS WORLD ENTERTAINMENT CORPORATION  AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 1995 Compared to Thirteen Weeks Ended
October 29, 1994
------------------------------------------------------------------------------

    Sales. The Company's sales decreased 9.6% or $10.9 million for the thirteen weeks ended October 28, 1995 compared to the thirteen weeks ended October 29, 1994. The sales decrease is attributed to the reduction in the number of stores in operation since the third quarter of 1994 and a 7.5% decline in comparable store sales.

    In the Company's music division, the comparable store sales declined 7.2%, while the video division experienced a decline of 8.6%. The comparable store sales decline is primarily attributed to a weaker new music release schedule in the thirteen weeks ended October 28, 1995 compared to the thirteen weeks ended October 29, 1994. Increased industry competition in all of the Company's geographic markets due to the openings of large, freestanding music stores and the expansion of music departments in national electronics superstores and bookstores has also contributed to the decline in comparable store sales. Available industry sales information shows this trend throughout the industry.

    Gross Profit. Gross profit as a percentage of sales decreased from 36.9% to 34.9% in the thirteen weeks ended October 28, 1995 compared to the thirteen weeks ended October 29, 1994. The decrease in the gross profit rate was due to continued price competition and an increase in inventory shrinkage.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales increased from 35.0% to 35.7% in the thirteen weeks ended October 28, 1995 compared to the thirteen weeks ended October 29, 1994. The increase in SG&A as a percent of sales was primarily due to the decline in comparable sales.

    Interest Expense. Interest expense increased $1.2 million in the thirteen weeks ended October 28, 1995 compared to the thirteen weeks ended October 29, 1994. The increase was due to the increase in the Company's weighted average borrowing rate.

    Net Loss. The $5.1 million net loss for the thirteen weeks ended October 28, 1995 compares to a $2.7 million net loss in thirteen weeks ended October 29, 1994. The increased net loss resulted from a combination of the decline in comparable store sales, the decrease in gross profit, and the increase in interest expense.

Thirty-Nine Weeks Ended October 28, 1995 Compared to Thirty-Nine Weeks Ended October 29, 1994
------------------------------------------------------------------------------

    Sales. The Company's sales decreased 3.3% or $10.9 million for the thirty-nine weeks ended October 28, 1995 when compared to the same period in 1994. During the first thirty-nine weeks of the year, comparable store sales were down 4.8%.

    Gross Profit. Gross profit as a percentage of sales decreased from 37.1% to 34.7% for the thirty-nine weeks ended October 28, 1995 when compared to the same period in 1994. The decrease in the gross profit rate was due to continued price competition, increases in return penalties, and increased inventory shrinkage.

    Selling, General and Administrative Expenses. SG&A as a percentage of sales increased from 34.7% to 35.4% for the thirty-nine weeks ended October 28, 1995 when compared to the same period in 1994. SG&A as a percent of sales increased due to the decline in comparable store sales.

    Interest Expense. Interest expense increased $3.6 million in the thirty-nine weeks ended October 28, 1995 when compared to the same period in 1994. The increase is attributed to an increase in the Company's weighted average borrowing rate.

    Net Loss. The $15.3 million net loss for the thirty-nine weeks ended October 28, 1995 compares to a $7.4 million net loss for the same period in 1994. The increased loss is due to the decline in comparable store sales, the decrease in gross profit, and the increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Sources of Capital. During the first thirty-nine weeks of the fiscal year, funds available under revolving credit facilities have typically been the Company's primary source of liquidity. Unlike previous years, the Company accumulated cash balances in December 1994 and January 1995 instead of repaying the balances under the $75.0 million Revolver. The credit facilities did not require the Company to pay down the outstanding balances under the Revolver at year end. Accordingly, the Company ended fiscal year 1994 with cash balances of approximately $90.1 million.

    During the thirty-nine week period ended October 28, 1995, the cash balance of $90.1 million was used to reduce the Revolver by $5.2 million, to purchase merchandise inventory, to pay $6.8 million in costs incurred in closing stores under the Company's restructuring plan, and to fund the $6.4 million in capital expenditures.

    The Company's ability to continue to meet its liquidity requirements on a long-term basis is dependent on its ability to successfully obtain new financing to replace the senior debt maturing in July 1996. In the interim period, cash flow from operations, continued reductions in inventory levels, and reduced capital expenditures should assure that the Company has ample liquidity to meet its operating requirements.

CAPITAL EXPENDITURES

The Company opened one new store and closed thirteen stores in the third quarter of 1995, ending the period with 604 stores in operation and total retail square footage of 2.4 million. In addition, the Company is also a joint venture partner in 16 Incredible Universe stores with Tandy Corporation. Management plans to open one store in the fourth quarter, which will bring the total number of stores opened in fiscal 1995 to eight. Capital expenditures related to the Company's eight new stores, store remodels and the automation of the distribution facility were $6.4 million for the first nine months of 1995. The Company expects that the total capital expenditures for fiscal 1995 will be slightly less than the original plan of $10.6 million, net of construction allowances. Any excess cash flow will be used primarily to retire debt. Total retail square footage is estimated to be approximately 2.2 million at the end of the 1995 fiscal year.

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

The Company is currently in compliance with all covenants under its credit and long-term note agreements as of and for the periods ended October 28, 1995. The Company anticipates it will be in compliance with all covenants for the fiscal year ending February 3, 1996.

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

Thirteen stores were closed in the third quarter of 1995 bringing the total closures to 116 through the end of the third quarter of 1995. Asset write-offs charged to the reserve account totaled $1.7 million in the third quarter of 1995 and $6.8 million since the inception of the business restructuring plan. Cash expenditures charged to the store closing reserve totaled $1.7 million in the third quarter of 1995 and $5.4 million since the inception of the business restructuring plan.

The cash outflows for store closings in the first nine months and outflows for the remainder of the fiscal year have been financed and will continue to be financed through disposition of merchandise inventory from the closed stores. The timing of continued store closures will depend somewhat on the Company's ability to negotiate reasonable lease termination agreements and continued review of the opportunities to accelerate the closing of underperforming stores.

Annual sales associated with the stores  closed  in the third quarter of 1995
totaled $6.2 million in  1994.   Because  the  store  closures  will  not  be
completed until early 1996, the Company will not receive most of the earnings or cash flow benefits from the restructuring program until fiscal 1996.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES


                          PART II: OTHER INFORMATION




       Item 6.        Exhibits and Reports on Form 8-K.
                      ---------------------------------

      (A)       Exhibits

        Number          Description                         Page
        ------          -----------                         ----

           27           Financial Data Schedule
                        (electronic filing only)

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



                                        TRANS WORLD ENTERTAINMENT CORPORATION


        December 12, 1995               By:/s/ ROBERT J.HIGGINS
                                        -----------------------
                                           Robert J.Higgins
                                           President and Director
                                           (Principal Executive Officer)


        December 12, 1995               By:/s/ JOHN J. SULLIVAN
                                        -----------------------
                                           John J.Sullivan
                                           Senior Vice President - Finance
                                           (Chief Financial and
                                            Accounting Officer)