Form 10-K
TRANS WORLD ENTERTAINMENT CORP
filed 1996-05-03
CIK 795212

               United States Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 3, 1996

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of April 24, 1996 9,732,814 shares of the Registrant's Common Stock, excluding 48,394 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $5.25 on the NASDAQ National Market System on April 24, 1996, was approximately $23,000,000. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 54.7% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

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

    The Company operates in a single industry segment, the operation of retail entertainment stores. Sales were $517.0 million during the fiscal year ended February 3, 1996 (referred to herein as "1995"). The Company is one of the largest specialty retailers of compact discs, prerecorded audio cassettes, prerecorded videocassettes and related accessories in the United States. At February 3, 1996, the Company operated 542 stores in 34 states, the District of Columbia and the Virgin Islands, with the majority of the stores concentrated in the Eastern half of the United States. The Company's business is highly seasonal in nature, with the peak selling period being the Christmas holiday in the fourth fiscal quarter.

    In 1995, in order to streamline operations and increase profitability, the Company closed 151 stores as part of a restructuring plan announced in the fourth quarter of 1994. During the fourth quarter of 1995, the Company announced a second restructuring charge of $35 million to reflect the anticipated costs associated with a program to close 163 stores over the next two fiscal years. New store openings were significantly curtailed during 1995 and will continue to be curtailed until the restructuring program is substantially completed. Continued store growth will depend largely on refinancing the Company's debt structure. See "Business Restructuring" below and "Management's Discussion and Analysis of Results of Operations - Liquidity and Capital Resources".

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

Business Restructuring

    Background. During the fourth quarter of 1994, the Company undertook a comprehensive examination of store profitability and adopted a business restructuring (the "1994 Restructuring") plan that gave due consideration to a potential overcapacity in the retail segment of the music industry and included a reduction in store inventory levels and the selective opening of new stores. The 1994 Restructuring resulted in a pretax charge of $21 million and the closing of 179 stores (versus a plan of 143). During the fourth quarter of 1995, the Company recorded a pretax restructuring charge of $35 million (the "1995 Restructuring") against fiscal 1995 earnings to close an additional 163 stores. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in Note 2 of the Notes to Consolidated Financial Statements.

    Store  Openings  and  Closings.   During  1995  the Company's focus was on
improving profitability of existing stores while closing unprofitable store locations and reducing overhead by streamlining operations. Future expansion is expected to be primarily limited to existing markets. As part of the 1994 Restructuring, 63 stores closed in the fourth quarter of 1995. In accordance with the 1995 Restructuring 163 stores will be closed in 1996 and 1997. The closings are not concentrated in a particular store format or geographic area. The principal factors considered in identifying stores for closure include:
(1) whether a store generated sufficient cash flow at the store level to provide an acceptable return on current investment; (2) whether the latest sales trends indicated a likely improvement in the historical store results;
(3) whether recent or imminent competition would make sales improvements less likely; and (4) whether a store's performances warrants lease renewal where the lease was scheduled to expire.

    To illustrate the impact of the store closings, the table below sets forth the  store  openings  and  closings  over  the  past three fiscal years, and a
preliminary forecast for the  1996  fiscal  year.   The  store openings in the
forecast do not represent commitments, and are subject to a number of factors,
including   constraints   under   the   Company's   credit   agreements.   See
"Management's Discussion and Analysis  of  Results of Operations and Financial
Condition - Liquidity and Capital Resources".

                                           Fiscal Year
                                 ---------------------------------
                                Forecast
                                  1996     1995     1994     1993
                                 ---------------------------------
MALL
Number of Stores,
 Beginning of period             378       431       442       439
Openings                           5         7        26        41
Closings                         (65)      (59)      (37)      (38)
                                 ---------------------------------
Number of Stores,
 End of period                   318       379       431       442
                                 ---------------------------------
NON-MALL/OTHER
Number of Stores,
 Beginning of period             164       253       242       215
Openings                         ---         2        29        40
Closings                         (35)      (92)      (18)      (13)
                                 ---------------------------------
Number of Stores,
 End of period                   129       163       253       242
                                 ---------------------------------
TOTAL COMPANY
Number of Stores,
 Beginning of period             542       684       684       654
Openings                           5         9        55        81
Closings *                      (100)     (151)      (55)      (51)
                                 ---------------------------------
Number of Stores,
 End of period                   447       542       684       684
                                 =================================

* The 1995 Restructuring includes closing 63 additional stores in 1997.

Debt Restructuring. The second element of the 1995 Restructuring involved modifications to the Company's senior credit agreements. The Company's borrowings consist of a $65.3 million available amount of revolving credit facilities (the "Revolver") and $56.5 million in long-term senior notes (the "Notes") totalling $121.8 million. In December 1995 the Company began discussions with its lenders to renegotiate and extend the terms and conditions of the Revolver and the Notes. Additionally, covenant non-compliance was temporarily waived at February 3, 1996, while modifications to the credit agreements were being negotiated.

    On May 1, 1996 the Company entered into an agreement with its lenders to restructure the Revolver and the Notes. The lenders have extended the maturity of the Company's debt to July 31, 1998 at which time all of the outstanding amounts mature. The revised credit agreements contain restrictions on capital expenditures, dividends, acquisitions, cash flow, working capital and consolidated tangible net worth. For additional discussion of the credit agreements see Note 3 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Operations and Financial Condition - Liquidity and Capital Resources".

Store Formats

Mall Stores. The Company operated 181 full-line mall stores at February 3, 1996, generally under the name "Record Town." These stores utilize an average space of approximately 3,000 square feet, but certain stores range to as much as 7,500 square feet. The full-line mall stores averaged approximately $275 sales per square foot during 1995. Management believes the in-store presentation, broad product selection and convenient location make these stores attractive to the customer.

    Specialty Mall stores, operated under the names "Music World" and "Tape World", carry a smaller product assortment than the full-line mall stores. On February 3, 1996, the Company operated 65 of these stores averaging approximately 1,300 square feet. These stores averaged approximately $390 sales per square foot in 1995.

    Video-for-Sale stores are operated under the name "Saturday Matinee" and are primarily dedicated to the sale of prerecorded video products. On February 3, 1996, the Company operated 62 of these stores in mall locations which averaged 2,150 square feet in size and generated average sales per square foot of $300 in 1995.

    Combination Stores share common storefronts of "Record Town" and "Saturday Matinee." As of February 3, 1996, the Company operated 69 stores with an averaging approximately 7,000 square feet with superstores as large as 17,000 square feet. These stores offer the consumer an exciting combination of music and video-for-sale products in one store location. During 1995, these stores averaged approximately $235 sales per square foot.

    During 1993, the Company introduced "For Your Entertainment", or "F.Y.E." These stores combine book, multimedia merchandise and a video game entertainment room, in addition to the Company's other lines of music and video merchandise. At February 3, 1996, two "F.Y.E." stores were in operation.

Non-Mall Stores. Freestanding Stores accounted for 112 of the stores in operation at February 3, 1996, substantially all of which operate under the name "Coconuts." These stores are designed for free-standing, strip center and downtown locations in areas of high population density. The majority of the freestanding stores range in size from 4,000 to 8,000 square feet. Eight of the freestanding stores are Coconuts "superstores" that average approximately 14,000 square feet in size. Freestanding stores carry a more extensive product assortment and have a pricing structure that is more competitive than a mall store. Average sales per square foot were approximately $190 per square foot for 1995.

    The Company's non-mall stores also include a video rental store format and a licensed operation format. The Company operated 36 video rental locations in 1995 averaging 4,700 square feet, including 27 stores that operate under the tradename "Movies Plus." The Company's nine video rental department locations that operated within a discount retail store were sold on February 14, 1996. The Company also operated 15 licensed music and video departments, within retail department stores, which average 2,500 square feet and offer music and video entertainment products and related accessories.

Strategic  Alliances.   At  February 3, 1996 the Company was a venture partner
with Tandy Corporation in seventeen music and video departments averaging 12,000 square feet which are contained within Tandy Corporation's electronics megastore, Incredible Universe. The venture partners currently expect to open two new Incredible Universe music and video departments during 1996.

Products

    The Company's stores  offer  a  full  assortment  of  compact discs, audio cassettes, prerecorded videocassettes, blank audio and video tape and  related
accessories.   Sales  by  category  as  a percent of total sales over the past three years were as follows:

                                            Fiscal Year Ended
                                    ------------------------------------
                                    February 3,  January 28,  January 29,
                                       1996         1995         1994
                                    ------------------------------------
Compact discs                          49.2%        46.5%        41.9%
Prerecorded audio cassettes            25.5         28.9         33.8
Prerecorded videocassettes             16.7         15.5         14.5
Blank tape, video  games,
  accessories and other                 8.6          9.1          9.8
                                    ------------------------------------
       Total                          100.0%       100.0%       100.0%
                                    ------------------------------------

    Prerecorded Music. The Company's music stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from six major manufacturers. Music categories include rock, pop, vocal, country, classical, jazz, religious, rhythm and blues, and show and movie soundtracks. The merchandise inventory is generally classified for inventory management purposes in three groups: "hits", which are the best selling new releases, "fast moving" titles, which generally constitute the top 1,000 titles with the highest rate of sale in any given month, and "catalog" items that customers purchase to build their collections.

    The Company's prerecorded music product mix has continued to shift from audio cassettes to the increasingly popular compact discs. Since 1994, the unit sales volume of compact discs has exceeded the unit sales of audio cassettes. The Company believes this trend will continue in the future.

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

Advertising

    The Company makes extensive use of in-store advertising circulars and signs and also pursues a mass-media marketing program for its freestanding stores through advertisements in radio, television and newspapers. Most of the vendors from whom the Company purchases merchandise offer their customers advertising allowances to promote their products.

Competition

    The retail sale of prerecorded music and video is highly competitive. Products offered by competing retailers are identical to the Company's product offerings, varying only by the breadth of the product assortment within store locations. Numerous chain stores and discount stores, many of which have greater financial resources than the Company, sell prerecorded music and video merchandise. Large national retail chains that operate book or electronics superstores have expanded their product lines to include music and video software products, and now offer music and video departments that are larger in square footage than the Company's typical specialty store. In addition, consumers receive television mail order offers and have access to mail order clubs affiliated with major manufacturers of prerecorded music.

    The Company has formulated a number of different strategies to compete against the increased number of music and video software retailers. During 1995, the Company's 9 new stores averaged 11,600 square feet in size, considerably larger than the Company's overall average store size of 4,000 square feet. This has enabled the Company to respond to consumer needs for increased product selection by increasing the number of titles offered for sale in both the music and video products. In 1995, the Company continued to expand more competitive pricing programs that convey a simple, value-oriented message to consumers. Although competitive pricing is important, management believes the positioning of its stores within successful regional malls is equally important in competing for mall customers. Management believes that the majority of the regional malls in which the Company operates have not been materially impacted by the increase in number of stores operated by non-mall competitors. In general, regional malls are largely impacted by mall shopping traffic.

    The increase in the number of competitors and their pricing structures has made achieving meaningful comparable store sales gains more difficult. The Company believes that its convenient locations and product assortments will enable it to remain competitive, but that the gross margin rate will continue to be under pressure for the near term.

Seasonality

    The Company's business is seasonal in nature. The Christmas holiday in the fourth quarter constitutes the Company's peak selling period, totaling 38% of annual sales in 1995. Prior to 1995, the Company experienced operating losses in the first three fiscal quarters and typically earned all of its annual profits, before restructuring charges, in the fourth quarter. During 1995, the Company's fourth quarter profitability, prior to the $35 million restructuring charge, would not have been great enough to offset the losses from the first three quarters to have a profitable year.

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

    During 1994, the Company contracted with an equipment supplier and a facilities engineering company to more completely automate the product picking, distribution and return functions of its distribution center. Merchandise return sortation equipment is currently operational. Equipment testing and implementation for the remaining sortation equipment will be completed during 1996. The Company believes that the existing distribution center is adequate to meet the Company's planned business needs, and
additional  improvements   will   be   completed   primarily  for  operational
efficiency.

Suppliers and Purchasing

    The Company purchases inventory for its stores from approximately 400 suppliers on an unsecured basis. Approximately 62% of purchases in 1995 were made from the six largest suppliers: Sony Music, Warner/Electra/Atlantic Corp. (subsidiary of Time Warner), BMG Music (subsidiary of Bertelsman), MCA, Inc. (subsidiary of Matsushita), PolyGram (subsidiary of Philips), and CEMA (subsidiary of Thorn-EMI).

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

    The Company produces store fixtures for all of its new stores and store remodels in its manufacturing facility located in Johnstown, New York. Production of store fixtures did not have a material financial impact in 1995, and management does not anticipate that such manufacturing will constitute a significant element of its business in 1996.

Trade Customs and Practices

     Under current trade practices, retailers of prerecorded audio cassettes and compact discs are entitled to return products they have purchased from major vendors for other titles carried by these vendors, however, the returns are subject to merchandise return penalties. This industry practice permits the Company to carry a wider selection of music titles and at the same time reduce the risk of obsolete inventory. Most manufacturers and distributors of prerecorded videocassettes offer return privileges comparable to those with prerecorded music, but with fewer merchandise return penalties. Video rental products are not eligible for return to the manufacturers. Product return credit is applied as a reduction against current merchandise product payments. In some instances, the Company's suppliers limit return privileges relative to current gross inventory purchases. However, manufacturers' return privilege policies have changed in the past and may change in the future. The merchandise return policies have not changed significantly during the past five years, but, any future changes in these policies could impair the value of the Company's inventory. The Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

Employees

    The Company employs approximately 4,100 people, of whom 700 are employed on a full-time salaried basis, 1,200 are employed on a full-time hourly basis, and the remainder on a part-time hourly basis. The Company hires temporary help during peak seasons to assure continued levels of customer service. Store managers report to district managers, each of whom, in turn, reports to a regional manager. In addition to their salaries, store managers, district managers and regional managers have the potential to receive incentive compensation based on store sales and profitability. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees.

Retail Information Systems

    All store sales data and product purchasing information are collected centrally utilizing the IBM AS/400 midrange configuration. The Company's information systems manage a database of over 150,000 active skus in prerecorded music, video and accessory products. The system processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations.

Trademarks and Service Marks

    The Company operates stores under various names and marks, including the service marks "Record Town", "Tape World", "Coconuts", "Saturday Matinee", "Movies Plus" and "FYE" that are registered in the United States Patent and Trademark Office. The Company intends to continue to use these names and marks, among others, for its stores, with the choice of name for a specific store depending upon the type of store and its location.

Item 2.  PROPERTIES

Retail Stores

    At February 3, 1996, the Company operated 542 retail outlets. The Company owns one real estate site which it formerly operated as a retail outlet. The Company now leases this location to a tenant. All of the Company's retail stores are under operating leases with various terms and options. Substantially all of its stores provide for payment of fixed monthly rentals, a percentage of the gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes and insurance.

     The following table lists the number of leases due to expire (assuming no options are exercised) in each of the fiscal years shown, as of February 3, 1996:

               1996 . . . . . .16        2000 . . . . . . 39

               1997 . . . . . .80        2001 . . . . . . 82

               1998 . . . . . .92        2002 . . . . . . 52

               1999 . . . . . .57        2003 & beyond. .124

     The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations. Certain of the stores scheduled to close as part of the 1995 Restructuring will be closed upon the expiration of the applicable store leases.

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

    The Company leases an 86,000 square foot facility in Johnstown, N.Y., where it manufactures its store fixtures. The seven year operating lease expires in 1998.

Item 3.  LEGAL PROCEEDINGS

    The Company has no material legal proceedings pending against it.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

Supplementary Items - Identification  of  Executive  Officers of the Registrant
- - - ------------------------------------------------------------------------------
(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The name, age, principal occupation and period of service as an executive officer of the Company for each executive officer are set forth below.

Robert J. Higgins                                                       Age 54
                                President, Chief Executive Officer,
                                Chairman of the Board and Director  Since 1973

Robert J. Higgins founded the Company in 1972 and has participated in its operations since 1973. Mr. Higgins has served as President, Chief Executive Officer and a director of the Company for more than the past five years, and is the principal shareholder in the Company.

Edward W. Marshall, Jr.                                                 Age 50
                               Executive Vice President-Operations  Since 1989

Edward W. Marshall, Jr. has been Executive Vice President of the Company since August 1994. He served as Senior Vice President-Operations of the Company since January 1991 and was Vice President-Operations upon joining the Company in May 1989. For more than five years prior thereto, he was the Vice President-Operations for Morse Shoe, a retail store operator.

John J. Sullivan                                                        Age 43
                 Senior Vice President and Chief Financial Officer  Since 1991

John J. Sullivan has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since May 1995. Mr. Sullivan joined the Company in June 1991 as the Corporate Controller and was named Vice President of Finance and Treasurer in June of 1994. Prior to joining the Company Mr. Sullivan was Vice President and Controller for Ames Department Stores, a discount department store chain.

Bruce J. Eisenberg                                                      Age 36
                              Senior Vice President of Real Estate  Since 1993

Bruce J. Eisenberg has been Senior Vice President of Real Estate at the Company since May of 1995. He joined the Company in August of 1993 as Vice President of Real Estate. For the five years prior to joining the Company, Mr. Eisenberg was responsible for leasing, finance and construction of new regional mall development at The Pyramid Companies.

                                   PART II


Item 5.      MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
                        RELATED  STOCKHOLDER  MATTERS

    Market  Information.   The  Company's  Common   Stock  is  traded  on  the
over-the-counter market and quoted on the National Association  of  Securities
Dealers,  Inc.  Automated  Quotation  System ("NASDAQ") National Market System
under the symbol "TWMC".  As of  April  24, 1996, there were approximately 400
shareholders of record.   However,  management  believes  that  a  significant
number  of  shares  are  held  by  brokers under a "nominee name" and that the actual beneficial shareholder count  exceeds  1,000.  The following table sets forth fiscal quarterly high and low last sale prices as reported by NASDAQ for the period from January 31, 1994 through February 2,  1996,  and  the  closing price as of April 24, 1996.

                                  Last Sale
                                   Prices
                                  ---------
                                High      Low
                              -------  -------
1994:
1st Quarter                   $14       $11 1/2
2nd Quarter                    12 5/8    10 1/4
3rd Quarter                    12 3/4    10 1/2
4th Quarter                    12 3/4     5 1/2

1995:
1st Quarter                   $ 6       $ 4
2nd Quarter                     5 1/4     3 3/8
3rd Quarter                     4 7/8     2 1/4
4th Quarter                     3 1/2     1 3/4

1996:
April 24, closing price $5 1/4.

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

                                  Fiscal  Year  Ended (1)
                 ----------------------------------------------------------
                 February 3, January 28, January 29, January 30, February 1,
                   1996         1995        1994        1993         1992
	             ----------------------------------------------------------
                   (in  thousands, except per share and store data)
INCOME  STATEMENT  DATA:

Sales             $517,046     $536,840    $492,553    $454,916    $411,131
Cost of sales      340,754      341,422     307,834     280,572     256,110
                  ---------------------------------------------------------
Gross profit       176,292      195,418     184,719     174,344     155,021
Selling,
 general and
 administrative
 expenses          150,628      158,637     147,644     133,768     117,370
Restructuring
 charge             35,000       21,000       ---         ---         ---
Depreciation and
 amortization       16,125       16,932      14,655      13,310      11,664
                  ---------------------------------------------------------
Income (Loss) from
 operations        (25,461)      (1,151)     22,420      27,266      25,987
Interest expense    14,222        9,540       5,971       5,627       5,946
                  ---------------------------------------------------------
Income (Loss) before
 income taxes      (39,683)     (10,691)     16,449      21,639      20,041
Income tax expense
 (benefit)         (14,310)      (4,435)      6,626       8,374       8,012
                  ---------------------------------------------------------
Net income (loss) $(25,373)    $ (6,256)   $  9,823    $ 13,265    $ 12,029
                  =========================================================

Earnings (Loss)
 per share        $  (2.61)    $  (0.64)   $   1.01    $   1.40    $   1.32
                  =========================================================
Weighted average
 number of shares
 outstanding         9,726        9,701       9,723       9,474       9,087
                  =========================================================

BALANCE  SHEET  DATA:
(at  end  of  period)

Working  capital  $ 78,773     $ 93,431    $101,538    $ 63,058    $ 43,372
Total  assets      390,331      426,939     380,264     286,873     248,022
Current portion
 of long-term
 obligations         3,420        6,618       3,695         910      12,349
Long-term
 obligations        60,364       66,441      73,098      25,512      26,281
Shareholders'
 equity             94,104      119,477     126,074     116,329      92,620

Store  Count:
Number of stores
 open at end of
 period                542          684         684         654         597

(1) Each year consisted of 52 weeks except the fiscal year ended February 3, 1996 which consisted of 53 weeks.

Item 7.         MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS, FISCAL YEARS 1995, 1994 AND 1993

     The following table sets forth certain income and expense items as a percentage of sales for the periods indicated:


                                               Fiscal Year Ended
                                      -------------------------------------
                                      February 3,  January 28,  January 29,
                                         1996         1995         1994
                                      -------------------------------------
Sales                                      100.0%       100.0%       100.0%
Gross profit                                34.1         36.4         37.5
Selling, general and
 administrative expenses                    29.1         29.6         30.0
Restructuring charge                         6.8          3.9          ---
Depreciation and amortization                3.1          3.2          3.0
                                    --------------------------------------
Income (Loss) from operations               -4.9         -0.2          4.5
Interest expense                             2.8          1.8          1.2
                                    --------------------------------------
Income (Loss) before income taxes           -7.7         -2.0          3.3
Income tax expense (benefit)                -2.8         -0.8          1.3
                                     --------------------------------------
Net income (loss)                           -4.9%        -1.2%         2.0%
                                     ______________________________________

Change in comparable store sales            -3.5%         1.1%        -2.1%

                Fiscal Year Ended February 3, 1996 ("1995")
                   Compared to January 28, 1995 ("1994")
                -------------------------------------------

     Sales. The Company's sales decreased by $19.8 million, or 3.7%, from 1994. The decrease was primarily attributable to a net decrease of 340,000 square feet which resulted from closing 151 stores while opening 9 stores. The sales decrease was somewhat offset by an additional week included in fiscal 1995 sales results which accounted for $6.9 million in sales. Comparable store sales for the fiscal year decreased 3.5%. Management attributes the comparable store sales decline to the sluggish retail environment throughout 1995 and weaker new releases compared to the prior year.

Sales by product configuration are shown in the following table:

                                               Fiscal  Year  Ended
                                      -------------------------------------
                                      February 3,  January 28,  January 29,
                                         1996         1995         1994
                                      -------------------------------------
Compact discs                            49.2%        46.5%        41.9%
Prerecorded audio cassettes              25.5         28.9         33.8
Prerecorded videocassettes               16.7         15.5         14.5
Blank tape, video  games, accessories
 and other                                8.6          9.1          9.8
                                        ------       ------       ------
Total                                   100.0%       100.0%       100.0%
                                        ======       ======       ======

    Sales were not materially affected by unit selling prices which remained constant in 1995. The unit sales volume for compact discs and prerecorded video remained constant while audio cassettes declined 19%, accounting for the decline in retail sales.

    The Company's store formats performed similarly in 1995. Comparable store sales for mall stores decreased 4.1%, while non-mall stores decreased 2.6%. By product configuration, comparable store sales in music decreased 3.2% while video sell-through, a smaller component of the Company's business, increased 1.3% on a comparable store basis, benefiting from the continued growth of the video sell-through market.

    The Company continues to experience increased competition from diversified
retailers  entering  the   music   business,  including  consumer  electronics
superstores, which often emphasize  discount  pricing.

    Gross Profit. Gross profit, as a percentage of sales, decreased from 36.4% in 1994 to 34.1% in 1995. Approximately half of the decline was due to the increase in merchandise shrink. The remaining decline was due to the continued shift in sales mix from prerecorded audiocassettes to lower margin compact discs, increased merchandise return penalties incurred in returning product to vendors and, to a lesser extent, increased promotional markdowns.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased from 29.6% in 1994 to 29.1% in 1995. The Company reduced operating overhead expenses by $3.2 million in 1995 due primarily to the reduction in the number of stores, which resulted in a 0.6% decrease as a percentage of sales. Store expenses, as a percent of sales, were higher in 1995 due to the decline in comparable store sales and the timing of closing underperforming stores throughout the year.

    Interest  Expense.   Interest  expense  increased  to  $14.2 million, $4.7
million over 1994. The increase is due to the increase in the Company's weighted average interest rate. Management expects 1996 interest expense to decrease due to lower average outstanding borrowings offset in part by increased weighted average interest rates.

    Income Tax Expense. The effective income tax rates, prior to the restructuring charge, were slightly lower than Federal statutory rates as a result of permanent tax differences. See Note 4 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rates to the Company's effective tax rate.

    Net Loss. The three principal factors contributing to the reduction in income from operations, before recording the $35 million pretax restructuring charge, were: (1) the 3.7% decline in total retail sales; (2) the 2.3%
decline in gross margin, as a percent of sales; and (3) the $4.7 million increase in interest expense. The after-tax effect of the $35 million restructuring charge increased losses from $0.23 per share to $2.61 per share.

                Fiscal Year Ended January 28, 1995 ("1994")
                   Compared to January 29, 1994 ("1993")
                -------------------------------------------

    Sales. The Company's sales increased by $44.3 million in 1994, or 9.0%, over 1993. The increase was primarily attributable to a net increase of 130,000 square feet which resulted from opening new stores and expanding existing stores. Comparable store sales for 1994 increased 1.1%. Comparable store sales were adversely impacted by delays in the implementation of the merchandise replenishment system through the first three quarters of 1994. In the fourth quarter of 1994, comparable store sales increased 3.3%. Management attributes this increase to the benefits of the merchandise replenishment system and a strong new release schedule in music.


    Gross Profit. Gross profit, as a percentage of sales, decreased from 37.5% in 1993 to 36.4% in 1994. This decline was weighted equally among three principal factors: (1) competitive pricing programs implemented in many of the Company's markets, as competition increased from diversified retailers;
(2) penalties incurred in returning product to vendors in a continuing effort to improve inventory mix; and (3) the continued shift in sales mix from prerecorded audio cassettes to compact discs which have lower gross margins.

    Selling, General and Administrative Expenses. As a percentage of sales, SG&A decreased from 30.0% in 1993 to 29.6% in 1994. This decrease was primarily due to leveraging fixed overhead costs on a total sales increase of 9%, offset in part by an increase in store operating costs, as a percentage of sales.

    Interest Expense.  Interest expense increased $3.6 million over  1993.   A
$50 million increase in the Company's average borrowings contributed to substantially all of the increase.

    Income Tax  Expense.   The  effective  income  tax  rate,  prior  to  the
restructuring charge, was slightly lower than Federal statutory rates as a result of permanent tax differences.

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

LIQUIDITY AND CAPITAL RESOURCES

    The  following  table  sets  forth   certain  measures  of  the  Company's
liquidity:

                                                  Fiscal Year Ended
                                           ------------------------------
                                             1995       1994       1993
                                           ------------------------------
                                                   (in thousands)
Net income (loss) plus depreciation,
  amortization and restructuring charge     $26,772    $32,691    $25,538
Net cash provided by operating activities    24,136     16,739      3,427
Working capital                              78,773     93,431    101,538
Current ratio                                 1.3:1      1.4:1      1.6:1
Long-term debt obligations to equity ratio      64%        56%        58%
                                           ------------------------------

    Liquidity and Sources of Capital. Cash flow from operations and funds available under revolving credit facilities have typically been the Company's primary sources of liquidity. During 1995, cash provided by operations was $24.1 million, compared to $16.7 million for 1994. The increased cash flow was due primarily to a decrease in inventory in 1995, attributed to improved inventory management and reductions in the number of stores. At February 3, 1996, inventory had decreased to $195 million from $222 million at the end of 1994.

    As in the previous year, the Company accumulated cash balances in December and January instead of repaying the balances under its revolving credit facilities (the "Revolver"). A temporary waiver of a covenant requiring a 15 day paydown of the Revolver between December 25 and January 31 was received on December 14, 1995. Accordingly, the Company ended fiscal 1995 with cash balances of approximately $86.9 million and $65.3 million outstanding on its Revolver. During the period subsequent to February 3, 1996, the Company used the accumulated cash balances primarily to repay accounts payable in accordance with normal payment terms. On a pro forma basis, assuming cash balances were used to pay down the Revolver, the Company was more liquid in the first quarter of fiscal 1996, and would have had lower balances outstanding under the Revolver, than in the first quarter of fiscal 1995.

    Effective February 3, 1996, the Company was operating under temporary waivers from its lenders relating to non-compliance with certain technical covenants, including the 15 day paydown of the Revolver, the Tangible Net Worth requirement and the Debt to Tangible Net Worth requirement. The aggregate amount of the senior debt, totaling a maximum available amount of $121.8 million, including the Revolver and $56.5 million in outstanding long-term notes (the "Notes") ranks pari passu. The Company was required to remain fully borrowed during the temporary waiver period on all senior debt instruments pending negotiation and restructuring of the modified credit agreements.

    On May 1, 1996 the Company entered into an agreement in principle with its nine lenders to extend the maturity of the Company's senior debt. The Company continues to operate under temporary waivers from its lenders until the final loan documents are completed. The Company will be required to make principal repayments on the Notes aggregating a total of $15.6 million through May 31, 1998. The maximum borrowings available on the Company's Revolver will be reduced in the aggregate total of $18.2 million by May 31, 1998. Final maturity of the then remaining Notes of $40.9 million and the then available Revolver $47.1 million is July 31, 1998. Effective May 1, 1996, the interest rates for the Revolver and the Notes were increased from 10.5% to 11.0% and 11.5%, respectively.

    The revised credit agreements contain restrictive provisions governing dividends, capital expenditures and acquisitions, and modified covenants as to working capital, cash flow, consolidated tangible net worth and debt to tangible net worth to reflect the $35 million restructuring charge recorded in 1995.

    Cash flow from operations, continued reductions in absolute inventory levels, and reduced capital expenditures should assure that the Company has ample liquidity to meet its operating requirements.

Capital  Expenditures.

    The store closings in 1996 and 1997 will continue to reduce the overall store count and total retail square footage. During 1995 the Company added 9 new stores, totaling 0.1 million square feet. Combined with 151 stores that were closed or relocated, total retail square footage decreased on a net basis by 12% to 2.2 million square feet. In 1995, the average store size was greater than in past years, a trend that is expected to continue in 1996. Total capital expenditures were $10.0 million in 1995, including new stores, store remodels and reconfigurations and the automation of the Company's distribution center.

    In fiscal 1996, the Company plans to spend approximately $12 million, net of construction allowances, in capital expenditures. These funds will be provided by cash flow from operations. The Company's plans include the opening of approximately 5 new stores and approximately $2 million for operational improvements being made to the central distribution center for the implementation of automated sortation equipment.

Provision  for  Business  Restructuring.

    During the fourth quarter of 1995 the Company undertook a comprehensive examination of store profitability and adopted a second business restructuring plan which when combined with the 1994 Restructuring included closing over 300 stores out of over 700 stores in operation during 1994. Management concluded that select retail entertainment markets had begun to reflect overcapacity of retail outlets and large discount-priced electronics stores and other superstores were having an adverse impact on certain of the Company's retail stores. This resulted in the Company recording a $35 million pretax restructuring charge in 1995, thereby increasing the 1995 loss from $0.23 per share to $2.61 per share. The components of the restructuring charge included approximately $24 million in reserves for future cash outlays and approximately $11 million in asset writedowns. The cash outflows will be financed from operating cash flows and liquidation of merchandise inventory from the stores identified for closure. The timing of store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. A detailed discussion and analysis of the amounts included in and charged against the restructuring reserve is set forth in Note 2 of the Notes to Consolidated Financial Statements.

    The store closings are expected to be completed over a two year period. See "Business - Business Restructuring" of this Annual Report on Form 10-K. To illustrate the impact of the store closings, the table below sets forth the store openings and closings over the past three fiscal years, and a preliminary forecast for the 1996 fiscal year. The store openings in the forecast do not necessarily represent commitments, which are subject to a number of factors, including restrictions under the Company's credit agreements.

                                            Fiscal Year
                                 --------------------------------
                                Forecast
                                  1996     1995     1994     1993
                                 --------------------------------
TOTAL COMPANY
Number of stores,
 beginning of period               542      684      684      654
Openings                             5        9       55       81
Closings *                        (100)    (151)     (55)     (51)
                                 --------------------------------
Number of stores,
 end of period                     447      542      684      684
                                 ================================

* The 1995 Restructuring includes closing 63 additional stores in 1997.

    Management will continually review the opportunity to accelerate the closing of underperforming stores.

    Sales associated with the stores identified for future closing totaled $100 million in 1995. Management currently anticipates that pretax losses at the store level, before corporate overhead and other indirect costs, during the period of store closures will approximate $2.6 to $2.8 million. Because store closures will take place throughout 1996 and 1997, the Company does not currently expect to receive most of the earnings or cash flow benefits from the 1995 Restructuring until fiscal years 1997 and 1998.

    Impact of Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of merchandise items has increased, the Company generally has been able to pass the increase on to customers.

    Seasonality. The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 9 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

    Dividend Policy. The Company has never paid cash dividends and does not anticipate paying cash dividends in 1996. The Company's credit agreements currently prohibit the payment of cash dividends.

    New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which the
Company adopted for the fiscal year ended February 3, 1996. The 1995 restructuring charge addressed the impaired assets of the Company as a whole, and, therefore, the adoption of this accounting standard had no effect on the Company's financial results.

    In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which is effective for the Company in fiscal 1996. As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No. 123 in 1996.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a) The index to the Consolidated Financial Statements of the Company is included in Item 14, and the financial statements follow the signature page to this Annual Report on Form 10-K.

  (b) The quarterly results of operations are included herein in Note 9 of the Consolidated Financial Statements.


Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

None.

                               PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

    The information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

(b) Identification of Executive Officers

    The information required with respect to the executive officers of the Registrant is set forth under the caption "Supplementary Item" on page 11 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

    The information appearing under the caption "Executive Officers and Compensation" in the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing under the caption "Principal Shareholders" and "Election of Directors" in the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing under the caption "Certain Transactions" in the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

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

    14(b) Reports on Form 8-K
    -------------------------
    On February 7, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission, announcing three principal developments: (1) a store closing charge for its fiscal quarter ended February 3, 1996; (2) a forecasted net loss, after the store closing charge; and (3) a default and accompanying temporary waiver of two covenant tests under the Registrant's senior credit facilities.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANS WORLD ENTERTAINMENT CORPORATION

Date           May 3, 1996             By:  /s/ROBERT J. HIGGINS

                                                Robert J. Higgins, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                      Title                         Date

/s/ ROBERT J. HIGGINS      President and Director               May 3, 1996
  (Robert J. Higgins)      (Principal Executive Officer)


/s/ JOHN J. SULLIVAN       Senior Vice President and Chief      May 3, 1996
  (John J. Sullivan)       Financial Officer
                           (Principal Financial Officer)


/s/ MATTHEW H. MATARASO    Secretary and Director               May 3, 1996
  (Matthew H. Mataraso)


/s/ GEORGE W. DOUGAN       Director                             May 3, 1996
  (George W. Dougan)


/s/ CHARLOTTE G. FISCHER   Director                             May 3, 1996
  (Charlotte G. Fischer)


/s/ ISAAC KAUFMAN          Director                             May 3, 1996
  (Isaac Kaufman)

                    TRANS WORLD ENTERTAINMENT CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Form 10-K
                                                                Page No.
                                                               ---------
Independent Auditors' Reports                                     F-2

Consolidated Financial Statements

  Consolidated Balance Sheets at February 3, 1996
    and January 28, 1995                                          F-4

  Consolidated Statements of Income - Fiscal years ended
    February 3, 1996, January 28, 1995 and January 29, 1994       F-5

  Consolidated Statements of Shareholders' Equity - Fiscal
    years ended February 3, 1996, January 28, 1995 and
    January 29, 1994                                              F-6

  Consolidated Statements of Cash Flows - Fiscal years
    ended February 3, 1996, January 28, 1995 and
    January 29, 1994                                              F-7

  Notes to Consolidated Financial Statements                      F-8

                       Independent Auditors' Report


The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


                                               /s/KPMG PEAT MARWICK LLP

Albany, New York
March 13, 1996,
  except as to
  Note 3, which is
  as of May 1, 1996

                       Report of Independent Auditors'


Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Trans World Entertainment Corporation and subsidiaries for the fiscal year ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Trans World Entertainment Corporation and subsidiaries for the fiscal year ended January 29, 1994, in conformity with generally accepted accounting principles.


                                               /s/ERNST & YOUNG LLP

Albany, New York
March 24, 1994

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)
                                                 February 3,    January 28,
ASSETS                                              1996           1995
- - - --------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                        $ 86,938      $ 90,091
 Accounts receivable                                 8,079         9,176
 Merchandise inventory                             194,577       222,358
 Refundable income taxes                             8,308         ---
 Deferred tax asset                                  8,465         2,944
 Prepaid expenses and other                          2,929         4,407
- - - --------------------------------------------------------------------------
  Total current assets                             309,296       328,976
- - - --------------------------------------------------------------------------
VIDEOCASSETTE RENTAL INVENTORY, net                  6,722         7,472

DEFERRED TAX ASSET                                     430           505

FIXED ASSETS:
 Building                                            7,774         8,599
 Fixtures and equipment                             84,386        87,544
 Leasehold improvements                             79,556        86,119
- - - --------------------------------------------------------------------------
                                                   171,716       182,262
 Less: Fixed asset write-off reserve                12,324        10,485
       Allowances for depreciation
         and amortization                           89,391        85,620
- - - --------------------------------------------------------------------------
                                                    70,001        86,157
- - - --------------------------------------------------------------------------
OTHER ASSETS                                         3,882         3,829
- - - --------------------------------------------------------------------------
   TOTAL ASSETS                                   $390,331      $426,939
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - --------------------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                 $131,302      $135,493
 Notes payable                                      65,260        74,947
 Income taxes payable                                ---           1,961
 Accrued expenses and other                          6,266         7,250
 Store closing reserve                              24,275         9,276
 Current portions of long-term debt
   and capital lease obligations                     3,420         6,618
- - - --------------------------------------------------------------------------
  Total current liabilities                        230,523       235,545
- - - --------------------------------------------------------------------------
LONG-TERM DEBT, less current portion                53,770        59,770
CAPITAL LEASE OBLIGATIONS, less current portion      6,594         6,671
OTHER LIABILITIES                                    5,340         5,476
- - - --------------------------------------------------------------------------
  TOTAL LIABILITIES                                296,227       307,462
- - - --------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
 Preferred stock ($.01 par value; 5,000,000 shares
  authorized; none issued)                           ---           ---
 Common stock ($.01 par value; 20,000,000 shares
  authorized; 9,731,208 issued)                         97            97
 Additional paid-in capital                         24,236        24,236
 Treasury stock at cost (48,394 shares)               (503)         (503)
 Retained earnings                                  70,274        95,647
- - - --------------------------------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                         94,104       119,477
- - - --------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $390,331     $426,939
==========================================================================

See Notes to Consolidated Financial Statements

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                             Fiscal Year Ended
                                     February 3, January 28,  January 29,
                                        1996         1995         1994
- - - ------------------------------------------------------------------------
Sales                                 $517,046     $536,840     $492,553
Cost of sales                          340,754      341,422      307,834
- - - ------------------------------------------------------------------------
Gross profit                           176,292      195,418      184,719
Selling, general and
 administrative expenses               150,628      158,637      147,644
Restructuring charge                    35,000       21,000        ---
Depreciation and amortization           16,125       16,932       14,655
- - - ------------------------------------------------------------------------
Income (loss) from operations          (25,461)      (1,151)      22,420
Interest expense                        14,222        9,540        5,971
- - - ------------------------------------------------------------------------
Income (loss) before income taxes      (39,683)     (10,691)      16,449
Income tax expense (benefit)           (14,310)      (4,435)       6,626
- - - ------------------------------------------------------------------------
NET INCOME (LOSS)                     $(25,373)    $ (6,256)    $  9,823
========================================================================
EARNINGS (LOSS) PER SHARE             $  (2.61)    $  (0.64)    $   1.01
========================================================================
Weighted average number of
 common shares outstanding               9,726        9,701        9,723
========================================================================

See Notes to Consolidated Financial Statements.

                                    F-5

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                    Total
                                    Additional                     Share-
                           Common   Paid-In   Treasury  Retained   holders'
                           Stock    Capital   Stock     Earnings   Equity
- - - ----------------------------------------------------------------------------
Balance,
 January 30, 1993
 (9,727,358 shares)         $97      $24,180   $ (28)     $92,080   $116,329
Issuance of stock under
 incentive stock programs   ---           56     ---        ---           56
Purchase of 10,000 shares
 of common stock, held
 in treasury                ---        ---      (134)       ---         (134)
Net income                  ---        ---       ---        9,823      9,823
- - - ----------------------------------------------------------------------------
Balance,
 January 29, 1994
 (9,731,208 shares)          97       24,236    (162)     101,903    126,074
Purchase of 36,394 shares
 of common stock, held
 in treasury                ---        ---      (341)       ---         (341)
Net loss                    ---        ---       ---       (6,256)    (6,256)
- - - ----------------------------------------------------------------------------
Balance,
 January 28, 1995
 (9,731,208 shares)          97       24,236    (503)      95,647    119,477
Net loss                    ---        ---       ---      (25,373)   (25,373)
- - - ----------------------------------------------------------------------------
Balance,
 February 3, 1996
 (9,731,208 shares)         $97      $24,236   $(503)    $ 70,274   $ 94,104
============================================================================

See Notes to Consolidated Financial Statements

Trans World Entertainment Corporation and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
                                                Fiscal Year Ended
                                      February 3,  January 28,  January 29,
                                         1996         1995         1994
- - - ---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                     $(25,373)    $ (6,256)     $ 9,823

Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:

 Depreciation and amortization          17,145       17,947       15,715
 Fixed asset write-off reserve           8,088       11,400        ---
 Store closing reserve                  26,912        9,600        ---
 Deferred tax expense (benefit)         (6,171)      (7,050)         308
 Loss on sale and disposal of
  property and equipment                 ---            802          289

Changes in operating assets and
  liabilities:
 Accounts receivable                     1,097       (1,463)      (3,716)
 Merchandise inventory                  27,781       16,591      (50,781)
 Refundable income taxes                (8,308)       ---          ---
 Deferred tax asset                        725        ---          ---
 Prepaid expenses and other              1,478          644       (1,485)
 Other assets                              (53)      (1,536)         307
 Accounts payable                       (4,191)     (20,770)      34,304
 Income taxes payable                   (1,961)      (3,470)      (2,844)
 Accrued expenses and other               (984)        (418)         526
 Store closing reserve                 (11,913)        (324)       ---
 Other liabilities                        (136)       1,042          981
- - - -------------------------------------------------------------------------
Net cash provided by operating
 activities                             24,136       16,739        3,427
- - - -------------------------------------------------------------------------

INVESTING ACTIVITIES:
Acquisition of property and
 equipment                             (10,006)     (22,260)     (34,460)
Proceeds from sale of fixed assets         929        ---          ---
Purchases of videocassette
 rental inventory, net                     750       (1,306)          (9)
 ------------------------------------------------------------------------
Net cash used by investing
 activities                             (8,327)     (23,566)     (34,469)
- - - -------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net increase (decrease) in revolving
  line of credit                        (9,687)      74,947        ---
 Proceeds of long-term debt              ---          ---         50,000
 Payments of long-term debt             (8,902)      (3,398)        (739)
 Payments of capital lease
  obligations                             (373)        (336)        (288)
 Proceeds from issuance of
  common stock                           ---          ---             56
 Purchase of common stock for
  treasury                               ---           (341)        (134)
- - - -------------------------------------------------------------------------
Net cash provided (used) by
 financing activities                  (18,962)      70,872       48,895
- - - -------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                       (3,153)      64,045       17,853
Cash and cash equivalents,
 beginning of year                      90,091       26,046        8,193
- - - -------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                           $86,938      $90,091      $26,046
=========================================================================

See Notes to Consolidated Financial Statements.

                                    F-7

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations. Trans World Entertainment Corporation is one of the largest specialty retailers of music, video and related accessories in the United States. The Company operates in a single industry segment, the operation of retail entertainment stores. At February 3, 1996, the Company operated 542 stores in 34 states, the District of Columbia and the Virgin Islands, with a majority of the stores concentrated in the Eastern half of the United States. The Company changed its name in 1994 from Trans World Music Corp.

Basis of Presentation. The consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year. The Company's fiscal year is a 52- or 53-week period ending on the Saturday nearest to January 31. Fiscal year 1995 ended February 3, 1996 and consisted of 53 weeks. Fiscal years 1994 and 1993, which ended January 28, 1995 and January 29, 1994, respectively, consisted of 52 weeks.

Dividend Policy.  The  Company  has  never  paid  cash  dividends and does not
anticipate paying cash dividends in 1996.   The  Company's  credit  agreements
currently prohibit the payment of cash dividends.

New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which the Company adopted for the fiscal year ended February 3, 1996. The 1995 restructuring charge addressed the impaired assets of the Company as a whole, and, therefore, the adoption of this accounting standard had no effect on the Company's financial results.

    In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which is effective for the Company in fiscal 1996. As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No. 123 in 1996.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are at fair value.

Merchandise Inventory and Return Costs. Inventory is stated at the lower of cost (first-in, first-out) or market as determined principally by the retail inventory method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. The vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original product purchase price depending on the type of product being returned. The Company records the merchandise return costs in cost of sales.

Videocassette Rental Inventory.   The  cost  of  videocassette rental tapes is
capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions are amortized over twelve months while other titles are amortized over thirty-six months.

Fixed Assets. Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the applicable asset are charged to expense as incurred. The buildings, which are accounted for under capital leases, are amortized over their 30 year lease term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term. Primarily all of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

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

Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share. Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each fiscal year. Common stock equivalents related to stock options, which would have a dilutive effect based on current market prices, did not have a material effect on earnings
(loss) per share in the years presented.

Note 2. Restructuring Charge

The Company recorded a pre-tax restructuring charge of $35 million in 1995 (the "1995 Reserve") to reflect the anticipated costs associated with a program to close 163 stores through the first quarter of 1997. This charge is in addition to a $21 million restructuring charge recorded in 1994 (the "1994 Reserve) to reflect the costs associated with the closing of 179 stores (versus a plan of 143). The restructuring charge includes the write-down of assets, estimated cash payments to landlords for the early termination of operating leases, and the cost for returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender and consulting fees, including those that the Company is obligated to pay on behalf of its lenders while working to renegotiate its credit agreements.

In determining the components of the reserves, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the 1994 Reserve, the 1995 Reserve and charges against the reserves through February 3, 1996 are outlined below:

                             Charges  Balance          Charges  Balance
                      1994   Against   as of   1995    Against   as of
                     Reserve Reserve  1/28/95 Reserve  Reserve  2/3/96
                     ---------------------------------------------------
                                     (in thousands)
Total non-cash
 write-offs          $12,344 $  915  $11,429  $10,799  $ 8,322  $13,906
Cash outflows          8,656    324    8,332   24,201    9,840   22,693
                     ---------------------------------------------------
     Total           $21,000 $1,239  $19,761  $35,000  $18,162  $36,599
                     ===================================================

Sales associated with the stores identified for closure in 1996 and 1997, in the 1995 Reserve, were approximately $100.2 million (unaudited), $102.4 million (unaudited) and $94.0 million (unaudited) for the fiscal years 1995, 1994 and 1993, respectively.

Note 3. Debt

Long-term debt consisted of the following:
                                              February 3,   January 28,
                                                 1996          1995
- - - -----------------------------------------------------------------------
                                                    (in thousands)
Senior unsecured notes issued to four
 insurance companies (see discussion
 below)                                        $41,332        $47,500

Senior unsecured note issued to an
 insurance company  (see discussion
  below)                                        15,227         17,500

Installment notes and other obligations            554          1,015
- - - -----------------------------------------------------------------------
                                                57,113         66,015
Less current portion                             3,343          6,245
- - - -----------------------------------------------------------------------
Long-term debt                                 $53,770        $59,770
=======================================================================


Because of the 1995 operating results, including the restructuring charge, as of February 3, 1996, the Company obtained modifications or waivers of the noncompliance with certain financial covenants contained in its senior indebtedness. On May 1, 1996, the Company executed an agreement in principle with its senior lenders (the "Lending Group") to extend and restructure the terms and conditions of $121.8 million of indebtedness: the aggregate available amount of $65.3 million revolving credit facilities (the "Revolver") and $56.5 million senior unsecured notes (the "Notes"). The modifications take into account recent and forecasted operating results and the planned closing of underperforming stores.

The modifications to the credit agreements extend the term through July 1998 and require quarterly reductions of the Revolver and principal repayments on the Notes aggregating $18.2 million and $15.6 million, respectively, through May 31, 1998 with the remaining $88.0 million maturing on July 31, 1998. The Revolver and the Notes are secured prorata by liens on the Company's tax refund rights, primary concentration deposit accounts, certain asset sales by the Company and trademark mortgages on all trademarks, tradenames and other intangibles relating to goodwill.

Effective May 1, 1996 the interest rates for the Revolver and the Notes were increased from 10.5% to 11.0% and 11.5%, respectively.

During fiscal years 1995, 1994 and 1993, the highest aggregate balances outstanding under the Revolver were $74.9 million, $74.9 million and $69.4 million, respectively. The weighted average interest rates during 1995, 1994 and 1993, based on average daily balances, were 10.40%, 5.69% and 4.35%, respectively. The balances outstanding under the Revolver at year end 1995, 1994 and 1993 were $65.3 million, $74.9 and $0, respectively.

At February 3, 1996 the fair value of long-term debt, including that due within one year, approximates book value. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

Interest paid during 1995, 1994 and 1993 was approximately $16.0 million, $9.6 million and $5.7 million, respectively. Future maturities of long-term debt are $3.3 million during 1996; $9.9 million during 1997; and $43.9 million during 1998.

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Income Taxes

Income tax expense (benefit) consists of the following:
                                                 Fiscal Year
                                          1995       1994       1993
- - - ---------------------------------------------------------------------
                                               (in thousands)
Federal - current                      $ (8,392)   $ 1,805     $5,146
State - current                             253        810      1,172
Deferred                                 (6,171)    (7,050)       308
- - - ---------------------------------------------------------------------
                                       $(14,310)   $(4,435)    $6,626
                                       ==============================

A reconciliation of  the  Company's  effective  tax  rates  with  the  federal statutory rate is as follows:
                                             Fiscal Year Ended
                                          1995      1994      1993
- - - --------------------------------------------------------------------
Federal statutory rate                   (35.0%)   (35.0%)    34.7%
State income taxes (benefit), net of
 federal income tax effect                (1.5)     (6.0)      4.7
Targeted job  credit                       ---      (1.6)      ---
Other                                      0.4       1.1       0.9
- - - --------------------------------------------------------------------
Effective income tax rate                (36.1%)   (41.5%)    40.3%
====================================================================

Note 4. Income Taxes (Cont'd)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             February 3,    January 28,
                                                1996           1995
- - - ----------------------------------------------------------------------
                                                 (in thousands)
CURRENT DEFERRED TAX ASSETS
- - - ---------------------------
 Restructuring reserve                         $14,756        $7,806
- - - ----------------------------------------------------------------------
  Total current deferred tax assets             14,756         7,806
- - - ----------------------------------------------------------------------

CURRENT DEFERRED TAX LIABILITIES
- - - --------------------------------
 Inventory valuation                             6,138         4,739
 Other                                             153           123
- - - ----------------------------------------------------------------------
  Total current deferred tax liabilities         6,291         4,862
- - - ----------------------------------------------------------------------
   Net current deferred
     tax assets                                $ 8,465        $2,944
======================================================================

NON-CURRENT DEFERRED TAX ASSETS
- - - -------------------------------
 Accrued rent, lease accounting                $ 2,621        $2,261
 Capitalized leases                                803           736
 Other                                             128            26
- - - ----------------------------------------------------------------------
  Total non-current deferred tax assets          3,552         3,023
- - - ----------------------------------------------------------------------

NON-CURRENT DEFERRED TAX LIABILITIES
- - - ------------------------------------
 Tax over book depreciation                      3,012         2,423
 Other                                             110            95
- - - ----------------------------------------------------------------------
  Total non-current deferred tax liabilities     3,122         2,518
- - - ----------------------------------------------------------------------
  Net non-current deferred
    tax assets                                     430           505
- - - ----------------------------------------------------------------------
 Total net deferred tax asset                  $ 8,895        $3,449
======================================================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and the amount of tax loss carryback available, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes of approximately $2.2 million, $6.1 million and $9.2 million during 1995, 1994 and 1993, respectively.

Note 5. Leases

The Company leases its distribution center and administrative offices under two leases, dated April 1, 1985 and November 1, 1989, from its Chief Executive Officer and principal shareholder. The leases are classified as capital leases for accounting purposes. Aggregate rental payments under both leases were $1.2 million, $1.2 million, and $1.1 million in 1995, 1994 and 1993, respectively. Biennial increases are contained in each lease based on the Consumer Price Index with the next scheduled increase on January 1, 1998. Both leases expire in the year 2015.

The Company leased certain distribution center equipment from its Chief Executive Officer and principal shareholder, for which annual payments were $204,000 in each of 1994 and 1993, and $102,000 through July 31, 1995, when title to such equipment passed to the Company. Additionally, the Company financed certain distribution center equipment through a bank, providing for total annual payments of $136,000 in each of 1994 and 1993 and $222,000 through December 15, 1995, at which time the title to such equipment passed to the Company. Both equipment leases were capitalized for accounting purposes.

Fixed asset amounts for all capitalized leases are as follows:

                                              February 3,    January 28,
                                                 1996           1995
- - - -----------------------------------------------------------------------
                                                   (in thousands)
Building                                        $7,105         $7,105
Fixtures and equipment                           1,625          1,625
- - - -----------------------------------------------------------------------
                                                 8,730          8,730
Allowances for depreciation and amortization     3,777          3,342
- - - -----------------------------------------------------------------------
                                                $4,953         $5,388
                                            ===========================

The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on a percentage of sales. During 1991, the Company entered into a series of five-year operating leases for point-of-sale equipment. At the expiration of the leases, the Company has the option to purchase the equipment at its then fair market value.

Net  rental  expense  was  as  follows:
                                                   Fiscal Year
                                            1995      1994      1993
- - - ---------------------------------------------------------------------
                                                (in thousands)
Minimum  rentals                          $57,420   $58,750   $51,610
Contingent rentals                            246       464       647
- - - ---------------------------------------------------------------------
                                          $57,666   $59,214   $52,257
                                          ===========================

Future minimum rental payments required under all leases that have initial or remaining noncancelable lease terms in excess of one year at February 3, 1996, are as follows:

                                             Operating    Capitalized
                                               Leases        Leases
- - - -------------------------------------------------------------------------
                                                   (in thousands)
1996                                         $ 49,568      $ 1,232
1997                                           44,041        1,232
1998                                           38,387        1,232
1999                                           34,978        1,232
2000                                           30,552        1,232
Thereafter                                     81,417       18,136
- - - ------------------------------------------------------------------------
Total minimum payments required              $278,943       24,296
                                              =======
Amounts representing interest                               17,625
- - - ------------------------------------------------------------------------
Present value of minimum lease payments                      6,671
Less current portion                                            77
- - - ------------------------------------------------------------------------
Long-term capital lease obligations                        $ 6,594
========================================================================

Trans World Entertainment Corporation and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.	   Benefit Plans

Stock Option Plans

Under the 1986 Stock Option Plan and the 1994 Stock Option Plan (the "Plans"), the Compensation Committee may grant options to acquire shares of common stock to employees of the Company and its subsidiaries at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Shares authorized for issuance under the 1986 and 1994 Stock Option Plans were 1,100,000 and 1,000,000, respectively. As of June 1, 1995, the Company stopped issuing stock options under the 1986 Stock Option Plan. At February 3, 1996, of the 2,100,000 shares authorized for issuance under the Plans, there were 880,768 shares of common stock subject to stock options granted and outstanding, 399,674 of which were vested and exercisable. Shares available for future grants at February 3, 1996 and January 28, 1995 were 801,750 and 1,034,447, respectively.

The Company has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at 85% of the fair value at the date of grant. As of February 3, 1996, there were 250,000 shares authorized for issuance and 184,500 shares of common stock reserved for possible future option grants under the 1990 Plan. As of February 3, 1996, 38,250 of the options granted were vested and exercisable.

The following tables summarize activity under the 1986 and 1994 Plans and the 1990 Plan:

                        1986 and 1994 Plans                 1990 Plan
                   ----------------------------  ----------------------------
                   Number of        Option        Number of       Option
                   Shares Subject   Price Range   Shares Subject  Price Range
                   To Option        Per Share     To Option       Per Share
                   ----------------------------------------------------------
- - - -----------------------------------------------------------------------------
Balance,
 January 30, 1993   637,132        $11.00-$24.25  49,000          11.05- 27.42
Granted             384,500         13.75- 15.00  16,000          12.65- 13.82
Exercised            (3,850)        11.00- 15.00
Cancelled          (192,451)        11.00- 22.50
- - - -----------------------------------------------------------------------------
Balance,
 January 29, 1994   825,331         11.00- 24.25  65,000         11.05- 27.42
Granted             236,000         11.00- 13.38   6,000         10.00
Exercised
Cancelled          (127,075)        13.00- 23.75
- - - ------------------------------------------------------------------------------
Balance,
 January 28, 1995   934,256         11.00- 24.25  71,000         10.00- 27.42
Granted             224,087          2.25-  5.25   6,000          3.55
Exercised
Cancelled          (277,575)         3.63- 22.50 (11,500)         3.55- 12.65
- - - ------------------------------------------------------------------------------
Balance,
 February 3, 1996   880,768        $ 2.25-$24.25  65,500        $ 3.55-$27.42
==============================================================================

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee may grant awards for up to 300,000 shares of common stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. At February 3, 1996, outstanding awards and shares available for grant totaled 50,000 and 250,000, respectively.

401 (k) Savings Plan

The Company offers a 401 (k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 10% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of nonvested benefits are used to reduce the Company's contributions in future years. The Company matching contribution totaled $470,000, $413,000 and $300,000 in 1995, 1994 and 1993, respectively.

Note 7.  Treasury Stock

At February 3, 1996 and January 28, 1995, the Company held 48,394 shares in treasury resulting from the repurchase of common stock through open market purchases.

Note 8.  Concentration of Business Risks

The Company purchases inventory for its stores from approximately 400 suppliers, with approximately 62% of purchases being made from six suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse affect on operating results and result in a decrease in vendor support for the Company's advertising programs.

Note 9.  Quarterly Financial Information (unaudited)

- - - -----------------------------------------------------------------------------
                                    Fiscal 1995 Quarter Ended
                         April 29,   July 29,    Oct 28,    Feb 3,    Fiscal
                           1995        1995       1995       1996      1995
- - - -----------------------------------------------------------------------------
                               (in thousands, except per share amounts)
Sales                    $111,912   $104,292   $103,165   $197,677   $517,046
Gross profit               39,654     35,315     35,970     65,353    176,292
Net income (loss)          (4,086)    (6,129)    (5,093)   (10,065)   (25,373)
Earnings (loss) per share  $(0.42)    $(0.63)    $(0.52)    $(1.03)    $(2.61)
- - - -----------------------------------------------------------------------------

- - - -----------------------------------------------------------------------------
                                     Fiscal 1994 Quarter Ended
                         April 30,   July 30,    Oct 29,    Jan 28,   Fiscal
                           1994        1994       1994       1995      1994
- - - -----------------------------------------------------------------------------
                               (in thousands, except per share amounts)
Sales                    $109,200   $106,978   $114,086   $206,576   $536,840
Gross profit               40,830     39,475     42,094     73,019    195,418
Net income (loss)          (1,882)    (2,805)    (2,717)     1,148     (6,256)
Earnings (Loss) per share  $(0.19)    $(0.29)    $(0.28)     $0.11     $(0.64)
- - - -----------------------------------------------------------------------------

Index to Exhibits
- - - -----------------

Document Number and Description
- - - -------------------------------

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

   4.1 Note and Security Agreement, dated June 20, 1991, between Aetna Life Insurance Company and the Company, for the Senior Notes due June 30, 1998 -- incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1991. Commission File No. 0-14818.

   4.2 Amendment and Waiver, dated March 5, 1992, between Aetna Life Insurance Company and the Company, relating to the Senior Notes due June 30, 1998 -- incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992. Commission File No. 0-14818.

   4.3 Amendment and Waiver, dated as of November 17, 1992, between Aetna Life Insurance Company and the Company, relating to the Senior Notes due June 30, 1998 -- incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992. Commission File No. 0- 14818.

   4.4 Amendment, dated March 30, 1994, between Aetna Life Insurance Company and the Company, relating to the Senior Notes due June 30, 1998 -- incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

   4.5 Form of Amended and Restated Note Agreements, dated June 29, 1995, between Aetna Life Insurance Company relating to the Company's Variable Rate Senior Notes due July 31, 1996, the Purchasers of the Company's Variable Rate Senior Notes due July 31, 1996 and Trans World Entertainment Corporation and Record Town, Inc. -- incorporated herein by reference to
    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995. Commission File No. 0-14818.

* 4.6 Agreement in Principle, dated May 1, 1996, among Aetna Life Insurance Company relating to the Variable Rate Senior Notes due July 31, 1996, the Purchasers of the Company's Variable Rate Senior Notes due July 31, 1996, the commercial banks in the Company's revolving credit facilities, due July 31, 1996, and Trans World Entertainment Corporation and Record Town, Inc.

   4.7 Note Agreement, dated July 2, 1993, among the Company, Record Town, Inc. and the Purchasers listed on Exhibit A thereto, relating to Senior Notes due June 30, 2000, incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

   4.8 Form of Amendment, dated as of March 24, 1994, among the Company, Record Town, Inc. and each of the holders of the Senior Notes due June 30, 1999. -- incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

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

  4.12 Credit Agreement and Note, dated as of June 11, 1993, between the Company and National Westminster Bank, U.S.A. -- incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

  4.13 Form of First Amendment and Waiver, dated March 17, 1994, between the Company and each of the commercial banks in the Company's revolving credit facility -- incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

  4.14 Form of Second Amendment to Credit Agreement, dated as of December 5, 1994, between the Company and each of the commercial banks in the Company's revolving credit facility -- incorporated herein by reference to
    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

   4.15 Form of Amended and Restated Revolving Credit Agreement, dated June 29, 1995, between the Company and each of the commercial banks in the Company's revolving credit facility -- incorporated herein by reference to
    Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995. Commission File No. 0-14818.

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

* 10.4 Employment Agreement, dated as of February 1, 1996 between the Company and Robert J. Higgins.

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

 10.8 Form of Restricted Stock Agreement dated February 1, 1995 and May 1, 1995 between the Company and Edward W. Marshall, Jr., Executive Vice President - Operations and Bruce J. Eisenberg, Senior Vice President - Real Estate, respectively, incorporated herein by reference to Exhibit
    10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

  10.9 Severance Agreement, dated October 1, 1994, between Trans World Entertainment Corporation and Edward Marshall, Senior Vice President-Operations -- incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

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

 10.12 Form of Restricted Stock Agreement dated February 1, 1995 and May 1, 1995 between the Company and Edward W. Marshall, Jr., Executive Vice President - Operations and Bruce J. Eisenberg, Senior Vice President - Real Estate, respectively, incorporated herein by reference to Exhibit
    10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

 10.13 Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to
    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

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

* 23.1 Consent of KPMG Peat Marwick LLP.

* 23.2 Consent of Ernst & Young LLP.

  27 Financial  Data  Schedule
     (For   electronic  filing  purposes  only)
    _____________________________
     * Filed herewith.

                                EXHIBIT INDEX

  4.6 Agreement in Principle, dated May 1, 1996, among Aetna Life Insurance Company relating to the Variable Rate Senior Notes due July 31, 1996, the Purchasers of the Company's Variable Rate Senior Notes due July 31, 1996, the commercial banks in the Company's revolving credit facilities, due July 31, 1996, and Trans World Entertainment Corporation and Record Town, Inc.

 10.4 Employment Agreement, dated as of February 1, 1996 between the Company and Robert J. Higgins.

 23.1 Consent of KPMG Peat Marwick LLP.

 23.2 Consent of Ernst & Young LLP.

 27 Financial Data Schedule
    (electronic filing only)