Form 10-Q
period 1996-06-14
TRANS WORLD ENTERTAINMENT CORP
filed 1996-06-14
CIK 795212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---             SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996

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

                        Common Stock, $.01 par value,
               9,739,814 shares outstanding as of June 3, 1996
      ==================================================================

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS

                                   PART I.

                            FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets -- May 4, 1996,
                February 3, 1996 and April 29, 1995                      3

               Condensed Consolidated Statements of Income -- Thirteen
                Weeks Ended May 4, 1996 and April 29, 1995               5

               Condensed Consolidated Statements of Cash Flows
                Thirteen Weeks Ended May 4, 1996 and April 29, 1995      6

               Notes to Condensed Consolidated Financial Statements      7


Item 2.     Management's Discussion and Analysis of

               Financial Condition and Results of Operations             9


                                   PART II.
                              OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                              14

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                               May 4,   February 3, April 29,
ASSETS                                         1996        1996        1995
- ------                                       ---------  ---------   ---------
CURRENT ASSETS:
Cash and cash equivalents                    $ 50,655   $ 86,938    $ 27,632
Merchandise inventory                         180,205    194,577     217,870
Other current assets                           22,164     27,781      17,756
                                              -------    -------     -------
  Total current assets                        253,024    309,296     263,258
                                              -------    -------     -------

VIDEOCASSETTE RENTAL INVENTORY, net             6,862      6,722       7,695
DEFERRED TAX ASSET                                430        430         505

FIXED ASSETS:
Property, plant and equipment                 170,564    171,716     180,297
Less: Fixed asset write-off reserve            11,522     12,324       9,175
      Accumulated depreciation
       and amortization                        92,144     89,391      87,842
                                              -------    -------     -------
                                               66,898     70,001      83,280
                                              -------    -------     -------
OTHER ASSETS                                    3,752      3,882       3,957
                                              -------    -------     -------
    TOTAL ASSETS                             $330,966   $390,331    $358,695
                                              =======    =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
Accounts payable                            $  78,826  $ 131,302    $ 76,506
Notes payable                                  65,260     65,260      74,947
Store closing reserve                          20,967     24,275       7,244
Current portion of long-term
 debt and capital lease obligations            10,239      3,420       6,559
Accrued expenses and other                      5,368      6,266       6,202
                                              -------    -------     -------
  Total current liabilities                   180,660    230,523     171,458
                                              -------    -------     -------
LONG-TERM DEBT, less current portion           46,953     53,770      59,716
CAPITAL LEASE OBLIGATIONS, less
  current portion                               6,574      6,594       6,653
OTHER LIABILITIES                               5,355      5,340       5,476
                                              -------    -------     -------
  TOTAL LIABILITIES                           239,542    296,227     243,303
                                              -------    -------     -------
SHAREHOLDERS' EQUITY
  Common stock ($.01 par value; 20,000,000
   shares authorized; 9,781,208 issued)            98         97          97
  Additional paid-in capital                   24,446     24,236      24,236
  Treasury stock, at cost (46,394, 48,394
   and 48,394 shares, respectively)              (475)      (503)       (503)
  Unearned compensation - restricted
   stock (50,000 shares)                         (180)     ---         ---
  Retained earnings                            67,535     70,274      91,562
                                              -------    -------     -------
  Total shareholders' equity                   91,424     94,104     115,392
                                              -------    -------     -------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $330,966   $390,331    $358,695
                                              =======    =======     =======

See  Notes  to  Condensed  Consolidated  Financial  Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                      Thirteen  Weeks  Ended
                                                      ----------------------
                                                        May 4,     April 29,
                                                         1996        1995
                                                       ---------   ---------
Sales                                                   $106,622   $111,912
Cost of sales                                             69,453     72,258
                                                         -------    -------
Gross profit                                              37,169     39,654
Selling, general and administrative expenses              34,697     38,733
Depreciation and amortization                              3,653      4,246
                                                         -------    -------
Income (Loss) from operations                             (1,181)    (3,325)
Interest expense                                           3,037      3,474
                                                         -------    -------
Loss before income taxes                                  (4,218)    (6,799)
Income tax benefit                                        (1,479)    (2,713)
                                                         -------    -------
NET LOSS                                                $ (2,739)  $ (4,086)
                                                         =======    =======

LOSS PER SHARE                                          $  (0.28)  $  (0.42)
                                                         =======    =======
Weighted average number of common
  shares  outstanding                                      9,734      9,707
                                                           =====      =====

See  Notes  to  Condensed  Consolidated  Financial  Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                      Thirteen  Weeks  Ended
                                                      ----------------------
                                                         May 4,     April 29,
                                                          1996        1995
                                                        ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES                   $(35,396)   $(60,521)
                                                          ------      ------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                     (788)     (1,584)
  Purchases of videocassette rental
    inventory, net of amortization                          (140)       (223)
                                                          ------      ------
  Net cash used by investing activities                     (928)     (1,807)
                                                          ------       -----

FINANCING ACTIVITIES:
  Payments of long-term debt and
    capital lease obligations                                (18)       (131)
  Proceeds from issuance of common stock                       1       ---
  Increase in additional paid in capital                     232       ---
  Decrease in treasury stock due to reissuance of shares      28       ---
  Unearned compensation from issuance of shares of
    restricted stock                                        (180)      ---
  Decrease in additional paid-in capital due to
    reissuance of treasury stock                             (22)      ---
                                                          ------      ------
  Net cash provided by financing activities                   41        (131)
                                                          ------      ------
  Net decrease in cash and cash equivalents              (36,283)    (62,459)
  Cash and cash equivalents, beginning of period          86,938      90,091
                                                          ------      ------
  Cash and cash equivalents, end of period               $50,655     $27,632
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

     The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

     These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

Note 2.  Restructuring Reserve

    The Company recorded a pre-tax restructuring charge of $35 million in 1995 to reflect the anticipated costs associated with a program to close 163 stores through the first quarter of 1997. This charge is in addition to a $21 million restructuring charge recorded in 1994 to reflect the costs associated with the closing of 179 stores (versus a plan of 143). The restructuring charge includes the write-down of fixed assets, estimated cash payments to landlords for early termination of operating leases and the cost of returning product to the Company's distribution center and vendors. The charge also included estimated legal, lender and consulting fees, including those that the Company is obligated to pay on behalf of its lenders while working to renegotiate its credit agreements.

    Total costs charged to the restructuring reserves during the first quarter of 1996 are summarized as follows:

                                 First       First       First
                                 Quarter     Quarter     Quarter
                                 Beginning   Charges     Ending
                                 Reserve     Against     Reserve
                                 Balance     Reserve     Balance
                                 -------------------------------
                                         (in thousands)
Non-cash write-offs              $13,906      $1,810     $12,096
Cash outflows                     22,693       2,300      20,393
                                  ------------------------------
        Total                    $36,599      $4,110     $32,489
                                  ==============================

Note 3.  Seasonality

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three years, the fourth fiscal quarter has been the Company's most profitable quarter.

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

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Thirteen  Weeks  Ended  May 4, 1996 Compared to Thirteen Weeks Ended April 29,
1995
- ------------------------------------------------------------------------------

    Sales. The Company's total sales decreased 4.7% for the thirteen weeks ended May 4, 1996 over the thirteen weeks ended April 29, 1995 while the Company operated 20% fewer stores. This was primarily due to the 6.1% comparable sales increase. This increase is due primarily to increased promotional advertising and improved inventory position. During the past 12 months, the Company opened 6 stores and closed or relocated 145 stores resulting in a 382,000 net decrease in retail square footage.

    In the Company's music stores, the comparable store sales increased 6.3% while the video stores increased 8.1%. The Company's video rental stores had a 7.3% comparable sales decline. Comparable store sales for mall stores increased 5.0%, while non-mall stores increased 8.9%.


    Gross Profit. Gross profit, as a percentage of sales, decreased from 35.4% to 34.9% in the thirteen week period ended May 4, 1996, when compared to 1995. The lower gross margin is primarily due to increased merchandise shrink.


    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased from 34.6% to 32.5% in the thirteen week period ended May 4, 1996 when compared to 1995. Increased comparable store sales combined with the closing of underperforming stores (which operate on a higher expense, as a percentage of sales) resulted in a $4.0 million or 2.1% improvement in SG&A, as a percentage of sales.


    Interest Expense. The $0.4 million decrease in interest expense for the thirteen week period ended May 4, 1996, compared to 1995, was due to a decrease in the Company's weighted average outstanding borrowings offset in part by an increase in the Company's weighted average interest rates.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Liquidity and Sources of Capital. During the first quarter, funds available under revolving credit facilities have been the Company's primary source of liquidity. As in the previous year, the Company accumulated cash balances in December 1995 and January 1996 instead of repaying the balances under its revolving credit facilities (the "Revolver"). A temporary waiver of a covenant requiring a 15 day paydown of the Revolver between December 25 and January 31 was received on December 18, 1995. Accordingly, the Company ended fiscal year 1995 with cash balances of approximately $86.9 million and $65.3 million outstanding on its Revolver. During the first quarter of 1996, the Company used the accumulated cash balances primarily to repay accounts payable in accordance with normal payment terms. On a proforma basis, assuming cash balances were used to pay down the Revolver, the Company was more liquid in the first quarter of fiscal 1996, and would have had lower balances outstanding under the Revolver, than in the first quarter of fiscal 1995.

Effective February 3, 1996, the Company was operating under temporary waivers from its lenders relating to non-compliance with certain technical covenants, including the 15 day paydown of the Revolver, the Tangible Net Worth requirement and the Debt to Tangible Net Worth requirement. The aggregate amount of the senior debt, totaling a maximum available amount of $121.8 million, including the Revolver and $56.5 million in outstanding long-term notes (the"Notes") ranks pari pasu and is unsecured. During this waiver period the Company was required to remain fully borrowed on all senior debt instruments pending negotiation and restructuring of the modified credit agreements.

    On May 1, 1996 the Company entered into an agreement in principle with its lenders to extend the maturity of its senior debt. The Company continues to operate under temporary waivers from its lenders until final loan documents are completed. The Company will be required to make principal repayments on the Notes aggregating $15.6 million through May 31, 1998. The maximum borrowings available on the Company's Revolver will be reduced an aggregate total of $18.2 million by May 31, 1998. Final maturity of the then remaining Notes of $40.9 million and the then available Revolver of $47.1 million is July 31, 1998. Effective May 1, 1996, interest rates for the Revolver and the Notes were increased from 10.5% to 11.0% and 11.5%, respectively.

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


Capital Expenditures.

    During the first quarter of 1996, the Company had capital expenditures of $0.8 million of planned total capital expenditures of approximately $12 million, net of construction allowances, for fiscal 1996. During the first quarter, two stores were relocated and no new stores were opened. On a net basis, retail square footage was reduced by 43,000 square feet since February 3, 1996. Capital expenditures and new store growth will continue to be curtailed throughout 1996 while management's strategy continues to be concentrated on closing underperforming stores and reducing outstanding debt.


Provision for Business Restructuring.

    During the fourth quarter of 1995 the Company undertook a comprehensive examination of store profitability and adopted a second business restructuring plan which when combined with the 1994 restructuring charge included closing over 300 stores out of 700 stores in operation during 1994. Management concluded that select retail entertainment markets had begun to reflect an overcapacity of retail outlets, and large discount-priced electronics stores and other superstores were having an adverse impact on certain of the Company's retail stores. This resulted in the Company recording a $35 million pre-tax restructuring in 1995. The components of the restructuring charge included approximately $24 million in reserves for future cash outlays and approximately $11 million in asset writedowns. The cash outflows will be financed from operating cash flows and liquidation of merchandise inventory from the stores identified for closure. The timing of the store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. Management will continually review the opportunity to accelerate the closing of underperforming stores.

    Seventeen stores were closed in the first quarter of 1996 bringing total closures to 196 through the end of the first quarter of 1996. Asset write-offs charged to the reserve account totaled $1.8 million in the first quarter of 1996 and $11.0 million since the inception of the business restructuring plan. Cash expenditures for lease obligations, termination benefits and other expenditures charged to the store closing reserve totaled $2.3 million in the first quarter of 1996 and $12.5 million since the inception of the business restructuring plan.

    Remaining cash outlays relating to lease obligations, termination benefits and other expenditures are anticipated to total approximately $17.2 million in fiscal 1996 and $3.2 million in fiscal 1997.

    Annual sales associated with the stores closed in the first quarter of 1996 totaled $9.1 million in 1995. Because the store closures will be phased out over 1996 and 1997, the Company will not receive most of the earnings or cash flow benefits from the restructuring program until fiscal 1997.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          PART II: OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K.

     (A)     Exhibits

              Exhibit No.   Description                            Page No.
              ----------    -----------                            --------

              27            Financial Data Schedule                   13
                            (electronic filing only)

    (B)     Reports on Form 8-K.

            On  February  7,  1996  the  Company  filed  a  report on form 8-K announcing a restructuring charge for closing underperforming stores and extending debt agreements.


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


                                        TRANS WORLD ENTERTAINMENT CORPORATION



     June 14, 1996                      By: /s/ ROBERT J. HIGGINS
                                            ---------------------
                                            Robert J. Higgins,
                                            President and Director
                                            (Principal Executive Officer)

     June 14, 1996                      By: /s/ JOHN J. SULLIVAN
                                            ---------------------
                                            John J. Sullivan
                                            Senior Vice President
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Chief Accounting Officer)