Form 10-K/A
TRANS WORLD ENTERTAINMENT CORP
filed 1996-06-21
CIK 795212

- ------------------------------------------------------------------------------
               United States Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-K/A

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of April  24,  1996  9,732,814  shares  of  the  Registrant's Common Stock,
excluding  48,394  shares  of  stock  held  in  Treasury,  were   issued   and
outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $5.25 on the NASDAQ National Market System on April 24, 1996, was approximately $23,000,000. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 54.7% of the outstanding Common Stock, have been
excluded for purposes  of  this  computation.   Because  of such shareholder's
control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.
- ------------------------------------------------------------------------------

                    TRANS WORLD ENTERTAINMENT CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANS WORLD ENTERTAINMENT CORPORATION


        June 21, 1996               By: /s/ Robert J. Higgins
                                    -------------------------
                                    Robert J. Higgins,
                                    President and Director
                                    (Principal Executive Officer)

        June 21, 1996               By: /s/ John J. Sullivan
                                    ------------------------
                                    John J. Sullivan
                                    Senior Vice President
                                    Chief Financial Officer
                                    (Principal Financial and
                                     Chief Accounting Officer)