Form 10-Q
period 1996-09-17
TRANS WORLD ENTERTAINMENT CORP
filed 1996-09-17
CIK 795212

- -----------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ___             SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

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

Common Stock, $.01 par value, 9,740,314  shares outstanding as of September 7,
1996
- -----------------------------------------------------------------------------

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS

                                    PART I

                            FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets -- August 3, 1996,
        February 3, 1996 and July 29, 1995                              3

    Condensed Consolidated Statements of Income -- Thirteen
        Weeks and Twenty-Six Weeks Ended August 3, 1996
        and July 29, 1995                                               4

    Condensed Consolidated Statements of Cash Flows --
        Twenty-Six Weeks Ended August 3, 1996 and July 29, 1995         5

    Notes to Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8


                                   PART II
                              OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders            12

Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                             13

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                         August 3,    February 3,     July 29,
                                           1996         1996           1995
                                         --------    -----------     --------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents              $  7,783      $ 86,938      $  8,248
  Merchandise inventory                   168,718       194,577       207,640
  Refundable income taxes                   ---           8,308         ---
  Deferred tax asset                        8,465         8,465         9,596
  Other current assets                     12,069        11,008        12,635
                                         --------      --------      --------
    Total current assets                  197,035       309,296       238,119
                                         --------      --------      --------
VIDEOCASSETTE RENTAL INVENTORY, NET         7,163         6,722         7,762
DEFERRED TAX ASSET                            430           430           505
FIXED ASSETS:
  Property, plant and equipment           169,273       171,716       176,137
  Less: Fixed asset write-off reserve      10,430        12,324         6,934
        Accumulated depreciation
         and amortization                  93,401        89,391        88,041
                                         --------      --------      --------
                                           65,442        70,001        81,162
                                         --------      --------      --------
OTHER ASSETS                                3,525         3,882         4,025
                                         --------      --------      --------
        TOTAL ASSETS                     $273,595      $390,331      $331,573
                                         ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                       $ 76,517      $131,302      $ 70,778
  Notes payable                            19,813        65,260        65,214
  Accrued expenses and other                7,686         6,266         5,360
  Store closing reserve                    17,152        24,275         5,374
  Current portion of long-term
        debt and capital leases             5,465         3,420         4,183
                                         --------      --------      --------
    Total current liabilities             126,633       230,523       150,909
                                         --------      --------      --------
LONG-TERM DEBT, less
        current portion                    46,024        53,770        59,716
CAPITAL LEASE OBLIGATIONS,
        less current portion                6,553         6,594         6,611
OTHER LIABILITIES                           5,300         5,340         5,075
                                         --------      --------      --------
        TOTAL LIABILITIES                 184,510       296,227       222,311
                                         --------      --------      --------
SHAREHOLDERS'   EQUITY
  Common stock ($.01 par value;
        20,000,000 shares authorized;
         9,781,708, 9,731,208 and
         9,731,208 issued, respectively)       98            97            97
  Additional paid-in capital               24,413        24,236        24,236
  Treasury stock, at cost (41,394,
        48,394 & 48,394 shares,
        respectively)                        (407)         (503)         (503)
  Unearned compensation - restricted stock   (162)        ---           ---
  Retained earnings                        65,143        70,274        85,432
                                         --------      --------      --------
    Total shareholders' equity             89,085        94,104       109,262
                                         --------      --------      --------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $273,595      $390,331      $331,573
                                         ========      ========      ========

See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                        Thirteen Weeks Ended
                                                       ----------------------
                                                       August 3,     July 29,
                                                         1996          1995
                                                       --------      --------
Sales                                                   $96,717      $104,292
Cost of sales                                            62,101        68,977
                                                       --------      --------
Gross profit                                             34,616        35,315
Selling, general and administrative expenses             31,666        37,558
Depreciation and amortization                             3,527         4,110
                                                       --------      --------
Loss from operations                                       (577)       (6,353)
Interest expense                                          3,106         3,845
                                                       --------      --------
Loss before income tax benefit                           (3,683)      (10,198)
Income tax benefit                                       (1,291)       (4,069)
                                                       --------      --------
NET LOSS                                                ($2,392)      ($6,129)
                                                       ========      ========
LOSS PER SHARE                                           ($0.25)       ($0.63)
                                                       ========      ========
Weighted average number of common
     shares outstanding                                   9,739         9,733
                                                       ========      ========

                                                       Twenty-Six Weeks Ended
                                                       -----------------------
                                                       August 3,     July 29,
                                                         1996          1995
                                                       --------      --------
Sales                                                  $203,339      $216,204
Cost of sales                                           131,554       141,235
                                                       --------      --------
Gross profit                                             71,785        74,969
Selling, general and administrative expenses             66,363        76,291
Depreciation and amortization                             7,180         8,355
                                                       --------      --------
Loss from operations                                     (1,758)       (9,677)
Interest expense                                          6,143         7,319
                                                       --------      --------
Loss before income tax benefit                           (7,901)      (16,996)
Income tax benefit                                       (2,770)       (6,781)
                                                       --------      --------
NET LOSS                                                ($5,131)     ($10,215)
                                                       ========      ========
LOSS PER SHARE                                           ($0.53)       ($1.05)
                                                       ========      ========
Weighted average number of common
     shares outstanding                                   9,737         9,726
                                                       ========      ========

See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                       Twenty-Six Weeks Ended
                                                       -----------------------
                                                       August 3,     July 29,
                                                         1996          1995
                                                       --------      --------
NET CASH USED BY OPERATING ACTIVITIES                  ($26,812)     ($65,513)
                                                        -------       -------
INVESTING ACTIVITIES:
  Acquisition of property and equipment                  (2,951)       (3,758)
  Purchases of videocassette rental
    inventory, net of amortization                         (441)         (290)
                                                        -------       -------
  Net cash used by investing activities                  (3,392)       (4,048)
                                                        -------       -------
FINANCING ACTIVITIES:
  Net increase (decrease) in revolving line of credit   (45,447)       (9,733)
  Payments of long-term debt and capital
    lease obligations                                    (3,520)       (2,549)
  Other                                                      16         ---
                                                        -------       -------
  Net cash used by financing activities                 (48,951)      (12,282)
                                                        -------       -------
  Net decrease in cash and cash equivalents             (79,155)      (81,843)
  Cash and cash equivalents, beginning of period         86,938        90,091
                                                        -------       -------
  Cash and cash equivalents, end of period              $ 7,783       $ 8,248
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


Note 2.  Restructuring Reserve

    The Company recorded a pre-tax restructuring charge of $35 million in 1995 to reflect the anticipated costs associated with a program to close 163 stores through the first quarter of 1997. This charge is in addition to a $21 million restructuring charge recorded in fiscal 1994 to reflect the costs associated with the closing of 179 stores (versus a plan of 143). The restructuring charge includes the write-down of fixed assets, estimated cash payments to landlords for early termination of operating leases and the cost of returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender, and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while it worked to renegotiate its credit agreements.

    Total costs charged to the restructuring reserves during the first half of 1996 are summarized as follows:

                                  First       First       Second      Second
                                  Quarter     Quarter     Quarter     Quarter
                                  Beginning   Charges     Charges     Ending
                                  Reserve     Against     Against     Reserve
                                  Balance     Reserve     Reserve     Balance
                                  -------------------------------------------
                                                 (in thousands)

Non-cash write-offs              $13,906     $ 1,810     $ 1,139     $10,957
Cash outflows                     22,693       2,300       3,768      16,625
                                  ------------------------------------------
        Total                    $36,599     $ 4,110     $ 4,907     $27,582
                                  ==========================================

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

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 1996 (Second Quarter 1996) Compared to Thirteen Weeks Ended July 29, 1995 (Second Quarter 1995)
- ------------------------------------------------------------------------------

    Sales. The Company's total sales declined $7.6 million or 7.3% for the second quarter ended August 3, 1996 compared to the second quarter ended July 29, 1995. The decrease in sales is due to the Company operating approximately 20% fewer stores offset by a comparable store sales increase of 3.4%. During the past 12 months, the Company opened 2 stores and closed 119 stores, resulting in a 347,000 net decrease in square footage to 2.0 million square feet in operation.

Comparable store sales in the mall division increased 1.9% and comparable store sales in the non-mall division increased 8.0%. The Company's video rental stores had a 1.0% comparable sales decline.

    Gross Profit. Gross profit as a percentage of sales increased to 35.8% in the second quarter ended August 3, 1996, from 33.9% in the second quarter ended July 29, 1995. The increase in the gross margin rate is due to an improved merchandise mix, offset in part by increased merchandise shrink.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased to 32.7% in the second quarter of 1996, from 36.0% in the second quarter of 1995. The increase in comparable store sales, closing of underperforming stores and receipt of $2.5 million upon the termination of a business development agreement led to the $5.9 million decrease in SG&A expenses.

    Interest Expense. Interest expense decreased $0.7 million in the second quarter ended August 3, 1996 compared to the second quarter ended July 29, 1995 due to a decrease in the weighted average outstanding borrowings partially offset by an increase in the Company's weighted average interest rates.

    Net Loss. The $2.4 million net loss for the second quarter ended August 3, 1996 compares to a $6.1 million net loss in the second quarter ended July 29, 1995. The $3.7 million reduction in the loss for the quarter is due to the comparable store sales increase, higher gross margin rate, lower SG&A expenses and lower interest expense.

Twenty-Six Weeks Ended August 3, 1996 Compared to Twenty-Six Weeks Ended July 29, 1995
- ------------------------------------------------------------------------------
    Sales. The Company's sales decreased by $12.9 million or 6.0% in the first half of 1996 compared to the first half of 1995 while the Company
operated approximately 20% fewer stores.   During  the first half of the year,
comparable store sales increased 4.8%.

    Gross Profit. Gross profit as a percentage of sales increased to 35.3% in the second quarter ended August 3, 1996, from 34.7% in the second quarter ended July 29, 1995. The increase in the gross margin rate is due to an improved merchandise mix, offset in part by increased merchandise shrink.

    Selling, General and Administrative Expenses. SG&A as a percentage of sales decreased to 32.6% in the first half of 1996 from 35.3% in the first half of 1995. The $9.9 million decrease in SG&A was due to the increase in comparable store sales, closing of underperforming stores and receipt of $2.5 million upon the termination of a business development agreement.

    Interest Expense. Interest expense decreased $1.2 million in the first half of 1996 compared to the first half of 1995. The decrease was due to a decrease in the weighted average outstanding borrowings partially offset by an increase in the Company's weighted average interest rates.

    Net Loss. The $5.1 million net loss for the first half of 1996 compares to a $10.2 million net loss in the first half of 1995. The $5.1 million reduction in the loss for the first half is due to the comparable store sales increase, higher gross margin rate, lower SG&A expenses and lower interest expense.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Sources of Capital. Cash used by operating and investing activities in the first half of the fiscal year were financed through borrowings under the Company's revolving credit facilities, which permit aggregate borrowings of up to $61.2 million.

    The Company's cash flow from operating activities typically decreases significantly during the second quarter and year-to-date periods due to repayments of accounts payable and lower sales volume at this time of year. During the first half of 1996 the Company's cash flow used by operations was $26.8 million, compared to $65.5 million in the first half of 1995. The most significant uses of cash in the period were the $54.8 million in normal reductions of accounts payable and $6.1 million of expenditures relating to the Company's underperforming store closing program. Cash flow from the reduction of merchandise inventory was $25.9 million in the first half of 1996.

    The level of the revolving credit facilities is considered adequate to finance the seasonally higher inventory requirements in the second half of the year. At fiscal year end 1996 and through the first half of fiscal 1997, inventory reduction will continue due to the additional store closings. The Company is currently in compliance with all covenants under its credit and long-term note agreements as of and for the period ended August 3, 1996.


CAPITAL EXPENDITURES

    During the second quarter of 1996, the Company had capital expenditures of $2.2 million. Total capital expenditures for the first half of 1996 were $3.0 million out of a planned fiscal 1996 capital expenditure budget of approximately $12.0 million, net of construction allowances. During the first half of 1996 two stores were relocated and no new stores were opened. Capital expenditures and new store growth will continue to be curtailed throughout 1996 while management's strategy continues to be focused on closing underperforming stores and reducing outstanding debt.

PROVISION FOR BUSINESS RESTRUCTURING

    During the fourth quarter of 1995 the Company undertook a comprehensive examination of store profitability and adopted a second business restructuring plan which when combined with the 1994 restructuring charge included closing over 300 stores out of 700 stores in operation during 1994. Management concluded that select retail entertainment markets had begun to reflect an overcapacity of retail outlets, and large discount-priced electroncis stores and other superstores were having an adverse impact on certain of the Company's retail stores. This resulted in the Company recording a $35 million pre-tax restructuring charge in 1995. The components of the restructuring charge included approximately $24 million in reserves for future cash outlays and approximately $11 million in asset writedowns. The cash outflows will be financed from operating cash flows and liquidation of merchandise inventory from the stores identified for closure. The timing of the store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. Management will continually review the opportunity to accelerate the closing of underperforming stores.

    Twenty-six stores were closed in the second quarter of 1996, bringing the total number of closures to 222 through the end of the second quarter of 1996. Annual sales associated with the stores closed in the second quarter of 1996 totaled $13.1 million in 1995. Because the remaining store closures will be phased out over 1996 and 1997, the Company will not receive most of the earnings or cash flow benefits from the restructuring program until fiscal 1997.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                          PART II: OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------

    The Company's 1996 Annual Meeting of Shareholders was  held  on  June   5,
    1996.   At  the  meeting,  all of management's nominees for directors were elected to the Board of Directors.

    Item 6.        Exhibits and Reports on Form 8-K.
                   ---------------------------------

    (A)    Exhibits

    Exhibit No.          Description                                  Page No.
    -----------          -----------                                  --------

    4.1 Amended and Restated Note Agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Oaktree Capital Management, LLC, as agent and on behalf of certain funds and accounts, Fernwood Associates, L.P., Fernwood Restructuring, Ltd. and Internationale Nederlanden (U.S.) Capital Corporation

    4.2 Amended and Restated Note Agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated

    4.3 Form of Amended and Restated Revolving Credit Agreement entered into among the Company and each of NBD Bank, Bear, Stearns & Co., Inc., Banco Santander Trust & Banking Corporation (Bahamas) Ltd. and Merrill Lynch, Pierce, Fenner & Smith Incorporated

    (B) Reports on Form 8-K - None.

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


                                  TRANS WORLD ENTERTAINMENT CORPORATION

         September 17, 1996           By: /s/ ROBERT J. HIGGINS
                                          ---------------------
                                          Robert J. Higgins
                                          President and Director
                                          (Principal Executive Officer)


         September 17, 1996           By: /s/ JOHN J. SULLIVAN
                                          --------------------
                                          John J. Sullivan
                                          Senior Vice President - Finance
                                          Chief Financial Officer
                                          (Chief Financial and
                                          Accounting Officer)