Form 10-Q
period 1996-12-17
TRANS WORLD ENTERTAINMENT CORP
filed 1996-12-17
CIK 795212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT FOR THE QUARTERLY PERIOD ENDED
       _X_   NOVEMBER 2, 1996

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

                          Common Stock, $.01 par value,
               9,742,325 shares outstanding as of November 30, 1996.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                              TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

   Item 1 - Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets -- November 2, 1996,
       February 3, 1996 and October 28, 1995                               3

     Condensed Consolidated Statements of Income -- Thirteen
       Weeks and Thirty-Nine Weeks Ended November 2, 1996
       and October 28, 1995                                                5

     Condensed Consolidated Statements of Cash Flows --
       Thirty-Nine Weeks Ended November 2, 1996 and
       October 28, 1995                                                    6

     Notes to Condensed Consolidated Financial Statements                  7

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9


 PART II. OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                              13

   Signatures                                                             13

                       PART  I.  FINANCIAL  INFORMATION
                        Item  1 - Financial Statements
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                           November 2, February 3, October 28,
                                                 1996        1996        1995
                                           -----------------------------------
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents                    $8,324     $86,938      $6,618
   Merchandise inventory                       214,084     194,577     258,379
   Refundable income taxes                        ---        8,308        ---
   Deferred tax asset                           14,478       8,465      13,585
   Other current assets                         11,193      11,008      20,636
                                              --------------------------------
 Total current assets                          248,079     309,296     299,218
                                              --------------------------------
 VIDEOCASSETTE RENTAL INVENTORY, NET             5,926       6,722       7,334
 DEFERRED TAX ASSET                                430         430         505
 FIXED ASSETS:
   Property, plant and equipment               170,288     171,716     177,431
   Less: Fixed asset write-off reserve           9,781      12,324       6,346
     Accumulated depreciation
     and amortization                           96,106      89,391      91,510
                                              --------------------------------
                                                64,401      70,001      79,575
                                              --------------------------------
 OTHER ASSETS                                    3,558       3,882       4,048
                                              --------------------------------
 TOTAL ASSETS                                 $322,394    $390,331    $390,680
                                              ================================

 See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                           November 2, February 3, October 28,
                                                 1996        1996        1995
                                           -----------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Accounts payable                           $116,936    $131,302    $132,942
   Notes payable                                32,806      65,260      69,759
   Accrued expenses and other                    4,418       6,266       5,820
   Store closing reserve                        15,262      24,275       2,514
   Current portion of long-term
     debt and capital leases                     8,603       3,420      63,106
                                              --------------------------------
 Total current liabilities                     178,025     230,523     274,141
                                              --------------------------------
 LONG-TERM DEBT, less
   current portion                              44,912      53,770         574
 CAPITAL LEASE OBLIGATIONS,
   less current portion                          6,531       6,594       6,615
 OTHER LIABILITIES                               6,296       5,340       5,181
                                              --------------------------------
 TOTAL LIABILITIES                             235,764     296,227     286,511
                                              --------------------------------
 SHAREHOLDERS' EQUITY:
   Common stock ($.01 par value;
     20,000,000 shares authorized;
     9,783,594, 9,731,208 and
     9,731,208 issued, respectively)                98          97          97
   Additional paid-in capital                   24,417      24,236      24,236
   Treasury stock at cost (41,394,
     48,394 & 48,394 shares,
     respectively)                                (407)       (503)       (503)
   Unearned compensation - restricted stock       (144)       ---         ---
   Retained earnings                            62,666      70,274      80,339
                                              --------------------------------
 Total shareholders' equity                     86,630      94,104     104,169
                                              --------------------------------
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $322,394    $390,331    $390,680
                                              ================================

 See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)

                               Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                               -----------------------------------------------
                               November 2, October 28, November 2, October 28,
                                     1996        1995        1996        1995
                               -----------------------------------------------
 Sales                             $97,583    $103,165    $300,922    $319,369
 Cost of sales                      61,366      67,195     192,920     208,430
                                   -------------------------------------------
 Gross profit                       36,217      35,970     108,002     110,939
 Selling, general and
  administrative expnses            33,899      36,832     100,262     113,123
 Depreciation and amortization       3,475       3,978      10,655      12,333
                                   -------------------------------------------
 Loss from operations               (1,157)     (4,840)     (2,915)    (14,517)
 Interest expense                    2,657       3,635       8,800      10,954
                                   -------------------------------------------
 Loss before income tax benefit     (3,814)     (8,475)    (11,715)    (25,471)
 Income tax benefit                 (1,337)     (3,382)     (4,107)    (10,163)
                                   -------------------------------------------
 NET LOSS                          ($2,477)    ($5,093)    ($7,608)   ($15,308)
                                   ===========================================
 LOSS PER SHARE                     ($0.25)     ($0.52)     ($0.78)     ($1.57)
                                   ===========================================
 Weighted average number of common
 shares outstanding                  9,741       9,733       9,738       9,723
                                   ===========================================


 See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       November 2, October 28,
                                                             1996        1995
                                                       -----------------------
 NET CASH USED BY OPERATING ACTIVITIES                    ($37,680)   ($69,305)
                                                       -----------------------
 INVESTING ACTIVITIES:
   Acquisition of property and equipment                    (5,576)     (6,354)
   Disposal of videocassette rental
     inventory, net of amortization                            796         138
                                                       -----------------------
 Net cash used by investing activities                      (4,780)     (6,216)
                                                       -----------------------
 FINANCING ACTIVITIES:
   Net decrease in revolving line of credit                (32,454)     (5,188)
   Payments of long-term debt and capital
     lease obligations                                      (3,738)     (2,764)
   Capital stock transactions, net                              38         ---
                                                       -----------------------
 Net cash used by financing activities                     (36,154)     (7,952)
                                                       -----------------------
 Net decrease in cash and cash equivalents                 (78,614)    (83,473)
 Cash and cash equivalents, beginning of period             86,938      90,091
                                                       -----------------------
 Cash and cash equivalents, end of period                   $8,324      $6,618
                                                       =======================

 See Notes to Condensed Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 Note 1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries (the Company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method.

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


 Note 2.  Restructuring Reserve

 The Company recorded a pre-tax restructuring charge of $35 million in January, 1996 to reflect the anticipated costs associated with a program to close 163 stores through fiscal 1997. This charge is in addition to a $21 million restructuring charge recorded in fiscal 1994 to reflect the costs associated with the closing of 179 stores (versus a plan of 143). The restructuring charge includes the write-down of fixed assets, estimated cash payments to landlords for early termination of operating leases and the cost of returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender, and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while it worked to renegotiate its credit agreements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 Note 2.  Restructuring Reserve (cont'd)

 Total costs charged to the restructuring reserves during the first nine months of 1996 are summarized as follows:

                         First       First      Second       Third       Third
                       Quarter     Quarter     Quarter     Quarter     Quarter
                     Beginning     Charges     Charges     Charges      Ending
                       Reserve     Against     Against     Against     Reserve
                       Balance     Reserve     Reserve     Reserve     Balance
                       -------------------------------------------------------
                       (in thousands)

 Non-cash write-offs   $13,906      $1,810      $1,139      $1,026      $9,931
 Cash outflows          22,693       2,300       3,768       1,513      15,112
                       -------------------------------------------------------
         Total         $36,599      $4,110      $4,907      $2,539     $25,043
                       =======================================================

 Note 3. Seasonality

 The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. In the past three fiscal years, before considering restructuring charges, the fourth quarter has represented substantially all of the Company's net income for the year.


 Note 4. Earnings (Loss) Per Share

 Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each fiscal period. Common stock equivalents, which relate to employee stock options, are excluded from the calculations, as their inclusion would have an anti-dilutive impact on the loss per share.

                        PART I. FINANCIAL INFORMATION
          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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


 RESULTS OF OPERATIONS

 Thirteen Weeks Ended November 2, 1996 (Third Quarter 1996) Compared to Thirteen Weeks Ended October 28, 1995 (Third Quarter 1995)
------------------------------------------------------------------------------

 Sales. The Company's total sales declined $5.6 million or 5.4% for the third quarter ended November 2, 1996 compared to the third quarter ended October 28, 1995. The decrease in sales is due to the Company operating approximately 20% fewer stores offset by a comparable store sales increase of 4.3%. During the past 12 months, the Company opened 5 stores and closed 113 stores, resulting in a 0.4 million net decrease in square footage to 2.2 million square feet in operation.

 Gross Profit. Gross profit as a percentage of sales increased to 37.1% in the third quarter ended November 2, 1996 from 34.9% in the third quarter ended October 28, 1995. The increase in the gross margin rate is due to improvements in merchandising mix and merchandise discounts received from vendors.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales decreased to 34.7% in the third quarter of 1996, from 35.7% in the third quarter of 1995. The percentage decrease is due to an increase in comparable store sales and a decrease in S,G&A expenses, primarily related to the closure of underperforming stores.

 Interest Expense. Interest expense decreased to $2.7 million in the third quarter ended November 2, 1996 from $3.6 million in the third quarter ended October 28, 1995. Although interest rates were higher in the third quarter of 1996, amounts outstanding under the Company's loan agreements were lower than in the same period of 1995. Total debt as of November 2, 1996 is $86 million, versus $133 million a year ago. Long-term debt is $53 million, compared to $63 million in the comparable 1995 period.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


 Net Loss. The $2.5 million net loss for the third quarter ended November 2, 1996 compares to a $5.1 million net loss in the third quarter ended October 28, 1995. The $2.6 million reduction in the loss for the quarter is due to a comparable store sales increase, higher gross margin rate, lower SG&A expenses and lower interest expense.



 Thirty-Nine Weeks (Nine Months) Ended November 2, 1996 Compared to Thirty-Nine Weeks (Nine Months) Ended October 28, 1995
 -----------------------------------------------------------------------------

 Sales. The Company's sales decreased by $18.4 million or 5.8% in the first nine months of 1996 compared to the first nine months of 1995 while the
 Company operated approximately 20% fewer stores. During the first nine months of the year, comparable store sales increased 4.6%.

 Gross Profit. Gross profit as a percentage of sales increased to 35.9% in the nine months ended November 2, 1996 from 34.7% in the nine months ended October 28, 1995. The increase in the gross margin rate is due to improvements in merchandising mix and merchandise discounts received from vendors.

 Selling, General and Administrative Expenses. S,G&A as a percentage of sales decreased to 33.3% in the first nine months of 1996 from 35.4% in the first nine months of 1995. Receipt of $2.5 million upon the termination of a business development agreement accounted for 0.8% of the improved percentage. The increase in comparable store sales and the closing of underperforming stores also contributed to the improved percentage.

 Interest Expense. Interest expense decreased to $8.8 million in the nine months ended November 2, 1996 from $11.0 million in the nine months ended October 28, 1995. Although interest rates were higher in 1996, amounts outstanding under the Company's loan agreements were lower than in the same period of 1995. Total debt as of November 2, 1996 is $86 million, versus $133 million a year ago. Long-term debt is $53 million, compared to $63 million in the comparable 1995 period.

 Net Loss. The $7.6 million net loss for the first nine months of 1996 compares to a $15.3 million net loss in the first nine months of 1995. The $7.7 million reduction in the loss for the first nine months is due to the comparable store sales increase, higher gross margin rate, lower SG&A expenses, lower interest expense and a $1.6 million after tax benefit upon termination of a business development agreement.

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

 The Company's working capital at November 2, 1996 was $70.0 million and its ratio of current assets to current liabilities was 1.4 to 1. During the first nine months of 1996 the Company's cash flow used by operations was $37.7 million, compared to $69.3 million used in the first nine months of 1995. The most significant uses of cash in the period were $14.3 million in normal reductions of accounts payable, $19.5 million in inventory purchases and $9.0 million of expenditures relating to the Company's underperforming store closing program.

 The Company is in compliance with all covenants under its credit and long-term note agreements as of and for the period ended November 2, 1996.


 CAPITAL EXPENDITURES

 During the third quarter of 1996, the Company had capital expenditures of $2.6 million. Total capital expenditures for the first nine months of 1996 were $5.6 million out of a planned fiscal 1996 capital expenditure budget of approximately $12.0 million, net of construction allowances. During the quarter ten stores were either opened or relocated bringing the year-to-date total to twelve new stores. Although management's strategy continues to be focused on closing underperforming stores and reducing outstanding debt, new stores are being opened and existing stores are being relocated if the economic conditions are favorable.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


 PROVISION FOR BUSINESS RESTRUCTURING

 During the fourth quarter of fiscal 1995 the Company undertook a comprehensive examination of store profitability and adopted a second business restructuring plan which when combined with the 1994 restructuring charge included closing over 300 stores out of 700 stores in operation during 1994. Management concluded that select retail entertainment markets had begun to reflect an overcapacity of retail outlets, and large discount-priced electronics stores and other superstores were having an adverse impact on certain of the Company's retail stores. This resulted in the Company recording a $35 million pre-tax restructuring charge in 1995. The components of the restructuring charge included approximately $24 million in reserves for future cash outlays and approximately $11 million in asset writedowns. The cash outflows will be financed from operating cash flows and liquidation of merchandise inventory from the stores identified for closure. The timing of the store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. Management will continually review the opportunity to accelerate the closing of underperforming stores.

 Sixteen stores were closed in the third quarter of 1996, bringing the total number of closures to 238 through the end of the third quarter of 1996. Annual sales associated with the stores closed in the third quarter of 1996 totaled $8.1 million in 1995. The Company is experiencing improved earnings and cash flow benefits as a result of the restructuring program and expects continued improvement as the remaining store closures are completed throughout the remainder of 1996 and 1997.

                         PART II - OTHER INFORMATION
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

   Item 6 - Exhibits and Reports on Form 8-K
   -----------------------------------------

     (A)  Exhibits

           Exhibit No.            Description            Page No.
           -----------            -----------            --------
               27           Financial Data Schedule
                          (electronically filing only)

     (B)  Reports on Form 8-K - None.

   Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                            SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      TRANS WORLD ENTERTAINMENT CORPORATION

          December 17, 1996 By: /s/ ROBERT J. HIGGINS
                            -------------------------
                            Robert J. Higgins
                            Chairman, President and Chief Executive Officer (Principal Executive Officer)


          December 17, 1996 By: /s/ JOHN J. SULLIVAN
                            ------------------------
                            John J. Sullivan
                            Senior Vice President - Finance
                            Chief Financial Officer
                            (Chief Financial and Accounting Officer