Form 10-K
period 1997-02-01
TRANS WORLD ENTERTAINMENT CORP
filed 1997-05-02
CIK 795212

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

          X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES  EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                      OR


         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ............ TO ............

                       COMMISSION FILE NUMBER:  0-14818

                    TRANS WORLD ENTERTAINMENT CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 New York                         14-1541629
     ------------------------------          --------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification Number)

                             38 Corporate Circle
                            Albany, New York 12203
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (518) 452-1242
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of April 23, 1997 9,747,849  shares  of  the  Registrant's  Common  Stock,
excluding 41,394  shares  of  stock   held   in  Treasury,  were  issued  and
outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $11 3/8 on the NASDAQ National Market System on April 23, 1997, was approximately $48,500,000. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 54.7% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

PART I

Item 1.    BUSINESS

General

Trans World Entertainment Corporation (which, together with its consolidated subsidiaries, is referred to herein as the "Company") was incorporated in New York in 1972. Trans World Entertainment Corporation owns 100% of the outstanding common stock of Record Town, Inc., through which the Company's principal retail operations are conducted.

The Company operates a chain  of  retail  entertainment  stores  in  a  single industry segment. Sales were $481.7 million during the fiscal year ended February 1, 1997 (referred to herein as "1996"). The Company is one of the largest specialty retailers of compact discs, prerecorded audio cassettes, prerecorded videocassettes and related accessories in the United States. At February 1, 1997, the Company operated 479 stores in 34 states, the District of Columbia and the Virgin Islands, with the majority of the stores concentrated in the Eastern half of the United States. The Company's business is highly seasonal in nature, with the peak selling period being the Christmas holiday in the fourth fiscal quarter.

In order to streamline operations and increase profitability, the Company closed 85 stores in 1996, 151 stores in 1995 and 28 stores in 1994 as part of a restructuring plan originally announced in the fourth quarter of 1994. New store openings have been significantly curtailed with only 22 new stores opening in 1996 and 9 new stores opening in 1995. The Company anticipates that its restructuring plan will be completed during 1997. See "Business Restructuring" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

The Company's central distribution facility currently serves all of its retail stores with weekly shipments to each store providing for approximately 80% of their retail product requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers distributors and other wholesale companies.

The Company's principal executive offices are located at 38 Corporate Circle, Albany, New York, 12203, and its telephone number is (518) 452-1242.

Business Restructuring

The Company's performance in 1996 confirmed the success of a restructuring plan that began in the fourth quarter of 1994. Management concluded that intense competition from existing retailers and new entrants, combined with changing customer demand and declining mall traffic, was adversely impacting certain of the Company's retail markets. The Company recognized and responded to these conditions before any of its competitors and as a result has nearly completed its restructuring.

The Company's restructuring included closing underperforming stores, improving operating efficiencies and restructuring its debt. In order to reduce its portfolio of stores to a strong core of profitable locations in desirable geographic markets, the Company continued to focus on improving the profitability of existing stores and streamlining its operations by closing unprofitable stores. As of February 1, 1997, the Company has closed or relocated a total of 264 stores and an additional 77 stores are forecasted to close or relocate in 1997.

To illustrate the impact of the store closings, the table below sets forth the store openings and closings over the past two fiscal years, and a forecast for
the  1997  fiscal  year.   Store closings are not concentrated in a particular
format or  geographic  region  and  store  openings  in  the  forecast  do not necessarily represent commitments.  See "Management's Discussion and  Analysis of  Financial  Condition  and  Results  of  Operations-Liquidity  and  Capital
Resources".

                                          Fiscal Year
                                    ------------------------
                                    Forecast
                                     1997     1996     1995
                                    ------------------------
MALL
 Beginning of the Period              356      379      431
Openings                               66       19        7
Closings                              (70)     (42)     (59)
                                    ------------------------
 End of the Period                    352      356      379

NON MALL/OTHER
 Beginning of the Period              123      163      253
Openings                                4        3        2
Closings                               (7)     (43)     (92)
                                    ------------------------
 End of the Period                    120      123      163

TOTAL COMPANY
 Beginning of the Period              479      542      684
Openings                               70       22        9
Closings                              (77)     (85)    (151)
                                    ------------------------
 End of the Period                    472      479      542
                                    ========================

Store Formats

The Company operates stores in a number of distinct formats. The Company's merchandising strategy is to offer customers a broad selection of titles at competitive prices in convenient and attractive store locations.

Mall Stores. At February 1, 1997, the Company operated 177 full-line mall stores, generally under the name of "Record Town". These stores, located primarily in large shopping malls, average approximately 3,000 square feet, with certain stores ranging in excess of 7,000 square feet. Mall stores focus on in-store presentation, broad selection of products and convenient locations. The full-line mall format averaged approximately $280 in sales per square foot in 1996.

Specialty Mall Stores. Operating under the name "Tape World", the Company had 52 specialty mall stores at February 1, 1997. The average square footage of these specialty stores was approximately 1,300 square feet, generating average sales per square foot of $400 in 1996. These specialty mall stores offer a less diverse product selection than the larger full-line mall stores.

Video-for-Sale. Dedicated primarily to the sale of prerecorded video products, the Company operated 56 stores under the name "Saturday Matinee" on February 1, 1997. Located in shopping malls, these stores averaged 2,100 square feet. The average sales per square foot was $325 in 1996.

Combination Stores. Combination stores sharing common store fronts of "Record Town" and "Saturday Matinee" accounted for 70 of the 479 total stores in operation at February 1, 1997. This format averages 7,500 square feet with combination superstores having square footage as great as 16,000 square feet. These stores offer the consumer an exciting combination of music and video-for-sale products conveniently located in one store. In 1996, the average sales per square foot was approximately $240.

The Company currently operates two multimedia superstores under the name "F.Y.E." or "For Your Entertainment". First introduced in 1993, F.Y.E combines its broad assortment of music and video titles with a game arcade, coffee bar, and an extensive product mix of books, games, accessories and boutique items. F.Y.E is designed to be a semi-anchor or destination retailer in major regional malls. The two stores that are currently in operation are located in Trumbull, CT and Victor, NY with square footage of approximately 27,000 and 45,000 square feet, respectively.

Non-Mall Stores. Freestanding stores accounted for 100 of the 479 stores in operation at February 1, 1997, substantially all of which operate under the name "Coconuts". These stores are designed for free-standing, strip center and downtown locations in areas of high population density. The majority of the freestanding stores range in size from 4,000 to 8,000 square feet. Six of the freestanding stores are Coconuts "superstores" that average approximately 14,000 square feet. Freestanding stores carry a more extensive product assortment with an emphasis on competitive pricing. Average sales per square foot were approximately $205 in 1996.

The Company's non-mall stores also include a video rental format. These stores operate under the tradename "Movies Plus". As of February 1, 1997, the Company operated 22 stores averaging approximately 5,500 square feet.


Products

The Company's stores offer a full assortment of compact discs, prerecorded audio cassettes, prerecorded videocassettes, blank audio and videotape and related accessories. Sales by category as a percent of total sales over the past three years were as follows:

                                            Fiscal Year Ended
                                  February 1,   February 3,    January 28,
                                        1997          1996           1995

Compact discs                           50.1%         49.2%          46.5%
Prerecorded audio cassettes             22.2          25.5           28.9
Prerecorded videocassettes              18.6          16.7           15.5
Other                                    9.1           8.6            9.1
                                  -----------   -----------   ------------
TOTAL	                               100.0%        100.0%         100.0%
                                  ===========   ===========   ============

Prerecorded Music. The Company's music stores offer a full assortment of compact discs and prerecorded audio cassettes approximately 67% of which is purchased from six major manufacturers. Music categories include rock, country, urban, pop, rap, gospel, jazz, classical and soundtracks. Merchandise inventory is generally classified for inventory management purposes in three groups: "hits", which are the best selling new releases, "fast moving" titles, which generally constitute the top 1,000 titles with the highest rate of sale in any given month, and "catalog" items that customers purchase to build their collections.

The Company's prerecorded music product mix has continued to shift from audio cassettes to the increasingly popular compact discs. Since 1994, the unit sales of compact discs has exceeded the unit sales of audio cassettes. The Company believes this trend will continue in the future.

Video Products. The Company offers prerecorded videocassettes for sale in a majority of its stores, with the selection of titles ranging up to 8,000 depending on the size and sales volume of each store. The sell-through business has been stimulated by lower list prices offered by the movie studios creating a greater acceptance by the consumer.

Digital Versatile Discs ("DVD"), a new video technology, was introduced in March 1997. DVD offers a quality that exceeds both the current VHS and CD formats; in addition, DVD offers the consumer more storage than the current CD. The Company is currently testing consumer acceptance of this product by making it available in select markets, but does not expect the product will have a significant financial impact in 1997.

Other Products. The Company stocks and promotes brand name blank video and audio cassette tapes as well as accessory products for compact discs, audio cassettes and videocassettes including maintenance and cleaning products, home and portable storage cases, headphones, portable electronics and video games.

Advertising

The Company makes extensive use of in-store advertising circulars and signs and also pursues a mass-media marketing program for its freestanding stores through advertisements in newspapers, radio, and television. Most of the vendors from whom the Company purchases merchandise offer their customers advertising allowances to promote their products.

Competition

The prerecorded music and video specialty retail industry is highly competitive with numerous chains and discount stores selling prerecorded music and video merchandise. Several large national retail chains, that operate book or electronic superstores have expanded their product lines to include music and video departments in an effort to increase store traffic. The impact of the national chains on the traditional specialty retailer has been to reduce customer traffic and revenues. As a result, many of the Company's competitors are experiencing financial difficulties which have resulted in increased bankruptcy filings and corporate restructurings. Many of the major music vendors are enforcing programs to eliminate loss leader pricing strategies, such as the Minimum Advertised Pricing ("MAP") programs, which penalizes sellers for not complying with vendor pricing programs. The MAP programs have been a success and have stabilized prices.

The Company has formulated a number of different strategies to compete against the increased number of music and video software retailers. The Company continues to use competitive pricing programs based on market conditions, and although competitive pricing is important, management believes the positioning of its stores within successful regional malls is equally important in competing for mall customers. Management believes that the large regional malls in which the Company operates have not been materially impacted by the increase in the number of stores operated by non-mall competitors.

The increase in the number of competitors and their pricing structures has made achieving meaningful comparable store sales gains difficult; however, during 1996 the Company experienced positive comparable store sales in each of its fiscal quarters. The Company believes that its convenient locations, customer service and product assortments in addition to its pricing strategies will enable it to remain competitive.

Seasonality

The Company's  business  is  seasonal  in  nature.   The  fourth quarter which
includes the month of December and the Christmas holiday season constitutes the Company's peak selling period, totaling 37.5% of annual sales in 1996.


Distribution and Merchandise Operations

The Company's distribution facility uses certain automated and computerized systems designed to manage product receipt, storage and shipment. Generally, price tickets and bar-coded product information are attached to each piece of merchandise before it leaves the distribution center. Store inventories of regular product are replenished in response to detailed product sale information that is transmitted to the central computer system from each outlet after the close of the business day. Shipments from the facility to each of the Company's stores are made at least weekly and currently provide the Company's stores with approximately 80% of their product requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers distributors and other wholesale company's.

Company-owned trucks service approximately 30% of the Company's stores; the balance is serviced by several common carriers chosen on the basis of geographic and rate considerations. No contractual arrangements exist between the Company and any common carriers. The Company's sales volume and centralized product distribution facility enable it to take advantage of transportation economies.

During 1994, the Company contracted with an equipment supplier and facilities engineering company to more completely automate the product picking, distribution and returns functions of its distribution center. These enhancements were operational in 1996 and the Company is continuing to fine tune its operations. The remaining equipment testing and implementation continued in 1996 and is expected to be completed in 1997. The Company believes that the existing distribution center is adequate to meet the Company's planned business needs, and additional improvements will be completed primarily for operational efficiency.

Suppliers and Purchasing

The Company purchases inventory for its stores from approximately 400 suppliers on an unsecured basis. Approximately 67% of purchases in 1996 were made from the six largest suppliers: Warner/Electra/Atlantic Corp., Sony Music, EMD, PolyGram, Universal and BMG Music.

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

The Company produces store fixtures for all of its new stores and store remodels in its manufacturing facility located in Johnstown, New York. Production of store fixtures did not have a material financial impact in 1996, and management does not anticipate that such manufacturing will constitute a significant element of its business in 1997.

Trade Customs and Practices

Under current trade practices, retailers of prerecorded audio cassettes and compact discs are entitled to return products they have purchased from major vendors for other titles carried by these vendors; however, the returns are subject to merchandise return penalties. This industry practice permits the Company to carry a wider selection of music titles and at the same time reduce the risk of obsolete inventory. Most manufacturers and distributors of prerecorded videocassettes offer return privileges comparable to those with prerecorded music, but with fewer merchandise return penalties. Video rental products are not eligible for return to the manufacturers. Product return credit is applied as a reduction against current merchandise product payments. In some instances, the Company's suppliers limit return privileges relative to current gross inventory purchases. However, manufacturers' return privilege policies have changed in the past and may change in the future. The merchandise return policies have not changed significantly during the past five years, but any future changes in these policies could impair the value of the Company's inventory. The Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

Employees

The Company employs approximately 4,100 people, of whom 700 are employed on a full-time salaried basis, 1,300 are employed on a full-time hourly basis, and the remainder on a part-time hourly basis. The Company hires temporary help during peak seasons to assure continued levels of customer service. Store managers report to district managers, each of who, in turn, reports to a regional manager. In addition to their salaries, store managers, district managers and regional managers have the potential to receive incentive compensation based on store sales and profitability. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees.

Retail Information Systems

All store sales data and product purchasing information are collected centrally utilizing the IBM AS/400 midrange configuration. The Company's information systems manage a database of over 150,000 active sku's in prerecorded music, video and accessory products. The system processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations.

Trademarks and Service Marks

The Company operates stores under various names and marks, including the service marks "Record Town", "Tape World", "Coconuts", "Saturday Matinee", "Movies Plus" and "F.Y.E." that are registered in the United States Patent and Trademark Office. The Company intends to continue to use these names and marks, among others, for its stores, with the choice of name for a specific store depending upon the type of store and its location.

Item 2.  PROPERTIES

Retail Stores

At February 1, 1997, the Company operated 479 retail outlets. The Company owns one real estate site, which it formerly operated as a retail outlet and currently leases. All of the Company's retail stores are under operating leases with various terms and options. Substantially all of its stores provide for payment of fixed monthly rentals, a percentage of the gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes, insurance and utilities. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of February 1, 1997:

                1997............92         2001............52
                1998............45         2002............45
                1999............37         2003............57
                2000............73         2004 & Beyond...78

The Company expects that as these leases expire, it will be able to either obtain renewal leases, if desired, or to obtain leases for other suitable locations. Included in the table above are several month-to-month leases under negotiations for renewal; these leases are included as part of leases due to expire in 1997. Certain of the stores scheduled to close as part of the restructuring plan will be closed upon the expiration of the applicable store lease.


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

The Company leases an 86,000 square foot facility in Johnstown, N.Y., where it manufactures its store fixtures. The seven-year operating lease expires in 1998.

Item 3.  LEGAL PROCEEDINGS

The Company has no material legal proceedings pending against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Supplementary Items - Identification of Executive Officers of the Registrant
----------------------------------------------------------------------------

(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The name, age, principal occupation and period of service as an executive officer of the Company for each executive officer are set forth below.

Robert J. Higgins                                                      Age 55
                                          President, Chief Executive Officer,
                               Chairman of the Board and Director  Since 1973

Robert J. Higgins founded the Company in 1972 and has participated in its operations since 1973. Mr. Higgins has served as President, Chief Executive Officer and a director of the Company for more than the past five years, and is the principal shareholder in the Company.

Edward W. Marshall, Jr.                                                Age 51
                           Executive Vice President of Operations  Since 1989

Edward W. Marshall, Jr. has been Executive Vice President of the Company since August 1994. He served as Senior Vice President-Operations of the Company since January 1991 and was Vice President of Operations upon joining the Company in May 1989. Prior to joining the Company, Mr. Marshall was Vice President of Operations for Morse Shoe, a retail store operator.

James A. Litwak                                                        Age 43
        Executive Vice President of Merchandising and Marketing    Since 1996

James A. Litwak joined the Company in May 1996 as Executive Vice President of Merchandising and Marketing. Prior to joining the Company, Mr. Litwak served as Senior Vice President and General Merchandise Manager of DFS Group Limited, an international retailer of in-airport duty free shops. Prior to joining DFS Group Limited, Mr. Litwak held several executive positions in his fourteen year career at R.H. Macy's Company with the most recent being President of Merchandising for Macy's West responsible for developing marketing, merchandising and product launch programs to fuel growth for the 50 store division.

John J. Sullivan                                                       Age 44
     Senior Vice President, Treasurer and Chief Financial Officer  Since 1991

John J. Sullivan has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since May 1995. Mr. Sullivan joined the Company in June 1991 as the Corporate Controller and was named Vice President of Finance and Treasurer in June of 1994. Prior to joining the Company, Mr. Sullivan was Vice President and Controller for Ames Department Stores, a discount department store chain.

Bruce J. Eisenberg                                                     Age 37
                             Senior Vice President of Real Estate  Since 1993

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

PART II


Item  5.   MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


Market Information. The Company's Common Stock is traded on the over-the-counter market and quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market System under the symbol "TWMC". As of April 23, 1997, there were approximately 400 shareholders of record. However, management believes that a significant number of shares are held by brokers under a "nominee name" and that the actual beneficial shareholder count exceeds 1,000. The following table sets forth fiscal quarterly high and low last sale prices as reported by NASDAQ for the period from January 30, 1995 through January 31, 1997, and the closing price as of April 23, 1997.

                                   Last
                                   Sales
                                   Prices

             1995              High        Low
             1st Quarter	   $6          $4
             2nd Quarter        5 1/4       3 3/8
             3rd Quarter        4 7/8       2 1/4
             4th Quarter        3 1/2       1 3/4

             1996

             1st Quarter       $5 3/8      $2 1/2
             2nd Quarter        7 1/4       4 1/2
             3rd Quarter        9 1/2       4 7/8
             4th Quarter        8 3/4       6 1/4

                                     1997
                        April 23, closing price $ 11 3/8

Dividend Policy. The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreements currently in place do not permit payment of cash dividends. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreements and such other factors as the Board of Directors of the Company may consider.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company. The selected balance sheet and income statement data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     Fiscal Year Ended (1)
                           February 1,  February 3,  January 28,  January 29,  January 30,
                                 1997         1996         1995         1994         1993
                           ---------------------------------------------------------------
                                        (in thousands except per share and store data)
INCOME STATEMENT DATA:

Sales                        $481,657     $517,046     $536,840     $492,553     $454,916
Cost of sales                 308,952      340,754      341,422      307,834      280,572
                             ------------------------------------------------------------
Gross profit                  172,705      176,292      195,418      184,719      174,344
Selling, general and
 administrative expenses      136,084      150,628      158,637      147,644      133,768
Restructuring charge              ---       35,000       21,000          ---          ---
Depreciation and
 amortization                  14,134       16,125       16,932       14,655       13,310
                              -----------------------------------------------------------
Income (Loss) from operations  22,487      (25,461)      (1,151)      22,420       27,266
Interest expense               10,767       14,222        9,540        5,971        5,627
                              -----------------------------------------------------------
Income (Loss) before
 income taxes                  11,720      (39,683)     (10,691)      16,449       21,639
Income tax expense (benefit)    4,618      (14,310)      (4,435)       6,626        8,374
                              -----------------------------------------------------------
Net income (loss)              $7,102     ($25,373)     ($6,256)      $9,823      $13,265
                              ===========================================================
Earnings (Loss) per share       $0.73       ($2.61)      ($0.64)       $1.01        $1.40
                              ===========================================================
Weighted average number of
 shares outstanding             9,757        9,726        9,701        9,723        9,474
                              ===========================================================

BALANCE  SHEET  DATA: (at the end of the period)
Working  capital              $81,247      $78,773      $93,431     $101,538      $63,058
Total  assets                 310,053      390,331      426,939      380,264      286,873
Current portion of
 long-term obligations          9,557        3,420        6,618        3,695          910
Long-term obligations          50,490       60,364       66,441       73,098       25,512
Shareholders' equity          101,362       94,104      119,477      126,074      116,329

Store  Count:
Number of stores open
 at end of period                 479          542          684          684          654


(1) Each year consisted of 52 weeks except the fiscal year ended February 3, 1996 which consisted of 53 weeks.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, FISCAL YEARS 1996, 1995 AND 1994

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's product to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.


The  following  table  sets  forth  certain  income  and  expense  items  as a percentage of sales for the periods indicated:
                                               Fiscal Year Ended
                                  -------------------------------------------
                                  February 1,     February 3,     January 28,
                                        1997            1996            1995
                                  -------------------------------------------
      Sales                           100.0%          100.0%          100.0%
      Gross profit                     35.9            34.1            36.4
      Selling, general and
       administrative expenses         28.3            29.1            29.6
      Restructuring charges             0.0             6.8             3.9
      Depreciation and amortization     2.9             3.1             3.1
                                      ---------------------------------------
      Income (Loss) from operations     4.7            (4.9)           (0.2)
      Interest expense                  2.2             2.8             1.8
                                      ---------------------------------------
      Income (Loss) before income taxes 2.5            (7.7)           (2.0)
      Income tax expense (benefit)      1.0            (2.8)           (0.8)
                                      ---------------------------------------
      NET INCOME (LOSS)                 1.5%           (4.9)%          (1.2)%
                                      =======================================
      Change in comparable store sales  3.6%           (3.5)%           1.1%
                                      =======================================

                 Fiscal Year Ended February 1, 1997 ("1996")
                    Compared to February 3, 1996 ("1995")

Sales. The Company's sales decreased $35.4 million, or 6.8%, from 1995 while the number of stores in operation decreased by 12%. The decrease was primarily attributable to a net decrease of approximately 151,000 square feet of retail selling space, which resulted from closing 85 stores offset slightly by the opening of 22 stores. In 1995 there were 53 weeks in the fiscal year, with the extra week accounting for $6.9 million in sales. Comparable store sales for fiscal year 1996 increased by 3.6%. Management attributes the comparable store sales increase to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation. Sales by product configuration are shown in the following table:

                                            Fiscal Year Ended
                                  February 1,   February 3,    January 28,
                                        1997          1996           1995

Compact discs                           50.1%         49.2%          46.5%
Prerecorded audio cassettes             22.2          25.5           28.9
Prerecorded videocassettes              18.6          16.7           15.5
Other                                    9.1           8.6            9.1
                                  -----------   -----------   ------------
TOTAL	                               100.0%        100.0%         100.0%
                                  ===========   ===========   ============

Changes in unit selling prices in 1996 did not materially affect sales. The overall unit sales volume decreased in 1996 as a result of the Company's store closing program. Comparable store unit sales volume for compact discs and prerecorded videos increased 7.8% while audio cassettes declined 13.2%.

The Company's store formats showed positive comparable growth in 1996 compared to 1995. Comparable store sales for mall stores increased 2.8% while non-mall stores increased 7.4%. By product configuration, comparable store sales in music increased 1.9% while the video sell-through, benefiting from continued growth of the video sell-through market, increased 12.4%.

Gross Profit. Gross profit, as a percentage of sales, increased to 35.9% in 1996 from 34.1% in 1995 as a result of reduced merchandise shrinkage and increased purchase discounts combined with a strong performance from higher margin catalog sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased to 28.3% in 1996 from 29.1% in 1995. The 0.8% decrease can be attributed to the closing of underperforming stores, the receipt of $2.5 million upon termination of a business agreement in the second quarter 1996 and a 3.6% increase in comparable store sales.

Interest  Expense.   Interest  expense  decreased 24% to $10.8 million in 1996
from $14.2  in  1995.   The  decrease  is  due  to  lower  average outstanding
borrowings offset in part by increased weighted average interest rates.

Income Tax Expense.  The effective  income  tax  rate  was 39.4% in 1996.  See
Note 4 of the Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rates to the Company's effective tax rate.

Net Income. In 1996, the Company's net income increased to $7.1 million compared to a net loss of $25.4 million in 1995. The improved bottom line performance can be attributed to the success of the Company's restructuring plan. Additionally, the Company benefited from a comparable store sales increase, higher gross margin rate and lower SG&A.

                 Fiscal Year Ended February 3, 1996 ("1995")
                    Compared to January 28, 1995 ("1994")

Sales. The Company's sales decreased by $19.8 million, or 3.7%, from 1994. The decrease was primarily attributable to a net decrease of 340,000 square feet of retail selling space, which resulted from closing 151 stores while opening 9 stores. Comparable store sales for the fiscal year decreased 3.5%. Management attributes the comparable store sales decline to the sluggish retail environment throughout 1995 and weaker new releases compared to the prior year.

Gross Profit. Gross profit, as a percentage of sales, decreased from 36.4% in 1994 to 34.1% in 1995. Approximately half of the decline was due to the increase in merchandise shrink. The remaining decline was due to the continued shift in sales mix from prerecorded audio cassettes to lower margin compact discs, increased merchandise return penalties incurred in returning product to vendors and, to a lesser extent, increased promotional markdowns.

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

Income  Tax  Benefit.   The   effective   income   tax  rates,  prior  to  the
restructuring charge, were slightly lower than Federal statutory rates as a result of permanent tax differences

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain measures of the Company's liquidity:

                                                   Fiscal Year
                                        -----------------------------
                                           1996      1995      1994
                                                 (in thousands)
                                        -----------------------------
          Net cash provided
           by operating activities       44,934    24,136     16,739
          Working capital                81,247    78,773     93,431
          Current ratio                   1.5:1     1.3:1      1.4:1
          Long-term debt obligations
           to equity ratio                   50%       64%        56%
                                        -----------------------------

Liquidity and Sources of Capital. Cash flow from operating activities and funds available under a revolving credit facility are the Company's primary sources of liquidity. During the first three fiscal quarters, cash flow is typically consumed by payments to merchandise vendors and store construction expenditures. The revolving credit facility provides the Company with its liquidity until December, when the Company's cash position has historically been the highest, providing sufficient cash to repay all outstanding borrowings under the revolving credit facility.

During 1996 the cash provided by operating activities was $44.9 million compared to $24.1 million for 1995. The increased cash flow from operations was due primarily to a decrease in inventory balances in 1996 which is the result of improved inventory management and a reduction in the number of stores. Merchandise inventory decreased to $164 million from $195 million at the end of 1995. Leverage of accounts payable to inventory improved to 73% in 1996 from 67% in 1995.

The Company ended fiscal 1996 with cash balances of approximately $54.8 million and no outstanding balance on its Revolving Credit Facility. In 1995, the Company accumulated cash balances in December and January instead of repaying the balances under its revolving credit facility.

On July 26, 1996, the Company executed Amended and Restated Credit Facilities with its lenders to extend the maturity of it's senior debt. The Company is required to make principal repayments on the Amended and Restated Note Agreements (the "Notes") aggregating a total of $15.6 million through May 31, 1998. The maximum borrowings available on the Company's Amended and Restated Revolving Credit Agreement (the "Revolver") will be reduced in the aggregate total of $18.2 million by May 31, 1998. Final maturity of the then remaining Notes of $40.9 million and the then available Revolver of $47.1 million is due on July 31, 1998. Effective May 1, 1996, the interest rates for the Revolver and the Notes were increased from 10.5% to 11.0% and 11.5%, respectively.

The Amended and Restated Credit Facilities contain restrictive provisions governing dividends, capital expenditures and acquisitions, covenants as to working capital, cash flow, consolidated tangible net worth and debt to tangible net worth.

Capital Expenditures. Most of the Company's capital expenditures are for new store expansion and relocation of existing stores. The Company typically finances its capital expenditures through internally generated cash and borrowings under its revolving credit facility. In addition, the Company typically receives financing from landlords in the form of construction allowances or rent concessions for a portion of the capital expenditure. Total capital expenditures were approximately $10 million in 1996 with significantly all of it being related to new stores, store remodels and store reconfiguration.

In fiscal 1997, the Company plans to spend approximately $12 million, net of construction allowances, in capital expenditures.

Provision for Business Restructuring. The Company's performance in 1996 confirmed the success of a restructuring plan that began in the fourth quarter of 1994. Management concluded that intense competition from existing retailers and new entrants combined with changing customer demand and declining mall traffic was adversely impacting certain of the Company's retail markets. The Company recognized and responded to these conditions before any of its competitors and as a result has nearly completed its restructuring.

The Company's restructuring included closing underperforming stores, improving operating efficiencies and restructuring its debt. In order to reduce its portfolio of stores to a strong core of profitable locations in desirable geographic markets, the Company continued to focus on improving the profitability of existing stores and streamlining operations by closing unprofitable stores. As of February 1, 1997, the Company has closed or relocated a total of 264 stores and an additional 77 stores are forecasted to close or relocate in 1997.

To illustrate the impact of the store closings, the table below sets forth the store openings and closings over the past three fiscal years, and a forecast for the 1997 fiscal year. The store openings in the forecast do not necessarily represent commitments.

                                    Fiscal Year
                              ------------------------
                              Forecast
                              1997      1996      1995
                              ------------------------
TOTAL COMPANY
Number of stores,
 beginning of period           479       542       684
Openings                        70        22         9
Closings                       (77)      (85)     (151)
                              -------------------------
Number of stores,
 end of period                 472       479       542
                              =========================

The Company is experiencing improved earnings and cash flow benefits as a result of the restructuring program and expects continued improvement as the remaining store closures are completed throughout the remainder of 1997.

Dissolution of Joint Venture. During 1996, the Company was a venture partner with Tandy Corporation. The venture partnership will terminate in 1997 with the closing of the joint venture stores. The Company does not anticipate this will have a material impact on its financial position or results of operations in 1997.

Impact of Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material affect on the results of operations in the last three fiscal years. When the cost of merchandise items has increased, the Company generally has been able to pass the increase on to customers.

Seasonality. The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 9 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

Dividend Policy.  The  Company  has  never  paid  cash  dividends and does not
anticipate paying cash dividends in 1997.   The  Company's  credit  agreements
currently prohibit the payment of cash dividends.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

The information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

(b) Identification of Executive Officers

The information required with respect to the executive officers of the Registrant is set forth under the caption "Supplementary Item" on page 8 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

The  information  appearing  under  the  caption   "Executive   Officers   and
Compensation" in the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Principal Shareholders" and "Election of Directors" in the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Certain Transactions" in the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K"

14(a)(1)  Financial  Statements
-------------------------------
The consolidated financial statements and notes are listed in the Index to Financial Statements on page 18 of this report.

14(a)(2)  Financial  Statement Schedules
-----------------------------------------
None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

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

                                         TRANS WORLD ENTERTAINMENT CORPORATION

Date            May 2, 1997            By:               /s/ROBERT J. HIGGINS

                                                 Robert J. Higgins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                              Date
/s/ ROBERT J. HIGGINS                 Chairman, President and     May 2, 1997
   (Robert J. Higgins)                Chief Executive Officer
                                     (Principal Executive Officer)

/s/ JOHN J. SULLIVAN                  Senior Vice President, Treasurer and
   (John J. Sullivan)                 Chief Financial Officer     May 2, 1997
                                     (Principal Financial Officer
                                      and Chief Accounting Officer)

/s/ MATTHEW H. MATARASO               Secretary and Director      May 2, 1997
   (Matthew H. Mataraso)

/s/ GEORGE W. DOUGAN                  Director                    May 2, 1997
   (George W. Dougan)

/s/ CHARLOTTE G. FISHER               Director                    May 2, 1997
   (Charlotte G. Fisher)

/s/ ISAAC KAUFMAN                     Director                    May 2, 1997
   (Isaac Kaufman)

/s/ DEAN S. ADLER                     Director                    May 2, 1997
   (Dean S. Adler)

/s/ JOSEPH G. MORONE                  Director                    May 2, 1997
   (Joseph G. Morone)

                    TRANS WORLD ENTERTAINMENT CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Form 10-K
                                                                      Page No.

Independent Auditor's Report                                              19

Consolidated Financial Statements

  Consolidated Balance Sheets at February 1, 1997
    and February 3,1996                                                   20

  Consolidated Statements of Income - Fiscal years ended
    February 1, 1997, February 3, 1996 and January 28, 1995               22

  Consolidated Statements of Shareholders' Equity - Fiscal
    years ended February 1, 1997, February 3, 1996 and  January 28, 1995  23

  Consolidated Statements of Cash Flows - Fiscal years
    ended February 1, 1997,  February 3, 1996, and  January 28, 1995      24


  Notes to Consolidated Financial Statements                              25

Report of KPMG Peat Marwick LLP
Independent Auditors Report

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 1, 1997 and February 3, 1996, and the related condolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managment, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 1997, in conformity with generally accepted accounting principles.

                                                     /s/ KPMG PEAT MARWICK LLP

Albany, New York
March 5, 1997

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                  February 1,     February 3,
                                                        1997            1996
                                                  ---------------------------

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                          $54,771         $86,938
  Accounts receivable                                  8,826           8,079
  Merchandise inventory                              163,509         194,577
  Refundable income taxes                                564           8,308
  Deferred tax asset                                   2,774           8,465
  Prepaid expenses and other                           2,490           2,929
                                                  ---------------------------
        Total current assets                         232,934         309,296
                                                  ---------------------------

VIDEOCASSETTE RENTAL INVENTORY, net                    4,784           6,722
DEFERRED TAX ASSET                                     3,098             430

FIXED ASSETS:
  Buildings                                            7,774           7,774
  Fixtures and equipment                              85,776          84,386
  Leasehold improvements                              75,742          79,556
                                                  ---------------------------
                                                     169,292         171,716
  Less: Fixed asset write-off reserve                  7,571          12,324
        Allowances for depreciation and amortization  96,747          89,391
                                                  ---------------------------
                                                      64,974          70,001
                                                  ---------------------------

OTHER ASSETS                                           4,263           3,882
                                                  ---------------------------
        TOTAL ASSETS                                $310,053        $390,331
                                                  ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable	                                $118,980        $131,302
  Notes payable                                          ---          65,260
  Accrued expenses and other                           9,403           6,266
  Store closing reserve                               13,747          24,275
  Current portion of long-term debt
   and capital lease obligations                       9,557           3,420
                                                  ---------------------------
        Total current liabilities                    151,687         230,523

LONG-TERM DEBT, less current portion                  43,983          53,770

CAPITAL LEASE OBLIGATIONS, less current portion        6,507           6,594
OTHER LIABILITIES                                      6,514           5,340
                                                  ---------------------------
        TOTAL LIABILITIES                            208,691         296,227
                                                  ---------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock  ($.01 par value; 5,000,000
  shares authorized;   none issued.)                     ---             ---
  Common stock ($.01 par value; 20,000,000
  shares authorized;9,809,594 and 9,731,208 shares
   issued in 1996 and 1995, respectively)                 98              97
  Additional paid-in capital                          24,540          24,236
  Treasury stock at cost (41,394 & 48,394
   shares in 1996 & 1995, respectively)                 (407)           (503)
  Unearned compensation - restricted stock              (245)            ---
  Retained earnings                                   77,376          70,274
                                                  ---------------------------
        TOTAL SHAREHOLDERS' EQUITY                   101,362          94,104
                                                  ---------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $310,053        $390,331
                                                  ===========================

See Notes to Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                Fiscal Year Ended
                                     ----------------------------------------
                                      February 1,   February 3,   January 28,
                                            1997          1996          1995

Sales                                   $481,657      $517,046      $536,840
Cost of sales                            308,952       340,754       341,422
                                        -------------------------------------
Gross profit                             172,705       176,292       195,418
Selling, general and
 administrative expenses                 136,084       150,628       158,637
Restructuring charges                        ---        35,000        21,000
Depreciation and amortization             14,134        16,125        16,932
                                        -------------------------------------
Income (Loss) from operations             22,487       (25,461)       (1,151)
Interest expense                          10,767        14,222         9,540
                                        -------------------------------------
Income (Loss) before income taxes         11,720       (39,683)      (10,691)
Income tax expense (benefit)               4,618       (14,310)       (4,435)
                                        -------------------------------------
NET INCOME (LOSS)                         $7,102      ($25,373)      ($6,256)
                                        =====================================
EARNINGS (LOSS) PER SHARE                  $0.73        ($2.61)       ($0.64)
                                        =====================================
Weighted average number of common
 shares outstanding                        9,757         9,726         9,701
                                        =====================================
See Notes to  Consolidated Financial Statements.


            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                           Total              Unearned
                           Additional         Compensation             Share-
                   Common  Paid in   Treasury Restricted   Retained  holder's
                   Stock   Capital   Stock    Stock        Earnings    Equity
                -------------------------------------------------------------
Balance 1/29/94      $97   $24,236  ($162)     $---       $101,903  $126,074
(9,731,208 shares issued)
Purchase of 36,394 shares
 of common stock,
 held in treasury    ---       ---   (341)      ---            ---      (341)
 Net Loss            ---       ---    ---       ---         (6,256)   (6,256)
                -------------------------------------------------------------
Balance 1/28/95       97     24,236  (503)      ---         95,647   119,477
(9,731,208 shares issued)
 Net Loss            ---        ---   ---       ---        (25,373)  (25,373)
                -------------------------------------------------------------
Balance 2/3/96        97     24,236  (503)      ---         70,274    94,104
(9,731,208 shares issued)
Issuance of 7,000 treasury
 shares under incentive
 stock programs      ---        (59)   96       ---            ---        37
Issuance of common stock
 under incentive
 stock programs        1        351   ---      (245)           ---       107
Exercise of
 stock options       ---         12   ---       ---            ---        12
 Net Income          ---        ---   ---       ---          7,102     7,102
                -------------------------------------------------------------
 Balance 2/1/97	     $98    $24,540 ($407)    ($245)       $77,376  $101,362
(9,809,594 shares issued)
                =============================================================

See Notes to Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                  Fiscal Year Ended
                                        February 1,  February 3,  January 28,
                                              1997         1996         1995
                                       --------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                           $7,102     ($25,373)     ($6,256)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization             15,225       17,145       17,947
  Fixed asset write-off reserve                ---        8,088       11,400
  Store closing reserve                        ---       26,912        9,600
  Deferred tax expense(benefit)              3,023       (5,446)      (7,050)
  Loss on sale and disposal of
  property and equipment                       ---          ---          802
Changes in operating assets and liabilities
  Accounts receivable                         (747)       1,097       (1,463)
  Merchandise inventory                     31,068       27,781       16,591
  Refundable income taxes	                 7,744       (8,308)         ---
  Prepaid expenses and other                   439        1,478          644
  Other assets                                (381)         (53)      (1,536)
  Accounts payable                         (12,322)      (4,191)     (20,770)
  Income taxes payable                         ---       (1,961)      (3,470)
  Accrued expenses and other                 3,137         (984)        (418)
  Store closing reserve                    (10,528)     (11,913)        (324)
  Other liabilities                          1,174         (136)       1,042
                                          -----------------------------------
Net cash provided by operating activities   44,934       24,136       16,739
                                          -----------------------------------

INVESTING ACTIVITIES:
Acquisition of property and equipment      (10,198)     (10,006)     (22,260)
Proceeds from sale of fixed assets             ---          929          ---
Purchases of videocassette
 rental inventory, net                       1,938          750       (1,306)
                                          -----------------------------------
Net cash used in investing activities       (8,260)      (8,327)     (23,566)
                                          -----------------------------------

FINANCING ACTIVITIES:
Net increase (decrease) in
 revolving line of credit                  (65,260)      (9,687)      74,947
Payments of long-term debt                  (3,661)      (8,902)      (3,398)
Payments of capital lease obligations          (76)        (373)        (336)
Purchase of common stock for treasury          ---          ---         (341)
Issuance of stock under incentive
 stock programs                                144          ---          ---
 Exercise of stock options                      12          ---          ---
                                          -----------------------------------
Net cash provided (used) by
 financing activities                      (68,841)     (18,962)      70,872
                                          -----------------------------------
Net (decrease) increase in
 cash and cash equivalents                 (32,167)      (3,153)      64,045
Cash and cash equivalents,
 beginning of year                          86,938       90,091       26,046
                                          -----------------------------------
Cash and cash equivalents, end of year     $54,771      $86,938      $90,091
                                          ===================================

See Notes to  Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations. Trans World Entertainment Corporation is one of the largest specialty retailers of music, video and related accessories in the United States. The Company operates in a single industry segment, the operation of a chain of retail entertainment stores. At February 1, 1997, the Company operated 479 stores in 34 states, the District of Columbia and the Virgin Islands, with a majority of the stores concentrated in the Eastern half of the United States. The Company changed its name in 1994 from Trans World Music Corp.

Basis of Presentation. The consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method. The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year. The Company's fiscal year is a 52- or 53-week period ending on the Saturday nearest to January 31. Fiscal year 1996 ended February 1, 1997 and consisted of 52 weeks. Fiscal years 1995 and 1994, which ended February 3, 1996 and January 28, 1995, respectively, consisted of 53 and 52 weeks, respectively.

Dividend Policy. The Company has never paid cash dividends and does not anticipate paying cash dividends in 1997. The Company's credit agreements currently prohibit the payment of cash dividends.

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is effective for the Company in fiscal 1996. As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The Company has provided the required proforma disclosure in Note 6.

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

Fixed Assets. Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the applicable asset are charged to expense as incurred. Buildings are amortized over a 30-year term. Fixtures and equipment are depreciated using the straight-line method over estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term. Primarily all of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

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

Note 2.  Restructuring Charge

In order to streamline operations and close unprofitable store locations, the Company recorded pre-tax restructuring charges of $35 million in 1995 and $21 million in 1994. The restructuring charges include the write-down of assets, estimated cash payments to landlords for the early termination of operating leases and the cost for returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while working to renegotiate its credit agreements.

In determining the components of the reserves, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve through February 1, 1997 are outlined below (in thousands):

                     Charges                    Charges          Charges
                     against  Balance           against  Balance against  Balance
               1994  the      as of    1995     the      as of   the      as of
            Reserve  Reserve  1/28/95  Reserve  Reserve  2/3/96  Reserve  2/1/97
            ---------------------------------------------------------------------
Total
non cash
write-offs  $12,344     $915  $11,429  $10,799   $8,322 $13,906   $6,235  $7,671
Cash
outflows      8,656      324    8,332   24,201    9,840  22,693    9,046  13,647
            --------------------------------------------------------------------
            $21,000   $1,239  $19,761  $35,000  $18,162 $36,599  $15,281 $21,318
            ====================================================================

Note 3. Debt

Long-term debt consisted of the following:
                                                    February 1,   February 3,
                                                          1997          1996
                                                         (in thousands)
                                                  ---------------------------
Senior unsecured notes (see discussion below)          $53,077       $56,559
Installment notes and other obligations                    375           554
                                                  ---------------------------
                                                        53,452        57,113
Less current portion                                     9,469         3,343
                                                  ---------------------------
Long-term debt                                         $43,983       $53,770
                                                  ===========================

On July 26, 1996, the Company executed Amended and Restated Credit Facilities with its senior lenders (the "Lending Group") to extend and restructure the terms and conditions of $121.8 million of indebtedness consisting of $65.3 million for an Amended and Restated Revolving Credit Agreement (the "Revolver") and $56.5 million for Amended and Restated Note Agreements (the "Notes"). The modifications to the credit facilities extend the term through July 1998 and require quarterly reductions of the Revolver and principal repayments on the Notes aggregating $18.2 million and $15.6 million, respectively, through May 31, 1998 with the remaining $88.0 million maturing on July 31, 1998. The Revolver and the Notes are secured prorata by liens on a primary concentration deposit account, proceeds of certain asset sales by the Company and trademark mortgages on all trademarks, tradenames and other intangibles relating to goodwill.

Effective May 1, 1996, the interest rates for the Revolver and the Notes were increased from 10.5% to 11.0% and 11.5%, respectively.

During fiscal years 1996, 1995, and 1994, the highest aggregate balances outstanding under the Revolver were $65.3 million, $74.9 million and $74.9 million, respectively. The weighted average interest rates during 1996, 1995 and 1994 based on average daily balances, were 11.01%, 10.40% and 5.69%, respectively. The unused balances under the Revolver at year end 1996, 1995 and 1994 were $61.2 million, $0 and $0, respectively.

At February 1, 1997 the fair market value of long-term debt, including that due within one year, approximates book value. The fair value was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

Interest paid during 1996, 1995 and 1994 was approximately $11.8 million, $16.0 million and $9.6 million, respectively. Future maturities of long-term debt are $9.5 million during 1997 and $44.0 million during 1998.

Note 4. Income Taxes

Income tax expense (benefit) consists of the following:
                                 1996        1995        1994
                                ------------------------------
Federal - current              $1,364     ($9,117)     $1,805
State - current                   231         253         810
Deferred                        3,023      (5,446)     (7,050)
                               -------------------------------
                               $4,618    ($14,310)    ($4,435)
                               ===============================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:

                                                       Fiscal Year
                                              ------------------------------
                                               1996        1995       1994
                                              ------------------------------
Federal statutory rate                        35.0%      (35.0)%     (35.0)%
State income taxes (benefit), net of
   federal income tax effect                   4.7        (1.5)       (6.0)
Other                                         (0.3)        0.4        (0.5)
                                              ------------------------------
Effective income tax rate                     39.4%      (36.1)%     (41.5)%
                                              ==============================

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              February 1,         February 3,
                                                    1997                1996
                                              -------------------------------
CURRENT DEFERRED TAX ASSETS
Restructuring reserve                             $8,556             $14,756
                                              -------------------------------
Total Current Deferred Tax Assets                  8,556              14,756
                                              -------------------------------

CURRENT DEFERRED TAX LIABILITIES
Inventory valuation                                5,463               6,138
Other                                                319                 153
                                              -------------------------------
Total Current Deferred Tax Liabilities             5,782               6,291
                                              -------------------------------
Net Current Deferred Tax Assets                   $2,774              $8,465
                                              ===============================

NON-CURRENT DEFERRED TAX ASSETS
Accrued rent, lease accounting                    $2,824              $2,621
Capitalized leases                                   829                 803
Other                                                148                 128
                                              -------------------------------
Total Non-Current Deferred Tax Assets              3,801               3,552
                                              -------------------------------

NON-CURRENT DEFERRED TAX LIABILITIES
Tax over book depreciation                          588                3,012
Other                                               115                  110
                                              -------------------------------
Total Non-Current Deferred Tax Liabilities          703                3,122
                                              -------------------------------

Net Non-Current Deferred Tax Assets              $3,098                 $430
                                              ===============================
TOTAL NET DEFERRED TAX ASSET                     $5,872               $8,895
                                              ===============================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and the amount of tax loss carryback available, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes of approximately $0.3 million, $2.2 million and $6.1 million during 1996, 1995 and 1994, respectively.

Note 5.  Leases

The Company leases its distribution center and administrative offices under two leases, dated April 1, 1985 and November 1, 1989, from its Chief Executive Officer and principal shareholder. The leases are classified as capital leases for accounting purposes. Aggregate rental payments under both leases were $1.2 million for 1996, 1995 and 1994. Biennial increases are contained in each lease based on the Consumer Price Index with the next scheduled increase on January 1, 1998. Both leases expire in the year 2015.

Fixed asset amounts for all capitalized leases are as follows:

                                        February 1,            February 3,
                                              1997                   1996
                                        ------------------------------------
Buildings                                   $7,105                 $7,105
Fixtures and equipment                       1,625                  1,625
                                        ------------------------------------
                                             8,730                  8,730
Allowances for depreciation
  and amortization                           4,034                  3,777
                                        ------------------------------------
                                            $4,696                 $4,953
                                        =====================================

The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on a percentage of sales.

Net rental expense was as follows:

                                                     Fiscal Year
                                       ------------------------------------
                                            1996         1995         1994
                                       ------------------------------------
Minimum rentals                          $49,653      $57,420      $58,750
Contingent rentals                           274          246          464
                                       ------------------------------------
                                         $49,927      $57,666      $59,214
                                       =====================================

Future minimum rental payments required under all leases that have initial or remaining noncancelable lease terms in excess of one year at February 1, 1997 are as follows:

                                              Operating      Capitalized
                                                 Leases           Leases
                                                     (in thousands)
                                              ----------------------------
                                    1997        $44,836           $1,232
                                    1998         39,737            1,232
                                    1999         36,563            1,232
                                    2000         32,361            1,232
                                    2001         26,197            1,232
                              Thereafter         64,853           16,904
                                               --------------------------
         Total minimum payments required       $244,547           23,064
                                               =========
           Amounts representing interest                          16,469
                                                             -----------
 Present value of minimum lease payments                           6,595
                    Less current portion                              88
                                                             -----------
     Long-term capital lease obligations                          $6,507
                                                             ===========

Note 6. Benefit Plans

Stock Option Plans

Under the Company's 1986 and 1994 Stock Option Plans (the "Plans"), the Compensation Committee of the Board of Directors may grant options to acquire shares of common stock, to employees of the Company and its subsidiaries, at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Shares authorized for issuance under the 1986 and 1994 Stock Option Plans were 1,100,000 and 1,000,000, respectively. As of June 1, 1995, the Company stopped issuing stock options under the 1986 Stock Option Plan. At February 1, 1997, of the 2,100,000 options authorized for issuance under the Plans, 1,008,238 have been granted and are outstanding, 151,850 of which were vested and exercisable. Shares available for future grants at February 1, 1997 and February 3, 1996 were 695,886 and 801,750, respectively. The following table summarizes information about the stock options outstanding under the Plans at February 1, 1997:

                  -----------------------------------   ---------------------
                             Outstanding                   Exercisable
                  -----------------------------------   ---------------------
                                            Weighted                Weighted
                                Average     Average                 Average
Exercise                        Remaining   Excercise               Excercise
price range         Shares      Life        Price       Shares      Price
-----------------------------------------------------------------------------
$2.25-$3.75        169,812       8.4        $3.60       41,203      $3.60
4.50-5.25          526,426       9.2         4.76        2,897       4.98
6.00-7.50          115,000       9.4         6.14            0       0.00
8.00-13.75         104,000       7.4        12.14       19,250      12.26
$14.25-$18.50       93,000       4.3        14.78       88,500      14.77
                 ---------                              ------
Total            1,008,238       8.5        $6.41      151,850     $11.24
                 =========                             =======

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at 85% of the fair value at the date of grant. Under the 1990 Plan options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of February 1, 1997, there were 250,000 shares authorized for issuance and 70,000 have been granted and are outstanding, 55,000 of which were vested and exercisable. There are 180,000 shares of common stock reserved for possible future option grants under the 1990 Plan. The following table summarizes information about the stock options outstanding under the 1990 Plan at February 1, 1997.

                  -----------------------------------   ---------------------
                             Outstanding                   Exercisable
                  -----------------------------------   ---------------------
                                            Weighted                Weighted
                                Average     Average                 Average
Exercise                        Remaining   Excercise               Excercise
price range         Shares      Life        Price       Shares      Price
-----------------------------------------------------------------------------

$3.50-$10.00        15,000       8.2        $6.28        3,375      $7.85
11.00-19.00         35,000       4.6        13.35       31,625      13.14
$27.00-$27.50       20,000       3.3        27.42       20,000      27.42
                  --------                             -------
Total               70,000       5.0       $15.85       55,000      $18.01
                  ========                             =======

The  following table summarizes the activity under the 1986 and 1994 Plans and the 1990 Plan:
              -------------------------------   ----------------------------
                    1986 and 1994 Plans                   1990 Plan
              -------------------------------   -----------------------------
                Number                          Number
                of         Option    Weighted   of         Option    Weighted
Stock           Shares     Price     Averge     Shares     Price     Average
Option          Subject    Range     Exercise   Subject    Range     Exercise
Activity        To         Per       Price      To         Per       Price
                Option     Share                Option     Share
-----------------------------------------------------------------------------
Balance
Jan 29, 1994    825,331  $11.00-$24.25 $15.46   65,000  $11.05-$27.42  $17.57
Granted         236,000   11.00- 13.38  12.48    6,000     10.00        10.00
Exercised
Canceled       (127,075)  13.00-23.75   15.95
-----------------------------------------------------------------------------
Balance
Jan. 28, 1995   934,256   11.00-24.25   14.64   71,000   10.00-27.42    16.93
Granted         224,087    2.25- 5.25    3.68    6,000      3.55         3.55
Exercised
Canceled       (277,575)   3.63-22.50   12.59  (11,500)   3.55-12.65    11.46
-----------------------------------------------------------------------------
Balance
Feb. 3,1996     880,768    2.25-24.25   12.49   65,500    3.55-27.42    16.66
Granted         688,099    3.50- 8.00    5.07    4,500       4.04        4.04
Exercised        (3,386)   5.63- 8.25    3.63
Canceled       (557,243)   2.50-24.25   14.39
-----------------------------------------------------------------------------
Balance
Feb. 1, 1997  1,008,238   $2.25-$18.50  $6.41   70,000   $3.55-$27.42  $15.85
=============================================================================

The per share weighted-average fair value of the stock options granted during 1996, 1995 and 1994 was $2.05, $1.47 and $4.53, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions; 1996 - expected dividend yield of 0.0%, risk free interest rate of 6.7%, expected life of 5 years and stock volatility of 72%; 1995 - expected dividend yield of 0.0%, risk free interest rate of 6.7%, expected life of 5 years and stock volatility of 47%; 1994 - expected dividend yield of 0.0%, risk free interest rate of 6.7%, expected life of 5 years and stock volatility of 46%.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value in accordance with SFAS 123, the Company's net income would have been reduced to the proforma amounts indicated below:

                                                       Fiscal Year
                                          ----------------------------------
                                            1996          1995         1994
                                          -----------------------------------
Net income (loss), as reported            $7,102      ($25,373)     ($6,256)
Earnings (loss) per share, as reported     $0.73        ($2.61)      ($0.64)

Pro forma net income (loss)               $6,791      ($25,458)     ($6,287)
Pro forma earnings (loss) per share	       $0.70        ($2.62)      ($0.65)

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 300,000 restricted shares of common stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria which includes continuous employment until applicable vesting dates have expired. At February 1, 1997, a total of 75,000 shares have been granted, of which 25,000 were granted in 1996 with a fair market value on the date of grant of $118,750; the remaining 50,000 were granted in 1995 with a fair value on the date of grant of $232,500. None of the shares have vested. Unearned compensation is recorded at the d ate of the award, based on the market value of the shares, and is included as a separate component of shareholders equity and is amortized to expense over the applicable vesting period. The amount amortized to expense in 1996 was $106,000. At February 1, 1997, outstanding awards and shares available for grant were 75,000 and 225,000, respectively.

401 (k) Savings Plan

The Company offers a 401 (k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 16% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of nonvested benefits are used to reduce the Company's contributions in future years. The Company matching contribution totaled $465,000, $470,000 and $413,000 in 1996, 1995 and 1994, respectively.

Note 7.  Treasury Stock

At February 1, 1997 and February 3, 1996, the Company held 41,394 and 48,394 shares, respectively, in treasury resulting from the repurchase of common stock through open market purchases.

Note 8.  Concentration of Business Risks

The Company purchases inventory for its stores from approximately 400 suppliers, with approximately 67% of purchases being made from six suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse affect on operating results and result in a decrease in vendor support for the Company's advertising programs.

Note 9.  Quarterly Financial Information (Unaudited)

                  ------------------------------------------------------------
                                       Fiscal 1996 Quarter Ended
                  ------------------------------------------------------------
                    5/4/96       8/3/96       11/2/96       2/1/97       1996
                  ------------------------------------------------------------
Sales             $106,622      $96,717       $97,583     $180,735   $481,657
Gross Profit        37,169       34,616        36,217       64,703    172,705
Net Income(Loss)    (2,739)      (2,392)       (2,477)      14,710      7,102
Earnings (Loss)
 per share          ($0.28)      ($0.25)       ($0.25)       $1.51      $0.73
                  ------------------------------------------------------------

                  ------------------------------------------------------------
                                       Fiscal 1995 Quarter Ended
                  ------------------------------------------------------------
                    4/29/95      7/29/95      10/28/95      2/3/96       1995
                  ------------------------------------------------------------
Sales              $111,912     $104,292      $103,165    $197,677   $517,046
Gross Profit         39,654       35,315        35,970      65,353    176,292
Net Income(Loss)     (4,086)      (6,129)       (5,093)    (10,065)   (25,373)
Earnings (Loss)
 per share           ($0.42)      ($0.63)       ($0.52)     ($1.03)    ($2.61)
                  ------------------------------------------------------------

Index to Exhibits
-----------------

Document Number and Description
-------------------------------

Exhibit No.

3.1 Restated certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

3.2 Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3 Amended By-Laws--incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

4.1  Note  and  Security  Agreement,  dated  June 20, 1991, between Aetna Life
Insurance Company and the Company, for the Senior Notes due June 30, 1998--incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 3, 1991. Commission File No. 0-14818.

4.2 Amendment and Waiver, dated March 5, 1992, between Aetna Life Insurance Company and the Company, relating to the Senior Notes due June 30, 1998--incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1992. Commission File No. 0-14818.

4.3 Amendment and Waiver, dated as of November 17, 1992, between Aetna Life Insurance Company and the Company, relating to the Senior Notes due June 30, 1998--incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992. Commission File No. 0-14818.

4.4 Amendment, dated March 30, 1994, between Aetna Life Insurance Company and the Company, relating to the Senior Notes due June 30, 1998--incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

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

4.7 Note Agreement, dated July 2, 1993, among the Company, Record Town, Inc. and the Purchasers listed on Exhibit A thereto, relating to Senior Notes due June 30, 2000, incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818. 4.8 Form of Amendment, dated as of March 24, 1994, among the Company, Record Town, Inc. and each of the holders of the Senior Notes due June 30, 1999.--incorporated herein by reference to Exhibit
4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

4.9 Credit Agreement and Note, dated as of June 11, 1993, between the Company and Chemical Bank--incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,1993. Commission File No. 0-14818.

4.10 Credit Agreement and Note, dated as of June 11, 1993, between the Company and Chase Manhattan Bank, N.A.-- incorporated herein by reference to Exhibit
4.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

4.11 Credit Agreement and Note, dated as of June 11, 1993, between the Company and NBD Bank, N.A. - incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

4.12 Credit Agreement and Note, dated as of June 11, 1993, between the Company and National Westminster Bank, U.S.A.-- incorporated herein by reference to
Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1993. Commission File No. 0-14818.

4.13 Form of First Amendment and Waiver, dated March 17, 1994, between the Company and each of the commercial banks in the Company's revolving credit facility -- incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

4.14 Form of Second Amendment to Credit Agreement, dated as of December 5, 1994, between the Company and each of the commercial banks in the Company's revolving credit facility -- incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No.0-14818.

4.15 Form of Amended and Restated Revolving Credit Agreement, dated June 29, 1995, between the Company and each of the commercial banks in the Company's revolving credit facility -- incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995. Commission File No. 0-14818.

4.16 Amended and Restated Note Agreement, dated July 26, 1996, between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Oaktree Capital Management, LLC, as agent and on behalf of certain funds and accounts, Fernwood Associates, LP, Fernwood Restructuring, Ltd and Internationale Nederlanden (U.S.) Capital Corporation - incorporated herein by reference to
Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996. Commission File No. 0-14818.

4.17 Amended and Restated Note Agreement, dated July 26, 1996, between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated - incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996. Commission File No. 0-14818.

4.18 Amended and Restated Note Agreement, dated July 26, 1996, between the Company and each of NBD Bank, Bear, Sterns & Co., Inc., Banco Santander Trust & Banking Corporation (Bahamas) Ltd. And Merrill Lynch, Pierce Fenner & Smith Incorporated - incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996. Commission File No. 0-14818.

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

10.3 Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corp., as Tenant -- incorporated here by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818. *

10.4 Employment Agreement, dated as of February 1, 1996 between the Company and Robert J. Higgins.-- incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 Commission File No. 0-14818.

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

*10.14 Form of Restricted Stock Agreement dated May 1,1996 between the Company and John J. Sullivan, Senior Vice President-Finance, Treasurer and Chief Financial Officer.

*10.15   Severance   Agreement,   dated  May  20,  1996  between  Trans  World
Entertainment Corporation and James A. Litwak, Executive Vice President of Merchandising and Marketing.

*11  Statements re computation of per share earnings.

22  Significant  Subsidiaries  of the Registrant, incorporated by reference to
Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995. Commission File No. 0-14818.

*23.1 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule (For electronic filing purposes only).
_________________________
*Filed herewith.

                                EXHIBIT INDEX

10.14 Form of Restricted Stock Agreement dated May 1,1996 between the Company and John J. Sullivan, Senior Vice President-Finance, Treasurer and Chief Financial Officer

10.15   Severance   Agreement,   dated   May  20,  1996  between  Trans  World
Entertainment Corporation and James A. Litwak, Executive Vice President of Merchandising and Marketing

11  Statements re computation of per share earnings.

23.1 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule
  (electronic filing only)