Form 10-Q
period 1997-05-03
TRANS WORLD ENTERTAINMENT CORP
filed 1997-06-17
CIK 795212

First Quarter Filing on Form 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

        _X_   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

				                     OR

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
                FROM ............ TO ............

                       COMMISSION FILE NUMBER:  0-14818

                    TRANS WORLD ENTERTAINMENT CORPORATION
                    -------------------------------------
            (Exact name of registrant as specified in its charter)

                   New York                         14-1541629
                   --------                         ----------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)         Identification Number)

                             38 Corporate Circle
                            Albany, New York 12203
                            ----------------------
         (Address of principal executive offices, including zip code)

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

                         Common Stock, $01 par value,
               9,782,577 shares outstanding as of May 31, 1997

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Form 10-Q
                                                                      Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets
   at May 3, 1997, February 1, 1997
   and May 4, 1996                                                         3

  Condensed Consolidated Statements of Income
   - Thirteen Weeks Ended May 3, 1997 and  May 4, 1996                     5

  Condensed Consolidated Statements of Cash Flows - Thirteen
   Weeks Ended ended May 3, 1997 and May 4, 1996                           6

  Notes to Condensed Consolidated Financial Statements                     7

  Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           9


PART II.  OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                               12

  Signatures                                                              12

                        PART I. FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)

                                                May 3, February 1,     May 4,
                                                  1997        1997       1996
                                             --------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $10,303     $54,771    $50,655
  Merchandise inventory                        159,699     163,509    180,205
  Other current assets                           9,691      14,654     22,164
                                             ---------   ---------  ---------
          Total current assets                 179,693     232,934    253,024

VIDEOCASSETTE RENTAL INVENTORY, net              4,626       4,784      6,862
DEFERRED TAX ASSET                               3,455       3,098        430
FIXED ASSETS:
  Property, plant and equipment                169,906     169,292    170,564
  Less: Fixed asset write-off reserve            7,303       7,571     11,522
    Allowances for depreciation
     and amortization                           99,645      96,747     92,144
                                             ---------   ---------  ---------
                                                62,958      64,974     66,898
                                             ---------   ---------  ---------
OTHER ASSETS                                     3,363       4,263      3,752
                                             ---------   ---------  ---------
          TOTAL ASSETS                        $254,095    $310,053   $330,966
                                             =========   =========  =========

See Notes to Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except share amounts)
                                 (unaudited)

                                                May 3, February 1,     May 4,
                                                  1997        1997       1996
                                             --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                             $75,124    $118,980    $78,826
  Notes payable                                    ---         ---     65,260
  Accrued expenses and other                     7,729       9,403      5,368
  Store closing reserve                         11,259      13,747     20,967
  Current portion of long-term debt
   and capital lease obligations                 4,733       9,557     10,239
                                             ---------   ---------  ---------
       Total current liabilities                98,845     151,687    180,660

LONG-TERM DEBT, less current portion            41,691      43,983     46,953
CAPITAL LEASE OBLIGATIONS,
  less current portion                           6,484       6,507      6,574
OTHER LIABILITIES                                6,537       6,514      5,355
                                             ---------   ---------  ---------
       TOTAL LIABILITIES                       153,557     208,691    239,542
                                             ---------   ---------  ---------


SHAREHOLDERS' EQUITY:
  Preferred stock ($.01 par value; 5,000,000
    shares authorized; none issued)                ---         ---        ---
  Common stock ($.01 par value; 20,000,000
    shares authorized; 9,815,081, 9,809,594
    and 9,731,208 shares issued, respectively)      98          98         98
  Additional paid-in capital                    24,561      24,540     24,446
  Treasury stock, at cost (41,394, 41,394
    and 48,394 shares, respectively)              (407)       (407)      (475)
  Unearned compensation - restricted stock        (228)       (245)      (180)
  Retained earnings                             76,514      77,376     67,535
                                             ---------   ---------  ---------
       TOTAL SHAREHOLDERS' EQUITY              100,538     101,362     91,424
                                             ---------   ---------  ---------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $254,095    $310,053   $330,966
                                             =========   =========  =========
</TABLE.

See Notes to  Consolidated Financial Statements.

                  TRANS WORLD ENTERTAINMENT AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                        Thirteen Weeks Ended
                                                         May 3,       May 4,
                                                           1997         1996
                                                      ---------      --------
Sales                                                  $109,512      $106,622
Cost of sales                                            70,248        69,453
                                                      ---------      --------
Gross Profit                                             39,264        37,169
 Selling, general and
 administrative expenses                                 35,349        34,697
Depreciation and amortization                             3,586         3,653
                                                      ---------      --------
Income (Loss) from operations                               329        (1,181)
Interest expense                                          1,742         3,037
                                                      ---------      --------
Loss before income taxes                                 (1,413)       (4,218)
Income tax expense benefit                                 (551)       (1,479)
                                                      ---------      --------
NET LOSS                                                  ($862)      ($2,739)
                                                      =========      ========
LOSS PER SHARE                                           ($0.09)       ($0.28)
                                                      =========      ========

Weighted average number
 of common shares outstanding                             9,770         9,734
                                                      =========      ========


See Notes to  Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)
                                 (unaudited)

                                                        Thirteen Weeks Ended
                                                         May 3,        May 4,
                                                           1997          1996
                                                       --------      --------
NET CASH USED BY OPERATING ACTIVITIES                  ($35,695)     ($35,396)
                                                       --------      --------


INVESTING ACTIVITIES:
Acquisition of property and equipment                    (1,830)         (788)
 Purchases of videocassette rental inventory, net           158          (140)
                                                       --------      --------
Net cash used by investing activities                    (1,672)         (928)
                                                       --------       --------

FINANCING ACTIVITIES:
  Payments of long-term debt and
  capital lease obligations                              (7,139)          (18)
  Proceeds from issuance of common stock                    ---             1
  Increase in additional paid-in capital                     21           210
  Decrease in treasury stock due to reissuance of shares    ---            28
  Unearned compensation from issuance of shares of
    restricted stock                                         17          (180)
                                                       --------      --------
  Net cash (used by) provided by financing activities    (7,101)           41
                                                       --------      --------
  Net decrease in cash and cash equivalents             (44,468)      (36,283)
  Cash and cash equivalents, beginning of period         54,771        86,938
                                                       --------      --------
  Cash and cash equivalents, end of period              $10,303       $50,655
                                                       ========      ========

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method.

The interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these consolidated financial statements reflect all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.


Note 2.  Restructuring Charge

In order to streamline operations and close unprofitable store locations, the Company recorded pre-tax restructuring charges of $35 million in 1995 and $21 million 1994. The restructuring charges include the write-down of assets, estimated cash payments to landlords for the early termination of operating leases and the cost for returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while working to renegotiate its credit agreements.

In determining the components of the reserves, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for the period from February 1, 1997 through May 3, 1997 are outlined below (in thousands):

                                        Balance     Charges     Balance
                                          as of     against       as of
                                         2/1/97     Reserve      5/3/97
                                       --------    --------    --------
Total non cash write-offs                $7,671        $445      $7,226
Cash outflows                            13,647       2,311      11,336
                                       --------    --------    --------
                                        $21,318      $2,756     $18,562
                                       ========    ========    ========

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

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        PART 1. FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases", general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------


                       Thirteen Weeks Ended May 3, 1997
               Compared to the Thirteen Weeks Ended May 4, 1996

Sales. The Company's total sales increased 2.7% to $109.5 million for the thirteen weeks ended May 3, 1997 compared to $106.6 million for the same period last year while the Company operated 49 fewer stores, representing a decrease of 108,000 square feet of retail selling space. The increase in sales is primarily due to a 5.3% comparable store sales increase, which is measured against last year's 6.1% increase, representing the Company's fifth consecutive quarter of comparable store sales growth.

Comparable store sales in the Company's music stores increased approximately 5.8% while comparable sales in the video stores increased 0.6% and is offset by a slight decrease in video rental store sales.

Gross Profit. Gross profit as a percentage of sales improved to 35.9% from 34.9% in the thirteen week period ended May 3, 1997 compared to the same period in 1996. The increase is due to a greater percentage of higher margin catalog sales and higher purchase discounts received from vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased from 32.5% to 32.3% in the thirteen week period ended May 3, 1997 when compared to the same period in 1996. The improvement is primarily due to a reduction of store occupancy costs as a percentage of sales. The Company continues to leverage its operating expenses against sales.

Interest Expense. Net interest expense was reduced from $3.0 million in the thirteen week period ended May 4, 1996 to $1.7 million for the thirteen week period ending May 3, 1997. The decrease is due to a reduction of approximately $32 million of total debt. The Company had no

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   Management's  Discussion  and  Analysis
                    of Financial Condition and Results of
                            Operations (continued)


outstanding borrowings under its revolving line of credit, at quarter end, for the first time since before its initial public offering in 1986.

Net Loss. The Company reduced its net loss to $0.9 million in the thirteen weeks ended May 3, 1997 from a net loss of $2.8 million during the same period last year. The improved bottom line performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of S,G&A expenses and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


Liquidity and Sources of Capital. Cash generated from earnings was the Company's primary source of liquidity during the first thirteen weeks of the fiscal year. The Company had unused lines of credit aggregating $53.5 million, at quarter end.

The Company's working capital at May 3, 1997 was $80.8 million and its ratio of current assets to current liabilities was 1.8 to 1. During the first three months of 1997, the Company's net cash used by operations was $35.7 million, compared to $35.4 million used in the first three months of 1996. The most significant uses of cash during the period were $43.9 million in normal reductions of accounts payable, $7.1 million in total debt reduction and $4.2 million relating to the reduction of accrued expenses and store closing reserves.

The Company is in compliance with all convenants under its line of credit and long-term note agreements as of and for the period ended May 3, 1997. The Company has tentatively agreed to refinance it's existing debt. The new agreement will replace the existing debt by making $100 million available to the Company at favorable financing terms. Under the terms of the new agreement, based on current borrowing levels, the Company would save up to $2.5 million in annual interest charges.

CAPITAL EXPENDITURES
--------------------


During the first quarter of 1997, the Company had capital expenditures of $1.8 million out of a total of $12 million, net of construction allowances, planned for the year. Also during the quarter, the Company opened or relocated 7 new stores and closed 8 stores while total retail selling space remained unchanged. The Company plans on opening approximately the same number of stores in fiscal 1997 as it closes but anticipates that total retail footage will increase as the average size of new stores continues to increase.

PROVISION FOR BUSINESS RESTRUCTURING
------------------------------------

The Company is experiencing the earnings and cash flow benefits which are the result of a comprehensive business restructuring plan that began in the 4th quarter of 1994.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Through the first quarter of 1997, the Company has closed or relocated a total of 272 stores that were performing below financial expectations. The Company continues to monitor the financial performance of its stores and continues to close underperforming stores, closing 8 stores during the quarter, while opening or relocating 7 stores. The Company expects to close approximately 75 stores throughout 1997. The restructuring is expected to be complete in 1997 and the Company will open new stores that meet its standards for projected sales and profitability.

Additionally, the restructuring has allowed the Company to achieve key financial efficiencies. Through the first quarter of 1997, the Company has reduced it's investment in inventory to $160 million compared to $180 million last year. It also reduced total debt to $46 million from $78 million in 1996.

                          PART II-OTHER INFORMATION
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

Exhibits No                Description                         Page No

10.1                  Trans World Entertainment
                      Corporation Supplemental
                      Executive Retirement Plan

27                    Financial Data Schedule
                      (electronic filing only)

(B)  Reports on Form 8-K - None

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 17, 1997               By: /s/ ROBERT J. HIGGINS
                            -------------------------
                            Robert J. Higgins
                            Chairman, President and Chief Executive Officer
                            (Principal Executive Officer)

June 17, 1997               By: /s/ JOHN J. SULLIVAN
                            ------------------------
                            John J. Sullivan
                            Senior Vice President-Finance
                            and Chief Financial Officer
                            (Chief Financial and Accounting Officer)