Form 10-Q
period 1997-08-02
TRANS WORLD ENTERTAINMENT CORP
filed 1997-09-16
CIK 795212

Second Quarter Filing on Form 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  _X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997
   OR

  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
        FROM ____ TO ____

                       COMMISSION FILE NUMBER:  0-14818
                       --------------------------------

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

                                (518) 452-1242
                                --------------
             (Registrant's telephone number, including area code)

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Common Stock, $01 par value,
              9,846,509 shares outstanding as of August 29, 1997

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Form 10-Q
                                                                      Page No.
                                                                     ---------
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets - August 2, 1997,
      February 1, 1997 and August 3, 1996                                3

   Condensed Consolidated Statements of Income - Thirteen Weeks Ended
      and Twenty-Six Weeks Ended August 2, 1997 and August 3, 1996       5

   Condensed Consolidated Statements of Cash Flows - Twenty-Six Weeks
      Ended August 2, 1997 and August 3, 1996                            6

   Notes to Condensed Consolidated Financial Statements                  7

Item 2 - Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                 10


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               15

Signatures                                                              15

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                             August 2,    February 1,      August 3,
                                                                  1997           1997           1996
                                                             ---------      ---------      ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  9,757       $ 54,771       $  7,783
   Merchandise inventory                                      151,563        163,509        168,718
   Other current assets                                        10,037         14,654         20,534
                                                             ---------      ---------      ---------
      Total current assets                                    171,357        232,934        197,035
                                                             ---------      ---------      ---------

VIDEOCASSETTE RENTAL INVENTORY, net                             4,203          4,784          7,163
DEFERRED TAX ASSET                                              3,918          3,098            430

FIXED ASSETS:
   Property, plant and equipment                              168,729        169,292        169,273
   Less: Fixed asset write-off reserve                          6,500          7,571         10,430
         Allowances for depreciation and amortization          99,911         96,747         93,401
                                                             ---------      ---------      ---------
                                                               62,318         64,974         65,442
                                                             ---------      ---------      ---------

OTHER ASSETS                                                    3,179          4,263          3,525

                                                             ---------      ---------      ---------
      TOTAL ASSETS                                           $244,975       $310,053       $273,595
                                                             =========      =========      =========

See Notes to Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                                             August 2,    February 1,      August 3,
                                                                  1997           1997           1996
                                                             ---------      ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $ 77,684       $118,980       $ 76,517
   Notes payable                                                1,241            ---         19,813
   Accrued expenses and other                                   7,073          9,403          7,686
   Store closing reserve                                       10,549         13,747         17,152
   Current portion of long-term debt
      and capital lease obligations                                93          9,557          5,465
                                                             ---------      ---------      ---------
      Total current liabilities                                96,640        151,687        126,633
                                                             ---------      ---------      ---------

LONG-TERM DEBT, less current portion                           35,000         43,983         46,024
CAPITAL LEASE OBLIGATIONS,
   less current portion                                         6,459          6,507          6,553
OTHER LIABILITIES                                               6,889          6,514          5,300
                                                             ---------      ---------      ---------
      TOTAL LIABILITIES                                       144,988        208,691        184,510
                                                             ---------      ---------      ---------

SHAREHOLDERS' EQUITY:
   Preferred stock  ($.01 par value; 5,000,000 shares
      authorized; none issued)                                    ---            ---            ---
   Common stock ($.01 par value; 20,000,000 shares
      authorized; 9,872,382, 9,809,594 and 9,731,208
      shares issued respectively)                                  98             98             98
   Additional paid-in capital                                  24,812         24,540         24,413
   Treasury stock, at cost (40,394, 41,394
      and 48,394 shares, respectively)                           (394)          (407)          (407)
   Unearned compensation - restricted stock                      (210)          (245)          (162)
   Retained earnings                                           75,681         77,376         65,143
                                                             ---------      ---------      ---------
      TOTAL SHAREHOLDERS' EQUITY                               99,987        101,362         89,085
                                                             ---------      ---------      ---------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                $244,975       $310,053       $273,595
                                                             =========      =========      =========

See Notes to  Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                               Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                             -------------------------     -------------------------
                                              August 2,      August 3,      August 2,      August 3,
                                                   1997           1996           1997           1996
                                             ----------     ----------     ----------     ----------

Sales                                         $105,024       $ 96,717       $214,536       $203,339

Cost of sales                                   65,497         62,101        135,746        131,554
                                              ---------      ---------      ---------      ---------
Gross profit                                    39,527         34,616         78,790         71,785

Selling, general and
   administrative expense                       35,708         31,666         71,056         66,363

Depreciation and amortization                    3,643          3,527          7,228          7,180
                                              ---------      ---------      ---------      ---------
Income (Loss) from operations                      176           (577)           506         (1,758)

Interest expense                                 1,543          3,106          3,285          6,143
                                              ---------      ---------      ---------      ---------
Loss before income taxes                        (1,367)        (3,683)        (2,779)        (7,901)

Income tax expense benefit                        (533)        (1,291)        (1,084)        (2,770)
                                              ---------      ---------      ---------      ---------
NET LOSS                                      $   (834)      $ (2,392)      $ (1,695)      $ (5,131)
                                              =========      =========      =========      =========


LOSS PER SHARE                                $  (0.09)      $  (0.25)      $  (0.17)      $  (0.53)
                                              =========      =========      =========      =========

Weighted average number of
   common shares outstanding                     9,806          9,739          9,788          9,737
                                              =========      =========      =========      =========

See Notes to Consolidated Financial Statements.

                  TRANS WORLD ENTERTAINMENT AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                              Twenty-Six Weeks Ended
                                                            -------------------------
                                                             August 2,      August 3,
                                                                  1997           1996
                                                            ----------     ----------
                                                            ----------     ----------
NET CASH USED BY OPERATING ACTIVITIES:                       $(23,559)      $(26,908)
                                                            ----------     ----------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                       (5,102)        (2,951)
   Disposal(Purchase) of videocassette
      rental inventory, net                                       581           (441)
                                                            ----------     ----------
   Net cash used by investing activities                       (4,521)        (3,392)
                                                            ----------     ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                    35,000            ---
   Payments of long-term debt and capital
      lease obligations                                       (53,495)        (3,520)
   Net increase(decrease) in revolving
      line of credit                                            1,241        (45,447)
   Proceeds from issuance of common stock                         ---              1
   Increase in additional paid-in capital                         272            177
   Decrease in treasury stock due to
      reissuance of shares                                         13             96
   Decrease(Increase) unearned compensation from
      issuance of shares of restricted stock                       35           (162)
                                                            ----------     ----------
   Net cash used by financing activities                      (16,934)       (48,855)
                                                            ----------     ----------

   Net decrease in cash and cash equivalents                  (45,014)       (79,155)
   Cash and cash equivalents, beginning of period              54,771         86,938
                                                            ----------     ----------
   Cash and cash equivalents, end of period                  $  9,757       $  7,783
                                                            ==========     ==========

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

These interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these condensed consolidated financial statements reflect all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.


Note 2. Restructuring Charge

In order to streamline operations and close unprofitable store locations, the Company recorded pre-tax restructuring charges of $35 million in 1995 and $21 million 1994. The restructuring charges include the write-down of assets, estimated cash payments to landlords for early termination of operating leases and the cost for returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender and consulting fees, including those that the Company was obligated to pay on behalf of its lenders while working to renegotiate its credit agreements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 2. Restructuring Charge (cont'd)

In determining the components of the reserves, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for the period from February 1, 1997 through August 2, 1997 are outlined below (in thousands):

                                     Balance      Charges against     Balance
                                       as of       the Reserve          as of
                                    02/01/97    1st Qtr    2nd Qtr   08/02/97
                                    --------   --------   --------   ---------
   Non-cash write-offs              $  7,671   $    445   $    855   $  6,371
   Cash outflows                      13,647      2,311        658     10,678
                                    --------   --------   --------   ---------
      Total                         $ 21,318   $  2,756   $  1,513   $ 17,049
                                    ========   ========   ========   =========

Note 3. Seasonality

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.


Note 4. Earnings (Loss) Per Share

Earnings (Loss) per share is based on the weighted average number of common shares outstanding during each fiscal period. Common stock equivalents, which relate to employee stock options, are excluded from the calculations, as their inclusion would have an anti-diltive impact on the loss per share.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 5. Recently Issued Accounting Standards

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on EPS amounts or have been anti-dilutive with respect to losses.

Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of the total of net income and the components of all other nonowner changes in equity, or comprehensive income, either below net income(loss) in the statement of operations, in a separate statement of comprehensive income(loss) or within the statement of changes of stockholders' equity. The Company has had no significant items of other comprehensive income.

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


RESULTS OF OPERATIONS
---------------------

                     Thirteen Weeks Ended August 2, 1997
             Compared to the Thirteen Weeks Ended August 3, 1996

Sales. Total sales increased 8.6% to $105.0 million for the thirteen weeks ended August 2, 1997 compared to $96.7 million for the same period last year. The Company operated 35 fewer stores in 1997 than in 1996, a decrease of approximately 83,000 square feet of retail selling space. The increase in total sales is due to the comparable sales increase of 8.7%, which is measured against last year's 3.4% increase and is the Company's sixth consecutive quarter of comparable store sales growth.

Comparable store sales in the Company's music stores increased 9.1% while comparable sales in the video stores increased 6.6%.

Gross Profit. Gross profit as a percentage of sales improved to 37.6% from 35.8% in the thirteen week period ended August 2, 1997 compared to the same period in 1996. The increase is due to a higher initial markon and lower markdowns in the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), expressed as a percentage of sales, increased from 32.7% to 34.0% in the thirteen week period ended August 2, 1997 when compared to the same period in 1996. The 1996 percentage includes the receipt of $2.5 million upon the termination of a business development agreement which was recorded as a reduction of S,G&A. Excluding the receipt of $2.5 million, S,G&A as a percentage of sales improved in 1997 from 35.3% in 1996 as the Company continues to leverage its operating expenses against sales.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                                 (continued)

Interest Expense. Net interest expense was reduced to $1.5 million in the thirteen week period ended August 2, 1997 from $3.1 million in 1996. The decrease is due to a reduction of approximately $35 million of total debt, compared to the second quarter of 1996 and reduced interest rates during the last month of the quarter which is the result of the complete refinancing of the Company's debt, completed on July 9, 1997.

Net Loss. The Company reduced its net loss to $0.8 million for the thirteen weeks ended August 2, 1997 from a net loss of $2.4 million for the same period in 1996. The 1996 loss includes the receipt of $2.5 million upon the termination of a business development agreement. Excluding the receipt of $2.5 million the Company's net loss in 1996 would have been $4.0 million. The improved bottom line performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of SG&A expense and lower interest expense.


                    Twenty-Six Weeks Ended August 2, 1997
            Compared to the Twenty-Six Weeks Ended August 3, 1996

Sales. The Company's total sales increased 5.5% to $214.5 million for the twenty-six weeks ended August 2, 1997 compared to $203.3 million for the same period last year, while operating 35 fewer stores. The increase in sales is due to enhanced merchandising and marketing initiatives combined with an overall improvment in the music and video specialty retail industry. Comparable store sales increased by 6.9% which is measured against last year's 4.8% increase.

Comparable store sales in the Company's music stores increased approximately 7.3% while comparable sales in the video stores increased 5.7%.

Gross Profit. Gross profit as a percentage of sales improved to 36.7% from 35.3% in the first half of 1997, compared to 1996. The increase is due to a higher initial markon and higher purchase discounts combined with a greater percentage of higher margin catalog sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, increased to 33.1% in the first half of 1997 from 32.6% in the first half of 1996. The 1996 percentage includes the receipt of $2.5 million upon the termination of a business development agreement which, was recorded as a reduction of S,G&A. Excluding the receipt of $2.5 million, S,G&A as a percentage of sales improved in 1997 from 33.8% in 1996 as the Company continues to leverage its operating expenses against sales.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                                 (continued)

Interest Expense. Net interest expense was reduced to $3.3 million in the twenty-six week period ended August 2, 1997 from $6.1 million for the twenty-six week period ending August 3, 1997. The decrease is due to a reduction of approximately $86 million of total debt since the beginning of 1996.

Net Loss. The Company reduced its net loss to $1.7 million in the twenty-six weeks ended August 2, 1997 from a net loss of $5.1 million during the same period last year. The 1996 loss includes the receipt of of $2.5 million upon the termination of a business development agreement. Excluding the receipt of $2.5 million the Company's net loss in 1996 would have been $6.8 million. The improved bottom line performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of SG&A expense and lower interest expense.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                                 (continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and Sources of Capital. Cash generated from earnings continued to be the Company's primary source of liquidity during the first half of the fiscal year. The Company had unused lines of credit aggregating $63.8 million, at August 2, 1997.

The Company's working capital at August 2, 1997 was $74.7 million and its ratio of current assets to current liabilities was 1.8 to 1. During the first half of 1997, the Company's net cash used by operations was $23.6 million, compared to $26.9 million used in the first half of 1996. The most significant uses of cash during the period were $41.3 million in normal reductions of accounts payable, $17.2 million in total debt reduction and $5.5 million relating to the reduction of accrued expenses and store closing reserves.

On July 9, 1997, the Company finalized a new Loan and Security Agreement with Congress Financial Corporation. The new agreement replaced the Company's existing debt by making $100 million available to the Company under a new revolving credit facility, at favorable financing terms.


CAPITAL EXPENDITURES
--------------------

During the twenty-six weeks ended August 2, 1997, the Company had capital expenditures of $5.1 million out of a total of $12 million, net of construction allowances, planned for the year. During the first half of 1997 the Company has opened or relocated 19 new stores and closed 30 stores while total retail selling space has declined slightly. While the Company is closing more stores than it is opening it anticipates that total retail footage for the year will increase as the average size of new stores continues to increase.

On August 4, 1997 the Company announced the signing of a Letter of Intent to acquire Strawberries Inc., a privately-held retailer of pre-recorded music and video, based in Milford, MA. Final closing of the acquisition is subject to the approval of the U.S. District Court and the signing of a definitive agreement.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                                 (continued)
PROVISION FOR BUSINESS RESTRUCTURING
------------------------------------

The Company is experiencing the earnings and cash flow benefits which are the result of a comprehensive business restructuring plan that began in the 4th quarter of 1994. Through the first half of 1997, the Company has closed or relocated a total of 294 stores that were performing below financial expectations. The Company continues to monitor the financial performance of it's stores and continues to close underperforming stores. The restructuring is expected to be substantially complete in the next twelve months and the Company will open new stores that meet its standards for projected sales and profitability

Additionally, the restructuring has allowed the Company to achieve key financial efficiencies. Through the first half of 1997, the Company has reduced it's investment in inventory to $152 million compared to $169 million last year. It also reduced total debt to $36 million from $71 million in 1996.

                          PART II. OTHER INFORMATION
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

     Exhibit No.      Description                                   Page No.
     -----------      --------------------------------------        --------

                      Trans World Entertainment Corporation
        10.1          Loan and Security Agreement                      15

        27            Financial Data Schedule

                      News Release - Letter of Intent to
        99.1          acquire Strawberries Inc.                        93


(B)  Reports on Form 8-K - None

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANS WORLD ENTERTAINMENT CORPORATION

September 16, 1997        By:  /s/ ROBERT J. HIGGINS
                          --------------------------
                          Robert J. Higgins
                          Chairman, President and Chief Executive Officer
                          (Principal Executive Officer)

September 16, 1997        By:  /s/ JOHN J. SULLIVAN
                          -------------------------
                          John J. Sullivan
                          Senior Vice President-Finance
                          and Chief Financial Officer
                          (Principal Financial Officer)