Form 10-Q
period 1997-11-01
TRANS WORLD ENTERTAINMENT CORP
filed 1997-12-16
CIK 795212

THIRD QUARTER FILING ON FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

  _X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997
   OR

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

                         Common Stock, $01 par value,
            19,718,666 shares outstanding as of December 15, 1997

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Form 10-Q
                                                                    Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets - November 1, 1997,
      February 1, 1997 and November 2, 1996                                 3

   Condensed Consolidated Statements of Income - Thirteen Weeks Ended
      and Thirty-Nine Weeks Ended November 1, 1997 and November 2, 1996     5

   Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks
      Ended November 1, 1997 and November 2, 1996                           6

   Notes to Condensed Consolidated Financial Statements                     7

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     10


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders               15

Item 6 - Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 16

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 (unaudited)

                                                         November 1,    February 1,    November 2,
                                                               1997           1997           1996
                                                         -----------    -----------    -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $    4,590     $   54,771     $   8,324
   Merchandise inventory                                    216,659        163,509       214,084
   Other current assets                                       9,844         14,654        25,671
                                                         -----------    -----------    ----------
      Total current assets                                  231,093        232,934       248,079
                                                         -----------    -----------    ----------

VIDEOCASSETTE RENTAL INVENTORY, net                           4,060          4,784         5,926
DEFERRED TAX ASSET                                            3,926          3,098           430

FIXED ASSETS:
   Property, plant and equipment                            176,738        169,292       170,288
   Less: Fixed asset write-off reserve                        5,924          7,571         9,781
         Allowances for depreciation and
            amortization                                    101,070         96,747        96,106
                                                         -----------    -----------    ----------
                                                             69,744         64,974        64,401
                                                         -----------    -----------    ----------

OTHER ASSETS                                                  4,111          4,263         3,558

                                                         -----------    -----------    ----------
      TOTAL ASSETS                                       $  312,934     $  310,053     $  322,394
                                                         ===========    ===========    ==========

See Notes to Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                 (unaudited)

                                                         November 1,    February 1,    November 2,
                                                               1997           1997           1996
                                                         -----------    -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $  135,454     $  118,980     $  116,936
   Notes payable                                             10,707            ---         32,806
   Accrued expenses and other                                 7,632          9,403          4,418
   Store closing reserve                                      9,874         13,747         15,262
   Current portion of long-term debt
      and capital lease obligations                              96          9,557          8,603
                                                         -----------    -----------    -----------
      Total current liabilities                             163,763        151,687        178,025
                                                         -----------    -----------    -----------

LONG-TERM DEBT, less current portion                         35,000         43,983         44,912
CAPITAL LEASE OBLIGATIONS, less current portion               6,435          6,507          6,531
OTHER LIABILITIES                                             6,554          6,514          6,296
                                                         -----------    -----------    -----------
      TOTAL LIABILITIES                                     211,752        208,691        235,764
                                                         -----------    -----------    -----------

SHAREHOLDERS' EQUITY:
   Preferred stock  ($.01 par value; 5,000,000 shares
      authorized; none issued)                                  ---            ---            ---
   Common stock ($.01 par value; 20,000,000 shares
      authorized; 9,898,478  9,809,594 and 9,783,594 shares
      issued, respectively)                                      99             98             98
   Additional paid-in capital                                25,010         24,540         24,417
   Treasury stock, at cost (40,394  41,394 and 41,394
      shares, respectively)                                    (394)          (407)          (407)
   Unearned compensation - restricted stock                    (193)          (245)          (144)
   Retained earnings                                         76,660         77,376         62,666
                                                         -----------    -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                            101,182        101,362         86,630
                                                         -----------    -----------    -----------

      TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                         $  312,934     $  310,053     $  322,394
                                                         ===========    ===========    ===========

See Notes to  Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                           Thirteen  Weeks  Ended        Thirty-Nine Weeks Ended
                                          --------------------------    --------------------------
                                          November 1,    November 2,    November 1,    November 2,
                                                1997           1996           1997           1996
                                          -----------    -----------    -----------    -----------

Sales                                     $  114,737     $   97,583     $  329,273     $  300,922

Cost of sales                                 71,075         61,366        206,821        192,920
                                          -----------    -----------    -----------    -----------
Gross profit                                  43,662         36,217        122,452        108,002

Selling, general and
    administrative expenses                   37,193         33,899        108,249        100,262

Depreciation and amortization                  3,807          3,475         11,035         10,655
                                          -----------    -----------    -----------    -----------
Income (loss) from operations                  2,662         (1,157)         3,168         (2,915)

Interest expense                               1,069          2,657          4,354          8,800
                                          -----------    -----------    -----------    -----------
Income (loss) before income taxes              1,593         (3,814)        (1,186)       (11,715)

Income tax expense (benefit)                     614         (1,337)          (470)        (4,107)
                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                         $      979     $   (2,477)    $     (716)    $   (7,608)
                                          ===========    ===========    ===========    ===========


Earnings (loss) per share                 $     0.10     $    (0.25)    $    (0.07)    $    (0.78)
                                          ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding                   9,852          9,741          9,809          9,738
                                          ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                  TRANS WORLD ENTERTAINMENT AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                         Thirty-Nine Weeks Ended
                                                                        --------------------------
                                                                        November 1,    November 2,
                                                                              1997           1996
                                                                        -----------    -----------
                                                                        -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES:                                  $  (27,016)    $  (37,680)
                                                                        -----------    -----------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                   (16,616)        (5,672)
   Disposal of videocassette rental inventory, net                             724            796
                                                                        -----------    -----------
   Net cash used by investing activities                                   (15,892)        (4,876)
                                                                        -----------    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                 35,000            ---
   Payments of long-term debt and capital lease obligations                (53,516)        (3,738)
   Net increase (decrease) in revolving line of credit                      10,707        (32,454)
   Proceeds from issuance of common stock                                        1              1
   Increase in additional paid-in capital                                      470            181
   Decrease in treasury stock due to reissuance of shares                       13             96
   Decrease (increase) in unearned compensation from issuance
      of shares of restricted stock                                             52           (144)
                                                                        -----------    -----------
   Net cash used by financing activities                                    (7,273)       (36,058)
                                                                        -----------    -----------

   Net decrease in cash and cash equivalents                               (50,181)       (78,614)
   Cash and cash equivalents, beginning of period                           54,771         86,938
                                                                        -----------    -----------
   Cash and cash equivalents, end of period                             $    4,590     $    8,324
                                                                        ===========    ===========

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

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 2. Restructuring Charge (cont'd)

In determining the components of the reserves, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for the period from February 1, 1997 through November 1, 1997 are outlined below (in thousands):

                              Balance     /-----Charges-----\     Balance
                                as of       Y-T-D                   as of
                             02/01/97     2nd Qtr     3rd Qtr    11/01/97
                             --------    --------    --------    --------
     Non-cash write-offs     $  7,671    $  1,300    $    570    $  5,801
     Cash outflows             13,647       2,969         681       9,997
                             --------    --------    --------    --------
     Total                   $ 21,318    $  4,269    $  1,251    $ 15,798
                             ========    ========    ========    ========

Note 3. Seasonality

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.


Note 4. Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted average number of common shares outstanding during each fiscal period. Common stock equivalents, related to stock options, which would have a dilutive effect based on current market prices, did not have a material effect on earnings (loss) per share in the periods presented. (See exhibit 11: Statement re computation of per share earnings)

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


Note 5. Recently Issued Accounting Standards

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for financial statements for both interim ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of Statement No. 128 will not have a material impact on the Company's computation or presentation of EPS, as the Company's common stock equivalents either have had no material effect on EPS amounts or have been anti-dilutive with respect to losses.

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

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases", general economic factors in markets where the Company's products are sold, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 1997
Compared to the Thirteen Weeks Ended November 2, 1996

Sales. Total sales increased 18% to $114.7 million for the thirteen weeks ended November 1, 1997, compared to $97.6 million for the same period last year. The increase in total sales is due to a combination of higher customer traffic (which is the result of enhanced merchandising and marketing strategies and a stronger new release schedule) and the acquisition of Strawberries on October 8, 1997, which added $4.0 million to sales for the quarter (90 stores and approximately 346,000 square feet of retail selling space).

Comparable store sales increased 11.6%, which is measured against last year's 4.3% increase and is the Company's seventh consecutive quarter of comparable store sales growth.

The Company operated 551 stores and 2.4 million square feet of retail selling space at the end of the quarter compared to 497 stores and 2.0 million square feet in 1996.

Gross Profit. Gross profit as a percentage of sales increased to 38.1% in the third quarter ended November 1, 1997, from 37.1% in the third quarter of 1996. The increase is the result of a higher initial markon due primarily to a favorable product mix of higher margin catalog sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), expressed as a percentage of sales, decreased to 32.4% in the thirteen week period ended November 1, 1997, compared to 34.7% in the same period of 1996, as the Company continues to leverage its operating expenses against sales.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                 (continued)

Interest Expense. Net interest expense was reduced to $1.1 million for the quarter compared to $2.7 million in the third quarter of 1996. The decrease is the result of lower average outstanding balances under the revolving line of credit, lower outstanding long-term debt and lower interest rates, due to the refinancing completed in the second quarter. Total debt at the end of the quarter was approximately $52.2 million compared to last years $92.9 million.

Net Income (Loss). The Company recorded net income of $1.0 million for the thirteen weeks ended November 1, 1997 compared to a net loss of $2.5 million for the same period in 1996. The improved performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of SG&A expenses and lower interest expense.


Thirty-Nine Weeks Ended November 1, 1997
Compared to the Thirty-Nine Weeks Ended November 2, 1996

Sales. The Company's total sales increased $28.4 million, or 9%, to $329.3 million for the thirty-nine weeks ended November 1, 1997, compared to $300.9 million for the same period last year. The increase in sales is due to enhanced merchandising and marketing initiatives combined with an overall improvement in the music and video specialty retail industry. Additionally, the acquisition of Strawberries on October 8, 1997, accounted for approximately $4.0 million of the increase in total sales.

Comparable store sales increased by 8.4% which is measured against last year's 4.6% increase.

Gross Profit. Gross profit as a percentage of sales improved to 37.2% in the first nine months of 1997, compared 35.9% in 1996. The increase is due to a higher initial markon and higher purchase discounts combined with a greater percentage of higher margin catalog sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased to 32.9% in the first nine months of 1997 from 33.3% in the first nine months of 1996. The 1996 percentage reflects the receipt of $2.5 million upon the termination of a business development agreement which was recorded as a reduction of S,G&A. Excluding the receipt of $2.5 million, S,G&A as a percentage of sales improved in 1997 from 34.1% in 1996 as the Company continues to leverage its operating expenses against sales.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                 (continued)

Interest Expense. Net interest expense decreased to $4.4 million in the thirty-nine week period ended November 1, 1997, from $8.8 million in the same period of 1996. The decrease is the result of lower average outstanding balances under the revolving line of credit, lower outstanding long-term debt and lower interest rates (which are the result of the refinancing completed in the second quarter).

Net Loss. The Company reduced its net loss to $0.7 million in the thirty-nine weeks ended November 1, 1997 from a net loss of $7.6 million during the same period last year. The 1996 loss reflects the receipt of $2.5 million upon the termination of a business development agreement. Excluding the receipt of $2.5 million the Company's net loss in 1996 would have been $9.2 million. The improved performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of S,G&A expenses and lower interest expense.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                 (continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Capital. Cash generated from earnings continued to be the Company's primary source of liquidity during the first nine months of the fiscal year. The Company had unused lines of credit aggregating approximately $54.3 million at November 1, 1997.

The Company's working capital at November 1, 1997 was $67.3 million and its ratio of current assets to current liabilities was 1.4 to 1. During the first nine months of 1997, the Company's net cash used by operations was $27.0 million, compared to $37.7 million used in the first nine months of 1996. The most significant uses of cash during the period were $53.2 million for inventory purchases (substantially all of which occurred in the third quarter in anticipation of holiday season inventory requirements) including $16.0 million related to the acquisition of existing inventory at 90 Strawberries locations, offset by an increase in accounts payable of $16.5 million, as the Company continues to leverage its vendor payables against inventory. Also during the period, the Company has spent $16.6 million on the acquisition of property and equipment, $7.8 million to reduce total debt and $5.6 million relating to the reduction of accrued expenses and store closing reserves.

On July 9, 1997, the Company finalized a new Loan and Security Agreement with Congress Financial Corporation. The new agreement replaced the Company's existing debt by making $100 million available to the Company under a new revolving credit facility, at favorable financing terms.

At a special meeting of shareholders held on November 14, 1997, shareholders approved an amendment to the Company's Certificate of Incorporation authorizing up to 50 million shares of common stock. Previously the Company was authorized to issue up to 20 million shares.

Also on November 14, 1997, the Company's Board of Director's approved a two-for-one split of the Company's common stock, in the form of a 100% stock dividend. The stock dividend is payable on December 15, 1997, to shareholders of record at the close of business on December 1, 1997. Total shares outstanding increased to 19,718,666 on December 15, 1997. The Board's decision to split the stock was based on the Company's continued strong performance and positive outlook for the future. The stock split will bring the price of the Company's stock to a level that the Company believes is more desirable to a wider range of investors, thus broadening the stockholder base and increasing investor liquidity and marketability.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                 (continued)


CAPITAL EXPENDITURES

During the thirty-nine weeks ended November 1, 1997, the Company had capital expenditures of $16.6 million. The Company has opened or relocated 33 new stores and closed 51 stores during the period. Additionally, on October 8, 1997, the Company announced it had closed on the purchase of substantially all of the assets of Strawberries, Inc., a privately-held retailer of pre-recorded music and video, based in Milford, MA. The purchase added 90 stores and approximately 346,000 square feet of retail selling space.


PROVISION FOR BUSINESS RESTRUCTURING

The Company is experiencing the earnings and cash flow benefits which are the result of a comprehensive business restructuring plan that began in the 4th quarter of 1994. Through the first nine months of 1997, the Company has closed or relocated a total of 315 stores that were performing below financial expectations. The Company continues to monitor the financial performance of its stores and continues to close underperforming stores. The restructuring is expected to be completed during fiscal 1998. The Company will also open new stores that meet its standards for projected sales and profitability.

                          PART II. OTHER INFORMATION
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Item 4 - Submission of Matters to a Vote of Security Holders

        A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Thursday, June 5, 1997.

        B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                              -------------------------
                                                Column 1       Column 2
                Name of Nominee                 Withheld      Votes for
                --------------------          -------------------------
                Robert J. Higgins                  2,726      9,296,750
                Dean S. Adler                      3,526      9,295,950
                George W. Dougan                   4,246      9,295,230
                Charlotte G. Fischer               4,726      9,294,750
                Isaac Kaufman                      5,246      9,294,230
                Matthew H. Mataraso                3,226      9,296,250
                Dr. Joseph G. Morone               3,526      9,295,950

        C) A Special Meeting of Shareholders of Trans World Entertainment Corporation was held on Friday, November 14, 1997.

        D) A proposal to amend Trans World Entertainment Corporation's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000 shares, was approved as follows:

                    FOR -                      7,551,676
                AGAINST -                      1,081,165
                ABSTAIN -                         17,076

                          PART II. OTHER INFORMATION
            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                 (continued)

Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits

        Exhibit No.      Description                                 Page No.
        -----------      --------------------------------------      --------

           11            Statement re computation of per share earnings    17

           27            Financial Data Schedule                          N/A
                         (electronic filing only)

(B)  Reports on Form 8-K

        The Company filed a report on form 8-K announcing its acquisition of the majority of the assets of Strawberries, a privately-held specialty retailer of pre-recorded music and video.

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANS WORLD ENTERTAINMENT CORPORATION

December 16, 1997    By:  /s/ ROBERT J. HIGGINS
                     --------------------------
                     Robert J. Higgins
                     Chairman, President and Chief Executive Officer
                     (Principal Executive Officer)

December 16, 1997    By:  /s/ JOHN J. SULLIVAN
                     -------------------------
                     John J. Sullivan
                     Senior Vice President-Finance and Chief Financial Officer
                     (Principal Financial and Chief Accounting Officer)