Form 10-K
period 1998-01-31
TRANS WORLD ENTERTAINMENT CORP
filed 1998-03-30
CIK 795212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          [ ]     FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT

                 FOR THE TRANSITION PERIOD FROM ____ TO ____

                       COMMISSION FILE NUMBER:  0-14818

                    TRANS WORLD ENTERTAINMENT CORPORATION
                    -------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                               14-1541629
         ----------                             ------------
 (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification Number)

                             38 Corporate Circle
                           Albany, New York  12203
                    -------------------------------------
         (Address of principal executive offices, including zip code)

                                (518) 452-1242
                    -------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of March 26, 1998, 19,816,143 shares of the Registrant's Common Stock, excluding 70,788 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $28.75 on the Nasdaq National Market on March 26, 1998, was approximately $272,900,000. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 52.1% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

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

The Company operates a chain of retail entertainment stores in a single industry segment. Sales were $571.3 million during the fiscal year ended January 31, 1998 (referred to herein as "1997"). The Company is one of the largest specialty retailers of compact discs, prerecorded audio cassettes, prerecorded videocassettes and related accessories in the United States. At January 31, 1998, the Company operated 539 stores totaling about 2.4 million square feet in 34 states, the District of Columbia and the Virgin Islands, with the majority of the stores concentrated in the Eastern half of the United States. The Company's business is highly seasonal in nature, with the peak selling period being the Christmas holiday in the fourth fiscal quarter.

In October 1997, the Company acquired 90 out of a total of 118 stores owned by Strawberries, Inc., a privately held non-mall music specialty retailer operating primarily in New England. The stores operate under the names "Strawberries" and "Waxie Maxie" and are primarily located in freestanding and strip center locations.

On December 15, 1997 the Company split its common stock two-for-one in the form of a 100% stock dividend. The total shares issued at January 31, 1998 were 19,815,357 compared to a total of 19,619,188 at February 1, 1997, on a split adjusted basis. All references throughout this report to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock split.

The Company closed 78 stores in 1997 and a total of 342 since the fourth quarter of 1994 as part of a restructuring plan announced in the fourth quarter of 1994. The Company expects the restructuring to be completed during 1998. A total of 62 stores are forecast to close or relocate in 1998; however, only 49 closings are associated with the restructuring. The remaining 13 stores will be closed or relocated as part of the Company's ongoing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

The Company's central distribution facility currently serves all of its retail stores with weekly shipments to each store providing for approximately 78% of their retail product requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers or redistribution from other Company-operated stores.

The Company's principal executive offices are located at 38 Corporate Circle, Albany, New York, 12203, and its telephone number is (518) 452-1242.

Store Concepts

The Company's strategy is to offer customers a broad selection of music and video titles at competitive prices in convenient, attractive stores. The Company has developed a number of distinct store concepts to take advantage of real estate opportunities and to satisfy varying consumer demands.

Mall Stores

The Company's mall stores include five concepts, all of which have been designed to offer consumers a fun and exciting shopping experience. In the mall stores, the Company puts an emphasis on a strong in-store presentation message, broad product selection and competitive pricing to attract the casual impulse buyer.

Full-Line Music Stores. The Company's full-line mall stores are located in large, regional shopping malls and are generally named Record Town. There were 178 such stores at January 31, 1998. This store concept utilizes an average space of approximately 3,300 square feet with, certain stores ranging in excess of 7,000 square feet depending on the availability of preferred space and the expected volume of the store.

Saturday Matinee Stores. These stores are dedicated to the sale of pre-recorded video products. These stores are located in large, regional shopping malls and average 2,200 square feet in size. There were 44 such locations in operation at January 31, 1998. The Company's strategy is to combine this store with a Record Town in its combination store concept whenever possible.

Combination Stores. At January 31, 1998, the company operated 79 combination Record Town/Saturday Matinee stores. The combination store concept occupies an average of 7,300 square feet. These stores share common storefronts and offer the consumer an exciting combination of music and video products in one store location. The Company believes that the combination of the two concepts creates a marketing synergy by attracting different target customers.

For Your Entertainment Stores. At January 31, 1998, the Company operated five F.Y.E. stores. These stores combine a broad assortment of music and video products with a game arcade and an extensive selection of games, portable electronics, accessories and boutique items. This format is designed to be a semi-anchor or destination retailer in major regional malls. The prototype F.Y.E. store is 25,000 square feet.

Specialty Music Stores. The specialty music concept is also located in large, regional shopping malls, but contrasts with full-line music stores in that they carry a less diverse product selection. These stores, 34 of which were in operation at January 31, 1998, are generally operated under the name Tape World. The specialty mall stores operate in approximately 1,300 square feet. The Company's strategy is to reposition and expand these stores into Record Town stores or combination stores as opportunities become available.

Non-Mall Stores

The Company's non-mall concept accounted for 199 stores in operation at January 31, 1998, which primarily operate under the names Coconuts and Strawberries. These stores are designed for freestanding, strip center and downtown locations in areas of high population density. The majority of the non-mall stores range in size from 3,000 to 8,000 square feet. Non-mall stores carry an extensive product assortment and have an emphasis on competitive pricing. The Company's non-mall stores include 22 video rental stores. These stores operate under the tradename "Movies Plus" and average approximately 5,300 square feet.

On October 27, 1997, the Company acquired "Planet Music," a 31,000 square foot, freestanding superstore in Virginia Beach, VA. The store operates in a strip center and offers an extensive catalog of predominantly music. The store also has a video department and sells other non-music related products, similar to what would be carried in a large Coconuts store. The acquisition also includes the rights to the "Planet Music" name and trademark, which offers the Company potential expansion opportunities.

Products

The Company's stores offer a full assortment of compact discs, prerecorded audio cassettes, prerecorded video (including DVD) and related accessories.
Sales by category as a percent of total sales over the past three years were as follows:


                        January 31, February 1, February 3,
                              1998        1997        1996
                        ----------- ----------- -----------
Compact discs                55.5%       50.1%       49.2%
Prerecorded audio cassettes  18.9        22.2        25.5
Prerecorded video            16.3        18.6        16.7
Other                         9.3         9.1         8.6
                        ----------- ------------ ----------
TOTAL                       100.0%      100.0%      100.0%
                        =========== ============ ==========

Pre-recorded Music. The Company's music stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from six major manufacturers. Music categories include rock, pop, rap, soundtracks, alternative, Latin, urban, heavy metal, country, dance, vocals, jazz and classical. Merchandise inventory is generally classified for inventory management purposes in three groups: "hits", which are the best selling new releases, "fast moving" titles, which generally constitute the top 1,000 titles with the highest rate of sale in any given month, and "catalog" items that customers purchase to build their collections.

Video Products. The Company offers pre-recorded videocassettes for sale in a majority of its stores. DVD, a new video technology, was introduced to the retail consumer in 1997. DVD offers a quality that exceeds both the current VHS and CD formats and also offers the consumer more storage than the current CD. The Company believes that the DVD player will replace the sales of laser disc players and VCRs as the new technology becomes more accessible. The Company is anticipating the increased availability of DVD players and plans to capitalize on this technology by making software increasingly available as this technology becomes more widely accepted by the consumer. DVD sales were less than 1% of the Company's retail sales in 1997.

Other Products. The Company stocks and promotes brand name blank audio cassette and videocassette tapes as well as accessory products for compact discs, audio cassettes and videocassettes. These accessories include maintenance and cleaning products, portable electronics, storage cases, headphones and video games.

Advertising

The Company makes extensive use of in-store advertising circulars and signs and also pursues a mass-media marketing program for its freestanding stores through advertisements in newspapers, radio, and television. Most of the vendors from whom the Company purchases merchandise offer their customers advertising allowances to promote their products.

Industry and Competitive Environment

According to industry sources, the U.S. retail market for music and video products was approximately $20 billion in 1996. Prerecorded music amounted to $12.5 billion of that total, and this segment of the market has grown at an annual rate of 9.5% over the past 15 years. Fueled in part by this growth, in the early 1990's, music retailers began aggressive expansion programs which grew total square footage at a rate that outpaced consumer demand, resulting in an overcapacity of selling space in the U.S. Furthermore, new music retailing entrants, including mass merchants (e.g. Wal-Mart, K-Mart, Target) and consumer electronics stores (e.g. Best Buy, Circuit City) promoted aggressive loss-leader pricing strategies in an effort to increase store traffic. The additional retailing square footage and the loss-leader pricing strategy forced music specialty retailers to reduce prices, resulting in decreased sales and gross margins of music specialty retailers. As a result, many music specialty retailers experienced financial difficulties which lead to corporate restructurings and bankruptcies. During 1996, many of the major music vendors began to enforce programs such as the Minimum Advertised Pricing ("MAP") program to eliminate loss-leader pricing strategies. These programs penalize sellers that fail to comply with vendor pricing programs by limiting advertising support. The enforcement of the MAP program has been successful in stabilizing prices in the industry. Non-traditional music retailers have since reduced their music and video selections and maintained less aggressive pricing policies.

Seasonality

The Company's business is highly seasonal. The fourth quarter constitutes the Company's peak selling period. In 1997, the fourth quarter accounted for approximately 42% of annual sales and substantially all of net income. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to bolster its permanent store staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter, including as a result of merchandise delivery delays due to receiving or distribution problems, the Company's operating results, particularly operating and net income, could be adversely affected. The fourth quarter percentage of annual sales in 1997 was higher than normal due to the Strawberries acquisition in October 1997. Quarterly results are affected by timing and strength of new releases, the timing of holidays, new store openings and sales performance of existing stores.

Distribution and Merchandise Operations

The Company's distribution facility uses certain automated and computerized systems designed to manage product receipt, storage and shipment. Store inventories of regular product are replenished in response to detailed product sale information that is transmitted to the central computer system from each store after the close of the business day. Shipments from the facility to each of the Company's stores are made at least once a week and currently provide the Company's stores with approximately 78% of their product requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers or redistribution from other sources.

Company-owned trucks service approximately 36% of the Company's stores; the balance is serviced by several common carriers chosen on the basis of geographic and rate considerations. No contractual arrangements exist between the Company and any common carriers. The Company's sales volume and centralized product distribution facility enable it to take advantage of transportation economies.

The Company believes that the existing distribution center is adequate to meet the Company's planned business needs, and additional improvements will be completed primarily for operational efficiency.

Suppliers and Purchasing

The Company purchases inventory for its stores from approximately 450 suppliers. Approximately 68% of purchases in 1997 were made from the six largest suppliers:
WEA (Warner/Electra/Atlantic Corp)., Sony Music, PolyGram Distribution, Universal Distribution, BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution). As is typical in this industry, the Company has no material long-term purchase contracts and deals with its suppliers principally on an order-by-order basis. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. The Company also expects to continue to pass on to customers any price increases imposed by the suppliers of prerecorded music and videocassettes.

The Company produces store fixtures for all of its new stores and store remodels in its manufacturing facility located in Johnstown, New York. The Company believes that the costs of production are lower than purchasing from an outside manufacturer.

Trade Customs and Practices

Under current trade practices, retailers of pre-recorded compact discs and audio cassettes are entitled to return products they have purchased from major vendors for other titles carried by these vendors; however, the returns are subject to merchandise return penalties. This industry practice permits the Company to carry a wider selection of music titles and at the same time reduce the risk of obsolete inventory. Most manufacturers and distributors of pre-recorded videocassettes offer return privileges comparable to those with pre-recorded music, but with no merchandise return penalties. Video rental products are not eligible for return to the manufacturers. The merchandise return policies have not changed significantly during the past five years, but any future changes in these policies could impair the value of the Company's inventory. The Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

Employees

As of January 31, 1998, the Company employed approximately 6,100 people, of whom 850 were employed on a full-time salaried basis, 1,700 were employed on a full-time hourly basis, and the remainder were employed on a part-time hourly basis. The Company hires temporary sales associates during peak seasons to assure continued levels of customer service. Store managers report to district managers, each of who, inturn, reports to a regional manager. In addition to their salaries, store managers, district managers and regional managers have the potential to receive incentive compensation based on profitability. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees.

Retail Information Systems

All store sales data and product purchasing information is collected centrally utilizing the IBM AS/400 midrange configuration. The Company's information systems manage a database of over 150,000 active SKUs in pre-recorded music, video and accessory products. The system processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations. The Company has piloted a new point-of-sale system that will be rolled out chain wide during the summer of 1998. This new system is expected to improve customer service while increasing the accuracy of perpetual inventories at the store level. See discussion on Year 2000 compliance in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.  PROPERTIES

Retail Stores

At January 31, 1998, the Company operated 539 retail outlets. The Company owns one real estate site, which it formerly operated as a retail outlet and currently leases to an unrelated party. All of the Company's retail stores are under operating leases with various terms and options. Substantially all of its stores provide for payment of fixed monthly rentals, a percentage of the gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes, insurance and utilities. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of January 31, 1998:

              Year          Leases          Year          Leases
             ------        --------        ------        --------
              1998            94            2002            58
              1999            49            2003            73
              2000            77            2004            56
              2001            53            2005 & Beyond   79

The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations. Included in the table above are 38 month-to-month leases under negotiations for renewal; these leases are included as part of leases due to expire in 1998. Certain of the stores scheduled to close will do so upon the expiration of the applicable store lease.

Corporate Offices and Distribution Center Facility

The Company leases its Albany, New York distribution facility and the majority of the corporate office space from its principal shareholder and Chief Executive Officer under two capital leases that extend through the year 2015. Both leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. Under such leases, the Company pays all property taxes, insurance and maintenance. The office portion of the facility is comprised of 21,000 square feet. The distribution center portion is comprised of approximately 138,000 square feet.

The principal shareholder and Chief Executive Officer is currently constructing a 20,000 square foot expansion to the existing corporate offices with an estimated completion date of July 1998. This property will be leased to the Company under similar terms as the two existing capital leases.

The Company leases an 83,000 square foot facility in Johnstown, NY, where it manufactures its store fixtures. The seven-year operating lease expires in June 1998. The Company anticipates it will negotiate a new lease.

Item 3.  LEGAL PROCEEDINGS

The Company has no material legal proceedings pending against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on November 14, 1997, shareholders approved an amendment to the Company's Certificate of Incorporation authorizing up to 50 million shares of common stock. Previously the Company was authorized to issue up to 20 million shares. Voting results were are follows:

            FOR -        7,551,676
        AGAINST -        1,081,165
        ABSTAIN -           17,076



Supplementary Item - Identification of Executive Officers of the Registrant
---------------------------------------------------------------------------

(Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

The name, age, principal occupation and period of service as an executive officer of the Company for each executive officer are set forth below.

Robert J. Higgins                                                       Age 56
                                           President, Chief Executive Officer,
                                Chairman of the Board and Director  Since 1973

Robert J. Higgins founded the Company in 1972 and has participated in its operations since 1973. Mr. Higgins has served as President, Chief Executive Officer and a director of the Company for more than the past five years, and is the principal shareholder in the Company.

James A. Litwak                                                         Age 44
                                                      Executive Vice President
                                    of Merchandising and Marketing  Since 1996

James A. Litwak joined the Company in May 1996 as Executive Vice President of Merchandising and Marketing. Prior to joining the Company, Mr. Litwak served as Senior Vice President and General Merchandise Manager of DFS Group Limited, an international operator of in-airport duty free shops. Prior to joining DFS Group Limited, Mr. Litwak held several executive positions in his fourteen year career at R.H. Macy's Company with the most recent being President of Merchandising for Macy's West responsible for developing marketing, merchandising and product launch programs to fuel growth for the 50 store division.

Edward W. Marshall, Jr.                                                 Age 52
                               Executive Vice President-Operations  Since 1989

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

Carol A. Stevens                                                        Age 47
                           Senior Vice President - Human Resources  Since 1998

Carol A. Stevens has been Senior Vice President of Human Resources since she joined the Company in February 1998. Prior to joining the Company, Ms. Stevens was Senior Vice President of Human Resources at Hechinger Company from 1994 to 1997 and served as Vice President prior to 1994.

John J. Sullivan                                                        Age 45
                                          Senior Vice President, Treasurer and
                                           Chief Financial Officer  Since 1991

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


                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON  EQUITY  AND  RELATED  STOCKHOLDER

MATTERS

Market Information. The Company's initial public offering was completed on July 24, 1986, and since that date the shares of the Company's Common Stock have been traded on the over-the-counter market and quoted on the Nasdaq National Market under the symbol "TWMC." As of January 31, 1998, there were approximately 400 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 3, 1996 through March 26, 1998.


                                    Last
                                   Sales
                                   Prices
                               High        Low

        1996
        1st Quarter           $ 2 5/8     $ 1 1/4
        2nd Quarter             3 5/8       2 1/4
        3rd Quarter             4 3/8       2 9/16
        4th Quarter             4 1/16      3 1/8

        1997

        1st Quarter           $ 6 3/16    $ 3 5/8
        2nd Quarter             9 5/8       5 15/16
        3rd Quarter            16 3/8       9 1/16
        4th Quarter            28 1/8      14 5/8

        1998

        1st Quarter (through
          March 26, 1998)     $29 1/4     $24


On March 26, 1998, the last reported sale price on the Common Stock on the Nasdaq National Market was $28 3/4.

On March 6, 1998, options for the Company's Common Stock began trading on the Chicago Board Options Exchange and the American Stock Exchange.

Dividend Policy. The Company has never declared or paid cash dividends on its Common Stock. The Revolving Credit Facility sets certain restrictions on the payment of cash dividends. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Revolving Credit Facility and such other factors as the Board of Directors of the Company may consider.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company. The selected income statement and balance sheet data for the five fiscal years ended Janaury 31, 1998 set forth below are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                Fiscal Year Ended (1)
                             January 31, February 1, February 3, January 28, January 29,
                                1998        1997        1996        1995        1994
                             -----------------------------------------------------------
                                     (in thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales                          $571,314    $481,657    $517,046    $536,840    $492,553
Cost of sales                   361,422     308,952     340,754     341,422     307,834

                               --------------------------------------------------------
Gross profit                    209,892     172,705     176,292     195,418     184,719
Selling, general and
 administrative expenses        155,678     136,084     150,628     158,637     147,644
Restructuring charge (2)            ---         ---      35,000      21,000         ---
Depreciation and amortization    15,156      14,134      16,125      16,932      14,655
                               --------------------------------------------------------
Income (loss) from operations    39,058      22,487     (25,461)     (1,151)     22,420
Interest expense                  4,995      10,767      14,222       9,540       5,971
                               --------------------------------------------------------
Income (loss) before
 income taxes                    34,063      11,720     (39,683)    (10,691)     16,449
Income tax expense (benefit)     13,489       4,618     (14,310)     (4,435)      6,626
                               --------------------------------------------------------
Net income (loss)               $20,574      $7,102    ($25,373)    ($6,256)     $9,823
                               ========================================================
Basic earnings (loss)
 per share(3)                     $1.05       $0.36      ($1.30)     ($0.32)      $0.51
                               ========================================================
Weighted average number
 of shares outstanding(3)        19,655      19,514      19,452      19,402      19,446
                               ========================================================
Diluted earnings (loss)
 per share(3)(4)                  $0.99       $0.36      ($1.30)     ($0.32)      $0.50
                               ========================================================
Adjusted weighted average
 number of shares
 outstanding(3)(4)               20,688      19,798      19,452      19,402      19,497
                               ========================================================

BALANCE SHEET DATA: (at the end of the period)

Working capital                 $89,853     $81,247     $78,773     $93,431    $101,538
Total  assets                   371,583     310,053     390,331     426,939     380,264
Current portion of
  long-term obligations              99       9,557       3,420       6,618       3,695
Long-term obligations            41,409      50,490      60,364      66,441      73,098
Shareholders' equity            122,965     101,362      94,104     119,477     126,074

OPERATING DATA:
Store Count (open at end of period):
     Mall stores                    340         357         379         431         443
     Non-mall stores                199         122         163         253         241
                                -------------------------------------------------------
     Total stores                   539         479         542         684         684

Comparable store sales increase
 (decrease)(5)                     10.2%        3.6%       (3.5)%       1.1%       (2.1)%
Total square footage
 (in thousands)                   2,442       2,008       2,140       2,544       2,414

 (1) Each year consisted of 52 weeks except the Fiscal year ended February 3, 1996 which consisted of 53 weeks.

 (2) The restructuring charge includes the write-down of assets, estimated cash payments to landlords for the early termination of operating leases, and the cost for returning products to the Company's distribution center and vendors. The charge also includes estimated legal, lender and consulting fees.

 (3) All share and per share amounts have been adjusted for all periods to reflect a two-for-one stock split approved by the Board of Directors on November 14, 1997, which was effected in the form of a 100% stock dividend on December 15, 1997.

 (4) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 which requires the disclosure of basic earnings per share and diluted earnings per share.

 (5) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND

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

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income and expense items as a percentage of sales:


                                            Fiscal Year Ended

                                  ------------------------------------
                                  January 31,  February 1,  February 3,
                                     1998         1997         1996
                                  -------------------------------------
Sales                                 100.0%       100.0%       100.0%
Gross profit                           36.7%        35.9%        34.1%
Selling, general and
  administrative expenses              27.2%        28.3%        29.1%
Restructuring charge                    0.0%         0.0%         6.8%
Depreciation and amortization           2.7%         2.9%         3.1%
                                  -------------------------------------
Income (loss) from operations           6.8%         4.7%        (4.9)%
Interest expense                        0.8%         2.2%         2.8%
                                  -------------------------------------
Income (loss) before income taxes       6.0%         2.5%        (7.7)%
Income tax expense (benefit)            2.4%         1.0%        (2.8)%
                                  -------------------------------------
Net income (loss)                       3.6%         1.5%        (4.9)%
                                  =====================================

Change in comparable store sales       10.2%         3.6%        (3.5)%
                                  =====================================

                 Fiscal Year Ended January 31, 1998 ("1997")
            Compared to Fisal Year Ended February 1, 1997 ("1996")

Sales. The Company's sales increased $89.7 million, or 18.6%, from 1996. The increase was primarily attributable to a comparable store sales increase of 10.2%, a sales increase of 8.4% resulting from the acquisition of 90 Strawberries' stores in October 1997, and the opening of 48 stores partially offset by the closing of 78 stores. Management attributes the comparable store sales increase primarily to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation. Sales by product configuration are shown in the following table:


                                           Fiscal Year Ended

                               ----------------------------------------
                               January 31,    February 1,    February 3,
                                 1998            1997           1996
                               ----------------------------------------

Compact discs                    55.5%           50.1%          49.2%
Prerecorded audio cassettes      18.9            22.2           25.5
Prerecorded video                16.3            18.6           16.7
Other                             9.3             9.1            8.6
                               -----------------------------------------
Total                           100.0%          100.0%         100.0%
                               =========================================

For 1997, comparable store sales increased 11.0% for mall stores and 9.6% for non-mall stores. By product configuration, comparable store sales increased 11.4% in music and 2.6% in video.

Gross Profit. Gross profit, as a percentage of sales, increased to 36.7% in 1997 from 35.9% in 1996 as a result of reduced merchandise shrinkage and increased purchase discounts combined with a strong performance from higher margin catalog sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased to 27.2% in 1997 from 28.3% in 1996. The 1.1% decrease can be attributed to the leverage of SG&A expenses on the 10.2% comparable store sales increase, as well as the overall sales increase.

Interest Expense. Interest expense decreased 53.6% to $5.0 million in 1997 from $10.8 in 1996. The decrease is due to lower average outstanding borrowings and lower interest rates due to the refinancing completed during the year.

Income Tax Expense. The effective income tax rate was 39.6% in 1997. See Note 4 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective tax rate.

Net Income. In 1997, the Company's net income increased to $20.6 million compared to a net income of $7.1 million in 1996. The improved bottom line performance can be attributed to the profitability of the additional stores and the ongoing success of the Company's restructuring plan.

Additionally, the Company benefited from a comparable store sales increase, higher gross margin rate and improved leverage of SG&A expenses.

                 Fiscal Year Ended February 1, 1997  ("1996")
          Compared  to Fiscal Year Ended February  3,  1996 ("1995")

Sales. The Company's sales decreased $35.4 million, or 6.8%, from 1995 while the number of stores in operation decreased by 12%. The decrease was primarily attributable to a net decrease of approximately 151,000 square feet, which resulted from the closing of 85 stores offset slightly by the opening of 22 stores. In 1995 there were 53 weeks in the fiscal year, with the extra week contributing $6.9 million in sales. Comparable store sales for fiscal year 1996 increased by 3.6%. Management attributes the comparable store sales increase to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation.

The Company's comparable store formats showed positive growth in 1996 compared to 1995. Comparable store sales increased 2.8% for mall stores and 7.4% for non-mall stores. By product configuration, comparable store sales increased 1.9% in music and 12.4% in video, as video benefitted from continued growth of the video sell-through market

Gross Profit. Gross profit, as a percentage of sales, increased to 35.9% in 1996 from 34.1% in 1995 as a result of reduced merchandise shrinkage and increased purchase discounts combined with a strong performance from higher margin catalog sales.

Expenses. SG&A, as a percentage of sales, decreased to 28.3% in 1996 from 29.1% in 1995. The 0.8% decrease can be attributed to the closing of underperforming stores, the receipt of $2.5 million upon termination of a business agreement in the second quarter 1996 and a 3.6% increase in comparable store sales. Interest expense decreased 24% to $10.8 million in 1996 from $14.2 in 1995. The decrease was due to lower average outstanding borrowings offset in part by increased weighted average interest rates. The effective income tax rate was 39.4% in 1996.

Net Income. In 1996, the Company's net income increased to $7.1 million compared to a net loss of $25.4 million in 1995. The improved performance can be attributed to the success of the Company's restructuring plan. Additionally, the Company benefited from a comparable store sales increase, higher gross margin rate and lower SG&A expenses.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash flow from operations and funds available under revolving credit facilities are the Company's primary sources of liquidity. During the first three fiscal quarters, cash flow is typically consumed by payments to merchandise vendors and store construction expenditures. The revolving credit facilities provide the Company with liquidity until December, when the Company's cash position has historically been the highest, providing sufficient cash to repay all outstanding borrowings under the revolving credit facilities.

During 1997, cash provided by operations was $93.2 million compared to $44.9 million for 1996. The increased cash flow from operations was due primarily to the $13.5 million increase in net income and continued improvement in inventory management. Leverage of accounts payable to inventory improved to 86.1% in 1997 from 72.8% in 1996.

The Company ended fiscal 1997 with cash balances of approximately $94.7 million compared to 1996 when the Company had cash balances of $54.8 million. In both years, the Company had no short term borrowings.

On July 9, 1997 the Company entered into a $100 million secured revolving credit facility with Congress Financial Corporation. The Revolving Credit Facility combined the Company's long-term debt with its revolving credit line to create a $100 million credit facility with a three year term at interest rates averaging below the prime rate. The Revolving Credit Facility, combined with lower borrowing needs, was responsible for the Company's interest expense decreasing to $5.0 million for the year ended January 31, 1998 from $10.8 for the year ended February 1, 1997

The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is secured by merchandise inventory and has a minimum net worth covenant.

Capital Expenditures. Most of the Company's capital expenditures are for new store expansion and relocation of existing stores. The Company typically finances its capital expenditures through internally generated cash and borrowings under its revolving credit facility. In addition the Company typically receives financing from landlords in the form of construction allowances or rent concessions for a portion of the capital expenditure. Total capital expenditures were approximately $15.5 million in 1997 with significantly all of this amount being related to new stores and store remodels and reconfigurations. Included in this figure was approximately $2 million related to the development and pilot of a new point-of-sale ("POS") system. The system will be rolled out to all stores during the summer of 1998.

In fiscal 1998, the Company plans to spend approximately $47 million, net of construction allowances, in capital expenditures. Included in such $47 million is approximately $17 million for the new POS system.

Provision for Business Restructuring. Company performance in 1997 confirmed the success of a restructuring plan that began in the fourth quarter of 1994. Management concluded that intense competition from existing retailers and new entrants, combined with changing customer demand and declining mall traffic was adversely affecting certain of the Company's retail markets. The Company recognized and responded to negative industry trends before any of its competitors and has nearly completed its restructuring.

The Company's restructuring included closing underperforming stores, improving operating efficiencies and refinancing its debt. In order to reduce its portfolio of stores to a strong core of profitable locations in desirable markets, the Company continued to focus on improving the profitability of existing stores and streamlining operations by closing unprofitable stores. As of January 31, 1998, the Company has closed or relocated a total of 342 stores. An additional 62 stores are forecasted to close or relocate in 1998; however, only 49 are associated with the restructuring. The remaining 13 stores are to be closed or relocated as part of the Company's ongoing business.

The Company is experiencing improved earnings and cash flow benefits as a result of the restructuring program and expects continued improvement as the remaining store closings are completed throughout the remainder of 1998.

Impact of Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of merchandise items has increased, the Company has been able to pass the increase on to its customers.

Seasonality. The Company's business is highly seasonal, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 10 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

Year 2000 Compliance. The Company has assessed its systems and equipment with respect to Year 2000 compliance and has developed a project plan. Many of the Year 2000 issues, including the processing of credit card transactions, have been addressed. The remaining Year 2000 issues will be addressed either with scheduled system upgrades or through the Company's internal systems development staff. The incremental costs will be charged to expenses as incurred and are not expected to have a material impact on the financial position or results of operations of the Company. However, the Company could be adversely impacted if Year 2000 modifications are not properly completed by either the Company, or its vendors, banks or any other entity with whom the Company conducts business.

Accounting Policies. During fiscal year 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires that the Company disclose both basic earnings per share and diluted earnings per share. The Company adopted the provisions of SFAS No. 128 retroactively for 1996 and 1995, as required.

In 1998, the Company will adopt the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that the Company disclose as comprehensive income all changes in equity during a period that are not a result of investments by owners and distributions to owners.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will not have an effect on the Company because it operates in a single segment. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," will not have an effect on the Company because it does not have a defined benefit pension plan.

Dividend Policy. The Company has never declared or paid cash dividends on Common Stock. The Revolving Credit Facility sets certain restrictions on the payment of cash dividends. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Revolving Credit Facility and such other factors as the Board of Directors of the Company may consider.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Consolidated Financial Statements of the Company is included in
Item 14, and the financial statements follow the signature page to this Annual Report on Form 10-K.

The quarterly results of operations are included herein in Note 11 of the Consolidated Financial Statements.

Item 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND

FINANCIAL DISCLOSURE

None.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the Company's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998.

(b) Identification of Executive Officers

The information required with respect to the executive officers of the Registrant is set forth under the caption Supplementary Item on page 9 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the captions "Principal Shareholders" and "Election of Directors" in the Company's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements
-----------------------------
The consolidated financial statements and notes are listed in the Index to Financial Statements on page 17 of this report.

14(a)(2)  Financial Statement Schedules
---------------------------------------
None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

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

                                         TRANS WORLD ENTERTAINMENT CORPORATION

Date:   March 30, 1998                            By:  /s/ ROBERT J. HIGGINS
                                                  ----------------------------
                                                  Robert J. Higgins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                           Date
/s/ ROBERT J. HIGGINS       Chairman, President and
   (Robert J. Higgins)      Chief Executive Officer             March 30, 1998
                            (Principal Executive Officer)

/s/ JOHN J. SULLIVAN        Senior Vice President, Treasurer    March 30, 1998
   (John J. Sullivan)       and Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)

/s/ MATTHEW H. MATARASO     Secretary and Director              March 30, 1998
   (Matthew H. Mataraso)


/s/ GEORGE W. DOUGAN        Director                            March 30, 1998
   (George W. Dougan)


/s/ CHARLOTTE G. FISCHER    Director                            March 30, 1998
   (Charlotte G. Fischer)


/s/ ISAAC KAUFMAN           Director                            March 30, 1998
   (Isaac Kaufman)


/s/ DEAN S. ADLER           Director                            March 30, 1998
   (Dean S. Adler)


/s/ JOSEPH G. MORONE        Director                            March 30, 1998
   (Joseph G. Morone)

                    TRANS WORLD ENTERTAINMENT CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Form 10-K
                                                                       Page No.

Independent Auditor's Report                                            21

Consolidated Financial Statements

Consolidated Balance Sheets at January 31, 1998 and February 1, 1997    22

Consolidated Statements of Income - Fiscal years ended
    January 31, 1998, February 1, 1997 and February 3, 1996             23

Consolidated Statements of Shareholders' Equity - Fiscal years ended
    January 31, 1998, February 1, 1997 and February 3, 1996             24

Consolidated Statements of Cash Flows - Fiscal years ended
    January 31, 1998, February 1, 1997, and February 3, 1996            25

Notes to Consolidated Financial Statements                              26

Report of KPMG Peat Marwick LLP
Independent Auditors


The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Albany, New York
March 13, 1998

           TRANS WORLD ENTERTAINMENT CORPORATION AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE SHEETS
                                (in thousands)

                                                 January 31,    February 1,
                                                    1998           1997
                                                 --------------------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                       $94,732           $54,771
  Accounts receivable                               3,105             8,826
  Merchandise inventory                           189,394           163,509
  Refundable income taxes                             ---               564
  Deferred tax asset                                  ---             2,774
  Prepaid expenses and other                        3,119             2,490
                                                 -------------------------
     Total current assets                         290,350           232,934
                                                 --------------------------

VIDEOCASSETTE RENTAL INVENTORY, net                 4,099             4,784
DEFERRED TAX ASSET                                  4,726             3,098
FIXED ASSETS:
  Buildings                                         7,774             7,774
  Fixtures and equipment                           89,968            85,776
  Leasehold improvements                           77,764            75,742
                                                 --------------------------
                                                  175,506           169,292
  Less: Fixed asset write-off reserve               4,279             7,571
        Allowances for depreciation and
        amortization                              101,595            96,747
                                                 --------------------------
                                                   69,632            64,974
                                                 --------------------------
OTHER ASSETS                                        2,776             4,263
                                                 --------------------------
     TOTAL ASSETS                                $371,583          $310,053
                                                 ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $162,981          $118,980
  Income taxes payable                             11,155               ---
  Accrued expenses and other                       17,347             9,403
  Store closing reserve                             8,691            13,747
  Current deferred taxes                              224               ---
  Current portion of long-term debt and
    capital lease obligations                          99             9,557
                                                 --------------------------
     Total current liabilities                    200,497           151,687
LONG-TERM DEBT, less current portion               35,000            43,983
CAPITAL LEASE OBLIGATIONS, less current portion     6,409             6,507
OTHER LIABILITIES                                   6,712             6,514
                                                 --------------------------
     TOTAL LIABILITIES                            248,618           208,691
                                                 --------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock  ($.01 par value; 5,000,000
   shares authorized; none issued.)                   ---               ---
  Common stock ($.01 par value; 50,000,000 shares
   authorized; 19,815,357 shares and 19,619,188
   shares issued in 1997 and 1996, respectively)      198               197
  Additional paid-in capital                       25,386            24,441
  Unearned compensation - restricted stock           (175)             (245)
  Treasury stock at cost (70,788 and 72,788 shares
   in 1997 and 1996, respectively)                   (394)             (407)
  Retained earnings                                97,950            77,376
                                                 --------------------------
     TOTAL SHAREHOLDERS' EQUITY                   122,965           101,362
                                                 --------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $371,583          $310,053
                                                 ==========================

See Notes to Consolidated Financial Statements.



            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                   (in thousands, except per share amounts)


                                                 Fiscal Year Ended
                                     January 31,    February 1,    February 3,
                                        1998           1997           1996
                                     -----------------------------------------
Sales                                $571,314        $481,657       $517,046
Cost of sales                         361,422         308,952        340,754
                                     -----------------------------------------
Gross profit                          209,892         172,705        176,292
Selling, general and
  administrative expenses             155,678         136,084        150,628
Restructuring charges                     ---             ---         35,000
Depreciation and amortization          15,156          14,134         16,125
                                     -----------------------------------------
Income (loss) from operations          39,058          22,487        (25,461)
Interest expense                        4,995          10,767         14,222
                                     -----------------------------------------
Income (loss) before income taxes      34,063          11,720        (39,683)
Income tax expense (benefit)           13,489           4,618        (14,310)
                                     -----------------------------------------
NET INCOME (LOSS)                     $20,574          $7,102       ($25,373)
                                     =========================================

BASIC EARNINGS (LOSS) PER SHARE         $1.05           $0.36         ($1.30)
                                     =========================================
Weighted average number of common
  shares outstanding                   19,655          19,514         19,452
                                     =========================================

DILUTED EARNINGS (LOSS) PER SHARE       $0.99           $0.36         ($1.30)
                                     =========================================
Adjusted weighted average number of
  common shares outstanding            20,688          19,798         19,452
                                     =========================================

See Notes to Consolidated Financial Statements.



                  TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     (in thousands, except share and option amounts)


                                               Total       Unearned
                                             Additional  Compensation                       Share-
                                     Common   Paid in     Restricted   Treasury  Retained  holders'
                                     Stock    Capital       Stock       Stock    Earnings   Equity
                                   ----------------------------------------------------------------
Balance as of January 28, 1995,
 restated to reflect two-for-one
 stock split in 1997
 (19,462,416 shares issued)       $195    $24,138        $ ---      $(503)    $95,647   $119,477
Net Loss                           ---        ---          ---        ---     (25,373)   (25,373)
                                  ----------------------------------------------------------------
Balance as of February 3, 1996
 (19,462,416 shares issued)        195     24,138          ---       (503)     70,274     94,104
Issuance of 14,000 shares
 of treasury stock under
 incentive stock programs          ---        (59)         ---         96         ---         37
Issuance of 150,000 shares of
 common stock-restricted stock
 plan, net                           2        350         (245)       ---         ---        107
Exercise of 6,772
 stock options                     ---         12          ---        ---         ---         12
Net Income                         ---        ---          ---        ---       7,102      7,102
                                   ----------------------------------------------------------------
Balance as of February 1, 1997
 (19,619,188 shares issued)       $197    $24,441        $(245)     $(407)    $77,376   $101,362
Issuance of 2,000 shares
 of treasury stock under
 incentive stock programs          ---        ---          ---         13         ---         13
Amortization of unearned
 compensation - restricted
 stock plan                        ---        ---           70        ---         ---         70
Exercise of 196,169
 stock options                       1        545          ---        ---         ---        546
Income tax benefit arising
 from exercise of employee
 stock options                     ---        400          ---        ---         ---        400
Net Income                         ---        ---          ---        ---      20,574     20,574
                                  ----------------------------------------------------------------
Balance as of January 31, 1998
(19,815,357 shares issued)        $198    $25,386        $(175)     $(394)    $97,950   $122,965
                                  ----------------------------------------------------------------

See Notes to Consolidated Financial Statements.


            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                          Fiscal Year Ended
                                                 January 31,   February 1,   February 3,
                                                    1998          1997          1996
                                                 ---------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                 $20,574       $7,102        ($25,373)
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
  Depreciation and amortization                    16,257       15,225          17,145
  Fixed asset write-off reserve                       ---          ---           8,088
  Store closing reserve                               ---          ---          26,912
  Deferred tax expense (benefit)                    1,370        3,023          (5,446)
Changes in operating assets and liabilities:
  Accounts receivable                               5,868         (747)          1,097
  Merchandise inventory                            (9,872)      31,068          27,781
  Refundable income taxes                             564        7,744          (8,308)
  Prepaid expenses and other                         (408)         439           1,478
  Other assets                                      2,481         (381)            (53)
  Accounts payable                                 42,751      (12,322)         (4,191)
  Income taxes payable                             11,155          ---          (1,961)
  Accrued expenses and other                        7,344        3,137            (984)
  Store closing reserve                            (5,056)     (10,528)        (11,913)
  Other liabilities                                   198        1,174            (136)
                                                 ---------------------------------------
Net cash provided by operating
  activities                                       93,226       44,934          24,136
                                                 ---------------------------------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment           (15,538)     (10,198)        (10,006)
  Acquisition of businesses, net                  (20,901)         ---             ---
  Proceeds from sale of fixed assets                  ---          ---             929
  (Purchases) disposals of videocassette
   rental inventory, net                              685        1,938             750
                                                 ---------------------------------------
Net cash used in investing activities             (35,754)      (8,260)         (8,327)
                                                 ---------------------------------------
FINANCING ACTIVITIES:
  Net decrease in revolving line
   of credit                                          ---      (65,260)         (9,687)
  Payments of long-term debt                      (18,440)      (3,661)         (8,902)
  Payments of capital lease obligations               (99)         (76)           (373)
  Issuance of stock under incentive
   stock programs                                      83          144             ---
  Exercise of stock options, including
   tax benefit                                        945           12             ---
                                                 ---------------------------------------
Net cash used by financing activities             (17,511)     (68,841)       (18,962)
                                                 ---------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                 39,961      (32,167)        (3,153)
Cash and cash equivalents, beginning
  of year                                          54,771       86,938         90,091
                                                 ---------------------------------------
Cash and cash equivalents, end of year            $94,732      $54,771        $86,938
                                                 =======================================


See Notes to  Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation is one of the largest specialty retailers of music, video and related accessories in the United States. The Company operates in a single industry segment, the operation of a chain of retail entertainment stores. At January 31, 1998, the Company operated 539 stores in 34 states, the District of Columbia and the U.S. Virgin Islands, with a majority of the stores concentrated in the Eastern half of the United States.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year: The Company's fiscal year is a 52- or 53-week period ending on the Saturday nearest to January 31. Fiscal years 1997 and 1996 ended January 31, 1998 and February 1, 1997, respectively, and consisted of 52 weeks. Fiscal year 1995, which ended February 3, 1996, consisted of 53 weeks.

Dividend Policy: The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently in place sets certain restrictions on the payment of cash dividends. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the Board of Directors of the Company may consider.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are at fair value.

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost (first-in, first-out) or market as determined principally by the retail inventory method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. The vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original product purchase price depending on the type of product being returned. The Company records the merchandise return charges in cost of sales.

Videocassette Rental Inventory: The cost of videocassette rental tapes is capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions are amortized over twelve months while other titles are amortized over thirty-six months.

Fixed Assets: Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs, which do not extend the life of the applicable asset, are charged to expense as incurred. Buildings are amortized over a 30-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term. Primarily all of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

Depreciation and amortization expense related to the Company's videocassette rental inventory, distribution center facility and distribution center equipment is included in cost of sales.

Advertising Costs: The costs of advertising are expensed in the first period in which such advertising takes place.

Store Opening and Closing Costs: Costs associated with opening a store are expensed as incurred. When a store is closed, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for lease obligations, less estimated sub-rental income. The residual value of any fixed asset moved to a store as part of a relocation is transferred to the relocated store.

Income Taxes: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was effective for the Company for fiscal year 1997. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income, adjusted in 1997 for the $400,000 tax benefit resulting from stock option exercise activity, by the sum of the weighted average shares and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's Stock Option Plans (see Note
6). In Fiscal years 1997, 1996 and 1995 the additional dilutive potential common shares were 1,033,000, 284,000, and 0, respectively. As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting. The Company has presented Fiscal 1997 earnings per share data and restated all prior-period earnings per share data in accordance with SFAS No. 128. See the Consolidated Statements of Income for the required disclosures.

All earnings and loss per share information has been adjusted for the two-for-one stock split effected in the form of a 100% stock dividend on December 15, 1997. All references to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated. See Note 7, "Shareholders' Equity."

Note 2.  Restructuring Charge

In order to streamline operations and close unprofitable store locations, the company recorded pre-tax restructuring charges of $35.0 million in Fiscal year 1995 and $21.0 million in Fiscal 1994. The restructuring charges include the write-down of assets, estimated cash payments to landlords for the early termination of operating leases, and the cost of returning product to the Company's distribution center and vendors. The charge also includes estimated legal, lender and consulting fees.

In determining the components of the reserves, management analyzed all of the aspects of closing stores and the costs that are incurred. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for each year in the three-year period ended January 31, 1998 are outlined below (in thousands):

                Balance             Charges   Balance   Charges   Balance   Charges   Balance
                 as of    1995    against the  as of  against the  as of  against the  as of
                1/28/95  Reserve    Reserve   2/3/96    Reserve   2/1/97    Reserve   1/31/98
                -----------------------------------------------------------------------------
Total
Non Cash
Write-offs      $11,429   $10,799    $8,322   $13,906   $6,235    $7,671    $3,545     $4,126
Cash
Outflows          8,332    24,201     9,840    22,693    9,046    13,647     4,803      8,844
               ------------------------------------------------------------------------------
                $19,761   $35,000   $18,162   $36,599  $15,281   $21,318    $8,348    $12,970
               ==============================================================================


Note 3.  Debt


Long-term debt consisted of the following:


                                                 January 31,     February 1,
                                                    1998            1997
                                                 ----------------------------
                                                       (in thousands)
Senior unsecured notes                            $   ---          $53,077
Long-term portion of revolving credit facility     35,000              ---
Installment notes and other obligations               ---              375

                                                 ----------------------------
                                                   35,000           53,452
Less current portion                                  ---            9,469
                                                 ----------------------------
Long-term debt                                    $35,000          $43,983
                                                 ============================

In July 1997, the Company replaced its existing $65.3 million revolving credit facility and $56.5 million note agreement with a $100.0 million secured revolving credit facility with a bank. The facility matures in July 2000, and bears interest at the prime interest rate or the Eurodollar interest rate plus 1.75% (7.69% at January 31, 1998). The facility is secured by the Company's assets allowing the Company to borrow up to 65% of its eligible merchandise inventory to a maximum of $100.0 million.

During Fiscal years 1997, 1996, and 1995, the highest aggregate balances outstanding under the revolver were $45.9 million, $65.3 million and $74.9 million, respectively. The weighted average interest rates during Fiscal years 1997, 1996 and 1995 based on average daily balances, were 8.58%, 11.01% and 10.40%, respectively. The balances outstanding under the Company's revolving credit agreements at Fiscal years ended 1997, 1996 and 1995 were $35.0 million, $0.0 and $65.3 million, respectively. The Company's policy is to classify $35.0 million of borrowing under its new revolving credit facility as long-term, since the Company has the intent and ability to maintain these obligations for longer than one year, or to refinance them on a long-term basis.

At January 31, 1998, the fair market value of this revolving credit facility approximates the carrying value.

Interest paid during Fiscal years 1997, 1996 and 1995 was approximately $5.8 million, $11.8 million and $16.0 million, respectively.

Note 4.  Income Taxes


Income tax expense (benefit) consists of the following:

                                                      Fiscal Year
                                             1997        1996        1995
                                            -------------------------------
                                                       (in thousands)
       Federal - current                    $10,813      $1,364     $(9,117)
       State - current                        1,306         231         253
       Deferred                               1,370       3,023      (5,446)
                                            --------------------------------
                                            $13,489      $4,618    $(14,310)
                                            ================================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:


                                                      Fiscal Year
                                             1997        1996        1995
                                            ------------------------------
Federal statutory rate                       35.0%       35.0%      (35.0%)
State income taxes (benefit), net of
  Federal income tax effect                   3.0%        4.7%       (1.5%)
Other                                         1.6%       (0.3%)       0.4%
                                            ------------------------------
Effective income tax rate                    39.6%       39.4%      (36.1%)
                                            ==============================

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                 January 31,     February 1,
                                                   1998            1997
                                                ---------------------------
                                                       (in thousands)
CURRENT DEFERRED TAX ASSETS
Restructuring reserve                             $5,205          $8,556
                                                ---------------------------
Total Current Deferred Tax Asset                   5,205           8,556
                                                ---------------------------

CURRENT DEFERRED TAX LIABILITIES
Inventory valuation                                5,177           5,463
Other                                                252             319
                                                 --------------------------
Total Current Deferred Tax Liabilities             5,429           5,782
                                                 --------------------------
Net Current Deferred Tax Asset (Liability)        $ (224)         $2,774
                                                 --------------------------

NON-CURRENT DEFERRED TAX ASSETS
Accrued rent, lease accounting                    $3,046          $2,824
Capitalized leases                                   895             829
Book over tax depreciation                           623             ---
Other                                                254             148
                                                 --------------------------
Total Non-Current Deferred Tax Assets              4,818           3,801
                                                 --------------------------

NON-CURRENT DEFERRED TAX LIABILITIES
Tax over book depreciation                           ---             588
Other                                                 92             115
                                                 --------------------------
Total Non-Current Deferred Tax Liabilities            92             703
                                                 --------------------------

Net Non-Current Deferred Tax Asset                $4,726          $3,098
                                                 --------------------------
TOTAL NET DEFERRED TAX ASSET                      $4,502          $5,872
                                                 ==========================


In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes of approximately $0.3 million, $0.3 million and $2.2 million during Fiscal years 1997, 1996 and 1995, respectively.

Note 5.  Leases

The Company leases its distribution center and administrative offices under two leases, dated April 1, 1985 and November 1, 1989, from its Chief Executive Officer and principal shareholder. The leases are classified as capital leases for accounting purposes. Aggregate rental payments under both leases were $1.2 million for Fiscal years 1997, 1996 and 1995. Biennial increases are contained in each lease based on the Consumer Price Index with the next scheduled increase on January 1, 2000. Both leases expire in the year 2015.

Fixed asset amounts for all capitalized leases are as follows:


                                                 January 31,     February 1,
                                                    1998           1997
                                                 ---------------------------
                                                       (in thousands)
Buildings                                             $7,105          $7,105
Fixtures and equipment                                 1,625           1,625
                                                 ---------------------------
                                                       8,730           8,730
Allowances for depreciation and amortization           4,291           4,034
                                                 ---------------------------
                                                      $4,439          $4,696
                                                 ===========================

The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on a percentage of sales.

Net rental expense was as follows:


                                                     Fiscal Year
                                             1997        1996        1995
                                            -------------------------------
                                                       (in thousands)
Minimum rentals                             $50,237     $49,653     $57,420
Contingent rentals                              719         274         246
                                            -------------------------------
                                            $50,956     $49,927     $57,666
                                            ===============================

Future minimum rental payments required under all leases that have initial or remaining noncancelable lease terms in excess of one year at January 31, 1998 are as follows:


                                                Operating     Capitalized
                                                 Leases         Leases
                                                -------------------------
                                                       (in thousands)
                                  1998           $43,486       $ 1,294
                                  1999            49,865         1,294
                                  2000            47,404         1,294
                                  2001            43,920         1,294
                                  2002            38,174         1,294
                                  Thereafter     118,663        16,473
                                                ----------------------
         Total minimum payments required        $341,512        22,943
                                                ========

         Amounts representing interest                          16,435
                                                               -------

         Present value of minimum lease payments                 6,508
             Less current portion                                   99
                                                               -------
         Long-term capital lease obligations                   $ 6,409
                                                               =======

bNote 6.  Benefit Plans

Stock Option Plans

Under the Company's 1986 Stock Option Plan and 1994 Stock Option Plan (the "Plans"), the Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company and its subsidiaries at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Shares authorized for issuance under the 1986 and 1994 Stock

Option Plans were 2,200,000 and 2,000,000 (adjusted), respectively. As of June 1, 1995, the Company stopped issuing stock options under the 1986 Stock Option Plan. At January 31, 1998, of the 4,200,000 options authorized for issuance under the Plans, 2,812,741 have been granted and are outstanding, 572,647 of which were vested and exercisable. Shares available for future grants at January 31, 1998 and February 1, 1997 were 510,974 and 1,391,772, respectively. The following table summarizes information about the stock options outstanding under the Plans at January 31, 1998:


              ---------------------------------   ----------------------------
                       Outstanding                        Exercisable
              ---------------------------------   ----------------------------
                                       Weighted                      Weighted
                          Average      Average                       Average
  Exercise                Remaining    Exercise                      Exercise
  price range   Shares    Life         Price          Shares         Price
 ----------------------------------------------   ----------------------------
 $1.13-$1.82    272,118     7.3          $1.80        114,618          $1.80
  2.32-2.63     912,123     8.2           2.38         73,029           2.37
  3.00-3.69     230,000     8.4           3.07         57,500           3.07
  4.00-6.88     598,500     8.4           5.97        141,500           6.71
  7.13-16.80    800,000     7.9          14.46        186,000           7.39
              ---------                              --------
 Total        2,812,741     8.1          $6.58        572,647          $5.03
              =========                              ========

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at 85% of the fair value at the date of grant. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of January 31, 1998, there were 500,000 shares authorized for issuance and 172,000 shares have been granted and are outstanding, 94,500 of which were vested and exercisable. There are 328,000 shares of common stock reserved for possible future option grants under the 1990 Plan. The following table summarizes information about the stock options outstanding under the 1990 Plan at January 31, 1998:


               -----------------------------   ---------------------
                        Outstanding                Exercisable
               -----------------------------   ---------------------
                                    Weighted                Weighted
                          Average   Average                 Average
Exercise                  Remaining Exercise                Exercise
price range    Shares     Life      Price      Shares       Price
--------------------------------------------------------------------
$1.78-$2.02     18,000    7.7       $1.90       6,750       $1.86
 3.14-5.53     113,000    7.0        4.73      46,750        5.20
 6.91-13.71     41,000    3.5       10.88      41,000       10.88
               -------                         ------
Total          172,000    6.2       $5.90      94,500       $7.43
               =======                         ======

The following tables summarize activity under the 1986 and 1994 Plans and the 1990 Plan:


                ------------------------    ------------------------
                  1986 and 1994 Plans             1990 Plan
                ------------------------    ------------------------
                Number of    Option         Number of    Option
                Shares       Price          Shares       Price
                Subject      Range          Subject      Range
                to           per            to           per
                Option       Share          Option       Share
--------------------------------------------------------------------
Balance
Jan. 28, 1995   1,868,512   $5.50-$12.13    142,000     $5.00-$13.71
Granted           448,174    1.13-2.63       12,000         1.78
Exercised
Canceled         (555,150)   1.81-11.25     (23,000)     1.78-6.33
--------------------------------------------------------------------
Balance
Feb. 3, 1996    1,761,536    1.13-12.13     131,000      1.78-13.71
Granted         1,376,198    1.75-4.00        9,000         2.02
Exercised          (6,772)   2.81-4.13
Canceled       (1,114,486)   1.25-12.13

--------------------------------------------------------------------
Balance
Feb. 1, 1997    2,016,476    1.13-9.25      140,000      1.78-13.71
Granted         1,062,608    5.00-16.80      69,000      3.14-5.05
Exercised        (191,169)   1.44-5.50       (5,000)        5.53
Canceled          (75,174)   1.81-5.94      (32,000)     5.00-13.71
--------------------------------------------------------------------
Balance
Jan. 31, 1998   2,812,741   $1.13-$16.80    172,000     $1.78-$13.71
====================================================================

The per share weighted-average fair value of the stock options granted during Fiscal years 1997, 1996 and 1995 was $4.14, $1.05 and $0.57 respectively using the Black Scholes option pricing model, with the following weighted-average assumptions;
1997 - expected dividend yield 0.0%, risk-free interest rate of 5.5%, expected life of five years and stock volatility of 48%;
1996 - expected dividend yield 0.0%, risk-free interest rate of 6.7%, expected life of five years and stock volatility of 72%;
1995 - expected dividend yield 0.0%, risk-free interest rate of 6.7%, expected life of five years and stock volatility of 47%

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on fair value in accordance with SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                        Fiscal Year

                                               ------------------------------
                                                1997       1996       1995
                                               ------------------------------
Net income (loss), as reported                 $20,574    $7,102    ($25,373)
Basic earnings (loss) per share, as reported     $1.05     $0.36      ($1.30)
Diluted earnings (loss) per share, as reported   $0.99     $0.36      ($1.30)
Pro forma net income (loss)                    $19,074    $6,658    ($25,476)
Pro forma basic earnings (loss) per share        $0.97     $0.34      ($1.31)
Pro forma diluted earnings (loss) per share      $0.92     $0.34      ($1.31)

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 600,000 restricted shares of Common Stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria which includes continuous employment until applicable vesting dates have expired. At January 31, 1998, a total of 150,000 shares have been granted, of which 50,000 were granted in 1996 with a fair market value of $118,750; the remaining 100,000 were granted in 1995 with a fair value on the date of grant of $232,500. As of January 31, 1998, a total of 30,000 of these shares had vested. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in Fiscal years 1997 and 1996 was approximately $70,000 and $107,000, respectively. At January 31, 1998, outstanding awards and shares available for grant totaled 150,000 and 450,000, respectively.

401 (k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 16% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of nonvested benefits are used to reduce the Company's contributions in future years. The Company matching contribution totaled $529,000, $465,000 and $470,000 in Fiscal years 1997, 1996 and 1995, respectively.

Supplemental Executive Retirement Plan (SERP)

In 1997, the Company introduced a non-qualified Supplemental Executive Retirement Plan (SERP) effective March 1, 1997. The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. The annual benefit amount has been predetermined as part of the plan and vests based on years of service and age at retirement. For Fiscal year 1997, expenses related to the plan totaled approximately $361,000. The present value of the projected benefit obligation was approximately $2.3 million at January 31, 1998. The January 31, 1998 Consolidated Balance Sheet includes $313,000 of accrued expense.

Note 7.  Shareholders' Equity

On November 14, 1997, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase authorized common shares from 20 million shares of $0.01 par value common stock to 50 million shares of $0.01 par value common stock. On that date, the Board of Directors approved a two-for-one common stock split to be distributed in the form of a 100% stock dividend. As a result, 9,898,758 were issued on December 15, 1997 to shareholders of record on December 1, 1997. Accordingly, amounts equal to the par value of the additional shares issued have been charged to additional paid in capital and credited to common stock. All references throughout this annual report to number of shares, per share amounts, stock option data and market prices of the Company's common stock has been restated to reflect the stock split.

At January 31, 1998 and February 1, 1997, the Company held 70,788 and 72,788 shares, respectively, in treasury stock resulting from the repurchase of common stock through open market purchases.

Note 8.  Strawberries Acquisition

In October 1997, the Company acquired 90 out of a total of 118 stores owned by Strawberries, Inc., a privately held non-mall music specialty retailer operating primarily in New England. The stores operate under the names "Strawberries" and "Waxie Maxie" and are primarily located in freestanding or strip center locations. The acquisition has been accounted for using the purchase method of accounting. At the time of the acquisition, the Company paid $21 million for the assets which included the fixed assets, merchandise inventories, other related current assets and $683,043 in goodwill. This goodwill is being amortized on a straight-line basis over a 15 year period.

Pro forma results of operations including Strawberries for Fiscal years 1997 and 1996 are not presented because such information was not considered to be reliable because of Strawberries' bankruptcy filing.

Note 9.  Concentration of Business Risks

The Company purchases inventory for its stores from approximately 450 suppliers, with approximately 68% of purchases being made from six suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse affect on operating results and result in a decrease in vendor support for the Company's advertising programs.

Note 10.  Quarterly Financial Information  (Unaudited)


                         -----------------------------------------------------
                                        Fiscal 1997 Quarter Ended
                             1997    1/31/98    11/1/97     8/2/97     5/3/97
                         -----------------------------------------------------
                                (in thousands, except per share amounts)

Sales                    $571,314   $242,041   $114,737   $105,024   $109,512
Gross profit              209,892     87,439     43,662     39,527     39,264
Net income (loss)          20,574     21,291        979       (834)      (862)
Basic earnings (loss)
 per share                  $1.05      $1.08      $0.05     $(0.04)    $(0.04)
Diluted earnings (loss)
 per share                  $0.99      $1.01      $0.05     $(0.04)    $(0.04)



                         -----------------------------------------------------
                                        Fiscal 1996 Quarter Ended
                             1996     2/1/97    11/2/96     8/3/96     5/4/96
                         -----------------------------------------------------
                                (in thousands, except per share amounts)

Sales                    $481,657   $180,735    $97,583    $96,717   $106,622
Gross profit              172,705     64,703     36,217     34,616     37,169
Net income (loss)           7,102     14,710     (2,477)    (2,392)    (2,739)
Basic earnings (loss)
 per share                  $0.36      $0.75     $(0.13)    $(0.12)    $(0.14)
Diluted earnings (loss)
 per share                  $0.36      $0.74     $(0.13)    $(0.12)    $(0.14)

                                      -35-

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

*3.4 Certificate of Amendment to the Certificate of Incorporation.

4.1 Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997.
Commission File No. 0-14818.

10.1 Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 -- incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-6449.

10.2 Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option -- incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1990. Commission File No. 0-14818.

10.3 Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant -- incorporated here by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

10.4 Employment Agreement, dated as of February 1, 1996 between the Company and Robert J. Higgins -- incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report of Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818

10.5 Trans World Music Corporation 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto -- incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

10.6 Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors -- incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-2, No. 33-36012.

10.7 Trans World Music Corporation 1990 Restricted Stock Plan -- incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-2, No. 33-36012.

10.8 Form of Restricted Stock Agreement dated February 1, 1995 and May 1, 1995 between the Company and Edward W. Marshall, Jr., Executive Vice President of Operations and Bruce J. Eisenberg, Senior Vice President of Real Estate, respectively, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended

April 29, 1995. Commission File No. 0-14818.

10.9 Form of Restricted Stock Agreement dated May 1, 1996 between the Company and John J. Sullivan, Senior Vice President-Finance and Chief Financial Officer, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.
Commission File No. 0-14818.

10.10 Severance Agreement, dated May 20, 1996 between Trans World Entertainment Corporation and James A. Litwak, Executive Vice President of Merchandising and Marketing, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818.

10.11 Severance Agreement, dated October 1, 1994, between Trans World Entertainment Corporation and Edward Marshall, Senior Vice President-Operations -- incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

10.12 Trans World Entertainment Corporation 1994 Stock Option Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.13 Trans World Entertainment Corporation 1994 Director Retirement Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1994. Commission File No. 0-14818.

10.14 Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.15 Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997. Commission File No. 0-14818.

*10.16 Trans World Entertainment Corporation Asset Purchase Agreement with Strawberries, Inc.

11 Statement re computation of per share earnings.

*22 Significant Subsidiaries of the Registrant.

*23  Consent of KPMG Peat Marwick LLP.

*27 Financial Data Schedule (For electronic filing purposes only)
---------------------------------------------------------------------
*Filed herewith.

EXHIBIT INDEX

3.4 Certificate of Amendment to the Certificate of Incorporation.

10.16 Trans World Entertainment Corporation Asset Purchase Agreement with Strawberries, Inc.

22 Significant Subsidiaries of the Registrant.

23 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule (electronic filing only)