Form 10-K/A
TRANS WORLD ENTERTAINMENT CORP
filed 1998-04-24
CIK 795212

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---
                           SECURITIES EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM .......... TO ...........

                       COMMISSION FILE NUMBER:  0-14818

                    TRANS WORLD ENTERTAINMENT CORPORATION
                    -------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                14-1541629
              --------                                ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                 Number)

                             38 Corporate Circle
                           Albany, New York  12203
                           -----------------------
         (Address of principal executive offices, including zip code)

                                (518) 452-1242
                                --------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                        Common  Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of April 22, 1998, 19,847,112 shares of the Registrant's Common Stock, excluding 70,788 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $29.375 on The Nasdaq Stock Market on April 22, 1998, was approximately $279,723,790. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 52.0% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors, and 5% shareholders have not been excluded from the computation.

                                    PART I

Item 10.  EXECUTIVE OFFICERS AND DIRECTORS

    The term of office of each executive officer and director is one year.

    Robert J. Higgins, Chairman of the Board, founded the Company in 1972, and he has participated in its operations since 1973. Mr Higgins has served as President, Chief Executive Officer and a director of the Company for more than the past five years. He is also the Company's principal shareholder. See "PRINCIPAL SHAREHOLDERS."

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

    Edward W. Marshall, Jr. has been Executive Vice President of the Company since August 1994. He served as Senior Vice President of Operations of the Company since January 1991 and was Vice President of Operations upon joining the Company in May 1989. Prior to joining the Company, Mr. Marshall was Vice President of Operations for Morse Shoe, a retail store operator.

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

    Dean S. Adler has been a principal of Lubert/Adler Partners, LP, a limited partnership investing primarily in under-valued and opportunistic real estate and real estate-related ventures since March 1997. For ten years prior thereto, Mr. Adler was a principal and co-head of the private equity group of CMS Companies, which specialized in acquiring operating businesses and real estate within the private equity market. Mr. Adler was also an instructor at The Wharton School of the University of Pennsylvania. Mr. Adler serves on the Boards of Directors of The Lane Company, US Franchise Systems, Inc. and Developers Diversified Realty Corporation.

    George W. Dougan has been Chief Executive Officer and a member of the Board of Directors of Evergreen Bancorp Inc. since March 7, 1994, and Chairman of the Board since May 19, 1994. Mr. Dougan was the Chairman of the Board and Chief Executive Officer of the Bank of Boston-Florida from June 1992 to March 1994, was the Senior Vice President and Director of Retail Banking of The Bank of Boston-Massachusetts from February 1990 to June 1992.

    Charlotte G. Fischer has been Chairman of the Board, President and Chief Executive Officer of Paul Harris Stores, Inc., a publicly-held specialty retailer of women's apparel, since January 28, 1995. Mrs. Fischer was the Vice Chairman of the Board and Chief Executive Officer-designate from April 29, 1994 through January 28, 1995. Mrs. Fischer has also served as a consultant to retail organizations, including the Company. Mrs. Fischer was President and Chief Executive Officer of Claire's Boutiques, Inc. from September 1989 until October 1991, and was on the Board of Directors of Claire's Stores Inc., the publicly-held parent company.

    Isaac Kaufman has been Executive Vice President and Chief Financial Officer of Bio Science Contract Production Corporation, a contract manufacturer of biologics and pharmaceutical products, since February 1998. From November 1996 to February 1998, he was the Chief Financial Officer of VSI Group, Inc., a provider of contract staffing and management services. Mr. Kaufman was an Executive Vice President of Merry-Go-Round Enterprises, Inc. ("Merry-Go-Round"), a publicly-held specialty retailer, and on its Board of Directors from April 3, 1991 to February 2, 1996 and had been its Chief Financial Officer, Secretary and Treasurer since 1983. Merry-Go-Round filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code on January 11, 1994 and is currently in a Chapter 7 liquidation.

    Dr. Joseph G. Morone has been President of Bentley College since August 1, 1997. Previously, Dr. Morone was Dean of Rensselaer Polytechnic Institute's Lally School of Management and Technology and held that position since July 1993. Prior to his appointment as dean, Dr. Morone held the Andersen Consulting Professorship of Management and was Director of the School of Management's Center for Science and Technology Policy. Before joining the School of Management in 1988, Dr. Morone was a senior associate for the Keyworth Company, a consulting firm specializing in technology management and science policy. Dr. Morone also spent seven years at General Electric Company's Corporate Research and Development. Dr. Morone serves on the Boards of Directors of Albany Medical Center, Albany International Corp. and nView Corporation.

Item 11. EXECUTIVE OFFICERS AND COMPENSATION

    The Company's executive officers are identified below. At year end, five officers met the definition of "executive officer" under applicable regulations for the fiscal year 1997, including the Chief Executive. Executive officers of the Company currently hold the same respective positions with Record Town, Inc., the Company's wholly owned subsidiary through which all retail operations are conducted. The Summary Compensation Table sets forth the compensation paid by the Company and its subsidiaries for services rendered in all capacities during the last three fiscal years to each of the five executive officers of the Company whose cash compensation for that year exceeded $100,000.

                               SUMMARY COMPENSATION TABLE

                                                                Long-Term
                               Annual Compensation         Compensation Awards
                          -----------------------------   ----------------------
                                                          Restricted  Securities
                                            Other Annual    Stock     Underlying    All Other
Name and Principal        Salary    Bonus   Compensation   Award(s)    Options/    Compensation
Position            Year    ($)      ($)        ($)          ($)        Sars(#)         ($)
------------------  ----  -------  -------  ------------  ----------  ----------   ------------
Robert J. Higgins   1997  575,000  920,000    37,518(1)     ---         600,000      46,489(1)
Chairman, President 1996  575,000  575,000    28,223(1)     ---           ---        72,590(1)
and Chief Executive 1995  550,000    ---      68,653(1)     ---           ---        95,161(1)
Officer

James A. Litwak     1997  289,808  228,000     ---(2)       ---          30,000       5,109(3)
Executive Vice      1996  190,144  150,000   217,668(5)     ---         200,000       ---
President-          1995    ---      ---       ---(2)       ---           ---         ---
Merchandising &
Marketing

Edward W. Marshall  1997  264,453  200,000     ---(2)       ---          20,000       4,859(3)
Executive Vice      1996  262,097  182,559     ---(2)       ---         100,000       4,750(3)
President-          1995  263,206   50,000     ---(2)     132,500(4)     30,000       4,423(3)
Operations

Bruce J. Eisenberg  1997  195,154  180,000     ---(2)       ---          40,000       4,802(3)
Senior Vice         1996  174,933  127,400     ---(2)       ---         100,000       4,037(3)
President-          1995  137,340  100,000     ---(2)     100,000(4)     30,000       2,772(3)
Real Estate

John J. Sullivan    1997  195,154  180,000     ---(2)       ---          40,000       4,802(3)
Senior Vice         1996  179,981  127,400     ---(2)     118,750(4)    100,000       4,750(3)
President and Chief 1995  161,009    ---       ---(2)       ---          30,000       4,903(3)
Financial Officer

____________________
(1) "Other Annual Compensation" in fiscal 1997, 1996 and 1995 for Mr. Higgins includes $29,140, $17,400, and $58,335, respectively, in payments for, or reimbursement of, life insurance premiums made on behalf of Mr. Higgins or his beneficiaries, pursuant to his employment agreement. "All Other Compensation" in fiscal 1997, 1996 and 1995 for Mr. Higgins consists of maximum dollar value of premiums paid by the Company with respect to split dollar life insurance policies that the Company owns on the lives of Mr. Higgins and his wife. The Company will recoup most or all of such premiums upon maturity of the policies, but the maximum potential value is calculated in accordance with current SEC instructions as if the premiums were advanced without interest until the time that the Company expects to recover the premium.

(2) "Other Annual Compensation" for the named executive was less than $50,000 and also less than 10% of the total annual salary and bonus reported.

(3) "All Other Compensation" for the named executives consists of employer matching contributions for the 401(k) Savings Plan.

(4) "Restricted Stock Award(s)" for the named executives represents the dollar value at the date of the award and is calculated using the closing sale price of Trans World Entertainment Corporation Common Stock on the date of grant. Mr. Marshall received 50,000 shares of restricted stock of which 60% vested on January 31, 1998; an additional 20% shall become vested on January 31, 1999, and the final 20% shall become vested on January 31, 2000. Mr. Sullivan received 50,000 shares of restricted stock of which 60% shall vest on April 30, 1999; an additional 20% shall become vested on April 30, 2000, and the final 20% shall become vested on April 30, 2001. Mr. Eisenberg received
50,000 shares of restricted stock of which 20% shall become vested on April 30, 1998; an additional 20% shall become vested on April 30, 1999, and the final 60% shall become vested on April 30, 2000. The aggregate value of the 150,000 shares of restricted stock outstanding on January 31, 1998 was $4,050,000.

(5) "Other Annual Compensation" for Mr. Litwak consists of reimbursement for relocation expenses and a tax gross-up on the taxable but non-deductible component of the reimbursement.

                  STOCK OPTION GRANTS IN LAST FISCAL YEAR(1)

    The following table sets forth information concerning individual grants of stock options made during the fiscal year ended January 31, 1998, to each of the named officers of the Company.

                                    Individual Grants
                    --------------------------------------------------
                    Number of    Percent of                             Potential Realizable Value
                    Securities  Total Options                           at Assumed Annual Rate of
                    Underlying   Granted to                              Stock Price Appreciation
                     Options      Employees    Exercise or                   for Option Term(3)
                    Granted(#)       in        Basic Price  Expiration  ---------------------------
Name                  (1)(2)     Fiscal Year    ($/share)      Date         5%($)        10%($)
------------------  ----------  -------------  -----------  ----------  ------------- -------------
Mr. Higgins.......   600,000       58.9%         $16.80        2007       6,339,258    16,064,924
Mr. Marshall......    20,000        2.0%          $5.94        2007          74,688       189,273
Mr. Sullivan......    40,000        3.9%          $5.94        2007         149,375       378,546
Mr. Eisenberg.....    40,000        3.9%          $5.94        2007         149,375       378,546
Mr. Litwak........    30,000        2.9%          $5.94        2007         112,031       283,909

__________________
(1)	No SARs were granted

(2)	Stock  Options  are  exercisable  annually  in  four  equal  installments, commencing on the first anniversary of the date of the grant, and vest earlier upon the officer's death or disability. The stock options have a term of ten years. All options granted under the Stock Option Plan may become immediately
exercisable  upon  the  occurrence  of  certain  business  combinations.   The
Compensation Committee of the Board of Directors may accelerate or extend the exercisability of any options subject to such terms and conditions as the Committee deems appropriate. The option exercise price was set at the fair market value (last reported sale price) on the date of grant.

(3)	These  amounts  are  based  on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules, and are not intended to forecast possible future appreciation, if any, of the Company's
stock  price.   The  Company's stock price was $27.00 at January 31, 1998, the fiscal year end.

            AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES (1)

The following table sets forth information concerning each exercise of stock options made during the fiscal year ended January 31, 1998, by each of the named executive officers of the Company, and the value of unexercised stock options held by such person as of January 31, 1998.

                        Shares        Value
                       Acquired      Realized         Exercisable/                Exercisable/
Name                on Exercise (#)    ($)           Unexercisable               Unexercisable(2)
------------------  ---------------  --------  ----------------------------  -----------------------
                                               Number of Securities Under-    Value of Unexercised
                                               lying Unexercised Options at  In-the-Money Options at
                                                    Fiscal Year End (#)        Fiscal Year End ($)
                                               ----------------------------  -----------------------
Mr. Higgins.......        ---           ---                0/600,000                   0/6,120,000
Mr. Marshall......        ---           ---          245,000/135,000           4,937,513/3,234,053
Mr. Sullivan......        ---           ---           65,000/155,000           1,526,400/3,710,000
Mr. Eisenberg.....        ---           ---           55,000/155,000           1,182,655/3,682,285
Mr. Litwak........        ---           ---           50,000/180,000           1,200,000/4,231,860

________________________
(1)	There have been no SARs issued and there are no SARs outstanding.

(2)	Calculated on  the  basis  of  the  fair  market  value  of the underlying securities as of January 31, 1998 minus the exercise price.

Compensation of Directors

    Cash Compensation. Each director, who is not a salaried employee of the Company, receives a $15,000 retainer per annum plus a $1,000 attendance fee for each committee meeting and board meeting attended, except that the compensation for telephone conference meetings is $500. A Committee chairperson earns an additional $1,000 retainer per year.

    Matthew H. Mataraso received $58,000 in cash compensation and $1,740 in 401(k) contributions from the Company in fiscal 1997 for his services as Secretary of the Company and as counsel. Messrs. Higgins and Mataraso are the only directors eligible to participate in the Company's employee stock option plans.

    Director Stock Option Plan. Each outside Director is entitled to participate in the Company's 1990 Stock Option Plan for Non-Employee Directors (the "Director Stock Option Plan"). Currently, Mrs. Fischer and Messrs. Dougan, Kaufman, Adler and Morone participate in the Director Stock Option Plan. A total of 500,000 shares of the Common Stock are reserved for issuance pursuant to non-qualified stock options (the "Director Options") issued under such plan, and Director Options covering 252,000 shares of Common Stock have been granted. Stock options issuable under the Director Stock Option Plan are granted at an exercise price equal to 85% of the fair market value of the Common Stock on the date of grant.

    An initial grant of 10,000 Director Options is made to each new director. In addition, Director Options to purchase 1,500 shares of the Company's Common Stock are granted annually on May 1 (or, if May 1 is not a Nasdaq National Market trading day, on the next succeeding trading day) of any year to any eligible director. All Director Options vest ratably over four years. During fiscal 1997, annual grants to outside Directors of 3,000 Director Options were made at an exercise price of $5.05 per share, compared to the market value on the date of grant of $5.94. Accordingly, compensation expense in the aggregate of $5,340 will be amortized over a 48-month period by the Company for the 1997 grants.

    The Director Stock Option Plan is administered by a committee of three non-participating directors or officers who are authorized to interpret the Director Stock Option Plan but have no discretion with respect to the selection of directors who receive Director Options, the number of shares subject to the Director Stock Option Plan or to each grant thereunder, or the purchase price for shares subject to Director Option. The committee has no authority to materially increase the benefits under the Director Stock Option Plan.

    Retirement Plan. The Company provides the Board of Directors with a noncontributory, unfunded retirement plan that pays a retired director a retirement benefit of $15,000 per year for up to ten years depending on the length of service, or the life of the director and his or her spouse, whichever period is shorter. To become vested in the retirement plan a director must reach age 62 and have served on the Board of Directors for a minimum of five consecutive years.

Employment Agreements

    As founder and Chief Executive Officer of the Company, Robert J. Higgins has been instrumental in the operations of the Company. During fiscal 1997 Mr. Higgins was employed as President and Chief Executive Officer of the Company pursuant to a three year employment agreement that commenced on February 4, 1996 and continues until January 30, 1999, unless earlier terminated pursuant to its terms. Pursuant to its terms, Mr. Higgins earns a minimum annual salary of $575,000, is reimbursed for two club memberships, and is entitled to payment of or reimbursement for life insurance premiums of up to $150,000 per year on insurance policies for the benefit of persons designated by Mr. Higgins. In addition, Mr. Higgins is eligible to participate in the Company's executive bonus plan, health and accident insurance plans, stock option plans and in other fringe benefit programs adopted by the Company for the benefit of its executive employees. For the fiscal year ended January 31, 1998 Mr. Higgins earned $920,000 in incentive compensation under the employment agreement.

    In event of a change in control of the Company, Mr. Higgins may elect to serve as a consultant to the Company at his then current compensation level for the remainder of the term of the Employment Agreement or elect to receive two and one-half times his annual compensation in the most recently completed fiscal year. The employment agreement provides for no further compensation to Mr. Higgins if he is terminated for cause, as defined therein.

    Edward W. Marshall has a severance agreement in effect that provides, under certain conditions, payment of severance equal to one year of annual compensation, at a level not less than his current salary of $265,799, upon his termination following severance without cause (as defined), including termination following a change in control of the Company. Mr. Marshall's severance agreement contains an "evergreen" provision for automatic renewal each year.

    James A. Litwak has a severance agreement in effect that provides, under certain conditions, payment of severance equal to one year of annual compensation, at a level not less than his current salary of $285,000, upon his termination following severance without cause (as defined). Mr. Litwak's severance agreement contains an "evergreen" provision for automatic renewal each year.


Compensation Committee Report on Executive Compensation

    Compensation and Purpose of the Compensation Committee. The Company Compensation Committee (the "Committee") was comprised during fiscal 1997 of three non-employee directors of the Company. It is the Company's policy to constitute the Committee with directors that qualify as outside directors under the 1993 amendments to the federal income tax law.

    The Committee's purpose is to hire, develop and retain the highest quality managers possible. It is principally responsible for establishing and administering the executive compensation program of the Company. These duties include approving salary increases for the Company's key executives and administering both the annual incentive plan and stock option plans.

    Compensation Philosophy and Overall Objectives. The components of the executive compensation program are salary, annual incentive awards and stock options. This program is designed to: (1) attract and retain competent people with competitive salaries; (2) provide incentives for increased profitability; and (3) align the long-term interests of management with the interests of shareholders by encouraging executive ownership of common stock of the Company.

    Salary and Annual Incentive Compensation

    Salaries. The Committee believes that it is necessary to pay salaries that are competitive within the industry and geographic region in order to attract the types of executives needed to manage the business. In 1994, the Compensation Committee engaged KPMG Peat Marwick LLP, a nationally known compensation consulting firm, to assist the Committee in evaluating and modifying its executive compensation program and in developing a peer group of specialty retailers that are comparable to the Company in terms of annual revenues. A majority of the 14 companies in such peer group are traded on The Nasdaq National Market, and are incorporated into the peer index used in the performance graph. See "FIVE YEAR PERFORMANCE GRAPH."

    Annual salary recommendations for the Company's executive officers (other than the Chief Executive) are made to the Committee by the Chief Executive. The Committee reviews and then approves, with any modifications it deems appropriate, such recommendations. Factors such as increased management responsibility and achievement of operational objectives are considered, but not formally weighted, in determining an increase. The Committee also used a compensation study prepared by KPMG Peat Marwick LLP, along with the Committee members' experience in the retail industry, in evaluating the executive salary levels. The Committee believes that it must keep the base pay component at or above the median range to remain competitive in attracting competent management.

    Annual  Performance  Incentives.   Key  executives,  including  the  named
executive officers, were eligible for annual incentive (bonus) awards based on the performance of the Company against predetermined targets.

    For 1997, the Committee established as the principal goal a targeted level of pre-tax earnings before bonuses would be paid to executive officers. Each named executive officer was eligible to earn 25% to a maximum of 100%(160% for Chief Executive Officer) of his salary in incentive payments if the targets were achieved by the Company. If the targets were not achieved then the incentives would be reduced to lower levels. Below a certain target level no incentives were to be paid. Because the Company's pre-tax earnings exceeded predetermined targets each of the named executives received annual incentive payments as outlined in the "SUMMARY COMPENSATION TABLE."

Long Term Incentives

    The Committee uses a broad-based stock option plan, with over 150 participants, as the principal long term incentive for executives. The stock option plan is designed to encourage executive officers to become shareholders and to achieve meaningful increases in shareholder value. The Committee normally grants stock options to executive officers annually. The level of stock option grants is determined using a matrix that considers the executive's position, salary level, and the performance of the executive as measured by the individual's performance rating.

    The Company also has a restricted stock plan which the Committee may use to grant awards of common stock to officers and other key employees of the Company. The Committee believes that the Company's long term goals are best achieved through long-term stock ownership. The level of awards are granted at the discretion of the Committee.

Chief Executive Officer's Compensation

    The Chief Executive was compensated in fiscal 1997 according to a three year employment agreement, approved by the Committee, that will be in effect through January 30, 1999. Three major changes were made from the previous agreement with Mr. Higgins; the one year term was increased to three years, base compensation increased from $550,000 to $575,000 and the bonus arrangement is based upon the achievement of specified pre-tax earnings targets over a two year period. The employment agreement provides for participation in the management bonus plan at a level of 25% of salary to a maximum of 160% of his salary if certain targets are achieved by the Company.

Deductibility of Compensation Expenses

    Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public corporation for compensation over $1 million for its chief executive officer or any of its four other highest paid officers. Qualifying performance based compensation will not be subject to the deduction limit if certain requirements are met. The Committee believes that it is necessary to pay salaries that are competitive within the industry and geographic region in order to attract the types of executives needed to manage the business. Executive compensation is structured to avoid limitations on deductibility where this result can be achieved consistent with the Company's compensation goals.

Compensation Committee Interlocks and Insider Participation

    There were no Compensation Committee interlocks during fiscal 1997. None of these members was an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

               Compensation Committee of the Board of Directors

                           Dean S. Adler, Chairman
                               George W. Dougan
                                Isaac Kaufman

___________

    Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this 10-K/A, in whole or in part, the preceding report of the Compensation Committee and the performance graph shall not be incorporated by reference to such filings.

___________

Five-Year Performance Graph

The following line graph reflects a comparison of the cumulative total return of the Company's Common Stock from January 29, 1993 through January 30, 1998 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because only one of the Company's leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by Nasdaq. All values assume $100 investment on January 29, 1993, and that all dividends were reinvested.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                           1993    1994    1995    1996    1997    1998
Trans World Entertainment Corporation       100      95      39      25      47     379
NASDAQ (U.S.)                               100     116     109     154     201     237
NASDAQ Retail Trade Stocks                  100     107      95     107     131     154

Item 12.  PRINCIPAL SHAREHOLDERS

The only persons known to the Board of Directors to be the beneficial owners of more than five percent of the outstanding shares of the Common Stock as of April 22, 1998, the record date, are indicated below:

                                        Amount and Nature of    Percent
Name and Address of Beneficial Owner    Beneficial Ownership    of Class
------------------------------------    --------------------    --------

Robert J. Higgins...................       10,324,600(1)         52.0%
38 Corporate Circle
Albany, New York 12203

Dimensional Fund Advisors Inc.......        1,091,400(2)          5.5%
1299 Ocean Avenue
Santa Monica, California 90401

____________________
(1)	Information  is as of April 22, 1998, as provided by the holder.  Includes
33,700 shares owned by the wife of Robert J. Higgins and 25,000 owned by a Foundation controlled by Robert J. Higgins, and excludes 588,934 shares owned by certain other family members of Robert J. Higgins who do not share his residence. Mr. Higgins disclaims beneficial ownership with respect to those shares owned by family members other than his wife.

(2)	Information is as of  December  31,  1997,  as  provided  by  the  holder.
Dimensional  Fund Advisors Inc., a registered investment advisor, holds shares
in the Company  in  a  fiduciary  capacity.   Dimensional reported sole voting
power with respect to 743,800 shares and sole dispositive power with respect to 1,091,400 shares.

Equity Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of Common Stock as of April 22, 1998, by each director and named executive officer of the Company and all directors and executive officers as a group. All shares listed in the table are owned directly by the named individuals unless otherwise indicated therein. Except as otherwise stated or as to shares owned by spouses, the Company believes that the beneficial owners have sole voting and investment power over their shares.

                                                                     Amount and Nature
                                                         Year First    of Beneficial
                                                         Elected as    Ownership of     Percent
                            Positions With the           Director/    Common Stock as     of
Name                             Company            Age   Officer    of April 22, 1998   Class
----------------------  --------------------------  ---  ----------  -----------------  -------
Robert J. Higgins.....  Chairman of the Board,       56     1973      10,324,600(1)      52.0%
                        President, Chief Executive
                        Officer and a Director
Matthew H. Mataraso...  Secretary and a Director     68     1976          44,868(2)        *
Dean S. Adler.........  Director                     41     1997           5,000(2)        *
George W. Dougan......  Director                     58     1984          56,500(2)        *
Charlotte G. Fischer..  Director                     48     1991          28,500(2)        *
Isaac Kaufman.........  Director                     51     1991          38,500(2)        *
Dr. Joseph G. Morone..  Director                     45     1997           5,000(2)        *
James A. Litwak.......  Executive Vice President-    44     1996         137,515(2)        *
                        Merchandising and
                        Marketing
Edward W. Marshall....  Executive Vice President-    52     1989         342,568(2)       1.7%
                        Operations
Bruce J. Eisenberg....  Senior Vice President-       38     1995         203,188(2)       1.0%
                        Real Estate
John J. Sullivan......  Senior Vice President-       45     1995         205,304(2)       1.0%
                        Finance and Chief
                        Financial Officer
All directors and                                                     11,391,543(1)(2)   57.4%
officers as a group
(11 persons)

____________________

*   Less Than 1%

(1) Includes 33,700 shares owned by the wife of Robert J. Higgins and 25,000 owned by a foundation controlled by Robert J. Higgins, and excludes 588,934 shares owned by certain other family members of Robert J. Higgins who do not share his residence. Mr. Higgins disclaims beneficial ownership with respect to those shares owned by family members other than his wife.

(2) Included in shares listed as "beneficially owned" are the following shares which the persons listed have the right to acquire within sixty days pursuant to stock options (a) under the 1990 Director Stock Option Plan-Mr. Adler (5,000), Mr. Dougan (41,500), Mrs. Fischer (28,500), Mr. Kaufman (33,500) and
Dr. Morone (5,000); (b) under employee stock option plans-Mr. Eisenberg (122,500), Mr. Litwak (107,500), Mr. Marshall (257,500), Mr. Mataraso (35,264)
and Mr. Sullivan (132,500); and (c) under all stock option plans-All directors and executive officers as a group (768,764).

Item 13.  CERTAIN TRANSACTIONS

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

Under the two capitalized leases, dated April 1, 1985 and November 1, 1989 (the "Leases"), the Company paid Mr. Higgins an annual rent of $1,346,682 in fiscal 1997. On January 1, 1998, the aggregate rental increased in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease. Neither lease contains any real property purchase option at the expiration of its term. Under the terms of both leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property approximates $70,000 per month.

The Company leases two of its retail stores from Mr. Higgins under long-term leases, each at annual rental of $35,000 plus property taxes, maintenance and a contingent rental if a specified sales level is achieved. In fiscal 1997 the Company paid Mr. Higgins $30,000 for a one year lease expiring on October 31, 1997, for certain parking facilities contiguous to the Company's distribution center/office facility. The lease was renewed through October 31, 1998, after approval by the Audit Committee.

The Company regularly utilizes privately-chartered aircraft for its executives, primarily those owned or partially owned by Mr. Higgins. During fiscal 1997, the Company chartered an airplane under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder. Payments made by the Company during fiscal 1997 were $59,817. The Company also chartered an aircraft from Crystal Jet, a corporation wholly owned by Mr. Higgins. During fiscal 1997, payments to Crystal Jet aggregated $199,069. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

The transactions that were entered with an "interested director" were approved by a majority of disinterested directors of the Board of Directors, either by the Audit Committee or at a meeting of the Board of Directors. The Board of Directors believes that the leases and other provisions are at rates and on terms that are at least as favorable as those that would have been available to the Company from unaffiliated third parties under the circumstances.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANS WORLD ENTERTAINMENT CORPORATION

April 24, 1998                          By: /s/ROBERT J. HIGGINS
                                            --------------------
                                            Robert J. Higgins,
                                            President and Director
                                            (Principal Executive Officer)

April 24, 1998                          By: /s/JOHN J. SULLIVAN
                                            --------------------
                                            John J. Sullivan,
                                            Senior Vice President
                                            Chief Financial Officer
                                            (Principal Financial and Chief
                                             Accounting Officer)