Form 10-Q
period 1998-05-02
TRANS WORLD ENTERTAINMENT CORP
filed 1998-06-15
CIK 795212

First Quarter Filing on Form 10-Q

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED MAY 2, 1998

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
          ............ TO ............

                  COMMISSION FILE NUMBER:  0-14818

               TRANS WORLD ENTERTAINMENT CORPORATION
               -------------------------------------
       (Exact name of registrant as specified in its charter)

           New York                           14-1541629
           --------                           ----------
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

                   Common Stock, $.01 par value,
          21,674,012 shares outstanding as of May 30, 1998

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        Form 10-Q
                                                         Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets at May 2, 1998,
    January 31, 1998 and May 3, 1997                            3

   Condensed Consolidated Statements of Income - Thirteen Weeks
    Ended May 2, 1998 and May 3, 1997                           5

   Condensed Consolidated Statements of Cash  Flows - Thirteen
    Weeks Ended ended May 2, 1998 and May 3, 1997               6

   Notes to Condensed Consolidated Financial Statements         7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9


PART II.  OTHER INFORMATION

Item  4 - Submission of Matters of Vote of Security Holders    11

Item 6 - Exhibits and Reports on Form 8-K                      12

Signatures                                                     12

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   PART 1. FINANACIAL INFORMATION
             Item 1 - Financial Statements (unaudited)

               CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)
                            (unaudited)

                                        May 2,   January 31,    May 3,
                                        1998        1998        1997
                                       --------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents             $20,275      $94,732     $10,303
 Merchandise inventory                 189,902      189,394     159,699
 Other current assets                    6,099        6,224       9,691
                                      ---------------------------------
     Total current assets              216,276      290,350     179,693
                                      ---------------------------------

VIDEOCASSETTE RENTAL INVENTORY, net      4,022        4,099       4,626
DEFERRED TAX ASSET                       5,429        4,726       3,455
FIXED ASSETS:
 Property, plant and equipment         179,379      175,506     169,906
  Less: Fixed asset write-off reserve    4,223        4,279       7,303
        Allowances for depreciation
         and amortization              103,902      101,595      99,645
                                      ---------------------------------
                                        71,254       69,632      62,958
                                      ---------------------------------
OTHER ASSETS                             2,814        2,776       3,363
                                      ---------------------------------
    TOTAL ASSETS                      $299,795     $371,583    $254,095
                                      =================================

See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)
                            (unaudited)

                                        May 2,  January 31,     May 3,
                                        1998        1998        1997
                                      --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                     $100,243    $162,981      $75,124
 Income taxes payable                    1,969      11,155        ---
 Accrued expenses and other             12,218      17,347        7,729
 Store closing reserve                   8,220       8,691       11,259
 Current deferred taxes                    604         224        ---
 Current portion of long-term debt
  and capital lease obligations             96          99        4,733
                                      ---------------------------------
     Total current liabilities         123,350     200,497       98,845
                                      ---------------------------------

LONG-TERM DEBT, less current portion     ---         35,000      41,691
CAPITAL LEASE OBLIGATIONS,
    less current portion                 6,389        6,409       6,484
OTHER LIABILITIES                        7,142        6,712       6,537
                                      ---------------------------------
    TOTAL LIABILITIES                  136,881      248,618     153,557
                                      ---------------------------------

SHAREHOLDERS' EQUITY:
 Preferred stock  ($.01 par value;
    5,000,000 shares authorized;
    none issued)                         ---            ---        ---
 Common stock ($.01 par value;
   50,000,000 shares authorized;
   21,423,150, 19,815,357 and
   19,630,162 shares issued,
   respectively)                           214          198         196
 Additional paid-in capital             62,686       25,386      24,463
  Treasury stock, at cost (70,288,
   70,788 and 72,788 shares
    respectively)                         (390)        (394)       (407)
 Unearned compensation -
   restricted stock                       (158)        (175)       (228)
 Retained earnings                     100,562       97,950      76,514
                                      ----------------------------------
    TOTAL SHAREHOLDERS' EQUITY         162,914      122,965     100,538
                                      ----------------------------------
     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY        $299,795     $371,583    $254,095
                                      ==================================

See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share amounts)
                            (unaudited)

                                                  Thirteen Weeks Ended
                                                   May 2,      May 3,
                                                    1998        1997
                                                ------------------------
Sales                                              $145,062    $109,512
Cost of sales                                        92,605      70,248
                                                ------------------------
Gross profit                                         52,457      39,264
                                                ------------------------

Selling, general and administrative expenses         43,291      35,349
Depreciation and amortization                         4,043       3,586
                                                ------------------------
Income from operations                                5,123         329

Interest expense                                        841       1,742
                                                ------------------------
Income (loss) before income taxes                     4,282      (1,413)

Income tax expense (benefit)                          1,670        (551)
                                                ------------------------

NET INCOME (LOSS)                                     2,612       ($862)
                                                ========================

BASIC EARNINGS (LOSS) PER SHARE                       $0.13      ($0.04)
                                                ========================

Weighted average number of
  common shares outstanding                          19,827      19,540
                                                ========================

DILUTED EARNINGS (LOSS) PER SHARE                     $0.12      ($0.04)
                                                ========================

Adjusted weighted average number of
 common shares outstanding                           21,334      19,540
                                                ========================

See Notes to Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                            (unaudited)

                                                    Thirteen Weeks Ended

                                                    May 2,      May 3,
                                                    1998        1997
                                                -----------------------
NET CASH USED BY OPERATING ACTIVITIES              ($70,882)  ($35,695)
                                                -----------------------

INVESTING ACTIVITIES:
Acquisition of property and equipment	             (5,965)    (1,830)
Disposals of rental inventory, net                       77        158
                                                -----------------------
Net cash used by investing activities                (5,888)    (1,672)
                                                -----------------------

FINANCING ACTIVITIES:
 Payments of long-term debt and
  capital lease obligations                         (35,024)    (7,139)
 Proceeds from issuance of common stock              36,772      ---
 Exercise of stock options                              544         21
 Decrease in treasury stock due
  to reissuance of shares                                 4      ---
 Unearned compensation from issuance of shares of
  restricted stock                                       17         17
                                                -----------------------
 Net cash provided (used) by financing activities     2,313     (7,101)
                                                -----------------------

 Net decrease in cash and cash equivalents          (74,457)   (44,468)
 Cash and cash equivalents, beginning of period      94,732     54,771
                                                -----------------------
 Cash and cash equivalents, end of period           $20,275    $10,303
                                                =======================

See Notes to Condensed Consolidated Financial Statements.



     TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly owned. All significant inter-company accounts and transactions have been eliminated. Joint venture investments, none of which are material, are accounted for using the equity method.

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

These  unaudited  condensed   consolidated  financial  statements
should  be  read  in  conjunction  with  the  audited   financial
statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


Note 2. Restructuring Charge

In order to streamline operations and close unprofitable store locations, the Company recorded pre-tax restructuring charges of $35 million in 1995 and $21 million 1994. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for the period from January 31, 1998 through May 2, 1998 are outlined below (in thousands):

                            Balance         Charges         Balance
                            as of           against         as of
                            1/31/98         the Reserve     5/2/98
                           -----------------------------------------
        Total non cash
        write-offs          $4,126          $56             $4,070
        Cash outflows        8,844          471              8,373
                           -----------------------------------------
                           $12,970         $527            $12,443
                           =========================================

     TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

Note 3. Seasonality

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 4. Earnings (Loss) Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was effective for the Company for fiscal year 1997. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's Stock Option Plans. As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting.

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

RESULTS OF OPERATIONS
---------------------


                Thirteen Weeks Ended May 2, 1998
        Compared to the Thirteen Weeks Ended May 3, 1997

Sales. The Company's total sales increased 32.5% to $145.1 million for the thirteen weeks ended May 2, 1998 compared to $109.5 million for the same period last year. The increase was primarily attributable to a comparable store sales increase of 10.3%, the acquisition of 88 Strawberries' stores in October 1997, and the opening of 16 stores partially offset by the closing of 25 stores. Management attributes the comparable store sales increase, its ninth consecutive quarter of such increases, primarily to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation.

Comparable store sales in the Company's  music  stores  increased
12.6%  while  comparable sales in the video stores increased 3.6%.

Gross Profit Gross profit as a percentage of sales improved to 36.2% from 35.9% in the thirteen week period ended May 2, 1998 compared to the same period in 1997. The increase is primarily due to the leveraging of expenses in the Company's distribution center.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased from 32.3% to 29.8% in the thirteen week period ended May 2, 1998 compared to the same period in 1997. The improvement is primarily due to a reduction of store occupancy costs as a percentage of sales. The Company continues to leverage its operating expenses against sales.

Interest  Expense.   Net  interest  expense was reduced from $1.7
million in the thirteen week period ended May 3, 1997 to $841 thousand for the thirteen week period ending May 2, 1998. The

     TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
 Management's Discussion and Analysis of Financial Condition and
                Results of Operations (continued)

decrease is due to a reduction in long-term debt and lower interest rates as a result of the refinancing completed in fiscal
1997.

Net Income. The Company increased its net income to $2.6 million in the thirteen weeks ended May 2, 1998 from a net loss of $862 thousand during the same period last year. The improved bottom line performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of S,G&A expenses and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


Liquidity and Sources of  Capital.   At  the  end  of  the  first
quarter of 1998 the Company sold an additional 1.5 million shares of its Common Stock in a public offering for approximately $37
million net of issuance  costs.   A  portion  of the proceeds was
used to repay long-term debt and the balance of the proceeds, which is reflected in the $20.3 million of cash and cash equivalents at May 2, 1998, will be used for general corporate purposes including investments in additional stores, fixtures and inventory and future acquisition and investment opportunities. The impact of this issuance of Common Stock had an immaterial effect on earnings per share in the first quarter.

On July 9, 1997 the Company entered into a $100 million secured revolving credit facility with Congress Financial Corporation. The Revolving Credit Facility combined the Company's long-term debt with its revolving credit line to create a $100 million credit facility with a three year term at interest rates below the prime rate. The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is secured by merchandise inventory and has a minimum net worth convenant. At quarter end, the Company had unused lines of credit aggregating $100 million.

The Company's working capital at May 2, 1998 was $92.9 million and its ratio of current assets to current liabilities was 1.8 to
1. During the first three months of 1998, the Company's net cash used by operations was $70.9 million, compared to $35.7 million used in the first three months of 1997. The most significant operating use of cash during the period was $62.7 million in seasonal reductions of accounts payable. The Company used an additional $35 million for the reduction of long-term debt.


CAPITAL EXPENDITURES
--------------------


During the first quarter of 1998, the Company had capital expenditures of $6 million out of a total of $47 million, net of construction allowances, planned for the year. Included in the total for the year is $17 million for a new Point of Sale register system. Also during the quarter, the Company opened or relocated 16 new stores and closed 25 stores while total retail selling space increased slightly. The Company plans on opening approximately the same number of stores in Fiscal 1998 as it closes but anticipates that total retail footage will increase as the average size of new stores continues to increase.

     TRANS  WORLD  ENTERTAINMENT  CORPORATION AND SUBSIDIARIES
                     PART II-OTHER INFORMATION
    Item 4 - Submission of Matters to a Vote of Security Holders

     A)   An  Annual  Meeting  of  Shareholders  of  Trans  World
          Entertainment Corporation was  held  on Wednesday, June
          3, 1998.

     B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                        ------------------------------
                                            Column 1        Column 2
              Name of Nominee               Withheld        Votes for
              ----------------          ------------------------------
              Robert J. Higgins            100,726          18,750,148
              Dean S. Adler                100,560          18,750,314
              George W. Dougan           2,822,671          16,028,203
              Charlotte G. Fischer       2,822,671          16,028,203
              Isaac Kaufman                101,100          18,749,774
              Matthew H. Mataraso          100,560          18,750,314
              Dr. Joseph G. Morone       2,822,671          16,028,203


     C)  A   proposal   to   amend   Trans  World  Entertainment
         Corporation's 1990 Stock  Option  Plan for Non-Employee
         Directors to authorize the Board to award discretionary option grants, was approved as follows:

                         FOR        17,734,130
                         AGAINST     1,109,746
                         ABSTAIN         6,998

     D)  A  proposal  to   institute  Trans  World  Entertainment
         Corporation's 1998 Employee Stock Option Plan, was approved as follows:

                         FOR        12,928,411
                         AGAINST     3,832,986
                         ABSTAIN         5,469

      TRANS   WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     PART II-OTHER INFORMATION
             Item 6 - Exhibits and Reports on Form 8-K

(A) Exhibits No     Description                 Page No

     10.4           Trans World Entertainment
                    Corporation Employment
                    Agreement  with   Robert J.
                    Higgins

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 15, 1998            By  /s/ ROBERT J. HIGGINS
                         -------------------------
                         Robert J. Higgins
                         Chairman,  President  and Chief  Executive
                         Officer
                         (Principal Executive Officer)

June 15, 1998            By: /s/ JOHN J. SULLIVAN
                         ------------------------
                         John J. Sullivan
                         Senior Vice President-Finance
                         and Chief Financial Officer
                         (Chief Financial and Accounting Officer)