Form 10-Q
period 1998-08-01
TRANS WORLD ENTERTAINMENT CORP
filed 1998-09-15
CIK 795212

Second Quarter Filing on Form 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                             FORM 10-Q

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                           AUGUST 1, 1998
                                 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
                     FROM ........ TO ........

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_NO__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Common Stock, $01 par value,
        21,823,982 shares outstanding as of August 29, 1998

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                      Form 10-Q
                                                       Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets - August 1, 1998,
   January 31, 1998 and August 2, 1997                         3

  Condensed Consolidated Statements of Income - Thirteen Weeks
   Ended and Twenty-Six Weeks Ended August 1, 1998 and August
   2, 1997                                                     5
  Condensed Consolidated Statements of Cash Flows - Twenty-Six
   Weeks Ended August 1, 1998 and August 2, 1997               6

  Notes to Condensed Consolidated Financial Statements         7

Item 2 - Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                 9


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders   12

Item 6 - Exhibits and Reports on Form 8-K                      13

Signatures                                                     13

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION
             Item 1 - Financial Statements (unaudited)

               CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except for share amounts)
                            (unaudited)

                                  August 1,      January 31,      August 2,
                                    1998            1998            1997
                                  -----------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents       $24,267        $94,732          $9,757
   Merchandise inventory           179,592        189,394         151,563
   Other current assets              6,542          6,224          10,037
                                  -----------------------------------------
      Total current assets         210,401        290,350         171,357

VIDEOCASSETTE RENTAL INVENTORY, net  3,661          4,099           4,203
DEFERRED TAX ASSET                   6,658          4,726           3,918
FIXED ASSETS:
 Property, plant and equipment     187,635        175,506         168,729
  Less: Fixed asset write-off
         reserve                     3,540          4,279           6,500
        Allowances for depreciation
         and amoritization         103,445        101,595          99,911
                                  -----------------------------------------
                                    80,650         69,632          62,318
                                  -----------------------------------------
OTHER ASSETS                         2,793          2,776           3,179
                                  -----------------------------------------
TOTAL ASSETS                      $304,163       $371,583        $244,975
                                  =========================================

See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share amounts)
                            (unaudited)

                                  August 1,       January 31,      August 2,
                                    1998             1998            1997
                                  ------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                 $92,844        $162,981         $77,684
 Notes payable                      ---             ---             1,241
 Accrued expenses and other        12,467          17,347           7,073
 Store closing reserve              7,367           8,691          10,549
 Current portion of long-term
  debt and capital lease
  obligations                       1,709              99              93
 Income Taxes Payable                 975          11,155           ---
 Deferred Tax Liabilities           1,709             224           ---
                                  ------------------------------------------
      Total current liabilities   117,071         200,497          96,640
                                  ------------------------------------------

LONG-TERM DEBT,
 less current portion               ---            35,000          35,000
CAPITAL LEASE OBLIGATIONS,
 less current portion             12,051            6,409           6,459
OTHER LIABILITIES                  7,444            6,712           6,889
                                  ------------------------------------------
      TOTAL LIABILITIES           136,566         248,618         144,988
                                  ------------------------------------------

SHAREHOLDERS' EQUITY:
 Preferred stock  ($.01 par value;
  5,000,000 shares authorized;
  none issued)                      ---             ---             ---
 Common stock ($.01 par value;
  50,000,000 shares authorized
  21,864,022, 19,815,357 and
   19,744,764 shares issued,
   respectively)                      219             198             196
 Additional paid-in capital        64,702          25,386          24,714
 Treasury stock, at cost (70,288,
  70,788 and 80,788
  shares, respectively)              (390)           (394)           (394)
 Unearned compensation -
  restricted stock                   (154)           (175)           (210)
 Retained earnings                103,220          97,950          75,681
                                  -----------------------------------------
TOTAL SHAREHOLDERS' EQUITY        167,597         122,965          99,987
                                  -----------------------------------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY       $304,163        $371,583        $244,975
                                 ==========================================

See Notes to Condensed Consolidated Financial Statements

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)
                            (unaudited)


                                 Thirteen Weeks           Twenty-Six Weeks
                                    Ended                      Ended
                              August 1,     August 2,    August 1,    August 2,
                                1998          1997         1998        1997
                            -------------------------------------------------------
Sales                         $142,198      $105,024     $287,260     $214,536
Cost of sales                   88,734        65,497      181,339      135,746
                            -------------------------------------------------------
Gross profit                    53,464        39,527      105,921       78,790
                            -------------------------------------------------------

Selling, general and
 administrative expenses        44,112        35,708       87,403       71,056
Depreciation and
 amortization                    4,578         3,643        8,621        7,228
                            -------------------------------------------------------
Income from operations           4,774           176        9,897          506

Interest expense                   417         1,543        1,258        3,285
                            -------------------------------------------------------
Income (loss) before
 income taxes                    4,357        (1,367)       8,639       (2,779)

Income tax expense (benefit)     1,699          (533)       3,369       (1,084)
                            -------------------------------------------------------
NET INCOME (LOSS)               $2,658         $(834)      $5,270      $(1,695)
                            =======================================================

BASIC EARNINGS (LOSS)
 PER SHARE                      $0.12          $(0.04)     $0.25        $(0.09)
                            =======================================================

Weighted average number of
 common shares outstanding      21,690        19,612       20,758       19,576
                            =======================================================

DILUTED EARNINGS (LOSS)
 PER SHARE                      $0.12          $(0.04)     $0.24        $(0.09)
                            =======================================================

Adjusted weighted average
 number of common shares
 outstanding                    23,092        19,612       22,156       19,576
                            =======================================================

See Notes to Condensed Consolidated Financial Statements

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                            (unaudited)

                                              Twenty Six Weeks Ended
                                              August 1,     August 2,
                                                1998          1997
                                              -----------------------
NET CASH USED BY OPERATING ACTIVITIES:        $(60,929)     $(23,559)
                                              -----------------------

INVESTING ACTIVITIES:
Acquisition of property and equipment          (21,589)       (5,102)
Disposal of rental inventory, net                  438           581
                                              -----------------------
Net cash used by investing activities          (21,151)       (4,521)
                                              -----------------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt        ---          35,000
 Proceeds from capital lease                     7,440         ---
 Payments of long-term debt and capital
  lease obligations                            (35,189)      (53,495)
 Net increase in revolving line of credit        ---           1,241
 Proceeds from issuance of common stock         36,772         ---
 Exercise of stock options                       2,567         ---
 Increase in additional paid-in capital          ---             272
 Decrease in treasury stock due to
  reissuance of shares                               4            13
 Unearned compensation from issuance
  of shares of restricted stock                     21            35
                                              -----------------------
Net cash provided (used) by financing
 activities                                     11,615       (16,934)
                                              -----------------------

Net decrease in cash and cash equivalents      (70,465)      (45,014)
Cash and cash equivalents, beginning
 of period                                      94,732        54,771
                                              -----------------------
Cash and cash equivalents, end of period       $24,267        $9,757
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


Note 2.  Restructuring Charge

In order to streamline operations and close unprofitable store locations, the Company recorded pre-tax restructuring charges of $35 million in 1995 and $21 million 1994. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for the period from January 31, 1998 through August 1, 1998 is outlined below (in thousands):

                               Balance     Charges against       Balance
                               as of        the Reserve          as of
                               1/31/98   1st Qtr      2nd Qtr    08/01/98
                               ------------------------------------------
   Non-cash write-offs          $4,126      $56         $683      $3,387
   Cash outflows                 8,844      471          853       7,520
                               ------------------------------------------
   Total                       $12,970     $527       $1,536     $10,907
                               ==========================================

Note 3.  Seasonality

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


Note 4.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was effective for the Company for fiscal year 1997. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's Stock Option Plans. As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting. The 1997 quarterly amounts have been restated to adopt SFAS No. 128.

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
Commission.


RESULTS OF OPERATIONS

                Thirteen Weeks Ended August 1, 1998
        Compared to the Thirteen Weeks Ended August 2, 1997

Sales. Total sales increased 35% to $142.2 million for the thirteen weeks ended August 1, 1998, compared to $105.0 million for the same period last year. The Company operated 55 more stores in 1998 than in 1997, an increase of approximately 500,000 square feet of retail selling space. The increase is primarily attributable to a comparable store sales increase of 10%, the acquisition of 88 Strawberries' stores in October 1997, and the opening of 53 stores partially offset by the closing of 86 stores since the end of the second quarter 1997. This was the Company's tenth consecutive quarter of increased comparable store sales.

Comparable sales in the Company's music category increased 9.2% while comparable sales in the video category increased 15.6%.

Gross Profit. Gross profit, as a percentage of sales, was 37.6% for the thirteen week period ended August 1, 1998, the same percentage as in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), expressed as a percentage of sales, decreased from 34.0% to 31.0% in the thirteen week period ended August 1, 1998 when compared to the same period in 1997. The improvement is primarily due to a reduction of store occupancy costs as a percentage of sales, and the continued leveraging of operating expenses against sales.

Interest Expense.   Net  interest  expense  was  reduced  to  $417,000  in the
thirteen week period ended August 1, 1998 from  $1.5  million  in  1997.   The
decrease is due to a reduction in long-term debt.

Net Income. The Company increased its net income to $2.7 million for the thirteen weeks ended August 1, 1998 from a net loss of $834,000 for the same period in 1997. The improved bottom line performance is attributable to comparable store sales increase, leverage of S,G&A expenses and lower interest expense.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
                            (continued)


               Twenty-Six Weeks Ended August 1, 1998
       Compared to the Twenty-Six Weeks Ended August 2, 1997

Sales. The Company's total sales increased 34.0% to $287.3 million for the twenty-six weeks ended August 1, 1998 compared to $214.5 million for the same period last year. The increase in sales is due to an overall improvement in the music and video specialty retail industry. Comparable store sales increased by 10%. Management attributes the comparable store sales increase primarily to its focus on customer service, superior retail locations, inventory management and merchandise presentation.

Comparable sales in the Company's music category increased approximately 10.9% while comparable sales in the video category increased 8.9%.

Gross Profit. Gross profit as a percentage of sales improved to 36.9% from 36.7% in the twenty-six weeks ended August 1, 1998 as compared to the same period in 1997. Management attributes the increase to an improved competitive environment and the leveraging of expenses in the Company's distribution center.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased to 30.4% in the first twenty-six weeks of 1998 from 33.1% in the first twenty-six weeks of 1997. The improvement is primarily due to the leveraging of store occupancy and variable costs. The Company continues to leverage expenses against sales.

Interest Expense. Net interest expense was reduced to $1.3 million in the twenty-six week period ended August 1, 1998 from $3.3 million for the twenty-six week period ending August 2, 1997. The decrease is due to a reduction of long-term debt and lower interest rates as a result of the refinancing completed in fiscal 1997.

Net Income. The Company increased its net income to $5.3 million in the twenty-six weeks ended August 1, 1998 from a net loss of $1.7 million during the same period last year. The improved bottom line performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of S,G&A expense and lower interest expense.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results
                           of Operations
                            (continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Sources of Capital. The Company's working capital at August 1, 1998 was $93.3 million and its ratio of current assets to current liabilities was 1.8 to 1. During the first twenty-six weeks of 1998, the Company's net cash used by operations was $60.9 million, compared to $23.6 million used in the same period in 1997. The most significant uses of cash during the period were $70.1 million in the normal reduction of accounts payable.

On July 9, 1997, the Company entered into a $100 million secured revolving credit facility with Congress Financial Corporation. The Revolving Credit Facility combined the Company's long-term debt with its revolving credit line to create a $100 million credit facility with a three year term at interest rates below the prime rate. The Revolving Credit Facility contains certain restrictive provisions, governing cash dividends and acquisitions, is secured by merchandise inventory and has a minimum net worth covenant. On August 1, 1998, the Company had unused lines of credit aggregating $100 million.


CAPITAL EXPENDITURES

During the twenty-six weeks ended August 1, 1998, the Company had capital expenditures of $21.6 million. $11.3 million of the total capital expenditures made so far this year was for the new Point of Sales register system. During the first half of 1998, the Company has opened or relocated 24 stores and closed 40 stores while total retail selling space has increased slightly.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION
    Item 4 - Submission of Matters to a Vote of Security Holders

A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 3, 1998.


B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number votes set opposite their name in Column 2 for election as director of the Corporation.

                                           --------------------------
                                           Column 1        Column 2
                 Name of Nominee           Withheld        Votes for
                 ---------------           --------------------------
                 Robert J. Higgins            100,726      18,750,148
                 Dean S. Adler                100,560      18,750,314
                 George W. Dougan           2,822,671      16,028,203
                 Charlotte G. Fischer       2,822,671      16,028,203
                 Isaac Kaufman                101,100      18,749,774
                 Matthew H. Mataraso          100,560      18,750,314
                 Dr. Joseph G. Morone       2,822,671      16,028,203



C) A proposal to amend Trans World Entertainment Corporation's 1990 Stock Option Plan for Non-Employee Directors to authorize the Board to award discretionary option grants was approved as follows:

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


TRANS WORLD ENTERTAINMENT CORPORATION

September 15, 1998          By:  /s/ ROBERT J. HIGGINS
                            --------------------------
                            Robert J. Higgins
                            Chairman, President and Chief Executive Officer
                            (Principal Executive Officer)

September 15, 1998           By:  /s/ JOHN J. SULLIVAN
                             -------------------------
                             John J. Sullivan
                             Senior Vice President-Finance
                             and Chief Financial Officer
                             (Principal Financial Officer)