Form 10-Q
period 1998-10-31
TRANS WORLD ENTERTAINMENT CORP
filed 1998-12-15
CIK 795212

Third Quarter Filing on Form 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

     X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                       ENDED OCTOBER 31, 1998

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

                   Common Stock, $.01 par value,
        32,723,572 shares outstanding as of December 4, 1998

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        Form 10-Q
                                                         Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets at
   October 31, 1998, January 31, 1998 and
   November 1, 1997                                           3

  Condensed Consolidated Statements of Income -
   Thirteen Weeks Ended October 31, 1998 and November
   1, 1997 and Thirty-Nine Weeks Ended October 31,
   1998 and November 1, 1997                                  5

  Condensed Consolidated Statements of Cash Flows -
   Thirty-Nine Weeks Ended October 31, 1998 and
   November 1, 1997                                           6

  Notes to Condensed Consolidated Financial Statements        7

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations              10


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                     16

Signatures                                                    16

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION
             Item 1 - Financial Statements (unaudited)

               CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)
                            (unaudited)

                                October 31,   January 31,   November 1,
                                   1998          1998          1997
                                ---------------------------------------

Assets

CURRENT ASSETS:
   Cash and cash equivalents       $33,164      $94,732      $4,590
   Merchandise Inventory           228,514      189,394     216,659
   Refundable income taxes           ---          ---         2,338
   Other current assets              5,181        6,224       9,844
                                ---------------------------------------
       Total current assets        266,859      290,350     233,431
                                ---------------------------------------

VIDEOCASSETTE RENTAL INVENTORY,net   3,672        4,099       4,060
DEFERRED TAX ASSET                   4,666        4,726       3,926
FIXED ASSETS:
 Property, plant and equipment     193,820      175,506     176,738
 Less: Fixed asset write-off
        reserve                      3,372        4,279       5,924
       Allowances for depreciation
        and amortization           106,335      101,595     101,070
                                ---------------------------------------
                                    84,113       69,632      69,744
                                ---------------------------------------
OTHER ASSETS                         2,928        2,776       4,111
                                ---------------------------------------
TOTAL ASSETS                      $362,238     $371,583    $315,272
                                =======================================

See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)
                            (unaudited)

                                October 31,    January 31,  November 1,
                                   1998          1998          1997
                                --------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                 $144,471     $162,981     $135,454
 Notes payable                       ---          ---         10,707
 Income taxes payable                  911       11,155        ---
 Accrued expenses and other         10,915       17,347        9,970
 Store closing reserve               6,580        8,691        9,874
 Current deferred taxes              2,062          224        ---
 Current portion of long-term
  debt and capital lease
  obligations                        2,279           99           96
                                --------------------------------------
      Total current liablities     167,218      200,497      166,101
                                --------------------------------------

LONG-TERM DEBT,
 less current portion                ---         35,000       35,000
CAPITAL LEASE OBLIGATIONS,
 less current portion               15,938        6,409        6,435
OTHER LIABILITIES                    6,982        6,712        6,554
                                --------------------------------------
      TOTAL LIABILITIES            190,138      248,618      214,090
                                --------------------------------------

SHAREHOLDERS' EQUITY:
 Preferred stock ($.01 par value;
  5,000,000 shares authorized;
  none issued)                       ---          ---          ---
 Common stock ($.01 par value;
  50,000,000 shares authorized
  32,825,552 shares, 29,723,036
  shares, and 29,695,434 shares
  issued respectively)                 328          297          297
 Additional paid-capital            64,773       25,287       24,812
 Treasury stock, at cost (105,432
  shares, 106,182 shares and 106,182
  shares, respectively)               (390)        (394)        (394)
 Unearned compensation-
  restricted stock                    (142)        (175)        (193)
Retained Earnings                  107,531       97,950       76,660
                                ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY         172,100      122,965      101,182
                                ---------------------------------------
TOTAL LIABILITES AND
      SHAREHOLDERS' EQUITY        $362,238     $371,583     $315,272
                                =======================================


See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share amounts)
                            (unaudited)

                                 Thirteen Weeks          Thirty-Nine Weeks
                                    Ended                       Ended
                             October 31,  November 1, October 31, November 1,
                                1998         1997          1998      1997
                            -------------------------------------------------
Sales                       $143,398      $114,737      $430,658  $329,273
Cost of sales                 88,193        71,075       269,532   206,821
                            -------------------------------------------------
Gross profit                  55,205        43,662       161,126   122,452

Selling, general and
 administrative expenses      43,009        37,193       130,412   108,249
Depreciation and
 amortization                  4,661         3,807        13,282    11,035
                            -------------------------------------------------
Income from operations         7,535         2,662        17,432     3,168

Interest expense                 465         1,069         1,723     4,354
                            -------------------------------------------------
Income (loss) before
 income taxes                  7,070         1,593        15,709    (1,186)

Income tax expense (benefit)   2,757           614         6,126      (470)
                             ------------------------------------------------
NET INCOME (LOSS)             $4,313          $979        $9,583     ($716)
                             ================================================

BASIC EARNINGS (LOSS)
 PER SHARE                      $0.13         $0.03         $0.30   ($0.02)
                             ================================================
Weighted average number of
   common shares outstanding  32,703        29,570        31,653    29,443
                             ================================================

DILUTED EARNINGS (LOSS)
 PER SHARE                      $0.13         $0.03         $0.29   ($0.02)
                             ================================================

Adjusted weighted average
 number of common shares
 outstanding                  34,245        31,881        33,565    29,443
                             ================================================

See Notes to  Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                            (unaudited)

                                                    Thirty-Nine Weeks Ended
                                                    October 31   November 1,
                                                       1998         1997
                                                   -------------------------
NET CASH USED BY OPERATING ACTIVITIES              ($47,423)      ($27,016)
                                                   -------------------------

INVESTING ACTIVITIES:
Acquisition of property and equipment               (30,873)       (16,616)
Disposals of rental inventory, net                      427            724
                                                   -------------------------
Net cash used by investing activities               (30,446)       (15,892)
                                                   -------------------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of long-term debt         ---           35,000
 Proceeds from capital lease                         12,608          ---
 Payments of long-term debt and
  capital lease obigations                          (35,899)       (53,516)
 Net increase in revolving line of credit             ---           10,707
 Proceeds from the issuance of common stock          36,772          ---
 Exercise of stock options                            2,783            471
 Decrease in treasury stock due to reissuance
  of shares                                               4             13
 Unearned compensation from issuance of  shares
  of restricted stock                                    33             52
                                                   --------------------------
Net cash provided (used) by financing
 activities                                          16,301         (7,273)
                                                   --------------------------

Net decrease in cash and cash equivalents           (61,568)       (50,181)
Cash and cash equivalents, beginning of pe           94,732         54,771
                                                   --------------------------
Cash and cash equivalents, end of period            $33,164         $4,590
                                                   ==========================

See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated.

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


Note 2.  Restructuring Charge

In order to streamline operations and close unprofitable store locations, the Company recorded pre-tax restructuring charges of $35 million in 1995 and $21 million 1994. An analysis of the amounts comprising the restructuring reserve and the charges against the reserve for the period from January 31, 1998 through October 31, 1998 are outlined below (in thousands):

                       Balance  Charges against the Reserve   Balance
                       as of        Y-T-D                      as of
                       1/31/98     2nd Qtr        3rd Qtr     10/31/98
                       ------------------------------------------------
Total non cash
write-offs              $4,126       $739         $168         $3,219
Cash out                 8,844      1,324          787          6,733
                       ------------------------------------------------
Total                  $12,970     $2,063         $955         $9,952
                       =================================================

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


Note 5. Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for the Company in fiscal year 1998. SFAS No. 130 establishes standards of reporting and display of the total net income and the components of all other non-owner changes in equity or comprehensive income (loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of changes of stockholder's equity.

Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for the Company in fiscal year 1998. SFAS No. 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted. The Statement

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


Note 5.  Recently Issued Accounting Standards (continued)

requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 will be effective for the Company in the first quarter of 1999. SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. The Statement requires that all expenses related to the development of internal use software, other than those incurred during application development, be expensed as incurred. Costs incurred during application development are required to be capitalized and amortized over the estimated useful life of the software.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all start-up activities, including pre-opening and organization costs, to be expensed as they are incurred. SOP 98-5 will be effective for the company in the first quarter of 1999.

The Company has determined that the application of these accounting standards will not have a material effect on the Company's financial position or results of operations.

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


RESULTS OF OPERATIONS


               Thirteen Weeks Ended October 31, 1998
       Compared to the Thirteen Weeks Ended November 1, 1997

Sales. The Company's total sales increased 25.0% to $143.4 million for the thirteen weeks ended October 31, 1998 compared to $114.7 million for the same period last year. The increase was primarily attributable to a comparable store sales increase of 6%, the acquisition of 88 Strawberries' stores in October 1997 and the opening of 57 stores partially offset by the closing of 86 stores since the third quarter of 1997.

Comparable store sales in the Company's music category increased 3.4% while comparable sales in the video category increased 19.0%.

Gross Profit. Gross profit, as a percentage of sales improved to 38.5% from 38.1% in the thirteen week period ended October 31, 1998 compared to the same period in 1997. This improvement is due to the continued leveraging of expenses in the Company's distribution center, an increase in the initial mark on, and an improvement in inventory shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased from 32.4% to 30.0% in the thirteen week period ended October 31, 1998 compared to the same period in 1997. The improvement is primarily

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Management's Discussion and  Analysis  of  Financial  Condition  and
                 Results of Operations (continued)


due to a reduction of store occupancy costs as a percentage of sales, and the continued leveraging of operating expenses against sales.

Interest Expense. Net interest expense was reduced from $1.1 million in the thirteen week period ended November 1, 1997 to $0.5 million for the thirteen week period ending October 31, 1998. The decrease is due to a reduction in long-term debt, offset by an increase in capital lease obligations.

Net Income. The Company increased its net income to $4.3 million in the thirteen weeks ended October 31, 1998 from net income of $1.0 million during the same period last year. The improved bottom line performance is attributable to the comparable store sales increase, improved gross margin rates, leverage of S,G&A expenses and lower interest expense.



              Thirty-Nine Weeks Ended October 31, 1998
      Compared to the Thirty-Nine Weeks Ended November 1, 1997

Sales. The Company's total sales increased 30.8% to $430.7 million for the thirty-nine weeks ended October 31, 1998 compared to $329.3 million for the same period last year. The increase in sales is due to an overall improvement in the music and video specialty retail industry, a comparable store sales increase of 9%, and the acquisition of 88 Strawberries stores in October 1997. Management attributes the comparable store sales increase primarily to its focus on customer service, superior retail locations, inventory management and merchandise presentation.

Comparable store sales in the Company's music category increased 8.3% while comparable sales in the video category increased 12.3%.

Gross Profit. Gross profit as a percentage of sales improved to 37.4% from 37.2% in the thirty-nine week period ended October 31, 1998 compared to the same period in 1997. Management attributes the increase to an improved competitive environment and the leveraging of expenses in the Company's distribution center.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased from 32.9% to 30.3% in the thirty-nine week period ended October 31, 1998 compared to the same period in 1997. The improvement is

      TRANS  WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations (continued)

primarily due to a reduction of store occupancy costs as a percentage of sales and the continued leveraging of operating expenses against sales.

Interest Expense. Net interest expense was reduced from $4.4 million in the thirty-nine week period ended November 1, 1997 to $1.7 million for the thirty-nine week period ending October 31, 1998. The decrease is due to a reduction in long-term debt, offset by an increase in capital lease obligations.

Net Income. The Company increased its net income to $9.6 million in the thirty-nine weeks ended October 31, 1998 from a net loss of $0.7 million during the same period last year. The improved bottom line performance can be attributed to the comparable store sales increase, improved gross margin rates, leverage of S,G&A expenses and lower interest expense.

      TRANS WORLD ENTERTAINMENT  CORPORATION AND SUBSIDIARIES
  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES


Liquidity and Sources of Capital

Cash generated from earnings continued to be the Company's primary source of liquidity during the first nine months of the fiscal year. The Company had unused lines of credit aggregating $100 million at October 31, 1998.

The Company's working capital at October 31, 1998 was $99.7 million and its ratio of current assets to current liabilities was 1.6 to 1. During the first nine months of 1998, the Company's net cash used by operations was $47.4 million, compared to $27.0 million used in the first nine months of 1997. The most significant use of cash during the period was $34.1 million in the normal reduction of accounts payable.

On September 15, 1998, the Company split its common stock three-for-two in the form of a stock dividend to shareholders of record on September 1, 1998. All references throughout this report to the number of shares or per share amounts of the Company's common stock have been restated to reflect the stock split.

CAPITAL EXPENDITURES


During the thirty-nine weeks ended October 31, 1998, the Company had capital expenditures of $30.9 million. Included in the total for the year is $10.5 million for a new Point of Sale register system and $2.9 million for the expansion of the Company's home office in Albany, New York. Also during the thirty-nine weeks ended October 31, 1998, the Company opened or relocated 42 stores and closed 59 stores while total retail selling space increased slightly.

YEAR 2000 COMPLIANCE

The Company has completed an assessment of the business risks related to the "Year 2000 Issue". The results of the assessment indicate that: (1) awareness of Year 2000 issues is well known throughout the Company; (2) the assessment of Year 2000 sensitive items is complete; (3) a list of items and business relationships sensitive to the Year 2000 Issue has been compiled; (4) renovation of the core information technology ("IT") systems has been completed; (5) third-party

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Management's  Discussion  and  Analysis  of  Financial Condition and
                 Results of Operations (continued)

YEAR 2000 COMPLIANCE (continued)

compliance tracking is ready to begin; and (6) verification of embedded chip ("Non-IT") system readiness for Year 2000 compliance is ready to begin .

The Company's Year 2000 Issue remediation process includes the following phases: Awareness, Assessment, Renovation, and Validation and Implementation. As indicated above, the Awareness and Assessment phases are complete. Renovation and Validation and Implementation efforts are underway. For the Renovation phases, all core IT system programming modifications have been completed, and replacements for the other (non-core) IT systems are being implemented on schedule. For the Validation and Implementation phase, formal systems testing for both IT an non-IT systems is expected to be completed by the end of the second quarter of fiscal 1999.

The Company is exposed to both internal and external Year 2000 risks. Internal risks exist due to the Company's dependence on its IT and non-IT systems. The Company utilizes a variety of vendors for its system needs. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company will perform testing to validate the vendor representations no later than the second quarter of fiscal 1999. In the normal course of business, the Company replaced its Point-of-Sale register system with a Year 2000 compliant system during fiscal 1998. Additionally, the Company plans to replace its product return center's processing system no later than the end of the second quarter of fiscal 1999. The replacement system will be Year 2000 compliant. Preliminary contingency plans for failure of internal systems include implementing manual procedures such as the use of manual merchandise picking and shipping to replace automated distribution center equipment.

External risks are represented by the fact that the Company utilizes approximately 2,500 different suppliers in the normal course of its business. Six major merchandise vendors account for more than 60% of all purchases. Additionally, 50 other merchandise vendors account for nearly 15% of purchases. The Company is also dependent on financial institutions for consolidation of cash collections, and for cash payments. Although the Company uses its own trucks for shipment of product to approximately 36% of its stores, the Company does rely on a number of trucking companies for the remainder of its product distribution. Evaluation of the Company's vendors' Year 2000 readiness began in the fourth quarter of fiscal 1998, and is expected to be completed by the end of the first quarter of fiscal 1999. Upon completion of the assessment of vendor readiness, contingency plans will be developed for all third-parties where Year 2000 compliance appears to be at risk. Preliminary contingency plans, for the worst case scenario, include replacing electronic purchase orders and vendor invoices with paper documents, seeking

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Management's Discussion and  Analysis  of  Financial  Condition  and
                 Results of Operations (continued)


YEAR 2000 COMPLIANCE (continued)

alternative sources of supply to replace vendors where Year 2000 compliance appears to be at risk, and selecting alternative trucking companies to replace the Company's non-compliant primary carriers or expanding the use of the Company's own truck fleet.

The Company's direct costs for its Year 2000 remediation efforts total $757,000 to date. Anticipated future costs include an additional $1 million to address Year 2000 issues identified as a result of remediation testing and a new product return center processing system.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION
             Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits -
                    Exhibit No      Description         Page No.
                    ----------      -----------         --------
                      10.1          Lease between             17
                                    Trans World
                                    Entertainment
                                    Corporation, tenant
                                    and Robert J. Higgins,
                                    landlord, for
                                    additional office space
                                    at 38 Corporate Circle

                      27            Financial Data
                                    Schedule                  N/A
                                    (electronic
                                     filing only)

(B)  Reports on Form 8-K -

The Company filed a report on form 8-K announcing its Merger with Camelot Music Holdings, Inc., a mall-based music retailer.

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.



                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               TRANS WORLD ENTERTAINMENT CORPORATION

December 15, 1998                    By  /s/ ROBERT J. HIGGINS
                                     -------------------------
                                     Robert J. Higgins
                                     Chairman, President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

December 15, 1998                    By: /s/ JOHN J. SULLIVAN
                                     ------------------------
                                     John J. Sullivan
                                     Senior Vice President-Finance
                                     and Chief Financial Officer
                                     (Chief Financial and Accounting Officer)