Form 10-K/A
period 1998-01-31
TRANS WORLD ENTERTAINMENT CORP
filed 1999-03-31
CIK 795212

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

INTRODUCTORY NOTE: Trans World Entertainment Corporation is amending this Form 10-K to reflect a restatement for changes made to its fiscal year ended February 3, 1996 financial statements (see note 12 on page 38) and to provide revised disclosures made in connection with its Form S-4 filing on March 30, 1999.

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

The Company closed 78 stores in 1997 and a total of 342 since the fourth quarter of 1994 as part of two restructuring plans announced in the fourth quarter of 1994 and the fourth quarter of 1995. The Company expects the restructuring to be completed during 1998. A total of 62 stores are forecast to close in 1998; however, only 49 closings are associated with the restructuring. The remaining 13 stores will be closed or relocated as part of the Company's ongoing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company. The selected income statement and balance sheet data for the five fiscal years ended Janaury 31, 1998 set forth below are derived from the audited consolidated financial statements of the Company. Each fiscal year of Trans World consisted of 52 weeks except fiscal year ended February 3, 1996 which consisted of 53 weeks. All share and per share amounts have been adjusted for all periods to reflect a two-for-one stock split effected on December 15, 1997. The selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  Fiscal Year Ended
                             January 31, February 1, February 3, January 28, January 29,
                                1998        1997        1996        1995        1994
                             -----------------------------------------------------------
                                     (in thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales                          $571,314    $481,657    $517,046    $536,840    $492,553
Cost of sales (1)               361,422     308,952     347,554     345,720     307,834

                               --------------------------------------------------------
Gross profit                    209,892     172,705     169,492     191,120     184,719
Selling, general and
 administrative expenses        170,834     150,218     168,313     175,569     162,299
Restructuring charge, net (1)       ---         ---      24,204      16,702         ---
                               --------------------------------------------------------
Income (loss) from operations    39,058      22,487     (23,025)     (1,151)     22,420
Interest expense                  5,148      12,110      15,201      10,058       6,268
Other expenses (income), net       (153)     (1,343)       (979)       (518)       (297)
                               --------------------------------------------------------
Income (loss) before
 income taxes                    34,063      11,720     (37,247)    (10,691)     16,449
Income tax expense (benefit)     13,489       4,618     (13,431)     (4,435)      6,626
                               --------------------------------------------------------
Net income (loss)               $20,574      $7,102    ($23,816)    ($6,256)     $9,823
                               ========================================================
Basic earnings (loss)
 per share                        $1.05       $0.36      ($1.22)     ($0.32)      $0.51
                               ========================================================
Weighted average number
 of shares outstanding           19,655      19,514      19,452      19,402      19,446
                               ========================================================
Diluted earnings (loss)
 per share                        $0.99       $0.36      ($1.22)     ($0.32)      $0.50
                               ========================================================
Adjusted weighted average
 number of shares
 outstanding                     20,688      19,798      19,452      19,402      19,497
                               ========================================================

BALANCE SHEET DATA: (at the end of the period)

Working capital                 $88,974     $80,368     $78,773     $93,431    $101,538
Total  assets                   374,019     311,610     391,888     426,939     380,264
Current portion of
  long-term obligations              99       9,557       3,420       6,818       3,695
Long-term obligations            41,409      50,490      60,364      66,441      73,098
Shareholders' equity            124,522     102,919      95,661     119,477     126,074

OPERATING DATA:
Store Count (open at end of period):
     Mall stores                    340         357         379         431         443
     Non-mall stores                199         122         163         253         241
                                -------------------------------------------------------
     Total stores                   539         479         542         684         684

Comparable store sales increase
 (decrease)(2)                     10.2%        3.6%       (3.5)%       1.1%       (2.1)%
Total square footage
 (in thousands)                   2,442       2,008       2,140       2,544       2,414

 (1) The restructuring charge includes the write-down of assets, estimated cash payments to landlords for the early termination of operating leases, and early termination benefits. The charge also includes estimated legal, lender and consulting fees. Inventory-related costs, including the cost of returning merchandise after the store closes, are included in cost of sales. The restructuring charge for the year ended February 3, 1996 has been restated. See note 12 to the companies consolidated financial statements.


 (2) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

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

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain income and expense items as a percentage of sales:


                                            Fiscal Year Ended

                                  ------------------------------------
                                  January 31,  February 1,  February 3,
                                     1998         1997         1996
                                  -------------------------------------
Sales                                 100.0%       100.0%       100.0%
Gross profit                           36.7%        35.9%        32.8%
Selling, general and
  administrative expenses              29.9%        31.2%        32.6%
Restructuring charge                    0.0%         0.0%         4.7%
                                  -------------------------------------
Income (loss) from operations           6.8%         4.7%        (4.5)%
Interest expense                        0.9%         2.5%         2.9%
Other expenses (income), net           (0.0)%       (0.3)%       (0.1)%
                                  -------------------------------------
Income (loss) before income taxes       6.0%         2.5%        (7.2)%
Income tax expense (benefit)            2.4%         1.0%        (2.6)%
                                  -------------------------------------
Net income (loss)                       3.6%         1.5%        (4.6)%
                                  =====================================

Change in comparable store sales       10.2%         3.6%        (3.5)%
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

Selling, General and Administrative Expenses. SG&A, as a percentage of sales, decreased to 29.9% in 1997 from 31.2% in 1996. The 1.3% decrease can be attributed to the leverage of SG&A expenses on the 10.2% comparable store sales increase, as well as the overall sales increase.

Interest Expense. Interest expense decreased 57.5% to $5.1 million in 1997 from $12.1 in 1996. The decrease is due to lower average outstanding borrowings and lower interest rates due to the refinancing completed during the year.

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

The Company's comparable store formats showed positive growth in 1996 compared to 1995. Comparable store sales increased 2.8% for mall stores and 7.4% for non-mall stores. By product configuration, comparable store sales increased 1.9% in music and 12.4% in video, as video benefitted from continued growth of the video sell-through market

Gross Profit. Gross profit, as a percentage of sales, increased to 35.9% in 1996 from 32.8% in 1995 as a result of a $6.8 million non-recurring charge in 1995 for inventory-related costs as part of closing stores under the Company's restructuring plan. Also contributing to the increase was increased purchase discounts combined with a strong performance from higher margin catalog sales.

Expenses. SG&A, as a percentage of sales, decreased to 31.2% in 1996 from 32.6% in 1995. The 1.4% decrease can be attributed to the closing of underperforming stores, a 3.6% increase in comparable store sales and the receipt of $2.5 million upon termination of a business agreement in the second quarter 1996. The Company had an agreement with a third party to provide data for the purpose of assessing the marketability of sales information of prerecorded music, prerecorded video and other home entertainment related products. In return for providing this data, the Company has compensated to recover the expenses it incurred. In exchange for terminating the agreement, the Company received $2.5 million in additional compensation. The Company recorded the fee in the same manner that the annual fee had been recorded. Also contributing to the decrease was $1.6 million non-recurring fees paid to lenders in 1995 for the waiver of debt covenant violations. Interest expense decreased 20% to $12.1 million in 1996 from $15.2 in 1995. The decrease was due to lower average outstanding borrowings offset in part by increased weighted average interest rates. The effective income tax rate was 39.4% in 1996.

Net Income. In 1996, the Company's net income increased to $7.1 million compared to a net loss of $23.8 million in 1995. The improved bottom line performance can be attributed to the success of the Company's restructuring plan. Additionally, the Company benefited from a comparable store sales increase, higher gross margin rate and lower SG&A expenses.

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

During 1997, cash provided by operations was $93.7 million compared to $45.1 million for 1996. The increased cash flow from operations was due primarily to the $13.5 million increase in net income and continued improvement in inventory management. Leverage of accounts payable to inventory improved to 86.1% in 1997 from 72.8% in 1996.

The Company ended fiscal 1997 with cash balances of approximately $94.7 million compared to 1996 when the Company had cash balances of $54.8 million. In both years, the Company had no short term borrowings.

On July 9, 1997 the Company entered into a $100 million secured revolving credit facility with Congress Financial Corporation. The revolving credit facility combined the Company's long-term debt with its revolving credit line to create a $100 million credit facility with a three year term at interest rates averaging below the prime rate. The Revolving Credit Facility, combined with lower borrowing needs, was responsible for the Company's interest expense decreasing to $5.1 million for the year ended January 31, 1998 from $12.1 for the year ended February 1, 1997

The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is secured by merchandise inventory and has a minimum net worth covenant.

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

PROVISION FOR BUSINESS RESTRUCTURING

    The Company recorded a pre-tax restructuring charge of $21 million in 1994 to reflect the anticipated costs associated with a program to close 143 stores and to restructure the Company's debt agreements. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for the early termination of operating leases, inventory-related costs (including the cost for returning all remaining product after the store was closed), and employee termination benefits. The charge also included estimated professional fees related to the development of the store closing plan and the negotiations with landlords related to the termination of leases. Inventory-related costs have been included in cost of sales in the accompanying consolidated staements of income.

    An analysis of the January 28, 1995 balance in the 1994 restructuring reserve and 1995 charges against the reserve is as follows:

                                                                            BALANCE AS OF    CHARGES
                                                                             JANUARY 28,     AGAINST    REMAINING
                                                                                1995         RESERVE     BALANCE
                                                                           ---------------  ---------  -----------
                                                                                         (in thousands)
Lease obligations........................................................     $   4,250     $   3,436   $     814
Inventory-related costs..................................................         4,249         3,581         668
Termination benefits.....................................................           200           200      --
Professional fees........................................................         3,986         3,328         658
Other costs..............................................................           827           154         673
                                                                                -------     ---------  -----------
    Total cash outflows..................................................     $  13,512     $  10,699   $   2,813
                                                                                -------     ---------  -----------
                                                                                -------     ---------  -----------

    The Company completed the 1994 restructuring in 1995, resulting in the closure of 179 stores (versus an original plan of 143 stores). The remaining balance in the 1994 restructuring reserve of $2.8 million was credited to operations in the 4th quarter of 1995.

    The Company recorded a second restructuring charge of $33.8 million in 1995 to reflect the anticipated costs associated with a program to close an additional 163 stores. The components of this second charge were similar to those recorded in 1994, and also included a provision for exiting the rental video store format, the write-off of goodwill related to a previous acquisition and a provision for closing the Company's fixture manufacturing operation.

    An analysis of the amounts comprising the 1995 restructuring charge and the charges against the related reserve for each year in the three-year period ended January 31, 1998 are outlined below:

                                                                              BALANCE                       BALANCE
                                                              CHARGES          AS OF          CHARGES        AS OF       CHARGES
                                                  1995        AGAINST        FEBRUARY 3,      AGAINST       FEBRARY 1,   AGAINST
                                                RESERVE    THE RESERVE         1996           THE RESERVE     1997      THE RESERVE
                                              -----------  -----------      -----------     -------------  -----------  -----------
                                                                                      (IN THOUSANDS)
Leasehold improvements........................ $     6,660    $   6,660       --            --            --            --
Furniture and fixtures........................       3,228        3,228       --            --            --            --
Video rental assets...........................       4,174       --      $     4,174         1,078         3,096            25
Goodwill......................................         339          339       --            --            --            --
                                                -----------  ------------  ----------       -------    -----------       ------
  Non cash write-offs.........................      14,401       10,227        4,174         1,078         3,096            25
                                                -----------  ------------  ----------       -------    -----------       ------
Lease obligations.............................       7,540       --            7,540         2,627         4,913           905
Inventory-related costs.......................       6,800       --            6,800         3,421         3,379         2,769
Termination benefits..........................         976           69          907            88           819            16
Professional fees.............................       2,500       --            2,500         1,632           868           711
Other costs...................................       1,600          806          794           122           672           629
                                                -----------  -----------  -----------       ------    -----------       ------
  Cash outflows...............................      19,416          875       18,541         7,890        10,651         5,030
                                                -----------  -----------  -----------       ------    -----------       ------
  Total.......................................   $  33,817    $  11,102    $  22,715     $   8,968     $  13,747       $ 5,055
                                                -----------  -----------  -----------       ------    -----------       ------
                                                -----------  -----------  -----------       ------    -----------       ------

                                                  BALANCE
                                                   AS OF
                                                 JANUARY 31,
                                                   1998
                                                -----------

Leasehold improvements........................      --
Furniture and fixtures........................      --
Video rental assets...........................       3,071
Goodwill......................................      --
                                                -----------
  Non cash write-offs.........................       3,071
                                                -----------
Lease obligations.............................       4,008
Inventory-related costs.......................         610
Termination benefits..........................         803
Professional fees.............................         157
Other costs...................................          43
                                                -----------
  Cash outflows...............................       5,621
                                                -----------
  Total.......................................   $   8,692
                                                -----------
                                                -----------

    In determining the components of the reserves, management analyzed all aspects of the restructuring plan and the costs that would be incurred. The write-off of leasehold improvements, and furniture and fixtures represented the estimated net book value of these items at the forecasted closing date. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments subsequent to store closure. Inventory-related costs include the cost to pack and ship the inventory on hand after the closing of the store as well as the penalty paid to the vendor for additional product returns resulting from the restructurings. Termination benefits represented the severance payments expected to be made to terminated employees. Professional fees represented amounts expected to be paid to advisors related to the development of the store closing plan ($3.5 million in total for both plans) and the negotiations with landlords related to the termination of leases ($2.3 million in total). Payments to lenders for the waiver of covenant violations totalling $1.6 million have been included in selling, general and administrative expenses in the 1995 consolidated statement of income.

    The cash outflows for both restructurings were financed from operating cash flows and the liquidation of merchandise inventory from the stores closed. The timing of store closures depended on the Company's ability to negotiate reasonable lease termination agreements.

    The restructuring reserve balances are included in the accompanying balance sheets under the caption "store closing reserve."

    The Company closed 78, 85 and 151 stores in fiscal 1997, 1996 and 1995, respectively. A summary of store closures related to each restructuring is as follows:

                                                                 1994               1995
                                                             RESTRUCTURING      RESTRUCTURING       TOTAL
                                                           -----------------  -----------------     -----
Number of stores originally expected to be closed........            143                163             306
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores closed through January 31, 1998.........            179                163             342
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores to be closed subsequent to January 31,
  1998...................................................             --                 49              49
                                                                     ---                ---             ---
                                                                     ---                ---             ---

    Sales related to stores that were closed were $39 million (unaudited), $20 million (unaudited) and $40 million (unaudited) in fiscal 1997, 1996 and 1995, respectively. Store operating losses (income) related to stores that were closed were $(1.5) million (unaudited), $1.0 million (unaudited) and $4.1 million (unaudited) in fiscal 1997, 1996 and 1995.

    The provision for termination benefits was based on the expectation that 338 employees would be terminated in connection with the restructuring programs. Through January 31, 1998, 75 employees had been terminated and the Company expects to terminate an additional 49 employees in fiscal 1998. Trans World has not terminated as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructurings resulted in a reduced need for involuntary terminations.

    Subsequent to the adoption of the restructuring programs, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. During the three-year period ended January 31, 1998, a total of 36 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. During the three-year period ended January 31, 1998, a total of 85 stores were added to the list of stores to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. Through January 31, 1998, the Company has closed 342 stores in connection with the restructuring programs, compared to the originally planned closures of 306 stores. During the year ending January 30, 1999, the Company plans to close an additional 49 stores as it completes the restructuring programs. Any remaining balance in the restructuring reserve at January 30, 1999 will be credited to operations.

YEAR 2000 COMPLIANCE

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

                                         TRANS WORLD ENTERTAINMENT CORPORATION

Date:   March 30, 1999                            By:  /s/ ROBERT J. HIGGINS
                                                  ----------------------------
                                                  Robert J. Higgins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                           Date
/s/ ROBERT J. HIGGINS       Chairman, President and
   (Robert J. Higgins)      Chief Executive Officer             March 30, 1999
                            (Principal Executive Officer)

/s/ JOHN J. SULLIVAN        Senior Vice President, Treasurer    March 30, 1999
   (John J. Sullivan)       and Chief Financial Officer
                            (Principal Financial and Chief Accounting Officer)

/s/ MATTHEW H. MATARASO     Secretary and Director              March 30, 1999
   (Matthew H. Mataraso)

/s/ GEORGE W. DOUGAN        Director                            March 30, 1999
   (George W. Dougan)

/s/ CHARLOTTE G. FISCHER    Director                            March 30, 1999
   (Charlotte G. Fischer)

/s/ ISAAC KAUFMAN           Director                            March 30, 1999
   (Isaac Kaufman)

/s/ DEAN S. ADLER           Director                            March 30, 1999
   (Dean S. Adler)

/s/ JOSEPH G. MORONE        Director                            March 30, 1999
   (Joseph G. Morone)

/s/ MARTIN E. HANAKA        Director                            March 30, 1999
   (Martin E. Hanaka)

                    TRANS WORLD ENTERTAINMENT CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Form 10-K
                                                                       Page No.

Independent Auditor's Report                                            20

Consolidated Financial Statements

Consolidated Balance Sheets at January 31, 1998 and February 1, 1997    21

Consolidated Statements of Income - Fiscal years ended
    January 31, 1998, February 1, 1997 and February 3, 1996             22

Consolidated Statements of Shareholders' Equity - Fiscal years ended
    January 31, 1998, February 1, 1997 and February 3, 1996             23

Consolidated Statements of Cash Flows - Fiscal years ended
    January 31, 1998, February 1, 1997, and February 3, 1996            24

Notes to Consolidated Financial Statements                              25

Report of KPMG LLP
Independent Auditors


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

As discussed in note 12, the Company restated is consolidated financial statements as of and for the year ended February 3, 1996.

                                          /s/ KPMG LLP

Albany, New York
March 13, 1998, except as to
note 12, which is as of
March 26, 1999

           TRANS WORLD ENTERTAINMENT CORPORATION AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE SHEETS
                                (in thousands)

                                                 January 31,    February 1,
                                                    1998           1997
                                                 --------------------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                       $94,732           $54,771
  Accounts receivable                               3,105             8,826
  Merchandise inventory                           189,394           163,509
  Refundable income taxes                             ---               564
  Deferred tax asset                                  ---             1,895
  Prepaid expenses and other                        3,119             2,490
                                                 -------------------------
     Total current assets                         290,350           232,055
                                                 --------------------------

VIDEOCASSETTE RENTAL INVENTORY, net                 4,099             4,784
DEFERRED TAX ASSET                                  4,726             3,098
FIXED ASSETS:
  Buildings                                         7,774             7,774
  Fixtures and equipment                           87,214            76,932
  Leasehold improvements                           74,997            64,102
                                                 --------------------------
                                                  169,985           148,088
         Less: Allowances for depreciation and
               amortization                        97,917            81,398
                                                 --------------------------
                                                   72,068            67,410
                                                 --------------------------
OTHER ASSETS                                        2,776             4,263
                                                 --------------------------
     TOTAL ASSETS                                $374,019          $311,610
                                                 ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $162,981          $118,980
  Income taxes payable                             11,155               ---
  Accrued expenses and other                       17,346             9,403
  Store closing reserve                             8,692            13,747
  Current deferred taxes                            1,103               ---
  Current portion of long-term debt and
    capital lease obligations                          99             9,557
                                                 --------------------------
     Total current liabilities                    201,376           151,687
LONG-TERM DEBT, less current portion               35,000            43,983
CAPITAL LEASE OBLIGATIONS, less current portion     6,409             6,507
OTHER LIABILITIES                                   6,712             6,514
                                                 --------------------------
     TOTAL LIABILITIES                            249,497           208,691
                                                 --------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock  ($.01 par value; 5,000,000
   shares authorized; none issued.)                   ---               ---
  Common stock ($.01 par value; 50,000,000 shares
   authorized; 19,815,357 shares and 19,619,188
   shares issued in 1997 and 1996, respectively)      198               197
  Additional paid-in capital                       25,386            24,441
  Unearned compensation - restricted stock           (175)             (245)
  Treasury stock at cost (70,788 and 72,788 shares
   in 1997 and 1996, respectively)                   (394)             (407)
  Retained earnings                                99,507            78,933
                                                 --------------------------
     TOTAL SHAREHOLDERS' EQUITY                   124,522           102,919
                                                 --------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $374,019          $311,610
                                                 ==========================

See Notes to Consolidated Financial Statements.



            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                   (in thousands, except per share amounts)

                                                 Fiscal Year Ended
                                     January 31,    February 1,    February 3,
                                        1998           1997           1996
                                     -----------------------------------------
Sales                                $571,314        $481,657       $517,046
Cost of sales                         361,422         308,952        347,554
                                     -----------------------------------------
Gross profit                          209,892         172,705        169,492
Selling, general and
  administrative expenses             170,834         150,218        168,313
Restructuring charges, net                ---             ---         24,204
                                     -----------------------------------------
Income (loss) from operations          39,058          22,487        (23,025)
Interest expense                        5,148          12,110         15,201
Other expenses (income), net             (153)         (1,343)          (979)
                                     -----------------------------------------
Income (loss) before income taxes      34,063          11,720        (37,247)
Income tax expense (benefit)           13,489           4,618        (13,431)
                                     -----------------------------------------
NET INCOME (LOSS)                     $20,574          $7,102       ($23,816)
                                     =========================================

BASIC EARNINGS (LOSS) PER SHARE         $1.05           $0.36         ($1.22)
                                     =========================================
Weighted average number of common
  shares outstanding                   19,655          19,514         19,452
                                     =========================================

DILUTED EARNINGS (LOSS) PER SHARE       $0.99           $0.36         ($1.22)
                                     =========================================
Adjusted weighted average number of
  common shares outstanding            20,688          19,798         19,452
                                     =========================================

See Notes to Consolidated Financial Statements.


                  TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     (in thousands, except share and option amounts)
                                                           Unearned
                                             Additional  Compensation                       Share-
                                     Common   Paid in     Restricted   Treasury  Retained  holders'
                                     Stock    Capital       Stock       Stock    Earnings   Equity
                                   ----------------------------------------------------------------
Balance as of January 28, 1995,
 restated to reflect two-for-one
 stock split in 1997
 (19,462,416 shares issued)       $195    $24,138        $ ---      $(503)    $95,647   $119,477
Net Loss                           ---        ---          ---        ---     (23,816)   (23,816)
                                  ----------------------------------------------------------------
Balance as of February 3, 1996
 (19,462,416 shares issued)        195     24,138          ---       (503)     71,831     95,661
Issuance of 14,000 shares
 of treasury stock under
 incentive stock programs          ---        (59)         ---         96         ---         37
Issuance of 150,000 shares of
 common stock-restricted stock
 plan, net                           2        350         (245)       ---         ---        107
Exercise of 6,772
 stock options                     ---         12          ---        ---         ---         12
Net Income                         ---        ---          ---        ---       7,102      7,102
                                   ----------------------------------------------------------------
Balance as of February 1, 1997
 (19,619,188 shares issued)       $197    $24,441        $(245)     $(407)    $78,933   $102,919
Issuance of 2,000 shares
 of treasury stock under
 incentive stock programs          ---        ---          ---         13         ---         13
Amortization of unearned
 compensation - restricted
 stock plan                        ---        ---           70        ---         ---         70
Exercise of 196,169
 stock options                       1        545          ---        ---         ---        546
Income tax benefit arising
 from exercise of employee
 stock options                     ---        400          ---        ---         ---        400
Net Income                         ---        ---          ---        ---      20,574     20,574
                                  ----------------------------------------------------------------
Balance as of January 31, 1998
(19,815,357 shares issued)        $198    $25,386        $(175)     $(394)    $99,507   $124,522
                                  ----------------------------------------------------------------

See Notes to Consolidated Financial Statements.

            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)
                                                          Fiscal Year Ended
                                                 January 31,   February 1,   February 3,
                                                    1998          1997          1996
                                                 ---------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                 $20,574       $7,102        ($23,816)
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
  Depreciation and amortization                    16,257       15,225          17,145
  Fixed asset write-off reserve                       ---          ---           9,888
  Store closing reserve                               ---          ---          21,116
  Stock compensation programs                          83          144              --
  Deferred tax expense (benefit)                    1,370        3,023          (4,567)
Changes in operating assets and liabilities:
  Accounts receivable                               5,868         (747)          1,097
  Merchandise inventory                            (9,872)      31,068          27,781
  Refundable income taxes                             564        7,744          (8,308)
  Prepaid expenses and other                         (408)         439           1,478
  Other assets                                      2,481         (381)            (53)
  Accounts payable                                 42,751      (12,322)         (4,191)
  Income taxes payable                             11,555          ---          (1,961)
  Accrued expenses and other                        7,344        3,137             576
  Store closing reserve                            (5,056)     (10,528)        (11,913)
  Other liabilities                                   198        1,174            (136)
                                                 ---------------------------------------
Net cash provided by operating
  activities                                       93,709       45,078          24,136
                                                 ---------------------------------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment           (15,538)     (10,198)        (10,006)
  Acquisition of businesses, net                  (20,901)         ---             ---
  Proceeds from sale of fixed assets                  ---          ---             929
  (Purchases) disposals of videocassette
   rental inventory, net                              685        1,938             750
                                                 ---------------------------------------
Net cash used in investing activities             (35,754)      (8,260)         (8,327)
                                                 ---------------------------------------
FINANCING ACTIVITIES:
  Net decrease in revolving line
   of credit                                          ---      (65,260)         (9,687)
  Payments of long-term debt                      (18,440)      (3,661)         (8,902)
  Payments of capital lease obligations               (99)         (76)           (373)
  Exercise of stock options, including
   tax benefit                                        545           12             ---
                                                 ---------------------------------------
Net cash used by financing activities             (17,994)     (68,985)       (18,962)
                                                 ---------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                 39,961      (32,167)        (3,153)
Cash and cash equivalents, beginning
  of year                                          54,771       86,938         90,091
                                                 ---------------------------------------
Cash and cash equivalents, end of year            $94,732      $54,771        $86,938
                                                 =======================================
Supplemental disclosure of non-cash investing
 and financing activities:
  Issuance of treasury stock under incentive
   stock options                                  $    13      $    37             --
  Income tax benefit resulting from exercises
   of stock options                                   400           --             --

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

Dividend Policy: The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. These dividends are restricted to ten percent of the most recent year's consolidated net income and can only be paid if, after the dividend payment, the Company maintain $25 million of available borrowing under the credit agreement. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the Board of Directors of the Company may consider.

Revenue Recognition: Revenue from sales of merchandise is recognized at the point of sale to the consumer, at which time payment is tendered. There are no provisions for uncollectible amounts since payment is received at the time of sale.

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

Videocassette Rental Inventory: The cost of videocassette rental tapes is capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions which have a relatively short economic life due to the frequency of rental, are amortized over twelve months while other titles are amortized over thirty-six months.

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

Depreciation and amortization expense related to the Company's videocassette rental inventory totalling $2,215,000, $2,477,000 and $3,395,000 in 1997,
1996 and 1995, respectively, is included in cost of sales. Also included in cost of sales is depreciation and amortization expense related to the Company's distribution center facility and equipment of $1,101,000, $865,000 and $803,000 in 1997, 1996 and 1995, respectively. All other depreciation and amortization of fixed assets is included in selling, general and administrative expenses.

Advertising Costs: The costs of advertising are expensed in the first period in which such advertising takes place. Total advertising expense was $8,366,000, $8,951,000 and $7,010,000 in 1997, 1996 and 1995, respectively.

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

Earnings (Loss) Per Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was effective for the Company for fiscal year 1997. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income, by the sum of the weighted average shares and additional common shares that would have been outstanding if the dilutive potential common shares adjusted in 1997 for the $400,000 tax benefit resulting from stock option exercise activity, had been issued for the Company's common stock options from the Company's Stock Option Plans (see Note 6). In Fiscal years 1997, 1996 and 1995 the additional dilutive potential common shares were 1,033,000, 284,000, and 0, respectively. The weighted average number of outstanding stock options not included in the computation of diluted earnings per share during fiscal years 1997, 1996 and 1995 were 128,000, 890,000 and 1,951,000, respectively. To include these options in the computation would have been antidilutive. As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting. The Company has presented Fiscal 1997 earnings per share data and restated all prior-period earnings per share data in accordance with SFAS No. 128. See the Consolidated Statements of Income for the required disclosures.

All earnings and loss per share information has been adjusted for the two-for-one stock split effected in the form of a stock dividend on December 15, 1997. All references to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated. See Note 7, "Shareholders' Equity."

NOTE 2. RESTRUCTURING CHARGE

    The Company recorded a pre-tax restructuring charge of $21 million in 1994 to reflect the anticipated costs associated with a program to close 143 stores and to restructure the Company's debt agreements. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for the early termination of operating leases, inventory-related costs (including the cost for returning all remaining product after the store was closed), and employee termination benefits. The charge also included estimated professional fees related to the development of the store closing plan and the negotiations with landlords related to the termination of leases. Inventory-related costs have been included in cost of sales in the accompanying consolidated statements of income.

    An analysis of the January 28, 1995 balance in the 1994 restructuring reserve and 1995 charges against the reserve is as follows:

                                          BALANCE AT      CHARGES
                                          JANUARY 28,     AGAINST    REMAINING
                                             1995         RESERVE     BALANCE
                                        ---------------  ---------  -----------
                                                    (IN THOUSANDS)
Lease obligations.....................     $   4,250     $   3,436   $     814
Inventory-related costs...............         4,249         3,581         668
Termination benefits..................           200           200      --
Professional fees.....................         3,986         3,328         658
Other costs...........................           827           154         673
                                             -------     ---------  -----------
    Total cash outflows...............     $  13,512     $  10,699   $   2,813
                                             -------     ---------  -----------
                                             -------     ---------  -----------

    The Company completed the 1994 restructuring in 1995, resulting in the closure of 179 stores (versus an original plan of 143 stores). The remaining balance in the 1994 restructuring reserve of $2.8 million was credited to operations in the 4th quarter of 1995.

    The Company recorded a second restructuring charge of $33.8 million in 1995 to reflect the anticipated costs associated with a program to close an additional 163 stores. The components of this second charge were similar to those recorded in 1994, and also included a provision for exiting the rental video store format, the write-off of goodwill related to a previous acquisition and a provision for closing the Company's fixture manufacturing operation.

    An analysis of the amounts comprising the 1995 restructuring charge and the charges against the related reserve for each year in the three-year period ended January 31, 1998 are outlined below:

                                                          BALANCE                     BALANCE                     BALANCE
                                             CHARGES        AT          CHARGES         AT          CHARGES         AT
                                 1995        AGAINST    FEBRUARY 3,     AGAINST     FEBRUARY 1,     AGAINST     JANUARY 31,
                                RESERVE    THE RESERVE     1996      THE RESERVE       1997      THE RESERVE       1998
                              -----------  -----------  -----------  -------------  -----------  -------------  -----------
                                                               (IN THOUSANDS)
Leasehold improvements......   $   6,660    $   6,660       --            --            --            --            --
Furniture and fixtures......       3,228        3,228       --            --            --            --            --
Video rental assets.........       4,174       --        $   4,174         1,078         3,096            25         3,071
Goodwill....................         339          339       --            --            --            --            --
                              -----------  -----------  -----------       ------    -----------       ------    -----------
  Non cash write-offs.......      14,401       10,227        4,174         1,078         3,096            25         3,071
                              -----------  -----------  -----------       ------    -----------       ------    -----------
Lease obligations...........       7,540       --            7,540         2,627         4,913           905         4,008
Inventory-related costs.....       6,800       --            6,800         3,421         3,379         2,769           610
Termination benefits........         976           69          907            88           819            16           803
Professional fees...........       2,500       --            2,500         1,632           868           711           157
Other costs.................       1,600          806          794           122           672           629            43
                              -----------  -----------  -----------       ------    -----------       ------    -----------
  Cash outflows.............      19,416          875       18,541         7,890        10,651         5,030         5,621
                              -----------  -----------  -----------       ------    -----------       ------    -----------
  Total.....................   $  33,817    $  11,102    $  22,715     $   8,968     $  13,747     $   5,055     $   8,692
                              -----------  -----------  -----------       ------    -----------       ------    -----------
                              -----------  -----------  -----------       ------    -----------       ------    -----------

    In determining the components of the reserves, management analyzed all aspects of the restructuring plan and the costs that would be incurred. The write-off of leasehold improvements, and furniture and fixtures represented the estimated net book value of these items at the forecasted closing date. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments subsequent to store closure. Inventory-related costs include the cost to pack and ship the inventory on hand after the closing of the store as well as the penalty paid to the vendor for additional product returns resulting from the restructurings. Termination benefits represented the severance payments expected to be made to terminated employees. Professional fees represented amounts expected to be paid to advisors related to the development of the store closing plan ($3.5 million in total for both plans) and the negotiations with landlords related to the termination of leases ($2.3 million in total). Payments to lenders for the waiver of covenant violations totalling $1.6 million have been included in selling, general and administrative expenses in the 1995 consolidated statement of income.

    The cash outflows for both restructurings were financed from operating cash flows and the liquidation of merchandise inventory from the stores closed. The timing of store closures depended on the Company's ability to negotiate reasonable lease termination agreements.

    The restructuring reserve balances are included in the accompanying balance sheets under the caption "store closing reserve."

    The Company closed 78, 85 and 151 stores in fiscal 1997, 1996 and 1995, respectively. A summary of store closures related to each restructuring is as follows:

                                                                 1994               1995
                                                             RESTRUCTURING      RESTRUCTURING       TOTAL
                                                           -----------------  -----------------     -----
Number of stores originally expected to be closed........            143                163             306
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores closed through January 31, 1998.........            179                163             342
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores to be closed subsequent to January 31,
  1998...................................................         --                     49              49
                                                                     ---                ---             ---
                                                                     ---                ---             ---

    Sales related to stores that were closed were $39 million (unaudited), $20 million (unaudited) and $40 million (unaudited) in fiscal 1997, 1996 and 1995, respectively. Store operating losses (income) related to stores that were closed were $(1.5) million (unaudited), $1.0 million (unaudited) and $4.1 million (unaudited) in fiscal 1997, 1996 and 1995.

    The provision for termination benefits was based on the expectation that 338 employees would be terminated in connection with the restructuring programs. Through January 31, 1998, 75 employees had been terminated and the Company expects to terminate an additional 49 employees in fiscal 1998. The Company has not terminated as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructurings resulted in a reduced need for involuntary terminations.

    Subsequent to the adoption of the restructuring programs, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. During the three-year period ended January 31, 1998, a total of 36 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. During the three-year period ended January 31, 1998, a total of 85 stores were added to the list of stores to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. Through January 31, 1998, the Company has closed 342 stores in connection with the restructuring programs, compared to the originally planned closures of 306 stores. During the year ending January 30, 1999, the Company plans to close an additional 49 stores as it completes the restructuring programs. Any remaining balance in the restructuring reserve at January 30, 1999 will be credited to operations.

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

Note 4.  Income Taxes


Income tax expense (benefit) consists of the following:

                                                      Fiscal Year
                                             1997        1996        1995
                                            -------------------------------
                                                       (in thousands)
       Federal - current                    $10,813      $1,364     $(9,117)
       State - current                        1,306         231         253
       Deferred                               1,370       3,023      (4,567)
                                            --------------------------------
                                            $13,489      $4,618    $(13,431)
                                            ================================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:


                                                      Fiscal Year
                                             1997        1996        1995
                                            ------------------------------
Federal statutory rate                       35.0%       35.0%      (35.0%)
State income taxes (benefit), net of
  Federal income tax effect                   3.0%        4.7%       (1.5%)
Other                                         1.6%       (0.3%)       0.4%
                                            ------------------------------
Effective income tax rate                    39.6%       39.4%      (36.1%)
                                            ==============================

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                 January 31,     February 1,
                                                   1998            1997
                                                ---------------------------
                                                       (in thousands)
CURRENT DEFERRED TAX ASSETS
Restructuring reserve                             $4,326          $7,677
                                                ---------------------------
Total Current Deferred Tax Asset                   4,326           7,677
                                                ---------------------------

CURRENT DEFERRED TAX LIABILITIES
Inventory valuation                                5,177           5,463
Other                                                252             319
                                                 --------------------------
Total Current Deferred Tax Liabilities             5,429           5,782
                                                 --------------------------
Net Current Deferred Tax Asset (Liability)       $(1,103)         $1,895
                                                 --------------------------

NON-CURRENT DEFERRED TAX ASSETS
Accrued rent, lease accounting                    $3,046          $2,824
Capitalized leases                                   895             829
Book over tax depreciation                           623             ---
Other                                                254             148
                                                 --------------------------
Total Non-Current Deferred Tax Assets              4,818           3,801
                                                 --------------------------

NON-CURRENT DEFERRED TAX LIABILITIES
Tax over book depreciation                           ---             588
Other                                                 92             115
                                                 --------------------------
Total Non-Current Deferred Tax Liabilities            92             703
                                                 --------------------------

Net Non-Current Deferred Tax Asset                $4,726          $3,098
                                                 --------------------------
TOTAL NET DEFERRED TAX ASSET                      $3,623          $4,993
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

Note 5.  Leases

The Company leases its distribution center and administrative offices under two leases, from its Chief Executive Officer and principal shareholder. The significant terms of the leases are discussed in Note 11 "Related Party Transactions" to the consolidated financial statements.

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

Note 6.  Benefit Plans

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
              =========                              ========

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at 85% of the fair value at the date of grant. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of January 31, 1998, there were 500,000 shares authorized for issuance and 172,000 shares have been granted and are outstanding, 94,500 of which were vested and exercisable. There are 328,000 shares of common stock reserved for possible future option grants under the 1990 Plan. The following table summarizes information about the stock options outstanding under the 1990 Plan at January 31, 1998:


               -----------------------------   ---------------------
                        Outstanding                Exercisable
               -----------------------------   ---------------------
                                    Weighted                Weighted
                          Average   Average                 Average
Exercise                  Remaining Exercise                Exercise
price range    Shares     Life      Price      Shares       Price
--------------------------------------------------------------------
$1.78-$2.02     18,000    7.7       $1.90       6,750       $1.86
 3.14-5.53     113,000    7.0        4.73      46,750        5.20
 6.91-13.71     41,000    3.5       10.88      41,000       10.88
               -------                         ------
Total          172,000    6.2       $5.90      94,500       $7.43
               =======                         ======

The following tables summarize activity under the 1986 and 1994 Plans and the 1990 Plan:


                ----------------------------------   ------------------------------------
                       1986 and 1994 Plans                         1990 Plan
                ----------------------------------   ------------------------------------
                Number of    Option                  Number of    Option
                Shares       Price        Weighted   Shares       Price          Weighted
                Subject      Range        Average    Subject      Range          Average
                to           per          Exercise   to           per            Exercise
                Option       Share        Price      Option       Share          Price
-----------------------------------------------------------------------------------------
Balance
Jan. 28, 1995   1,868,512   $5.50-$12.13   $7.32      142,000     $5.00-$13.71    $8.46
Granted           448,174    1.13-2.63      1.85       12,000         1.78         1.79
Exercised
Canceled         (555,150)   1.81-11.25     6.30      (23,000)     1.78-6.33       5.73
-----------------------------------------------------------------------------------------
Balance
Feb. 3, 1996    1,761,536    1.13-12.13     6.24      131,000      1.78-13.71      8.33
Granted         1,376,198    1.75-4.00      2.54        9,000         2.02         2.03
Exercised          (6,772)   2.81-4.13      6.82
Canceled       (1,114,486)   1.25-12.13     7.20

-----------------------------------------------------------------------------------------
Balance
Feb. 1, 1997    2,016,476    1.13-9.25      3.21      140,000      1.78-13.71       7.92
Granted         1,062,608    5.00-16.80    12.00       69,000      3.14-5.05        4.29
Exercised        (191,169)   1.44-5.50      2.67       (5,000)        5.53          5.54
Canceled          (75,174)   1.81-5.94      2.96      (32,000)     5.00-13.71      11.36
-----------------------------------------------------------------------------------------
Balance
Jan. 31, 1998   2,812,741   $1.13-$16.80   $6.37      172,000     $1.78-$13.71     $5.90
=========================================================================================

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

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized the financial statements for employee stock options which are issued at the closing stock price on the date of grant. During fiscal years 1997, 1996 and 1995, the Company recognized expenses of $52,000, $3,000 and $3,000, respectively, for stock options issued to non-employee directors at 85% of the closing stock price on the date of grant. Had the Company determined compensation cost, for employee stock options, based on fair value in accordance with SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                        Fiscal Year

                                               ------------------------------
                                                1997       1996       1995
                                               ------------------------------
Net income (loss), as reported                 $20,574    $7,102    ($23,816)
Basic earnings (loss) per share, as reported     $1.05     $0.36      ($1.22)
Diluted earnings (loss) per share, as reported   $0.99     $0.36      ($1.22)
Pro forma net income (loss)                    $19,074    $6,658    ($23,919)
Pro forma basic earnings (loss) per share        $0.97     $0.34      ($1.23)
Pro forma diluted earnings (loss) per share      $0.92     $0.34      ($1.23)

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 600,000 restricted shares of Common Stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria which includes continuous employment until applicable vesting dates have expired. At January 31, 1998, a total of 150,000 shares have been granted, of which 50,000 were granted in 1996 with a weighted average grant date fair market value of $2.37 per share, aggregating a total of $118,750; the remaining 100,000 were granted in 1995 with a weighted average grant date fair value of $2.33 per share, aggregating a total of $232,500. As of January 31, 1998, a total of 30,000 of these shares had vested. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in Fiscal years 1997 and 1996 was approximately $70,000 and $107,000, respectively. At January 31, 1998, outstanding awards and shares available for grant totaled 150,000 and 450,000, respectively.

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

Note 8.  Strawberries Acquisition

In October 1997, the Company acquired 90 out of a total of 118 stores owned by Strawberries, Inc., a privately held non-mall music specialty retailer operating primarily in New England. The stores operate under the names "Strawberries" and "Waxie Maxie" and are primarily located in freestanding or strip center locations. The acquisition has been accounted for using the purchase method of accounting. At the time of the acquisition, the Company paid $21 million for the assets which included the fixed assets, merchandise inventories, other related current assets and $683,000 in goodwill. This goodwill is being amortized on a straight-line basis over a 15 year period.

Pro forma combined net sales, including the 90 Strawberries stores acquired, was $610 million (unaudited) in Fiscal 1997. Pro forma net sales for Fiscal 1996 and pro forma net income for Fiscal 1997 and 1996 are not presented because such information was not available as a result of Strawberries' bankruptcy filing and subsequent liquidation.

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

Note 11. Related Party Transactions

The Company leases its 178,000 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chief Executive Officer and principal shareholder, under two capitalized leases that expire in the year 2015. The original distribution center/office facility was constructed in 1985. A 77,000 square foot distribution center expansion was completed in October 1989 on real property adjoining the existing facility.

Under the capitalized leases dated April 1, 1985 and November 1, 1989, the Company paid Mr. Higgins an annual rent of $1.3 million in fiscal 1997 and $1.2 million in fiscal 1996 and 1995. On January 1, 1998, the aggregate rental payment increased in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease. Effective January 1, 2000, and every two years thereafter, the rental payment will increase in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of the lease. Neither of the leases contain any real property purchase option at the expiration of its term. Under the terms of the leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property approximates $90,000 per month.

The Company leases two of its retail stores from Mr. Higgins under long-term leases. For each of fiscal 1997, 1996 and 1995 the Company paid Mr. Higgins $35,000 in annual rental payments. Under the terms of the leases, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. In fiscal 1997, 1996 and 1995, the Company paid Mr. Higgins $30,000 annually for a lease on certain parking facilities contiguous to the Company's distribution center/office facility. The lease is a one year lease renewed annually and was renewed through October 31, 1998, after approval by the audit committee.

The Company regularly utilizes privately-chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder, the Company paid $59,000, $76,000 and $70,000 in 1997, 1996 and 1995, respectively, for chartered aircraft services. The Company also chartered an aircraft from Crystal Jet, a corporation wholly owned by Mr. Higgins. During fiscal 1997, 1996, and 1995, payments to Crystal Jet, under an unwritten agreement, aggregated $199,000, $227,000 and $167,000 respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial carriers.

The transactions that were entered into with an "interested director" were approved by a majority of disinterested directors of the Company's board, either by the audit committee or at a meeting of the board of directors. The Trans World board of directors believes that the leases and other provisions are at rates and on terms that are at least as favorable as those that would have been available to the Company from unaffiliated third parties under the circumstances.

NOTE 12. RESTATEMENT

    The Company has restated its consolidated financial statements for the fiscal year ended February 3, 1996 to correct an error in the calculation of the 1995 restructuring charge discussed in Note 2. The effect of the correction of this error on the 1995 consolidated statement of income was a reduction in the 1995 restructuring charge of $2,436,000, an increase in income tax expense of $879,000 and a decrease in the net loss of $1,557,000. The effect of the correction of this error on the consolidated balance sheet as of February 3, 1996 was an increase in fixed assets, net, of $2,436,000, a decrease in deferred tax assets of $879,000 and an increase in retained earnings of $1,557,000.

    The correction of this error did not have an effect on the consolidated statements of operations for either the fiscal year ended February 1, 1997 or the fiscal year ended January 31, 1998. The effect of the correction of this error on the consolidated balance sheets as of February 1, 1997 and January 31, 1998 was an increase in fixed assets, net, of $2,436,000, a decrease in deferred tax assets (or increase in deferred tax liabilities) of $879,000 and an increase in retained earnings of $1,557,000.

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

*10.16 Trans World Entertainment Corporation Asset Purchase Agreement with Strawberries, Inc.

*21 Significant Subsidiaries of the Registrant.

*23 Consent of KPMG Peat Marwick LLP.

 27 Financial Data Schedule (For electronic filing purposes only)
---------------------------------------------------------------------
*Filed previously.

EXHIBIT INDEX

3.4 Certificate of Amendment to the Certificate of Incorporation.

10.16 Trans World Entertainment Corporation Asset Purchase Agreement with Strawberries, Inc.

22 Significant Subsidiaries of the Registrant.

23 Consent of KPMG Peat Marwick LLP.

27 Financial Data Schedule (electronic filing only)