Form 10-Q/A
period 1998-05-02
TRANS WORLD ENTERTAINMENT CORP
filed 1999-03-31
CIK 795212

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q/A

INTRODUCTORY NOTE: Trans World Entertainment Corporation is Amending this Form 10-Q to provide revised disclosures made to its interim financial information in connection with its Form S-4 filing on March 30, 1999.

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                            Common Stock, $.01 par value,
                   21,674,012 shares outstanding as of May 30, 1998

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           QUARTERLY REPORT ON FORM 10-Q
                INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Form 10-Q
                                                                        Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets at May 2, 1998,
     January 31, 1998 and May 3, 1997                                       3

  Condensed Consolidated Statements of Income - Thirteen
     Weeks Ended May 2, 1998 and  May 3, 1997                               5

  Condensed Consolidated Statements of Cash Flows - Thirteen
     Weeks Ended ended May 2, 1998 and May 3, 1997                          6

  Notes to Condensed Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                               11


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters of Vote of Security Holders                  15

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  16

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART 1. FINANACIAL INFORMATION
                     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)




                                                                            MAY 2,       JANUARY 31,            MAY 3,
                                                                              1998              1998              1997
                                                                  ------------------   -------------   ----------------


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $20,275           $94,732           $10,303
  Merchandise inventory                                                    189,902           189,394           159,699
  Other current assets                                                       6,099             6,224             9,691
                                                                  ------------------   -------------   ----------------
          Total current assets                                             216,276           290,350           179,693
                                                                  ------------------   -------------   ----------------

VIDEOCASSETTE RENTAL INVENTORY, net                                          4,022             4,099             4,626
DEFERRED TAX ASSET                                                           4,550             4,726             2,576
FIXED ASSETS, net                                                           73,690            72,068            65,394

OTHER ASSETS                                                                 2,814             2,776             3,363
                                                                  ------------------   -------------   ----------------

          TOTAL ASSETS                                                    $301,352          $374,019          $255,652
                                                                  ------------------   -------------   ----------------
                                                                  ------------------   -------------   ----------------





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)



                                                                                           MAY 2,       JANUARY 31,           MAY 3,
                                                                                             1998              1998             1997
                                                                                    ------------------   -------------   -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $100,243          $162,981          $75,124
  Income taxes payable                                                                     1,969            11,155              ---
  Accrued expenses and other                                                              12,217            17,346            7,729
  Store closing reserve                                                                    8,221             8,692           11,259
  Current deferred taxes                                                                     604             1,103              ---
  Current portion of long-term debt and capital lease obligations                             96                99            4,733
                                                                                    ------------------   -------------   -----------
          Total current liabilities                                                      123,350           201,376           98,845
                                                                                    ------------------   -------------   -----------

LONG-TERM DEBT, less current portion                                                          --            35,000          41,691
CAPITAL LEASE OBLIGATIONS, less current portion                                            6,389             6,409           6,484
OTHER LIABILITIES                                                                          7,142             6,712           6,537
                                                                                   ------------------   -------------   ------------
          TOTAL LIABILITIES                                                              136,881           249,497         153,557
                                                                                   ------------------   -------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock  ($.01 par value; 5,000,000 shares authorized;
   none issued)                                                                              ---               ---             ---
  Common stock ($.01 par value; 50,000,000 shares authorized;
    21,423,150, 19,815,357 and 19,630,162 shares issued, respectively)                       214               198              196
  Additional paid-in capital                                                              62,686            25,386           24,463
  Treasury stock, at cost (70,288, 70,788 and 72,788
   shares, respectively)                                                                    (390)             (394)            (407)
  Unearned compensation - restricted stock                                                  (158)             (175)            (228)
  Retained earnings                                                                      102,119            99,507           78,071
                                                                                    ------------------   -------------   -----------
          TOTAL SHAREHOLDERS' EQUITY                                                     164,471           124,522          102,095
                                                                                    ------------------   -------------   -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $301,352          $374,019         $255,652
                                                                                    ------------------   -------------   -----------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                                         THIRTEEN WEEKS ENDED
                                                                                 -----------------   ----------------
                                                                                            MAY 2,             MAY 3,
                                                                                              1998               1997
                                                                                 -----------------   ----------------


Sales                                                                                     $145,062           $109,512
Cost of sales                                                                               92,605             70,248
                                                                                 -----------------   ----------------
Gross profit                                                                                52,457             39,264
Selling, general and administrative expenses                                                47,334             38,935
                                                                                 -----------------   ----------------
Income from operations                                                                       5,123                329
Interest expense                                                                             1,097              1,836
Other expenses (income), net                                                                  (256)               (94)
                                                                                 -----------------   ----------------
Income (loss) before income taxes                                                            4,282             (1,413)
Income tax expense (benefit)                                                                 1,670               (551)
                                                                                 -----------------   ----------------

NET INCOME (LOSS)                                                                           $2,612              ($862)
                                                                                 -----------------   ----------------
                                                                                 -----------------   ----------------

BASIC EARNINGS (LOSS) PER SHARE                                                              $0.13             ($0.04)
                                                                                 -----------------   ----------------
                                                                                 -----------------   ----------------

Weighted average number of common shares outstanding                                        19,827             19,540
                                                                                 -----------------   ----------------
                                                                                 -----------------   ----------------

DILUTED EARNINGS (LOSS) PER SHARE                                                            $0.12             ($0.04)
                                                                                 -----------------   ----------------
                                                                                 -----------------   ----------------

Adjusted weighted average number of common shares outstanding                               21,334             19,540
                                                                                 -----------------   ----------------
                                                                                 -----------------   ----------------





SEE NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TRANS WORLD ENTERTAINMENT AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)



                                                                                                THIRTEEN WEEKS ENDED
                                                                                                --------------------
                                                                                                 MAY 2,            MAY 3,
                                                                                                  1998              1997
                                                                                      ------------------    -------------


NET CASH USED BY OPERATING ACTIVITIES                                                         ($70,861)          ($35,678)
                                                                                      ------------------    -------------


INVESTING ACTIVITIES:
Acquisition of property and equipment                                                           (5,965)            (1,830)
Disposals of rental inventory, net                                                                  77                158
                                                                                      ------------------    -------------
Net cash used by investing activities                                                           (5,888)            (1,672)
                                                                                      ------------------    -------------

FINANCING ACTIVITIES:
  Payments of long-term debt and capital lease obligations                                     (35,024)            (7,139)
  Proceeds from issuance of common stock                                                        36,772                ---
  Exercise of stock options                                                                        544                 21
                                                                                      ------------------    -------------
  Net cash provided (used) by financing activities                                               2,292             (7,118)
                                                                                      ------------------    -------------

  Net decrease in cash and cash equivalents                                                    (74,457)           (44,468)
  Cash and cash equivalents, beginning of period                                                94,732             54,771
                                                                                      ------------------    -------------
  Cash and cash equivalents, end of period                                                     $20,275            $10,303
                                                                                      ------------------    -------------
                                                                                      ------------------    -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Income tax benefit resulting from exercise of stock options                                 $   915            $    34


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 2, 1998 AND MAY 3, 1997

                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

    These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

    These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

NOTE 2. RESTRUCTURING CHARGE

    The Company recorded a pre-tax restructuring charge of $21 million in 1994 to reflect the anticipated costs associated with a program to close 143 stores and to restructure the Company's debt agreements. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for the early termination of operating leases, inventory-related costs (including the cost for returning all remaining merchandise after the store was closed), and employee termination benefits. The charge also included estimated professional fees related to the development of the store closing plan and the negotiations with landlords related to the termination of leases. Inventory-related costs were included in cost of sales.

    An analysis of the January 28, 1995 balance in the 1994 restructuring reserve and 1995 charges against the reserve is as follows:

                                                                          CHARGES
                                                         BALANCE AT       AGAINST    REMAINING
                                                      JANUARY 28, 1995    RESERVE     BALANCE
                                                     ------------------  ---------  -----------
                                                                   (in thousands)
Lease obligations..................................      $    4,250      $   3,436   $     814
Inventory-related costs............................           4,249          3,581         668
Termination benefits...............................             200            200          --
Professional fees..................................           3,986          3,328         658
Other costs........................................             827            154         673
                                                            -------      ---------  -----------
  Total cash outflows..............................      $   13,512      $  10,699   $   2,813
                                                            -------      ---------  -----------
                                                            -------      ---------  -----------

    The Company completed the 1994 restructuring in 1995, resulting in the closure of 179 stores (versus an original plan of 143 stores). The remaining balance in the 1994 restructuring reserve of $2.8 million was credited to operations in the 4th quarter of 1995.

    The Company recorded a second restructuring charge of $33.8 million in 1995 to reflect the anticipated costs associated with a program to close an additional 163 stores. The components of this

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 2, 1998 AND MAY 3, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 2. RESTRUCTURING CHARGE (CONTINUED)

second charge were similar to those recorded in 1994, and also included a provision for exiting the rental video store format, the write-off of goodwill related to a previous acquisition and a provision for closing the Company's fixture manufacturing operation.

    An analysis of the charges against the 1995 reserve for the thirteen week period ended May 2, 1998 is as follows:

                                                      CHARGES AGAINST
                                                         THE RESERVE
                                          BALANCE AT     ----------    BALANCE AT
                                       JANUARY 31, 1998    1ST QTR     MAY 2, 1998
                                       ----------------  -----------   -----------
                                                       (in thousands)
Video rental assets......................  $   3,071       $   8        $   3,063
                                           ---------       -----        ---------
  Non cash write-offs....................      3,071           8            3,063
                                           ---------       -----        ---------
Lease obligations........................      4,008         149            3,859
Inventory-related costs..................        610         319              291
Termination benefits.....................        803          --              803
Professional fees........................        157           7              150
Other costs..............................         43         (12)              55
                                           ---------       -----        ---------
  Cash outflows..........................      5,621         463            5,158
                                           ---------       -----        ---------
  Total..................................  $   8,692   $     471        $   8,221
                                           ---------       -----        --------
                                           ---------       -----        --------

    In determining the components of the reserves, management analyzed all aspects of the restructuring plan and the costs that would be incurred. The write-off of leasehold improvements and furniture and fixtures represented the estimated net book value of these items at the forecasted closing date. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments subsequent to store closure. Inventory-related costs include the cost to pack and ship the inventory on hand after the closing of the store as well as the penalty paid to the vendor for additional product returns resulting from the restructurings. Termination benefits represented the severance payments expected to be made to terminated employees. Professional fees represented amounts expected to be paid to advisors related to the development of the store closing plan ($3.5 million in total for both plans), and the negotiations with landlords related to the termination of leases ($2.3 million in total).

    The cash outflows for both restructurings were financed from operating cash flows and the liquidation of merchandise inventory from the stores closed. The timing of store closures depended on the Company's ability to negotiate reasonable lease termination agreements.

    The restructuring reserve is included in the accompanying balance sheet under the caption "store closing reserve."

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MAY 2, 1998 AND MAY 3, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 2. RESTRUCTURING CHARGE (CONTINUED)

    The Company closed 5 stores during the thirteen week period ended May 2, 1998 that were related to the restructuring reserve. A summary of store closures related to each restructuring is as follows:

                                                                 1994               1995
                                                             RESTRUCTURING      RESTRUCTURING       TOTAL
                                                           -----------------  -----------------     -----
Number of stores originally expected to close............            143                163             306
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores closed through May 2, 1998..............            179                168             347
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores to be closed subsequent to May 2, 1998..             --                 23              23
                                                                     ---                ---             ---
                                                                     ---                ---             ---

    Sales related to stores that were closed were $678,000 (unaudited) and $1.4 million (unaudited) during the thirteen week period ended May 2, 1998 and May 3, 1997, respectively. Store operating losses related to stores that were closed were $90,000 (unaudited) and $283,000 (unaudited) during the thirteen week period ended May 2, 1998 and May 3, 1997, respectively.

    The provision for termination benefits was based on the expectation that 338 employees would be terminated in connection with the restructuring programs. Through May 2, 1998, 75 employees had been terminated and the Company expects to terminate an additional 23 employees in fiscal 1998.
The Company has not terminated as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructurings resulted in a reduced need for involuntary terminations.

    Subsequent to the adoption of the restructuring programs, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. During the thirteen week period ended
May 2, 1998, 21 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. Through May 2, 1998, the Company has closed 347 stores in connection with the restructuring programs, compared to the originally planned closures of 306 stores. During the remainder of 1998, the Company plans to close an additional 23 stores as it completes the restructuring programs. Any remaining balance in the restructuring reserve at January 30, 1999 will be credited to operations.

NOTE 3. SEASONALITY

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

NOTE 4. DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of videocassette rental inventory included in cost of sales totalled $413,000 and $547,000 for the thirteen week periods ended May 2, 1998 and May 3, 1997, respectively.

     Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:


                                                          THIRTEEN WEEKS ENDED
                                                   ------------------------------------
                                                         MAY 2,               MAY 3,
                                                          1998                 1997
                                                   -----------------     -----------------
                                                                (in thousands)

Cost of Sales ....................................    $    300              $    260
                                                      --------              --------
                                                      --------              --------

Selling, general and administrative expenses......    $  4,043              $  3,586
                                                      --------              --------
                                                      --------              --------



NOTE 5. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was effective for the Company for the fiscal year ended January 31, 1998. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's stock option plans. For the thirteen weeks ended May 2, 1998 and May 3, 1997 the additional potentially dilutive common shares included in the diluted earnings per share calculation were 1,507,000 and zero, respectively. Total stock options to purchase zero and 3,236,000 shares of common stock outstanding during the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6. COMMON STOCK OFFERING

    At the end of the first quarter of 1998 the Company sold an additional 1.5 million shares of its Common Stock in a public offering for approximately $37 million net of issuance costs. A portion of the

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    MAY 2, 1998 AND MAY 3, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 6. COMMON STOCK OFFERING (CONTINUED) proceeds was used to repay long-term debt and the balance of the proceeds was used for general corporate purposes including investments in additional stores, fixtures and inventory.

NOTE 7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", issued in June 1997 and effective for fiscal years ending after December 15, 1997, establishes standards for reporting and display of the total net income and the components of all other non-owner changes in equity, or comprehensive income (loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of changes of stockholder's equity. The Company has no items of other comprehensive income.

    Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued in June 1997 and effective for fiscal years beginning after December 15, 1997, will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and the new rules will not change its financial presentation.

    Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June, 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

    The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt the statement for the fiscal year beginning January 31, 1999. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

    The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities", issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on the financial reporting of start-up costs and organization costs. The Company will adopt the statement for the fiscal year beginning January 31, 1999. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

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

RESULTS OF OPERATIONS

                          THIRTEEN WEEKS ENDED MAY 2, 1998
                  COMPARED TO THE THIRTEEN WEEKS ENDED MAY 3, 1997

SALES. The Company's total sales increased 32.5% to $145.1 million for the thirteen weeks ended May 2, 1998 compared to $109.5 million for the same period last year. The increase was primarily attributable to a comparable store sales increase of 10.3%, the acquisition of 90 Strawberries' stores in October 1997, and the opening of 16 stores partially offset by the closing of 25 stores. Management attributes the comparable store sales increase, its ninth consecutive quarter of such increases, primarily to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation.

Comparable store sales in the Company's music stores increased 12.6% while comparable sales in the video stores increased 3.6%.

GROSS PROFIT. Gross profit as a percentage of sales improved to 36.2% from 35.9% in the thirteen week period ended May 2, 1998 compared to the same period in 1997. The increase is primarily due to the leveraging of expenses in the Company's distribution center.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased from 35.6% to 32.6% in the thirteen week period ended May 2, 1998 compared to the same period in 1997. The improvement is primarily due to a reduction of store occupancy costs as a percentage of sales. The Company continues to leverage its depreciation and amortization and operating expenses against sales.

INTEREST EXPENSE. Net interest expense was reduced from $1.8 million in the thirteen week period ended May 3, 1997 to $1.1 million for the thirteen week period ending May 2, 1998.

The decrease is due to a reduction in long-term debt and lower interest rates as a result of the refinancing completed in fiscal 1997.

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

YEAR 2000 COMPLIANCE

The Company has completed an awareness of the business risks related to the Year 2000 issue. The results of the awareness indicate that:

- awareness of Year 2000 issues is well known throughout the Company;

- assessment of Year 2000 sensitive items will completed;

- a list of items and business relationships sensitive to the Year 2000 issue will be compiled;

- renovation of the core information
  technology ("IT") systems will be completed;

- third-party compliance tracking will be done; and

- verification of embedded chip ("non-IT") system readiness for Year 2000 compliance will be done.

The Company's Year 2000 issue remediation process includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. As indicated above, the Awareness and Assessment phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing key Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase will include contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with the Company's software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for its systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. Assessment and Renovation efforts are underway. For the Renovation phase, all core IT system programming modifications will be completed by its internal systems development staff. The system programming modifications include upgrading the distribution, inventory management and accounting systems and converting the POS registers to a Year 2000 compliant system. Replacements for the other (non-core) IT systems are being implemented on schedule. The non core IT Systems being replaced include a product return system, a system for tracking the opening of new stores and managing lease payments. For the Validation and Implementation phases, formal systems testing for both IT and non-IT systems is expected to be completed by the end of the second quarter of fiscal 1999. In order to complete the Validation and Implementation phases, the Company will process daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing will be completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000.

The Company is exposed to both internal and external Year 2000 risks. Internal risks exist due to its dependence on its IT and non-IT systems. The Company is dependent on its IT and non-IT systems for many of its everyday operations including inventory management, product distribution, cash management, accounting and financial reporting. The Company utilizes a variety of vendors for its system needs and has initiated discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their products or services with required standards. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company will perform testing to validate the vendor representations no later than the second quarter of fiscal 1999. In the normal course of business, the Company will replace its POS register system with a Year 2000 compliant system during fiscal 1998. Additionally, the Company plans to replace its product return center's processing system no later than the end of the second quarter of fiscal 1999. The replacement system will be Year 2000 compliant. Preliminary contingency plans for failure of internal systems include implementing manual procedures such as the use of manual merchandise picking and shipping to replace automated distribution center equipment.

External risks are represented by the fact that the Company utilizes approximately 2,500 different suppliers in the normal course of its business. Six major merchandise vendors account for more than 60% of all purchases. Additionally, 50 other merchandise vendors account for nearly 15% of purchases. The Company is also dependent on financial institutions for consolidation of cash collections, and for cash payments. Although the Company uses its own trucks for shipment of product to approximately 36% of its stores, it does rely on a number of trucking companies for the remainder of its product distribution. Evaluation of its vendors' Year 2000 readiness will begin in the fourth quarter of fiscal 1998, and is expected to be completed by the end of the first quarter of fiscal 1999. Upon completion of the assessment of vendor readiness, contingency plans will be developed for all third-parties where Year 2000 compliance appears to be at risk.

The Company presently believes that its most likely worst-case Year 2000 scenarios would relate to the possible failure in one or more geographic regions of third party systems over which it has no control and for which it has no ready substitute, such as, but not limited to, power and telecommunications services. The Company has in place a disaster recovery plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at its data systems center and distribution center. The Company's disaster recovery plan provides specific routines for actions, personnel assignments and back-up arrangements to ensure effective response to a disaster affecting key business functions including merchandise replenishment, cash management and distribution center operations. Common routines and back up arrangements include off-site storage of information, manual processing of critical applications and the establishment of a chain of communication for key personnel. The Company is using that plan to further develop specific Year 2000 contingency plans identified by our third-party assessment phase which will emphasize locating alternate sources of supply, methods of distribution and ways of processing information.

The Company's direct costs for its Year 2000 remediation efforts total $100,000 through May 2, 1998. Anticipated future costs include an additional $1 million to address Year 2000 issues identified as a result of remediation testing and a new product return center processing system. Future costs will be funded by cash flows generated from operations.

The Company's estimates of the costs of achieving Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific facts that might cause such material differences include the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by its customers and suppliers in reaching Year 2000-readiness, the timely availability of necessary replacement items and similar uncertainties.

              TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            PART II - OTHER INFORMATION
            ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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





                                                                            ----------------  ---------------
                                                                                 Column 1          Column 2
                          Name of Nominee                                        Withheld         Votes for
                          -------------------------                         ------------------- --------------
                          Robert J. Higgins                                             100,726   18,750,148
                          Dean S. Adler                                                 100,560   18,750,314
                          George W. Dougan                                            2,822,671   16,028,203
                          Charlotte G. Fischer                                        2,822,671   16,028,203
                          Isaac Kaufman                                                 101,100   18,749,774
                          Matthew H. Mataraso                                           100,560   18,750,314
                          Dr. Joseph G. Morone                                        2,822,671   16,028,203










C) A proposal to amend Trans World Entertainment Corporation's 1990 Stock Option Plan for Non-Employee Directors to authorize the Board to award discretionary option grants, was approved as follows:

                         FOR-           17,734,130
                         AGAINST-        1,109,746
                         ABSTAIN-            6,998

D) A proposal to institute Trans World Entertainment Corporation's 1998 Employee Stock Option Plan, was approved as follows:

                         FOR-           12,928,411
                         AGAINST-        3,832,986
                         ABSTAIN-            5,469

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            PART II - OTHER INFORMATION
                     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS -

          EXHIBIT NO          DESCRIPTION                        PAGE NO.
          ----------          -----------                        --------
             10.4             Trans World Entertainment             13
                              Corporation Employment
                              Agreement with Robert J.
                              Higgins

              27              Financial Data Schedule               N/A
                              (electronic filing only)

(B) REPORTS ON FORM 8-K - None

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.


                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

March 30, 1999      BY /s/ ROBERT J. HIGGINS
                      ----------------------
                    Robert J. Higgins
                    Chairman, President and Chief Executive Officer
                    (Principal Executive Officer)

March 30, 1999      BY: /s/ JOHN J. SULLIVAN
                       ---------------------
                    John J. Sullivan
                    Senior Vice President-Finance
                    and Chief Financial Officer
                    (Chief Financial and Accounting Officer)