Form 10-Q/A
period 1998-08-01
TRANS WORLD ENTERTAINMENT CORP
filed 1999-03-31
CIK 795212

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

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
     FROM ___________ TO ___________

                           COMMISSION FILE NUMBER:  0-14818

                        TRANS WORLD ENTERTAINMENT CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          NEW YORK                                             14-1541629
-------------------------------                           ----------------------
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

                                    (518) 452-1242
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/    NO / /


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

                             Common Stock, $01 par value,
                 21,823,982 shares outstanding as of August 29, 1998

                TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                            QUARTERLY REPORT ON FORM 10-Q
                 INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Form 10-Q
                                                                       Page No.
                                                                      ----------
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets - August 1, 1998,
     January 31, 1998 and August 2, 1997                                   3

     Condensed Consolidated Statements of Income - Thirteen Weeks Ended
     and Twenty-Six Weeks Ended August 1, 1998 and August 2, 1997          5

     Condensed Consolidated Statements of Cash Flows - Twenty-Six Weeks
     Ended August 1, 1998 and August 2, 1997                               6

     Notes to Condensed Consolidated Financial Statements                  7

Item 2 - Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                            11


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders              16

Item 6 - Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART 1. FINANCIAL INFORMATION
                     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                    (UNAUDITED)

                                          August 1,  January 31,   August 2,
                                            1998        1998         1997
                                          --------    --------     --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $ 24,267    $ 94,732     $  9,757
  Merchandise inventory                    179,592     189,394      151,563
  Other current assets                       6,542       6,224       10,037
                                          --------    --------     --------
    Total current assets                   210,401     290,350      171,357
                                          --------    --------     --------

VIDEOCASSETTE RENTAL INVENTORY, net          3,661       4,099        4,203
DEFERRED TAX ASSET                           5,779       4,726        3,039

FIXED ASSETS, net                           83,086      72,068       64,754

OTHER ASSETS                                 2,793       2,776        3,179
                                          --------    --------     --------

     TOTAL ASSETS                         $305,720    $374,019     $246,532
                                          ========    ========     ========


See Notes to Condensed Consolidated Financial Statements.

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    (UNAUDITED)


                                          August 1,  January 31,   August 2,
                                            1998        1998         1997
                                          --------    --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $ 92,844   $ 162,981     $ 77,684
  Notes payable                               --          --          1,241
  Accrued expenses and other                12,466      17,346        7,073
  Store closing reserve                      7,368       8,692       10,549
  Current portion of long-term debt
  and capital lease obligations              1,709          99           93
  Income Taxes Payable                         975      11,155         --
  Deferred Tax Liability                     1,709       1,103         --
                                          --------    --------     --------
  Total current liabilities                117,071     201,376       96,640

LONG-TERM DEBT, less current portion          --        35,000       35,000
CAPITAL LEASE OBLIGATIONS, less
  current portion                           12,051       6,409        6,459
OTHER LIABILITIES                            7,444       6,712        6,889
                                          --------    --------     --------
     TOTAL LIABILITIES                     136,566     249,497      144,988
                                          --------    --------     --------

SHAREHOLDERS' EQUITY:
  Preferred stock  ($.01 par value;
    5,000,000 shares authorized;
    none issued)                              --          --           --
  Common stock ($.01 par value;
    50,000,000 shares  authorized;
    21,864,022, 19,815,357 and 19,744,764
    shares issued, respectively)               219         198          196
  Additional paid-in capital                64,702      25,386       24,714
  Treasury stock, at cost (70,288, 70,788
    and 80,788 shares, respectively)          (390)       (394)        (394)
  Unearned compensation-restricted stock      (154)       (175)        (210)
  Retained earnings                        104,777      99,507       77,238
                                          --------    --------     --------
TOTAL SHAREHOLDERS' EQUITY                 169,154     124,522      101,544
                                          --------    --------     --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $305,720    $374,019     $246,532
                                          ========    ========     ========

See Notes to Condensed Consolidated Financial Statements.

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                      Thirteen Weeks           Twenty-Six Weeks
                                                           Ended                    Ended
                                                    --------------------     --------------------
                                                    August 1,   August 2,    August 1,   August 2,
                                                      1998        1997         1998        1997
                                                    --------    --------     --------    --------
Sales                                               $142,198    $105,024     $287,260    $214,536

Cost of sales                                         88,734      65,497      181,339     135,746
                                                    --------    --------     --------    --------
Gross profit                                          53,464      39,527      105,921      78,790

Selling, general and administrative expenses          48,690      39,351       96,024      78,284
                                                    --------    --------     --------    --------
Income from operations                                 4,774         176        9,897         506

Interest expense                                         501       1,562        1,599       3,397
Other expenses (income), net                             (84)        (19)        (341)       (112)
                                                    --------    --------     --------    --------
Income (loss) before income taxes                      4,357      (1,367)       8,639      (2,779)

Income tax expense (benefit)                           1,699        (533)       3,369      (1,084)
                                                    --------    --------     --------    --------
NET INCOME (LOSS)                                   $  2,658    $   (834)    $  5,270    $ (1,695)
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------

BASIC EARNINGS (LOSS) PER SHARE                     $   0.12    $  (0.04)    $   0.25    $  (0.09)
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------

Weighted average number of common shares
  outstanding                                         21,690      19,612       20,758      19,576
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------

DILUTED EARNINGS (LOSS) PER SHARE                   $   0.12    $  (0.04)    $   0.24    $  (0.09)
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------
Adjusted weighted average number of common
     shares outstanding                               23,092      19,612       22,156      19,576
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------


See Notes to Condensed Consolidated Financial Statements.

               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                   Twenty Six Weeks Ended
                                                    --------------------
                                                    August 1,   August 2,
                                                      1998        1997
                                                    --------    --------
NET CASH USED BY OPERATING ACTIVITIES:              $(60,904)   $(23,511)
                                                    --------    --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment              (21,589)     (5,102)
  Disposal of rental inventory, net                      438         581
                                                    --------    --------
  Net cash used by investing activities              (21,151)     (4,521)
                                                    --------    --------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             --         35,000
  Proceeds from capital lease                          7,440       --
  Payments of long-term debt and capital
    lease obligations                                (35,189)    (53,495)
  Net increase in revolving line of credit             --          1,241
  Proceeds from issuance of common stock              36,772       --
  Exercise of stock options                            2,567         272
                                                    --------    --------
  Net cash provided (used) by financing activities    11,590     (16,982)
                                                    --------    --------

  Net decrease in cash and cash equivalents          (70,465)    (45,014)
  Cash and cash equivalents, beginning of period      94,732      54,771
                                                    --------    --------
  Cash and cash equivalents, end of period          $ 24,267    $  9,757
                                                    --------    --------
                                                    --------    --------
  Supplemental disclosure of non-cash investing
   and financing activities:
     Issuance of treasury stock under incentive
       stock programs                               $     13    $      4
     Income tax benefit resulting from exercise
       of stock options                                5,809         268

See Notes to Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 1, 1998 AND AUGUST 2, 1997

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

    An analysis of the January 28, 1995 balance in the 1994 restructuring reserve and 1995 charges against the reserve is as follows:

                                                                          CHARGES
                                                         BALANCE AT       AGAINST     REMAINING
                                                      JANUARY 28, 1995    RESERVE      BALANCE
                                                     ------------------  ---------  --------------
                                                                   (in thousands)
Lease obligations..................................      $    4,250      $   3,436     $     814
Inventory-related costs............................           4,249          3,581           668
Termination benefits...............................             200            200            --
Professional fees..................................           3,986          3,328           658
Other costs........................................             827            154           673
                                                            -------      ---------    -----------
  Total cash outflows..............................      $   13,512      $  10,699     $   2,813
                                                            -------      ---------    -----------
                                                            -------      ---------    -----------

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AUGUST 1, 1998 AND AUGUST 2, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 2. RESTRUCTURING CHARGE (CONTINUED)

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

    An analysis of the charges against the 1995 reserve for the twenty-six week period ended August 1, 1998 is as follows:

                                                            CHARGES AGAINST
                                                               THE RESERVE
                                          BALANCE AT     ------------------------     BALANCE AT
                                       JANUARY 31, 1998    1ST QTR      2ND QTR     AUGUST 1, 1998
                                       ----------------  -----------  -----------   --------------
                                                             (in thousands)
Video rental assets......................  $   3,071      $       8    $     352       $   2,711
                                           ---------          -----   -----------     -----------
  Non cash write-offs....................      3,071              8          352           2,711
                                           ---------          -----   -----------     -----------
Lease obligations........................      4,008            149          408           3,451
Inventory-related costs..................        610            319           55             236
Termination benefits.....................        803             --           --             803
Professional fees........................        157              7            5             145
Other costs..............................         43            (12)          33              22
                                           ---------          -----   -----------     -----------
  Cash outflows..........................      5,621            463          501           4,657
                                           ---------          -----   -----------     -----------
  Total..................................  $   8,692      $     471    $     853       $   7,368
                                           ---------          -----   -----------     -----------
                                           ---------          -----   -----------     -----------

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

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AUGUST 1, 1998 AND AUGUST 2, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 2. RESTRUCTURING CHARGE (CONTINUED)

    The cash outflows for both restructurings were financed from operating cash flows and the liquidation of merchandise inventory from the stores closed. The timing of store closures depended on the Company's ability to negotiate reasonable lease termination agreements.

    The restructuring reserve is included in the accompanying balance sheet under the caption "store closing reserve."

    The Company closed 10 stores during the twenty-six week period ended August 1, 1998 that were related to the restructuring reserve. A summary of store closures related to each restructuring is as follows:

                                                                 1994               1995
                                                             RESTRUCTURING      RESTRUCTURING       TOTAL
                                                           -----------------  -----------------     -----
Number of stores originally expected to close............            143                163             306
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores closed through August 1, 1998...........            179                173             352
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores to be closed subsequent to August 1,
  1998...................................................            ---                 18              18
                                                                     ---                ---             ---
                                                                     ---                ---             ---

    Sales related to stores that were closed were $4.0 million (unaudited) and $15.4 million (unaudited) during the twenty-six week period ended August 1, 1998 and August 2, 1997, respectively. Store operating losses related to stores that were closed were $77,000 (unaudited) and $654,000 (unaudited) during the twenty-six week period ended August 1, 1998 and August 2, 1997, respectively.

    The provision for termination benefits was based on the expectation that 338 employees would be terminated in connection with the restructuring programs. Through August 1, 1998, 75 employees had been terminated and the Company expects to terminate an additional 18 employees in fourth quarter of fiscal 1998. The Company has not terminated as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructurings resulted in a reduced need for involuntary terminations.

    Subsequent to the adoption of the restructuring programs, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. During the twenty-six week period ended August 1, 1998, 21 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. Through August 1, 1998, the Company has closed 352 stores in connection with the restructuring programs, compared to the originally planned closures of 306 stores. During the remainder of 1998, the Company plans to close an additional 18 stores as it completes the restructuring programs. Any remaining balance in the restructuring reserve at January 30, 1999 will be credited to operations.

NOTE 3. SEASONALITY

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

NOTE 4. DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of videocassette rental inventory included in cost of sales totalled $767,000 and $1,129,000 for the twenty-six week periods ended August 1, 1998 and August 2, 1997, respectively.

    Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:

                                                        Twenty-six Weeks Ended
                                                       -------------------------
                                                        August 1,     August 2,
                                                          1998           1997
                                                       ----------    -----------
                                                            (in thousands)
                                                                         >
Cost of sales.......................................   $      619    $       530
Selling, general and administrative expenses........   $    8,621    $     7,228


NOTE 5. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was effective for the Company for the fiscal year ended January 31, 1998. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's stock option plans. For the twenty-six weeks ended August 1, 1998 and August 2, 1997 the additional potentially dilutive common shares included in the diluted earnings per share calculation were 1,398,000 and zero, respectively. Total stock options to purchase zero and 2,525,000 shares of common stock outstanding during the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 6. COMMON STOCK OFFERING

    At the end of the first quarter of 1998 the Company sold an additional 1.5 million shares of its Common Stock in a public offering for approximately $37 million net of issuance costs. A portion of the

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 1, 1998 AND AUGUST 2, 1997 (CONTINUED)

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

    The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt the statement for the fiscal year beginning Janury 31, 1998. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

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


The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent thatsuch analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases", general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

                        THIRTEEN WEEKS ENDED AUGUST 1, 1998
                COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 2, 1997

SALES. Total sales increased 35% to $142.2 million for the thirteen weeks ended August 1, 1998, compared to $105.0 million for the same period last year. The Company operated 55 more stores in 1998 than in 1997, an increase of approximately 500,000 square feet of retail selling space. The increase is primarily attributable to a comparable store sales increase of 10%, the acquisition of 90 Strawberries' stores in October 1997, and the opening of 53 stores partially offset by the closing of 86 stores since the end of the second quarter 1997. This was the Company's tenth consecutive quarter of increased comparable store sales.

Comparable sales in the Company's music category increased 9.2% while comparable sales in the video category increased 15.6%.

GROSS PROFIT. Gross profit, as a percentage of sales, was 37.6% for the thirteen week period ended August 1, 1998, the same percentage as in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("S,G&A"), expressed as a percentage of sales, decreased from 37.5% to 34.2% in the thirteen week period ended August 1, 1998 when compared to the same period in 1997. The improvement is primarily due to a reduction of store occupancy costs as a percentage of sales, and the continued leveraging of depreciation and amortization and operating expenses against sales.

INTEREST EXPENSE. Net interest expense was reduced to $501,000 in the thirteen week period ended August 1, 1998 from $1.6 million in 1997. The decrease is due to a reduction in long-term debt.

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


                       TWENTY-SIX WEEKS ENDED AUGUST 1, 1998
               COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 2, 1997


SALES. The Company's total sales increased 34.0% to $287.3 million for the twenty-six weeks ended August 1, 1998 compared to $214.5 million for the same period last year. The increase in sales is due to the acquisition of Strawberries Music stores in October 1997 and an overall improvement in the music and video specialty retail industry. Comparable store sales increased by 10.0%. Management attributes the comparable store sales increase primarily to its focus on customer service, superior retail locations, inventory management and merchandise presentation.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased to 33.4% in the first twenty-six weeks of 1998 from 36.5% in the first twenty-six weeks of 1997. The improvement is primarily due to the leveraging of store occupancy, depreciation and amortization, and variable costs. The Company continues to leverage expenses against sales.

INTEREST EXPENSE. Net interest expense was reduced to $1.6 million in the twenty-six week period ended August 1, 1998 from $3.4 million for the twenty-six week period ending August 2, 1997. The decrease is due to a reduction of long-term debt and lower interest rates as a result of the refinancing completed in fiscal 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND SOURCES OF CAPITAL. The Company's working capital at August 1, 1998 was $93.3 million and its ratio of current assets to current liabilities was 1.8 to 1. During the first twenty-six weeks of 1998, the Company's net cash used by operations was $60.9 million, compared to $23.5 million used in the same period in 1997. The most significant uses of cash during the period were $70.1 million in the normal reduction of accounts payable.

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

YEAR 2000 COMPLIANCE

    The Company has completed an assessment of the business risks related to the Year 2000 issue. The results of the assessment indicate that:

    - awareness of Year 2000 issues is well known throughout the Company;

    - the assessment of Year 2000 sensitive items is complete;

    - a list of items and business relationships sensitive to the Year 2000 issue is being compiled;

    - renovation of the core information technology ("IT") systems will be completed;

    - third-party compliance tracking will be done; and

    - verification of embedded chip ("non-IT") system readiness for Year 2000 compliance will be done.

    The Company's Year 2000 issue remediation process includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. As indicated above, the Awareness and

Assessment phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase include contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with the Company's software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for its systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. Renovation and Validation and Implementation efforts are underway. For the Renovation phase, all core IT system programming modifications will be completed by its internal systems development staff. The system programming modifications include upgrading the distribution, inventory management and accounting systems and converting the POS registers to a Year 2000 compliant system. Replacements for the other (non-core) IT systems are being implemented on schedule. The non core IT Systems being replaced include a product return system, a system for tracking the opening of new stores and managing lease payments. For the Validation and Implementation phases, formal systems testing for both IT and non-IT systems is expected to be completed by the end of the second quarter of fiscal 1999. In order to complete the Validation and Implementation phases, the Company will process daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing will be completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000.

    The Company is exposed to both internal and external Year 2000 risks. Internal risks exist due to its dependence on its IT and non-IT systems. The Company is dependent on its IT and non-IT systems for many of its everyday operations including inventory management, product distribution, cash management, accounting and financial reporting. The Company utilizes a variety of vendors for its system needs and has initiated discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their products or services with required standards. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company will perform testing to validate the vendor representations no later than the second quarter of fiscal 1999. In the normal course of business, the Company replaced its POS register system with a Year 2000 compliant system during the second quarter of 1998. Additionally, the Company plans to replace its product return center's processing system no later than the end of the second quarter of fiscal 1999. The replacement system will be Year 2000 compliant. Preliminary contingency plans for failure of internal systems include implementing manual procedures such as the use of manual merchandise picking and shipping to replace automated distribution center equipment.

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

    The Company's direct costs for its Year 2000 remediation efforts total $200,000 through August 1, 1998. Anticipated future costs include an additional $1 million to address Year 2000 issues identified as a result of remediation testing and a new product return center processing system. Future costs will be funded by cash flows generated from operations.

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


                                     Column 1          Column 2
     Name of Nominee                 Withheld          Votes for
     ---------------                 --------          ---------

     Robert J. Higgins                100,726          18,750,148
     Dean S. Adler                    100,560          18,750,314
     George W. Dougan               2,822,671          16,028,203
     Charlotte G. Fischer           2,822,671          16,028,203
     Isaac Kaufman                    101,100          18,749,774
     Matthew H. Mataraso              100,560          18,750,314
     Dr. Joseph G. Morone           2,822,671          16,028,203


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

                             PART II. OTHER INFORMATION
               TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

                      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(A)  EXHIBITS


     EXHIBIT NO.                   DESCRIPTION                     PAGE NO.
     -----------         --------------------------------          --------

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


TRANS WORLD ENTERTAINMENT CORPORATION

March 30, 1999      By:  /s/ Robert J. Higgins
                         --------------------------------------
                         Robert J. Higgins
                         Chairman, President and Chief Executive Officer
                         (Principal Executive Officer)


March 30, 1999      By:  /s/ John J. Sullivan
                         --------------------------------------
                         John J. Sullivan
                         Senior Vice President-Finance
                         and Chief Financial Officer
                         (Principal Financial Officer)