Form 10-Q/A
period 1998-10-31
TRANS WORLD ENTERTAINMENT CORP
filed 1999-03-31
CIK 795212

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

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED-CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Form 10-Q
                                                                        Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)


  Condensed Consolidated Balance Sheets at October 31, 1998, January 31, 1998
    and November 1, 1997                                                                         3

  Condensed Consolidated Statements of Income - Thirteen Weeks Ended
    October 31, 1998 and November 1, 1997 and Thirty-Nine Weeks Ended
    October 31, 1998 and November 1, 1997                                                        5

  Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended
    October 31, 1998 and November 1, 1997                                                        6

   Notes to Condensed Consolidated Financial Statements                                          7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                                 11


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                       16

Signatures                                                                                      17

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 OCTOBER 31,        JANUARY 31,       NOVEMBER 1,
                                                                        1998               1998              1997
                                                                 -------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $ 33,164            $ 94,732          $ 4,590
   Merchandise inventory                                                   228,514             189,394          216,659
   Refundable income taxes                                                      --                  --            2,338
   Other current assets                                                      5,181               6,224            9,844
                                                                 -------------------------------------------------------
      Total current assets                                                 266,859             290,350          233,431
                                                                 -------------------------------------------------------

VIDEOCASSETTE RENTAL INVENTORY, net                                          3,672               4,099            4,060
DEFERRED TAX ASSET                                                           3,787               4,726            3,047

FIXED ASSETS, net                                                           86,549              72,068           72,180

OTHER ASSETS                                                                 2,928               2,776            4,111
                                                                 -------------------------------------------------------

      TOTAL ASSETS                                                       $ 363,795           $ 374,019        $ 316,829
                                                                 -------------------------------------------------------
                                                                 -------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        OCTOBER 31,        JANUARY 31,       NOVEMBER 1,
                                                                               1998               1998              1997
                                                                        -------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $ 144,471           $ 162,981        $ 135,454
   Notes payable                                                                        -                   -           10,707
   Income taxes payable                                                               911              11,155                -
   Accrued expenses and other                                                      10,914              17,346            9,970
   Store closing reserve                                                            6,581               8,692            9,874
   Current deferred taxes                                                           2,062               1,103                -
   Current portion of long-term debt
      and capital lease obligations                                                 2,279                  99               96
                                                                        -------------------------------------------------------
      Total current liabilities                                                   167,218             201,376          166,101

LONG-TERM DEBT, less current portion                                                    -              35,000           35,000
CAPITAL LEASE OBLIGATIONS, less current portion                                    15,938               6,409            6,435
OTHER LIABILITIES                                                                   6,982               6,712            6,554
                                                                        -------------------------------------------------------
      TOTAL LIABILITIES                                                           190,138             249,497          214,090
                                                                        -------------------------------------------------------

SHAREHOLDERS' EQUITY:
   Preferred stock  ($.01 par value; 5,000,000 shares
      authorized; none issued)                                                          -                   -                -
   Common stock ($.01 par value; 50,000,000 shares
      authorized; 32,825,552, 29,723,036 and 29,695,434 shares
      issued, respectively)                                                           328                 297              297
   Additional paid-in capital                                                      64,773              25,287           24,812
   Treasury stock, at cost (105,432, 106,182 and 106,182
      shares, respectively)                                                          (390)               (394)            (394)
   Unearned compensation - restricted stock                                          (142)               (175)            (193)
   Retained earnings                                                              109,088              99,507           78,217
                                                                        -------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        173,657             124,522          102,739
                                                                        -------------------------------------------------------
                                                                        -------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 363,795           $ 374,019        $ 316,829
                                                                        -------------------------------------------------------
                                                                        -------------------------------------------------------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THIRTEEN WEEKS                      THIRTY-NINE WEEKS
                                                                        ENDED                                ENDED
                                                        --------------------------------------------------------------------------
                                                               OCTOBER 31,       NOVEMBER 1,         OCTOBER 31,       NOVEMBER 1,
                                                                     1998              1997                1998             1997
                                                        --------------------------------------------------------------------------
Sales                                                            $ 143,398         $ 114,737           $ 430,658         $329,273

Cost of sales                                                       88,193            71,075             269,532          206,821
                                                        --------------------------------------------------------------------------
Gross profit                                                        55,205            43,662             161,126          122,452

Selling, general and administrative expenses                        47,670            41,000             143,694          119,284
                                                        --------------------------------------------------------------------------
Income from operations                                               7,535             2,662              17,432            3,168

Interest expense                                                       665             1,107               2,264            4,505
Other expenses (income), net                                          (200)              (38)               (541)            (151)
                                                        --------------------------------------------------------------------------
Income (loss) before income taxes                                    7,070             1,593              15,709           (1,186)

Income tax expense (benefit)                                         2,757               614               6,126             (470)
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------------------------------------------
NET INCOME (LOSS)                                                $   4,313         $     979           $   9,583         $   (716)
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                  $    0.13         $    0.04           $    0.30         $  (0.02)
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------------------------------------------

Weighted average number of common shares outstanding                32,703            29,570              31,653           29,443
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                                $    0.13         $    0.03           $    0.29         $  (0.02)
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------------------------------------------
Adjusted weighted average number of common
    shares outstanding                                              34,245            31,881              33,565           29,443
                                                        --------------------------------------------------------------------------
                                                        --------------------------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         THIRTY-NINE WEEKS ENDED
                                                                  -------------------------------------
                                                                          OCTOBER 31,     NOVEMBER 1,
                                                                                 1998            1997
                                                                  -------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                      $ (47,386)       $ (26,951)
                                                                  -------------------------------------
INVESTING ACTIVITIES:
   Acquisition of property and equipment                                      (30,873)         (16,616)
   Disposal of rental inventory, net                                              427              724
                                                                  -------------------------------------
   Net cash used by investing activities                                      (30,446)         (15,892)
                                                                  -------------------------------------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       ---           35,000
   Proceeds from capital lease                                                 12,608              ---
   Payments of long-term debt and capital lease obligations                   (35,899)         (53,516)
   Net increase in revolving line of credit                                       ---           10,707
   Proceeds from issuance of common stock                                      36,772              ---
   Exercise of stock options                                                    2,783              471
                                                                  -------------------------------------
   Net cash provided (used) by financing activities                            16,264           (7,338)
                                                                  -------------------------------------
   Net decrease in cash and cash equivalents                                  (61,568)         (50,181)
   Cash and cash equivalents, beginning of period                              94,732           54,771
                                                                  -------------------------------------
                                                                  -------------------------------------
   Cash and cash equivalents, end of period                                 $  33,164        $   4,590
                                                                  -------------------------------------
                                                                  -------------------------------------
Supplemental disclosure of non-cash investing and financing
 activities:
   Issuance of treasury stock under incentive stock programs                $      13        $       4
   Income tax benefit resulting from exercise of stock options                  6,155              348


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND NOVEMBER 1, 1997

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

    An analysis of the January 28, 1995 balance in the 1994 restructuring reserve and 1995 charges against the reserve is as follows:

                                                                          CHARGES
                                                         BALANCE AT       AGAINST      REMAINING
                                                      JANUARY 28, 1995    RESERVE       BALANCE
                                                     ------------------  ---------  ----------------
                                                                      (in thousands)
Lease obligations..................................      $    4,250      $   3,436      $     814
Inventory-related costs............................           4,249          3,581            668
Termination benefits...............................             200            200             --
Professional fees..................................           3,986          3,328            658
Other costs........................................             827            154            673
                                                            -------      ---------     ----------
  Total cash outflows..............................      $   13,512      $  10,699      $   2,813
                                                            -------      ---------     ----------
                                                            -------      ---------     ----------

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

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               OCTOBER 31, 1998 AND NOVEMBER 1, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 2. RESTRUCTURING CHARGE (CONTINUED)

    An analysis of the charges against the 1995 reserve for the thirty-nine week period ended October 31, 1998 is as follows:

                                                                 CHARGES AGAINST
                                                                   THE RESERVE
                                         BALANCE AT     ------------------------------------     BALANCE AT
                                      JANUARY 31, 1998    1ST QTR     2ND QTR      3RD QTR    OCTOBER 31, 1998
                                      ----------------  ----------  -----------  -----------  ----------------
                                                                  (in thousands)
Video rental assets.................    $   3,071          $   8     $      352  $        21     $     2,690
                                        ---------          -----     ----------  -----------     -----------
  Non cash write-offs...............        3,071              8            352           21           2,690
                                        ---------          -----     ----------  -----------     -----------
Lease obligations...................        4,008            149            408          679           2,772
Inventory-related costs.............          610            319             55           80             156
Termination benefits................          803             --             --           --             803
Professional fees...................          157              7              5            6             139
Other costs.........................           43            (12)            33            1              21
                                        ---------          -----     ----------  -----------     -----------
  Cash outflows.....................        5,621            463            501          766           3,891
                                        ---------          -----     ----------  -----------     -----------
  Total.............................    $   8,692          $ 471     $      853  $       787     $     6,581
                                        ---------          -----     ----------  -----------     -----------
                                        ---------          -----     ----------  -----------     -----------

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

    The Company closed 14 stores during the thirty-nine week period ended October 31, 1998 that were related to the restructuring reserve. A summary of store closures related to each restructuring is as follows:

                                                                 1994               1995
                                                             RESTRUCTURING      RESTRUCTURING       TOTAL
                                                           -----------------  -----------------     -----
Number of stores originally expected to close............            143                163             306
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores closed through October 31, 1998.........            179                177             356
                                                                     ---                ---             ---
                                                                     ---                ---             ---
Number of stores to be closed subsequent to October 31,
  1998...................................................         --                     14              14
                                                                     ---                ---             ---
                                                                     ---                ---             ---

    Sales related to stores that were closed were $3.8 million (unaudited) and $17.4 million (unaudited) during the thirty-nine week period ended October 31, 1998 and November 1, 1997, respectively. Store operating losses related to stores that were closed were $278,000 (unaudited) and $209,000 (unaudited) during the thirty-nine week period ended October 31, 1998 and November 1, 1997, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               OCTOBER 31, 1998 AND NOVEMBER 1, 1997 (CONTINUED)

                                  (UNAUDITED)

NOTE 2. RESTRUCTURING CHARGE (CONTINUED)

    The provision for termination benefits was based on the expectation that 338 employees would be terminated in connection with the restructuring programs. Through October 31, 1998, 75 employees had been terminated and the Company expects to terminate an additional 14 employees in fourth quarter of fiscal 1998. The Company has not terminated as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructurings resulted in a reduced need for involuntary terminations.

    Subsequent to the adoption of the restructuring programs, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. During the thirty-nine week period ended October 31, 1998, 21 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. Through October 31, 1998, the Company has closed 356 stores in connection with the restructuring programs, compared to the originally planned closures of 306 stores. During the quarter ending January 30, 1999, the Company plans to close an additional 14 stores as it completes the restructuring programs. Any remaining balance in the restructuring reserve at January 30, 1999 will be credited to operations.

NOTE 3. SEASONALITY

    The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

NOTE 4. DEPRECIATION AND AMORTIZATION


    Depreciation and amortization of videocassette rental inventory included in cost of sales totalled $1,602,000 and $1,011,000 for the thirty-nine week periods ended October 31, 1998 and November 1, 1997, respectively.

    Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:

                                                          THIRTY-NINE WEEKS ENDED
                                                         --------------------------
                                                          OCTOBER 31,    NOVEMBER 1,
                                                              1998         1997
                                                          -----------   ------------
                                                               (in thousands)
Cost of sales...........................................  $       933   $        810
                                                          -----------   ------------
                                                          -----------   ------------
Selling, general and administrative expenses............  $    13,282   $     11,035
                                                          -----------   ------------
                                                          -----------   ------------

NOTE 5. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was effective for the Company for the fiscal year ended January 31, 1998. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's stock option plans. For the thirty-nine weeks ended October 31, 1998 and November 1, 1997 the additional potentially dilutive common shares included in the diluted earnings per share calculation were 1,912,000 and zero, respectively. Total stock options to purchase zero and 3,669,000 shares of common stock outstanding during the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. The quarterly amounts for the thirty-nine weeks ended November 1, 1997 have been restated to adopt this statement. Share amounts and per share amounts have been adjusted for the three-for-two stock split effected as a stock dividend on September 15, 1998.

NOTE 6. COMMON STOCK OFFERING

    At the end of the first quarter of 1998 the Company sold an additional 1.5 million shares of its Common Stock in a public offering for approximately $37 million net of issuance costs. A portion of the

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               OCTOBER 31, 1998 AND NOVEMBER 1, 1997 (CONTINUED)

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

RESULTS OF OPERATIONS

                   THIRTEEN WEEKS ENDED OCTOBER 31, 1998
           COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 1, 1997

SALES. The Company's total sales increased 25.0% to $143.4 million for the thirteen weeks ended October 31, 1998 compared to $114.7 million for the same period last year. The increase was primarily attributable to a comparable store sales increase of 6%, the acquisition of 90 Strawberries' stores in October 1997 and the opening of 57 stores partially offset by the closing of 86 stores since the third quarter of 1997.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased from 35.7% to 33.2% in the thirteen week period ended October 31, 1998 compared to the same period in 1997. The improvement is primarily due to a reduction of store occupancy costs as a percentage of sales, and the continued leveraging of operating expenses against sales.

INTEREST EXPENSE. Net interest expense was reduced from $1.1 million in the thirteen week period ended November 1, 1997 to $0.7 million for the thirteen week period ending October 31, 1998. The decrease is due to a reduction in long-term debt, offset by an increase in capital lease obligations.

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



                    THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998
            COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

SALES. The Company's total sales increased 30.8% to $430.7 million for the thirty-nine weeks ended October 31, 1998 compared to $329.3 million for the same period last year. The increase in sales is due to an overall improvement in the music and video specialty retail industry, a comparable store sales increase of 9%, and the acquisition of 90 Strawberries stores in October 1997. Management attributes the increase comparable store sales primarily to its focus on customer service, superior retail locations, inventory management and merchandise presentation.

Comparable store sales in the music category increased 8.3% while comparable sales in the video category increased 12.3%.

GROSS PROFIT. Gross profit as a percentage of sales improved to 37.4% from 37.2% in the thirty-nine week period ended October 31, 1998 compared to the same period in 1997. Management attributes the increase to an improved competitive environment and the leveraging of expenses in the Company's distribution center.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG & A expenses, as a percentage of sales, decreased to 33.4% in the first thirty-nine weeks 1998 from 36.2% in the first thirty-nine weeks of 1997. The improvement was

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

primarily due to the leveraging of store occupancy, depreciation and amortization, and operating costs against sales. The Company continues to leverage expenses against sales.

INTEREST EXPENSE. Net interest expense was to $2.3 million for the thirty-nine week period ending October 31, 1998 from $4.5 million for the thirty-nine week period ending November 1, 1997. The decrease is due to a reduction of long-term debt, offset by an increase in capital lease.

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


LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND SOURCES OF CAPITAL

Cash generated from operations continued to be the Company's primary source of liquidity during the first nine months of the fiscal year. The Company had unused lines of credit aggregating $100 million at October 31, 1998.

The Company's working capital at October 31, 1998 was $99.6 million and its ratio of current assets to current liabilities was 1.6 to 1. During the first nine months of 1998, the Company's net cash used by operations was $47.4 million, compared to $27.0 million used in the first nine months of 1997. The most significant use of cash during the period was $34.1 million in the normal reduction of accounts payable.

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

    - renovation of the core information technology ("IT") systems has been completed;

    - third-party compliance tracking has begun; and

    - verification of embedded chip ("non-IT") system readiness for Year 2000 compliance is ready to begin.

    The Company's Year 2000 issue remediation process includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. As indicated above, the Awareness and

Assessment phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing key Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase included contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with its software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for Company systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. Renovation and Validation and Implementation efforts are underway. For the Renovation phase, all core IT system programming modifications have been completed by the Company's internal systems development staff. The system programming modifications include upgrading the distribution, inventory management and accounting systems and converting the POS registers to a Year 2000 compliant system. Replacements for the other (non-core) IT systems are being implemented on schedule. The non core IT Systems being replaced include a product return system, a system for tracking the opening of new stores and managing lease payments. For the Validation and Implementation phases, formal systems testing for both IT and non-IT systems is expected to be completed by the end of the second quarter of fiscal 1999. In order to complete the Validation and Implementation phases, the Company will process daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing will be completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000.

    The Company is exposed to both internal and external Year 2000 risks. Internal risks exist due to the Company's dependence on its IT and non-IT systems. The Company is dependent on its IT and non-IT systems for many of its everyday operations including inventory management, product distribution, cash management, accounting and financial reporting. The Company utilizes a variety of vendors for its system needs. The Company has initiated discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their products or services with required standards. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company will perform testing to validate the vendor representations no later than the second quarter of fiscal 1999. In the normal course of business, the Company replaced its POS register system with a Year 2000 compliant system during fiscal 1998. Additionally, the Company plans to replace its product return center's processing system no later than the end of the second quarter of fiscal 1999. The replacement system will be Year 2000 compliant. Preliminary contingency plans for failure of internal systems include implementing manual procedures such as the use of manual merchandise picking and shipping to replace automated distribution center equipment.

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

    The Company presently believes that its most likely worst-case Year 2000 scenarios would relate to the possible failure in one or more geographic regions of third party systems over which it has no control and for which it has no ready substitute, such as, but not limited to, power and telecommunications services. The Company has in place a disaster recovery plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at the Company's data systems center and distribution center.
The Company
disaster recovery plan provides specific routines for actions, personnel assignments and back-up arrangements to ensure effective response to a disaster affecting key business functions including merchandise replenishment, cash management and distribution center operations. Common routines and back up arrangements include off-site storage of information, manual processing of critical applications and the establishment of a chain of communication for key personnel. The Company is using that plan to further develop specific Year 2000 contingency plans identified by our third-party assessment phase which will emphasize locating alternate sources of supply, methods of distribution and ways of processing information.

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

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS -


                  EXHIBIT NO                DESCRIPTION                                 PAGE NO.
                  ----------                -----------                                 --------
                        10.1                Lease between Trans World                    17
                                            Entertainment Corporation,
                                            Tenant, and Robert J. Higgins,
                                            Landlord, for additional
                                            office space at 38 Corporate
                                            Circle

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