Form 10-K
period 1999-01-30
TRANS WORLD ENTERTAINMENT CORP
filed 1999-04-30
CIK 795212

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                      OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ............ TO ............

                       COMMISSION FILE NUMBER:  0-14818

                    TRANS WORLD ENTERTAINMENT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                     14-1541629
 -------------------------------             ------------------------------
 (State or other jurisdiction of             (I.R.S. Identification Number)
   incorporation or organization)

                             38 Corporate Circle
                           Albany, New York  12203
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (518) 452-1242
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of April 23, 1999, 52,107,411 shares of the Registrant's Common Stock, excluding 104,432 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $14.375 on the Nasdaq National Market on April 23, 1999, was approximately $576,049,533. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 23.1% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

                               PART I

Item 1.    BUSINESS

General
-------

Trans World Entertainment Corporation (which, together with its consolidated subsidiaries, is referred to herein as the "Company") was incorporated in New York in 1972. Trans World Entertainment Corporation owns 100% of the outstanding common stock of Record Town, Inc., through which the Company's principal retail operations are conducted.

The Company operates a chain of retail entertainment stores in a single industry segment. Sales were $698.5 million during the fiscal year ended January 30, 1999 (referred to herein as "1998"). The Company is one of the largest specialty retailers of compact discs, prerecorded audio cassettes, prerecorded video and related accessories in the United States. At January 30, 1999, the Company operated 501 stores totaling about 2.5 million square feet in 33 states, the District of Columbia and the U.S. Virgin Islands, with the majority of the stores concentrated in the Eastern half of the United States. The Company's business is highly seasonal in nature, with the peak selling period being the Christmas holiday season in the Company's fourth fiscal quarter.

In October 1997, the Company acquired 90 out of a total of 118 stores owned by Strawberries, Inc., a privately held freestanding music specialty store retailer operating primarily in New England. The stores operate under the names "Strawberries" and "Waxie Maxie" and are primarily located in freestanding and strip center locations.

On September 15, 1998, the Company split its common stock three-for-two in the form of a 50% stock dividend. All references throughout this report to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been adjusted to reflect the stock split. The total shares issued at January 30, 1999 were 32.8 million compared to a total of 29.7 million at January 31, 1998.

On October 26, 1998, the Company and Camelot Music Holdings, Inc. announced the signing of a definitive agreement to merge in a stock-for-stock transaction that would create the nation's largest music retailing company with approximately 1,000 retail locations. On April 22, 1999, each company held a special meeting of its shareholders at which they voted on and approved a proposal to exchange 1.9 shares of the Company's common stock for each share of Camelot common stock. The Company issued 19.4 million shares of its common stock and 1.3 million stock options to purchase the Company's stock. The transaction was accounted for as a pooling-of-interests. Though the transaction was not completed until 1999, the Company has included information related to Camelot in Item 1. "Business" and Note 12 in the Notes to Consolidated Financial Statements.

The Company's principal executive offices are located at 38 Corporate Circle, Albany, New York, 12203, and its telephone number is (518) 452-1242.

Store Concepts
--------------

The Company's strategy is to offer customers a broad selection of music and video titles at competitive prices in convenient, attractive stores. The Company has developed a number of distinct store concepts to take advantage of real estate opportunities and to satisfy varying consumer demands.

  Mall Stores

The Company's mall stores include five concepts, all of which have been designed to offer consumers a fun and exciting shopping experience. In the mall stores, the Company emphasizes on a strong in-store presentation message, broad merchandise selection and competitive pricing to attract the casual impulse buyer.

Full-Line Music Stores. The Company's full-line mall stores are located in large, regional shopping malls and are generally named Record Town. There were 161 such stores at January 30, 1999. This store concept utilizes an average space of approximately 3,500 square feet with certain stores ranging in excess of 7,000 square feet depending on the availability of preferred space and the expected volume of the store. This concept would also include 290 Camelot Music, 124 The Wall and 18 Spec's Music stores operated by Camelot at January 30, 1999, which averaged approximately 4,000 square feet of space. Camelot Music and The Wall stores were acquired on April 22, 1999.

Saturday Matinee Stores. These stores are dedicated to the sale of prerecorded video merchandise. These stores are located in large, regional shopping malls and average 2,200 square feet in size. There were 37 such locations in operation at January 30, 1999. The Company's strategy is to combine this store with a Record Town in its combination store concept whenever possible.

Combination Stores. At January 30, 1999, the Company operated 92 combination Record Town/Saturday Matinee stores. The combination store concept occupies an average of 8,000 square feet. These stores share common storefronts and offer the consumer an exciting combination of music and video merchandise in one store location. The Company believes that the combination of the two concepts creates a marketing synergy by attracting different target customers.

For Your Entertainment Stores. At January 30, 1999, the Company operated seven F.Y.E. stores. These stores carry a broad assortment of music and video merchandise and an extensive selection of games, portable electronics, accessories and boutique items, as well as a game arcade. This format makes the traditional superstore experience available to shopping mall consumers. This format is designed to be a semi-anchor or destination retailer in major regional malls. The F.Y.E. concept occupies an average of 27,100 square feet.

Specialty Music Stores. The specialty music concept is also located in large, regional shopping malls, but contrasts with full-line music stores in that they carry a less diverse merchandise selection. These stores, 16 of which were in operation at January 30, 1999, are generally operated under the name Tape World. The specialty mall stores operate in approximately 1,200 square feet. The Company's strategy is to reposition and expand these stores into Record Town stores or combination stores as opportunities become available.

  Freestanding Stores

The Company's freestanding concept accounted for 188 stores in operation at January 30, 1999, which primarily operate under the names Coconuts and Strawberries. These stores are designed for freestanding, strip center and downtown locations in areas of high population density. The majority of the freestanding stores range in size from 3,000 to 8,000 square feet. Freestanding stores carry an extensive merchandise assortment and have an emphasis on competitive pricing. The Company's freestanding stores include 12 video rental stores. These stores operate under the tradename "Movies Plus" and average approximately 5,200 square feet. This concept would also include 10 Camelot Music, 21 The Wall and 24 Spec's Music stores operated by Camelot at January 30, 1999, which averaged approximately 5,500 square feet of space. These stores were acquired on April 22, 1999.

In October 1997, the Company acquired "Planet Music," a 31,000 square foot, freestanding superstore in Virginia Beach, VA. The store offers an extensive catalog of music, video and other related merchandise, similar to what would be carried in large freestanding stores. The acquisition also included the rights to the "Planet Music" name and trademark, which offers the Company potential expansion opportunities.

  E-Commerce

During 1998, the Company established a subsidiary to develop a strategy to conduct business over the internet. In November 1998, the Company launched TWEC.com, its internet commerce site. The site offers a wide variety of music, movies and games for sale, as well as hosting live events and interactive chats with celebrities.

Merchandise
-----------

The Company's stores offer a full assortment of compact discs, prerecorded audio cassettes, prerecorded video (including DVD) and related accessories. Sales by merchandise category as a percent of total sales over the past three years were as follows:


                                    ---------------------------------------
                                    January 30,   January 31,   February 1,
                                           1999          1998          1997
                                    ---------------------------------------

Compact discs                           58.6%         55.5%         50.1%
Prerecorded audio cassettes             11.8          14.2          16.9
Singles                                  3.3           4.3           4.8
Prerecorded video                       15.2          16.3          18.6
Other                                   11.1           9.7           9.6
                                    ---------------------------------------
TOTAL                                  100.0%        100.0%        100.0%
                                    --------------------------------------


Prerecorded Music. The Company's music stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from five major manufacturers. Music categories include rock, pop, rap, soundtracks, alternative, latin, urban, heavy metal, country, dance, vocals, jazz and classical. Merchandise inventory is generally classified for inventory management purposes in three groups: "hits", which are the best selling new releases, "fast moving" titles, which generally constitute the top 1,000 titles with the highest rate of sale in any given month, and "catalog" items that customers purchase to build their collections.

Prerecorded Video. The Company offers prerecorded video for sale in a majority of its stores. DVD, a new video technology, was introduced to the retail consumer during 1997. DVD offers a quality that exceeds both the current VHS and CD formats and also offers the consumer more storage than the current CD. During 1998, DVD sales were 7.9% of the Company's total retail video sales. The Company believes that the DVD player will replace the sales of laser disc players and gradually replace VCRs as the DVD technology becomes more affordable and accessible. The Company is anticipating the increased availability of DVD players and plans to capitalize on this technology by making software increasingly available as this technology becomes more widely accepted by the consumer. Paul Kagan Associates, an entertainment/media research firm, estimated that as many as 1.1 million households owned a DVD player by the end of 1998 and as many as 48 million households will own a DVD player by the end of 2010.

Other Merchandise. The Company stocks and promotes brand name blank audio cassette and videocassette tapes as well as accessory merchandise for compact discs, audio cassettes and videocassettes. These accessories include maintenance and cleaning products, boutique items, storage cases, portable electronics, headphones and video games.

Advertising
-----------

The Company makes extensive use of in-store advertising circulars and signs and also pursues a mass-media marketing program for its freestanding stores through advertisements in newspapers, radio, and television. Most of the vendors from whom the Company purchases merchandise offer their customers advertising allowances to promote their merchandise.

Industry and Competitive Environment
------------------------------------

According to the Recording Industry Association of America, the U.S. retail music market was approximately $13.7 billion in 1998 and is expected to grow at a compound annual rate of 5.5% through 2002. The video sell-through market, including VHS and DVD, totaled an estimated $8.9 billion in 1998 and is expected to grow at a compounded annual rate of 6% through 2007. The retail home entertainment industry is highly competitive. The Company's retail stores compete primarily with other specialty retail music and video chains (e.g. Musicland, Wherehouse Entertainment and Tower Records), as well as mass merchants (e.g. Wal-Mart, K-Mart, Target) and consumer electronics stores (e.g. Best Buy, Circuit City), some of which may have greater financial or other resources than the Company. The recent trend in industry consolidation not only included the Company's acquisitions of Camelot Music Holdings, Inc. and Strawberries, Inc., but also Camelot's previous acquisition of The Wall and Spec's Music, as well as the acquisition of Blockbuster Music by Wherehouse Entertainment, Inc.

The Company also competes with mail order clubs (e.g. BMG Music and Columbia House) and the Internet companies (e.g. Amazon.com and CDnow). In addition, a uniform format is being developed that will enable music companies to sell their products via direct Internet download. The Company believes that sales via the Internet will continue to become more significant over time. The Company launched its internet commerce site in the late fall of 1998.

Seasonality
-----------

The Company's business is highly seasonal. The fourth quarter constitutes the Company's peak selling period. In fiscal 1998, the fourth quarter accounted for approximately 38.3% of annual sales and 76.4% of net income. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to bolster its permanent store sales staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter, including as a result of merchandise delivery delays due to receiving or distribution problems, the Company's operating results, particularly operating and net income, could be adversely affected. Quarterly results are affected by the timing and strength of new releases, the timing of holidays, new store openings and the sales performance of existing stores. Camelot experiences seasonality similar to the Company's.

Distribution and Merchandise Operations
---------------------------------------

The Company's and Camelot's distribution facilities use certain automated and computerized systems designed to manage merchandise receipt, storage and shipment. Store inventories of regular merchandise are replenished in response to detailed merchandise sales information that is transmitted to the central computer system from each store after the close of the business day. Shipments from the facility to each of the Company's stores are made at least once a week and currently provide the Company's stores with approximately 78% and Camelot's stores with approximately 75% of their merchandise requirements. The balance of the stores' requirements are satisfied through direct shipments from manufacturers or redistribution from other Company-operated stores.

Company-owned trucks service approximately 38.3% of the Company's stores; the balance are serviced by several common carriers chosen on the basis of geographic and rate considerations. Camelot services all of its stores with common carriers. No contractual arrangements exist between common carriers and either the Company or Camelot. The Company's and Camelot's sales volume and centralized merchandise distribution facilities enable them to take advantage of transportation economies.

The Company believes that its existing distribution center and the Camelot distribution center are adequate to meet the combined Company's planned business needs, and improvements will be completed primarily for operational efficiency.

Suppliers and Purchasing
------------------------

The Company purchases inventory for its stores from approximately 475 suppliers. Approximately 69% of purchases in fiscal 1998 were made from the five largest suppliers: WEA (Warner/Electra/Atlantic Corp.), Sony Music, Universal Distribution, BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution). As is typical in this industry, neither the Company nor Camelot has material long-term purchase contracts and deals with its suppliers principally on an order- by-order basis. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. The Company also expects to continue to pass on to customers any price increases imposed by the suppliers of prerecorded music and video.

The Company has surveyed its vendors regarding Year 2000 compliance. Vendors representing 84% of its merchandise purchases in fiscal 1998 represent that their systems are compliant. Camelot conducts business with substantially the same vendors as the Company and has conducted a similar survey. Management believes the remaining vendors will complete Year 2000 compliance and that any vendor non-compliance is not likely to cause significant disruption to the Company's business because the Year 2000 begins shortly after the Company's peak selling period when purchasing activity is low.

The Company produces store fixtures for all of its new stores and store remodels in its manufacturing facility located in Johnstown, New York. The Company believes that its costs of production are lower than purchasing from an outside manufacturer.

Trade Customs and Practices
---------------------------

Under current trade practices with four of the five largest suppliers, retailers of compact discs and prerecorded audio cassettes are entitled to return merchandise they have purchased for other titles carried by these suppliers; however, the returns are subject to merchandise return penalties. The other large supplier recently changed its policy on merchandise returns to eliminate penalties on the majority of its merchandise. This industry practice permits the Company to carry a wider selection of music titles and at the same time reduce the risk of obsolete inventory. Most manufacturers and distributors of prerecorded video offer return privileges comparable to those with prerecorded music, but with no merchandise return penalties. Video rental merchandise is not eligible for return to the manufacturers. The merchandise return policies have not changed significantly during the past five years, except for one of the five largest suppliers eliminating penalties on the majority of merchandise returns, but any future changes in these policies could impair the value of the Company's inventory. The Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

Employees
---------

As of January 30, 1999, the Company employed approximately 6,700 people, of whom 800 were employed on a full-time salaried basis, 1,800 were employed on a full-time hourly basis, and the remainder were employed on a part-time hourly basis. As of January 30, 1999, Camelot employed approximately 6,100 people, of whom 1,100 were employed on a full- time salaried basis, 800 were employed on a full-time hourly basis, and the remainder were employed on a part-time hourly basis. The Company and Camelot hire temporary sales associates during peak seasons to assure continued levels of customer service. Store managers report to district managers, each of who, in turn, reports to a regional manager. In addition to their salaries, store managers, district managers and regional managers have the potential to receive incentive compensation based on the profitability of stores for which they are responsible. None of the employees are covered by collective bargaining agreements, and management believes that the Company and Camelot enjoy favorable relations with their employees. Increases in the minimum wage have had a significant effect on the Company's compensation expense during prior periods. Any future increases in the minimum wage may have a material adverse effect on the Company's results of operations and financial condition.

Retail Information Systems
--------------------------

All store sales data and merchandise purchasing information is collected centrally utilizing the IBM AS/400 computer system. The Company's information systems manage a database of over 250,000 active SKUs in prerecorded music, video and accessory merchandise. The system processes inventory, accounting, payroll, telecommunications and other operating information for all of the Company's operations. During fiscal 1998, the Company rolled out a new point-of-sale system chain wide. This new system has improved customer service while increasing the accuracy of perpetual inventories at the store level. Features of the system include enhanced inventory management functions including merchandise receiving, returns and the ability to lookup by SKU a stores current in-stock inventory position. Additionally, the system facilitates streamlined checkout procedures and daily electronic communication between stores, the corporate offices and field management. Operations from the acquired Camelot stores will be integrated into the Company's systems.
The same point-of-sale system currently used by the Company will be rolled out to the acquired Camelot stores during the summer of 1999.

Item 2.  PROPERTIES

Retail Stores
-------------

At January 30, 1999, the Company operated 501 retail locations and Camelot operated 487 retail locations. The Company owns one real estate site, which it formerly operated as a retail outlet and currently leases to an unrelated party. All of the Company's and Camelot's retail stores are under operating leases with various terms and options. Substantially all of the stores provide for payment of fixed monthly rentals, a percentage of the gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes, insurance and utilities. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of January 30, 1999:


              Year           Leases            Year              Leases
              ----           ------            ----              ------

                       Trans                                Trans
                       World      Camelot                   World      Camelot
                       -----      -------                   -----      -------

             1999      81         69            2003        76         58

             2000      69         53            2004        54         81

             2001      48         75            2005        16         46

             2002      53         47            2006
                                                 & Beyond  104         56


The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations. Certain of the stores scheduled to close will do so upon the expiration of the applicable store lease. In addition, Camelot owns two of the Spec's Music store locations.

Corporate Offices and Distribution Center Facility
--------------------------------------------------

The Company leases its Albany, New York distribution facility and corporate office space from its largest shareholder and Chief Executive Officer under three capital leases that extend through the year 2015. All three leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. Under such leases, the Company pays all property taxes, insurance and maintenance. The office portion of the facility is comprised of approximately 38,000 square feet. The distribution center portion is comprised of approximately 140,000 square feet. Camelot owns its 200,000 square foot distribution center and 40,000 square feet of commercial office space in North Canton, Ohio.

The Company leases an 83,000 square foot facility in Johnstown, New York, where it manufactures its store fixtures. The three-year operating lease expires in June 2001. The Company also leases 13,000 square feet of commercial office space in Albany, New York. The five-year operating lease expires in November 2002.

The Company's corporate offices will remain in its existing Albany, New York location and the Company will continue to operate both distribution centers.

Item 3.  LEGAL PROCEEDINGS

The Company has no material legal proceedings pending against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by Trans World during the fourth quarter of the fiscal year ended January 30, 1999.

                              PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. The Company's Common Stock is traded on the over-the-counter market and quoted on the Nasdaq National Market under the symbol "TWMC." As of January 30, 1999, there were approximately 4,800 shareholders of record. The following table sets forth high and low last reported sale prices, adjusted for stock splits, for each fiscal quarter during the period from February 1, 1997 through April 23, 1999.

                                           Closing
                                            Sales
                                           Prices

                                  High                  Low

                1997

                1st Quarter       $4.13                 $2.42
                2nd Quarter        6.42                  3.96
                3rd Quarter       10.92                  6.04
                4th Quarter       18.75                  9.75

                1998

                1st Quarter      $21.96                $16.00
                2nd Quarter       29.58                 18.25
                3rd Quarter       26.75                 11.33
                4th Quarter       24.38                 13.25

                1999

                1st Quarter
                (through
                 April 23, 1999) $15.25                $9.63


On April 23, 1999, the last reported sale price on the Common Stock on the Nasdaq National Market was $14.38.

Options for the Company's Common Stock trade on the Chicago Board Options Exchange and the American Stock Exchange.

Dividend Policy. The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. Such dividends would be restricted to ten percent of the most recent fiscal year's consolidated net income and could only be paid if, after dividend payment, the Company maintains $25 million of available borrowings under the credit agreement. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the board of directors of the Company may consider.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company. The selected income statement and balance sheet data for the five fiscal years ended January 30, 1999 set forth below are derived from the audited consolidated financial statements of the Company. Portions of the restructuring charges for the years ended February 3, 1996 and January 28, 1995 have been reclassified and the restructuring charge for the year ended February 3, 1996 has been restated, as discussed in Form 10-K/A filed with the Securities and Exchange Commission on March 31, 1999. Each fiscal year of the Company consisted of 52 weeks except the fiscal year ended February 3, 1996, which consisted of 53 weeks. All share and per share amounts have been adjusted for stock splits. The information is only a summary and you should read it in conjunction with the Company's audited consolidated financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Fiscal Year Ended

                          January 30, January 31, February 1, February 3, January 28,
                                 1999        1998        1997        1996        1995
                          -----------------------------------------------------------
                                (in thousands, except per share and store data)
INCOME STATEMENT DATA:

Sales                        $698,469    $571,314    $481,657    $517,046    $536,840
Cost of sales (1)             434,406     361,422     308,952     347,554     345,720
                             --------------------------------------------------------
Gross profit                  264,063     209,892     172,705     169,492     191,120
Selling, general and
  administrative expenses     196,437     170,834     150,218     168,313     175,569
Restructuring  and impairment
 charges (reversal), net (1)     (492)        ---         ---      24,204      16,702
                             --------------------------------------------------------
Income (loss) from operations  68,118      39,058      22,487     (23,025)     (1,151)
Interest expense                2,949       5,148      12,110      15,201      10,058
Other expenses (income), net   (1,408)       (153)     (1,343)       (979)       (518)
                             --------------------------------------------------------
Income (loss) before
  income taxes                 66,577      34,063      11,720     (37,247)    (10,691)
Income tax expense (benefit)   25,965      13,489       4,618     (13,431)     (4,435)
                             ---------------------------------------------------------
Net income (loss)             $40,612     $20,574      $7,102    ($23,816)    ($6,256)
                             =========================================================
Basic earnings (loss)
 per share                      $1.28       $0.70       $0.24      ($0.82)     ($0.21)
                             =========================================================
Weighted average number
  of shares outstanding        31,779      29,483      29,271      29,178      29,103
                             =========================================================
Diluted earnings (loss)
 per share                      $1.20       $0.66       $0.24      ($0.82)     ($0.21)
                             =========================================================
Weighted average number of
 shares outstanding            33,737      31,032      29,697      29,178      29,103
                             =========================================================

BALANCE  SHEET  DATA(at the end of the period):
Working  capital             $135,404     $88,974     $80,368     $78,773     $93,431
Total  assets                 435,686     374,019     311,610     391,888     426,939
Current portion of
 long-term obligations          2,802          99       9,557       3,420       6,618
Long-term obligations          16,065      41,409      50,490      60,364      66,441
Shareholders' equity          211,983     124,522     102,919      95,661     119,477

OPERATING DATA:

Store Count (open at end of period):
   Mall stores                    313         340         357         379         431
   Freestanding stores            188         199         122         163         253
                             ---------------------------------------------------------
   Total stores                   501         539         479         542         684

Comparable store sales increase
 (decrease)  (2)                 7.5%       10.2%        3.6%       (3.5%)       1.1%
Total square footage
 (in thousands)                 2,514       2,442      2,008        2,140       2,544


(1) The restructuring and impairment charges (reversal), net, during the years ended February 3, 1996 and January 28, 1995, included the write-down of assets, estimated cash payments to landlords for the early termination of operating leases, and early termination benefits. The charges also included estimated professional fees. Inventory-related costs, including the cost of returning merchandise after the store closes, are included in cost of sales. During the year ended January 30, 1999, restructuring and impairment charges (reversal), net, included a reversal of the remaining balance of $2.2 million in the store closing reserve originally established during the fiscal year ended February 3, 1996, and an asset impairment charge of $1.7 million to write down the carrying amount of certain fixed assets at stores, primarily leasehold improvements. See notes 1 and 2 to the consolidated financial statements.
(2) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's merchandise, including the entry or exit of non-traditional retailers of the Company's merchandise to or from its markets; the release by the music industry of an increased or decreased number of "hit releases," general economic factors in markets where the Company's merchandise are sold, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of sales:

                                        Fiscal Year Ended
                             -----------------------------------------------
                             January 30,       January 31,       February 1,
                                    1999              1998              1997
                             -----------------------------------------------
Sales                             100.0%            100.0%            100.0%
Gross profit                       37.8%             36.7%             35.9%
Selling, general and
  administrative expenses          28.1%             29.9%             31.2%
Restructuring charge reversal
 and impairment charge, net         0.0%                 -                 -
                             -----------------------------------------------
Income from operations              9.7%              6.8%              4.7%
Interest expense                    0.4%              0.8%              2.5%
Other expenses (income), net      (0.2)%              0.0%            (0.3)%
                             -----------------------------------------------
Income before income taxes          9.5%              6.0%              2.5%
Income tax expense                  3.7%              2.4%              1.0%
                             -----------------------------------------------

Net income                          5.8%              3.6%              1.5%
                             ===============================================
Change in comparable
 store sales                        7.5%             10.2%              3.6%
                             ===============================================

                 Fiscal Year Ended January 30, 1999 ("1998")
           Compared to Fiscal Year Ended January 31, 1998 ("1997")

Sales. The Company's sales increased $127.2 million, or 22.3%, from 1997. The increase was primarily attributable to a comparable store sales increase of 7.5%, a sales increase resulting from the inclusion for a full year of 90 Strawberries stores acquired in October 1997, and the opening of 56 stores, partially offset by the closing of 94 stores. Management attributes the comparable store sales increase primarily to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation.

For 1998, comparable store sales increased 6.9% for mall stores and 9.7% for freestanding stores. By merchandise configuration, comparable store sales increased 6.6% in music, 10.2% in video and 10.2% in other merchandise.

Gross Profit. Gross profit, as a percentage of sales, increased to 37.8% in 1998 from 36.7% in 1997 as a result of reduced merchandise shrinkage and increased purchase discounts combined with a strong performance from higher margin merchandise categories.

Selling, General and Administrative Expenses. SG&A, as a percentage of sales, decreased to 28.1% in 1998 from 29.9% in 1997. The 1.8% decrease can be attributed to the leverage of SG&A expenses on the 7.5% comparable store sales increase, as well as the overall sales increase.

Restructuring Charge Reversal and Impairment Charge, net. Restructuring charge reversal and impairment charge, net, represents the one-time reversal of the $2.2 million reserve remaining from the restructuring charge taken for the 1995 restructuring program which was completed during the fourth quarter of 1998. This was offset by a $1.7 million charge taken related to the impairment of fixed assets at stores, primarily leasehold improvements, where the carrying amount of such assets exceeded their estimated fair value.

Interest Expense. Interest expense decreased from $5.1 million in 1997 to $2.9 million in 1998. The decrease is due to lower average outstanding borrowings resulting from the equity offering in May 1998, and lower interest rates due to the refinancing completed during 1997.

Income Tax Expense.  The effective income tax rate was 39.0% in 1998.  See
Note 4 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective tax rate.

Net Income. In 1998, the Company's net income increased to $40.6 million compared to a net income of $20.6 million in 1997. The improved bottom line performance can be attributed to the profitability of the additional stores. Also, the Company benefited from a comparable store sales increase, higher gross margin rate and improved leverage of SG&A expenses.


                 Fiscal Year Ended January 31, 1998 ("1997")
           Compared to Fiscal Year Ended February 1, 1997 ("1996")

Sales. The Company's sales increased $89.7 million, or 18.6%, from 1996. The increase was primarily attributable to a comparable store sales increase of 10.2%, a sales increase of 8.4% resulting from the acquisition of 90 Strawberries stores in October 1997, and the opening of 48 stores partially offset by the closing of 78 stores. Management attributes the comparable store sales increase primarily to its strategic decision to eliminate unprofitable stores and focus on customer service, superior retail locations, inventory management and merchandise presentation. For 1997, comparable store sales increased 11.0% for mall stores and 9.6% for freestanding stores. By merchandise configuration, comparable store sales increased 11.4% in music and 2.6% in video.

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

Interest Expense. Interest expense decreased 57.5% to $5.1 million in 1997 from $12.1 million in 1996. The decrease is due to lower average outstanding borrowings and lower interest rates due to the refinancing completed during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. During 1998, cash flow from operations and the proceeds from a public stock offering were the Company's primary sources of liquidity. On May 1, 1998, the Company sold an additional 2.25 million shares of its common stock in a public offering for approximately $37 million, net of issuance costs. A portion of the proceeds was used to repay long-term debt and the balance of the proceeds was used for general corporate purposes, including investments in additional stores, fixtures and inventory.

During 1998, cash provided by operations was $41.6 million compared to $93.7 million for 1997. The decrease was substantially due to an increase in inventory and the timing of payments to vendors for the merchandise inventory purchases prior to and throughout the Christmas holiday season. During 1998, the Company's accounts payable balance decreased $3.5 million compared to an increase in the balance of $42.8 million (excluding the effect of the acquisition of Strawberries, Inc.) during 1997. The increase in payables at fiscal year end 1997 was primarily related to the acquisition of inventory for the Strawberries stores acquired in October 1997.

The Company ended fiscal 1998 with cash balances of approximately $116.4 million compared to 1997, when the Company had cash balances of $94.7 million. In both years, the Company had no short-term borrowings outstanding at year-end.

In July 1997, the Company entered into a $100 million secured revolving credit facility with Congress Financial Corporation. The Revolving Credit Facility combined the Company's long-term debt with its revolving credit line to create a $100 million credit facility with a three year term at interest rates averaging below the prime rate. The Revolving Credit Facility, combined with lower borrowing needs, was responsible for the Company's interest expense decreasing to $2.9 million for the year ended January 30, 1999 from $5.1 million for the year ended January 31, 1998.

The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is secured by merchandise inventory and has a minimum net worth covenant. On January 30, 1999, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available.

Capital Expenditures. Most of the Company's capital expenditures are for new store expansion and the relocation of existing stores. The Company typically finances its capital expenditures through internally generated cash and borrowings under its revolving credit facility. In addition, the Company may receive financing from landlords in the form of construction allowances or rent concessions for a portion of the capital expenditure. Total capital expenditures were approximately $39.4 million in 1998. Included in this figure was approximately $12.4 million related to the development and installation of a new point-of-sale ("POS") system. The system was rolled out to all stores during the second quarter of fiscal 1998. The remaining expenditures were related to new stores and store remodels and reconfigurations.

In 1999, the Company plans to spend approximately $32.0 million, net of construction allowances, for additions to fixed assets.

Provision For Business Restructuring. The Company recorded a pre-tax restructuring charge of $33.8 million in 1995 to reflect the anticipated costs associated with a program to close 163 stores. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for the early termination of operating leases, inventory-related costs (including the cost for returning all remaining merchandise after the store was closed), and employee termination benefits. The charge also included estimated professional fees related to the development of the store closing plan and the negotiations with landlords related to the termination of leases, a provision for exiting the rental video store format, the write-off of goodwill related to a previous acquisition and a provision for closing the Company's fixture manufacturing operation. Inventory-related costs have been included in cost of sales in the accompanying consolidated statements of income.

An analysis of the amounts comprising the restructuring charge and the charges against the related reserve for each year in the four-year period ended January 30, 1999 are outlined below:



                                     Charges   Balance  Charges  Balance   Charges   Balance   Charges
                            1995     against    as of   against    as of   against    as of    against   Remaining     Reserve
                           Reserve   Reserve   2/3/96   Reserve   2/1/97   Reserve   1/31/98   Reserve   Balance       Reversal
                           ---------------------------------------------------------------------------------------     --------
                                                              (in thousands)
Leasehold improvements      $6,660    $6,660      ---       ---      ---       ---       ---       ---         ---         ---
Furniture and fixtures       3,228     3,228      ---       ---      ---       ---       ---       ---         ---         ---
Video rental assets          4,174       ---    4,174     1,078    3,096        25     3,071     3,023          48         (48)
Goodwill                       339       339      ---       ---      ---       ---       ---       ---         ---         ---
                           ---------------------------------------------------------------------------------------     --------
  Non cash write-offs       14,401    10,227    4,174     1,078    3,096        25     3,071     3,023          48         (48)
                           ---------------------------------------------------------------------------------------     --------
Lease obligations            7,540       ---    7,540     2,627    4,913       905     4,008     2,855       1,153      (1,153)
Inventory-related costs      6,800       ---    6,800     3,421    3,379     2,769       610       610         ---         ---
Termination benefits           976        69      907        88      819        16       803         4         799        (799)
Professional fees            2,500       ---    2,500     1,632      868       711       157        20         137        (137)
Other costs                  1,600       806      794       122      672       629        43        23          20         (20)
                           ---------------------------------------------------------------------------------------     --------
  Cash outflows             19,416       875   18,541     7,890   10,651     5,030     5,621     3,512       2,109      (2,109)
                           ---------------------------------------------------------------------------------------     --------
  Total                    $33,817   $11,102  $22,715    $8,968  $13,747    $5,055    $8,692    $6,535      $2,157     $(2,157)
                           =======================================================================================     ========


The Company completed the 1995 restructuring program in 1998, resulting in the closure of 191 stores (versus an original plan of 163 stores). The remaining balance in the store closing reserve of $2.2 million was credited to operations in the 4th quarter of 1998.

In determining the components of the reserve, management analyzed all aspects of the restructuring plan and the costs that would be incurred. The write-off of leasehold improvements and furniture and fixtures represented the estimated net book value of these items at the forecasted closing date. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments subsequent to store closure. Inventory-related costs include the cost to pack and ship the inventory on hand after the closing of the store as well as the penalty paid to the vendor for additional merchandise returns resulting from the restructuring. Termination benefits represented the severance payments expected to be made to terminated employees. Professional fees represented amounts expected to be paid to advisors related to the development of the store closing plan and the negotiations with landlords related to the termination of leases. Payments to lenders for the waiver of covenant violations totaling $1.6 million were included in selling, general and administrative expenses in the 1995 consolidated statement of income.

The cash outflows for the restructuring was financed from operating cash flows and the liquidation of merchandise inventory from the closed stores. The timing of store closures depended on the Company's ability to negotiate reasonable lease termination agreements. The restructuring reserve balance is included in the accompanying balance sheets under the caption "store closing reserve."

Sales related to stores that were closed as part of the 1995 restructuring program were $9.0 million, $19.5 million and $18.9 million in 1998, 1997 and 1996, respectively, in the year of closure. Store operating losses, excluding corporate allocations, related to stores that were closed were $322,000, $736,000 and $753,000 in 1998, 1997 and 1996, respectively.

The provision for termination benefits was based on the expectation that 163 employees would be terminated in connection with the restructuring program. Through January 30, 1999, 55 employees had been terminated. The Company did not terminate as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructuring resulted in a reduced need for involuntary terminations.

Subsequent to the adoption of the restructuring program, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. The Company also decided not to close its fixture manufacturing operation. During 1998, a total of 21 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. During 1998, no stores were added to the list of stores to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. The restructuring program was completed January 30, 1999, and the remaining balance of $2.2 million in the store closing reserve was credited to operations.

Seasonality. The Company's business is highly seasonal, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 11 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

Year 2000 Compliance. The Company has completed an assessment of the business risks related to the Year 2000 issue. The results of the assessment indicated that:

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

The Company's Year 2000 issue remediation process includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation.
As indicated above, the Awareness, Assessment and Renovation phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing key Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase included contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with the Company's software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for the Company systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. For the Renovation phase, all core IT system programming modifications have been completed by the Company's systems development staff. The system programming modifications included upgrading the distribution, inventory management and accounting systems and installation of new Year 2000 compliant POS registers and software. Installation of the new POS system and software in the Trans World stores was completed during the second quarter of fiscal 1998. Replacements for the other (non-core) IT systems are being implemented on schedule. The non-core IT systems being replaced include a system for tracking the opening of new stores and a system for managing lease payments. Validation and Implementation efforts are underway. Formal systems testing for both IT and non-IT systems is expected to be completed by the end of the second quarter of fiscal 1999. In order to complete the Validation and Implementation phases, the Company will process daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing will be completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000.

The Company is exposed to both internal and external Year 2000 risks.
Internal risks exist due to the Company's dependence on its IT and non-IT systems. The Company is dependent on its IT and non-IT systems for many of its everyday operations including inventory management, merchandise distribution, cash management, accounting and financial reporting. The Company utilizes a variety of vendors for its system needs. The Company has initiated discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their merchandise or services with required standards. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company will perform testing to validate the vendor representations no later than the second quarter of fiscal 1999. In the normal course of business, the Company replaced its POS register system with a Year 2000 compliant system during 1998. Preliminary contingency plans for failure of internal systems include implementing manual procedures such as the use of manual merchandise picking and shipping to replace automated distribution center equipment.

External risks are represented by the fact that the Company utilizes approximately 2,700 different suppliers in the normal course of its business. Five major merchandise vendors account for approximately 69% of all purchases. Additionally, 50 other merchandise vendors account for nearly 15% of purchases. The Company is also dependent on financial institutions for consolidation of cash collections, and for cash payments. Although the Company uses its own trucks for shipment of merchandise to approximately 38% of its stores, the Company does rely on a number of trucking companies for the remainder of its merchandise distribution. Evaluation of the Company's vendors' Year 2000 readiness began in the fourth quarter of 1998, and is expected to be completed by the end of the second quarter of fiscal 1999.
Upon completion of the assessment of vendor readiness, contingency plans will be developed for all third parties where Year 2000 compliance appears to be at risk.

The Company presently believes that its most likely worst-case Year 2000 scenarios would relate to the possible failure in one or more geographic regions of third-party systems over which the Company has no control and for which it has no ready substitute, such as, but not limited to, power and telecommunications services. Each Trans World store has a "crash kit" which allows it to operate without power and telecommunications services and includes the ability to manually process all sales transactions. However, in the event of a power disruption, it is highly unlikely that a store would be open for business due to the lack of lighting and the security-related concerns. The Company has in place a disaster recovery plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at its data systems center and distribution center. The Company's disaster recovery plan provides specific routines for actions, personnel assignments and back-up arrangements to ensure effective response to a disaster affecting key business functions including merchandise replenishment, cash management and distribution center operations. Common routines and back up arrangements include off-site storage of information, manual processing of critical applications and the establishment of a chain of communication for key personnel. The Company is using that plan to further develop specific Year 2000 contingency plans identified by its third-party assessment phase which will emphasize locating alternate sources of supply, methods of distribution and ways of processing information.

The Company's direct costs for its Year 2000 remediation efforts total $167,000 to date. Anticipated future costs are $590,000, but could include an additional $600,000 to address Year 2000 issues identified as a result of remediation testing. These costs do not include expenditures made in the normal course of business, during 1997 and 1998, to upgrade its distribution, inventory management and accounting systems, or costs to install new Year 2000 compliant POS registers and software. Future costs will be funded by cash flows generated from operations.

The Company's estimate of the costs of achieving Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific facts that might cause such material differences include the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by the Company's customers and suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties.

Accounting Policies. Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," issued in June 1997 and effective for fiscal years ending after December 15, 1997, established standards for reporting and display of the total net income and the components of all other non-owner changes in equity, or comprehensive income, in the statement of operations, in a separate statement of comprehensive income or within the statement of changes in stockholders' equity. The Company adopted Statement No. 130 at the beginning of fiscal 1998, and has no items of other comprehensive income.

Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997 and effective for fiscal years ending after December 15, 1997, changed the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements. The Company adopted Statement No. 131 at the beginning of fiscal 1998. The adoption had no impact on the Company's financial presentation because it operates in a single business segment.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for all quarters of fiscal years beginning after June 15, 1999, will require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the impact of the new rules on the Company's consolidated financial statements and concluded that there will be no impact on its results of operations or its financial position.

The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998 and effective for fiscal years beginning after December 15, 1998, requires that certain costs of computer software developed or obtained for internal use be capitalized. The Company will adopt this statement for the fiscal year beginning January 31, 1999. Management has evaluated the impact of the application of the new rules on the Company's consolidated financial statements and concluded that the impact on its results of operations or its financial position will not be material because a substantial portion of the software the Company uses is purchased from outside vendors.

The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities," issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires start-up costs and organization costs to be expensed as incurred. The Company will adopt this statement for the fiscal year beginning January 31, 1999. Management has evaluated the impact of the application of the new rules on the Company's consolidated financial statements and concluded that there will be no impact on its results of operations or its financial position because such costs are already being expensed as incurred.

Dividend Policy. The Company has never declared or paid cash dividends on its common stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. These dividends are restricted to ten percent of the most recent fiscal year's consolidated net income and can only be paid if, after dividend payment, the Company maintains $25 million of available borrowings under the credit agreement. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the board of directors of the Company may consider.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in hedging activities. Information about the fair value of financial instruments is included in note 1 of the Notes to Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Consolidated Financial Statements of the Company is included in Item 14, and the consolidated financial statements follow the signature page to this Annual Report on Form 10-K.

The quarterly results of operations are included herein in Note 11 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the Company's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 1999.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 1999.

Item 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the captions "Principal Shareholders" and "Election of Directors" in the Company's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 1999.

                              PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a) (1) Financial Statements
------------------------------
The consolidated financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

14(a) (2) Financial Statement Schedules
---------------------------------------
None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

14(a) (3) Exhibits
------------------
Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

14(b) Reports on Form 8-K
-------------------------
On November 2, 1998, the Company filed a report on Form 8-K announcing the signing of a definitive agreement to merge with Camelot Music Holdings, Inc. in a stock-for-stock transaction to be accounted for as a pooling-of-interests.

14(c) Exhibits
--------------
Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

14(d) Other Financial Statements
--------------------------------
Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANS WORLD ENTERTAINMENT CORPORATION

Date:  April 30 , 1999                       By:  /s/ ROBERT J. HIGGINS
                                                  ---------------------
                                                      Robert J. Higgins,
                                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                            Date

/s/ ROBERT J. HIGGINS          Chairman, President             April 30, 1999
---------------------          and Chief Executive Officer
  (Robert J. Higgins)         (Principal Executive Officer)

/s/ JOHN J. SULLIVAN           Senior Vice President,          April 30, 1999
--------------------           Treasurer and Chief Finanacial
  (John J. Sullivan)           Officer
                               (Principal Financial and
                               Chief Accounting Officer)

/s/ MATTHEW H. MATARASO        Secretary and Director          April 30 , 1999
-----------------------
  (Matthew H. Mataraso)

/s/ GEORGE W. DOUGAN           Director                        April 30 , 1999
--------------------
  (George W. Dougan)

/s/ CHARLOTTE G. FISCHER       Director                        April 30, 1999
------------------------
  (Charlotte G. Fischer)

/s/ ISAAC KAUFMAN              Director                        April 30, 1999
-----------------
  (Isaac Kaufman)

/s/ DEAN S. ADLER              Director                        April 30, 1999
-----------------
  (Dean S. Adler)

/s/ DR.  JOSEPH G. MORONE      Director                        April 30, 1999
-------------------------
  (Dr. Joseph G. Morone)

/s/ MARTIN E. HANAKA           Director                        April 30, 1999
--------------------
  (Martin E. Hanaka)

/s/ MICHAEL B. SOLOW           Director                        April 30, 1999
--------------------
  (Michael B. Solow)

/s/ GEORGE R. ZOFFINGER        Director                        April 30, 1999
-----------------------
  (George R. Zoffinger)

                    TRANS WORLD ENTERTAINMENT CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Form 10-K
                                                               Page No.

Independent Auditors' Report                                    F-2

Consolidated Financial Statements

  Consolidated Balance Sheets at January 30, 1999 and
   January 31, 1998                                             F-3

  Consolidated Statements of Income - Fiscal years ended
   January 30, 1999, January 31, 1998 and February 1, 1997      F-5

  Consolidated Statements of Shareholders' Equity -
   Fiscal years ended January 30, 1999, January 31, 1998
   and February 1, 1997                                         F-6

  Consolidated Statements of Cash Flows - Fiscal years ended
   January 30, 1999, January 31, 1998 and February 1, 1997      F-7

  Notes to Consolidated Financial Statements                    F-8

Report of KPMG LLP
Independent Auditors




The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.




                                                  /s/ KPMG LLP


Albany, New York
March 19, 1999, except
 as to note 12, which is
 as of April 22, 1999


            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                     January 30,          January 31,
                                            1999                 1999
                                     --------------------------------

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents             $116,420              $94,732
  Accounts receivable                      3,148                3,105
  Merchandise inventory                  211,378              189,394
  Prepaid expenses and other               5,248                3,119
                                        -----------------------------
       Total current assets              336,194              290,350
                                        -----------------------------

VIDEOCASSETTE RENTAL INVENTORY, net        1,238                4,099
DEFERRED TAX ASSET                         6,165                4,726
FIXED ASSETS:
  Buildings                               10,011                7,774
  Fixtures and equipment                 110,475               87,214
  Leasehold improvements                  75,239               74,997
                                        -----------------------------
                                         195,725              169,985
     Allowances for depreciation
      and amortization                   106,822               97,917
                                        -----------------------------
                                          88,903               72,068
                                        -----------------------------

OTHER ASSETS                               3,186                2,776
                                        -----------------------------
    TOTAL ASSETS                        $435,686             $374,019
                                        =============================


            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                     January 30,          January 31,
                                            1999                 1999
                                     --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                      $159,520             $162,981
  Income taxes payable                    12,734               11,155
  Accrued expenses and other              20,144               17,346
  Store closing reserve                      ---                8,692
  Current deferred taxes                   5,590                1,103
  Current portion of long-term debt
   and capital lease obligations           2,802                   99
                                        -----------------------------
       Total current liabilities         200,790              201,376

LONG-TERM DEBT, less current portion         ---               35,000
CAPITAL LEASE OBLIGATIONS, less
 current portion                          16,065                6,409
OTHER LIABILITIES                          6,848                6,712
                                        -----------------------------
    TOTAL LIABILITIES                    223,703              249,497
                                        -----------------------------


SHAREHOLDERS' EQUITY:
  Preferred stock  ($.01 par value;
   5,000,000 shares authorized;
   none issued.)                             ---                  ---
  Common stock ($.01 par value;
   50,000,000 shares authorized;
    32,842,000 shares and 29,723,036
    shares issued in fiscal 1998 and
    1997, respectively)                      328                  297
  Additional paid-in capital              72,004               25,287
  Unearned compensation-restricted stock     (78)                (175)
  Treasury stock at cost (105,432 and
  106,182 shares in fiscal 1998 and 1997,
  respectively)                             (390)                (394)
Retained earnings                        140,119               99,507
                                        -----------------------------
     TOTAL SHAREHOLDERS' EQUITY          211,983              124,522
                                        -----------------------------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $435,686             $374,019
                                        =============================

See Notes to Consolidated Financial Statements.



            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                          Fiscal Year Ended
                            ---------------------------------------------
                            January 30,      January 31,      February 1,
                                   1999             1998             1997
                            ---------------------------------------------

Sales                       $698,469         $571,314         $481,657
Cost of sales                434,406          361,422          308,952
                            ---------------------------------------------
Gross profit                 264,063          209,892          172,705
Selling, general and
 administrative expenses     196,437          170,834          150,218
Restructuring charge
 reversal and asset
  impairment charge, net        (492)             ---              ---
                            ---------------------------------------------
Income from operations        68,118           39,058           22,487
Interest expense               2,949            5,148           12,110
Other expense (income), net   (1,408)            (153)          (1,343)
                            ---------------------------------------------
Income before income taxes    66,577           34,063           11,720
Income tax expense            25,965           13,489            4,618
                            ---------------------------------------------
NET INCOME                   $40,612          $20,574           $7,102
                            =============================================

BASIC EARNINGS PER SHARE       $1.28            $0.70            $0.24
                            =============================================

Weighted average number
 of common shares
 outstanding                  31,779           29,483           29,271
                            =============================================

DILUTED EARNINGS PER SHARE     $1.20            $0.66            $0.24
                            ==============================================

Adjusted weighted average
 number of common shares
 outstanding                  33,737           31,032           29,697
                            ==============================================

See Notes to Consolidated Financial Statements.


                                       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (in thousands)


                                                                     Unearned
                                                    Additional      Compensation
                                        Common       Paid in         Restricted      Treasury      Retained      Shareholders'
                                         Stock       Capital           Stock          Stock        Earnings         Equity
                                        ------      ----------      ------------     --------      --------      -------------
Balance as of February 3, 1996
 (29,193,624 shares issued)               $292         $24,041               ---        $(503)      $71,831            $95,661
Issuance of 21,000 shares
 of treasury stock under
 incentive stock programs                  ---             (59)              ---           96           ---                 37
Issuance of 225,000 shares
 of common stock - restricted
 stock plan, net                             2             350              (245)         ---           ---                107
Exercise of 10,158
 stock options                             ---              12               ---          ---           ---                 12
Net Income                                 ---             ---               ---          ---         7,102              7,102
------------------------------------------------------------------------------------------------------------------------------
Balance as of February 1, 1997
 (29,428,782 shares issued)                294          24,344              (245)        (407)       78,933            102,919
Issuance of 3,000 shares of
 treasury stock under
 incentive stock programs                  ---             ---               ---           13           ---                 13
Amortization of unearned
 compensation - restricted
 stock plan                                ---             ---                70          ---           ---                 70
Exercise of 294,254 stock options and
 related tax benefit                         3             943               ---          ---           ---                946
Net Income                                 ---             ---               ---          ---        20,574             20,574
------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998
 (29,723,036 shares issued)                297          25,287              (175)        (394)       99,507            124,522
Issuance of 750 shares of
 treasury stock under
 incentive stock programs                  ---              10               ---            4           ---                 14
Issuance of 2,250,000 shares of
 common stock in a public offering          23          36,600               ---          ---           ---             36,623
Amortization of unearned
 compensation - restricted stock plan      ---             ---                44          ---           ---                 44
Issuance of director stock options         ---             112               ---          ---           ---                112
Forfeiture of unearned compensation
 - restricted stock plan                    (1)            (52)               53          ---           ---                ---
Exercise of 898,993 stock options and
 related tax benefit                         9          10,047               ---          ---           ---             10,056
Net Income                                 ---             ---               ---          ---        40,612             40,612
------------------------------------------------------------------------------------------------------------------------------
Balance as of January 30, 1999
 (32,842,000 shares issued)               $328         $72,004              $(78)       $(390)     $140,119           $211,983
==============================================================================================================================

See Notes to Consolidated Financial Statements.



            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                      Fiscal Year Ended
                                           January 30,  January 31,  February 1,
                                                  1999         1998         1997
                                           -------------------------------------
OPERATING ACTIVITIES:
Net income                                     $40,612      $20,574       $7,102
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                  19,473       16,257       15,225
 Reversal of restructuring charge               (2,157)         ---          ---
 Loss on impairment from fixed assets            1,665          ---          ---
 Stock compensation programs                       222           83          144
 Loss on disposal of assets                      1,560          ---          ---
 Deferred tax expense                            3,048        1,370        3,023
Changes in operating assets and liabilities:
 Accounts receivable                               (43)       5,868         (747)
 Merchandise inventory                         (21,984)      (9,872)      31,068
 Refundable income taxes                           ---          564        7,744
 Prepaid expenses and other                     (2,129)        (408)         439
 Other assets                                     (572)       2,481         (381)
 Accounts payable                               (3,461)      42,751      (12,322)
 Income taxes payable                            8,927       11,555          ---
 Accrued expenses and other                      2,797        7,344        3,137
 Store closing reserve                          (6,535)      (5,056)     (10,528)
 Other liabilities                                 135          198        1,174
                                          ---------------------------------------
Net cash provided by operating activities       41,558       93,709       45,078
                                          ---------------------------------------

INVESTING ACTIVITIES:
 Acquisition of property and equipment         (39,369)     (15,538)     (10,198)
 Acquisition of businesses, net                    ---      (20,901)         ---
 Purchases of videocassette rental
  inventory, net                                 2,860          685        1,938
                                          ----------------------------------------
Net cash used by investing activities          (36,509)     (35,754)      (8,260)
                                          ----------------------------------------

FINANCING ACTIVITIES:
 Net decrease in revolving line of credit          ---          ---      (65,260)
 Payments of long-term debt                    (35,000)     (18,440)      (3,661)
 Payments of capital lease obligations          (1,292)         (99)         (76)
 Proceeds from capital lease                    13,651          ---          ---
 Proceeds from public offering
  of common stock                               36,623          ---          ---
 Exercise of stock options                       2,657          545           12
                                          ----------------------------------------
Net cash provided (used) by
 financing activities                           16,639      (17,994)     (68,985)
                                          ----------------------------------------

Net increase (decrease) in cash and
 cash equivalents                               21,688       39,961      (32,167)
Cash and cash equivalents, beginning of year    94,732       54,771       86,938
                                          ----------------------------------------
Cash and cash equivalents, end of year        $116,420      $94,732      $54,771
                                          ========================================

Supplemental disclosure of non-cash
 investing and financing activities:
 Issuance of treasury stock under
  incentive stock programs                         $14          $13          $37
 Income tax benefit resulting from
  exercises of stock options                     7,347          400          ---

See Notes to  Consolidated Financial Statements.


            TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation is one of the largest specialty retailers of music, video and related accessories in the United States. The Company operates in a single industry segment, the operation of a chain of retail entertainment stores. At January 30, 1999, the Company operated 501 stores in 33 states, the District of Columbia and the U.S. Virgin Islands, with a majority of the stores concentrated in the Eastern half of the United States.

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

Fiscal Year: The Company's fiscal year is a 52- or 53-week period ending on the Saturday nearest to January 31. Fiscal 1998, 1997 and 1996 ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively, and each fiscal year consisted of 52 weeks.

Dividend Policy: The Company has never declared or paid cash dividends on its common stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. These dividends are restricted to ten percent of the most recent fiscal year's consolidated net income and can only be paid if, after dividend payment, the Company maintains $25 million of available borrowings under the credit agreement. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the board of directors of the Company may consider.

Revenue Recognition: Revenue from sales of merchandise is recognized at the point of sale to the consumer, at which time payment is tendered. There are no provisions for uncollectible amounts since payment is received at the time of sale.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost (first-in, first-out) or market as determined principally by the average cost method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. The vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records the merchandise return charges in cost of sales.

Videocassette Rental Inventory: The cost of videocassette rental tapes is capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions, which have a relatively short economic life due to the frequency of rental, are amortized over twelve months while other titles are amortized over thirty-six months.

Fixed Assets and Depreciation: Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs, which do not extend the life of the applicable asset, are charged to expense as incurred. Buildings are amortized over a 30-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term. Primarily all of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

Depreciation and amortization expense related to the Company's videocassette rental inventory totaling $1.2 million, $2.2 million and $2.5 million in fiscal 1998, 1997 and 1996, respectively, is included in cost of sales. Also included in cost of sales is depreciation and amortization expense related to the Company's distribution center facility and equipment of $1.3 million, $1.1 million and $865,000 in fiscal 1998, 1997 and 1996, respectively. All other depreciation and amortization of fixed assets is included in selling, general & administrative expenses. Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:

                                             Fiscal Year
                                    1998         1997         1996
                                    -------------------------------
                                            (in thousands)
Cost of sales                       $1,270       $1,101        $865
                                   ================================
Selling, general and
 administrative expenses           $18,172      $15,115     $14,134
                                   ================================

Fixed assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal 1998, the Company recorded an impairment loss of $1.7 million to write-down the carrying amount of fixed assets at stores, primarily leasehold improvements, where the estimated future cash flows through the end of the store's lease were less than the carrying amount of that store's fixed assets.

Advertising Costs: The costs of advertising are expensed in the first period in which such advertising takes place. Total advertising expense was $10.5 million, $8.4 million and $9.0 million in fiscal 1998, 1997 and 1996, respectively.

Store Opening and Closing Costs: Costs associated with opening a store are expensed as incurred. When it is determined that a store will be closed, estimated unrecoverable costs are charged to expense. Such costs include the net book value of abandoned fixtures, equipment, leasehold improvements and a provision for lease obligations, less estimated sub-rental income. The residual value of any fixed asset moved to a store as part of a relocation is transferred to the relocated store.

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

Earnings Per Share: The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares and additional common shares that would have been outstanding if the dilutive potential common shares, adjusted in fiscal 1998 and 1997 for the $7.3 million and $0.4 million, respectively, tax benefit resulting from stock option exercise activity, had been issued for the Company's common stock options from the Company's Stock Option Plans (see
Note 6). In fiscal 1998, 1997 and 1996, the additional dilutive potential common shares were 2.0 million, 1.5 million and 426,000, respectively. As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting.

All earnings and loss per share information has been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend on December 15, 1997 and a three-for-two stock split effected in the form of a 50% stock dividend on September 15, 1998. All references to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been adjusted to reflect the stock splits. See Note 7, "Shareholders' Equity."

Fair Value of Financial Instruments: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, other current assets, accounts payable, borrowings under the revolving credit agreement and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Comprehensive Income: The Company does not have other items of comprehensive income as defined by SFAS No. 130, "Reporting Comprehensive Income." Accordingly, comprehensive income is equal to net income.

Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

Note 2.  Restructuring Charge

The Company recorded a pre-tax restructuring charge of $33.8 million in fiscal 1995 to reflect the anticipated costs associated with a program to close 163 stores. The restructuring charge included the write-down of fixed assets, estimated cash payments to landlords for the early termination of operating leases, inventory-related costs (including the cost for returning all remaining merchandise after the store was closed), and employee termination benefits. The charge also included estimated professional fees related to the development of the store closing plan and negotiations with landlords related to the termination of leases, a provision for exiting the rental video store format, the write-off of goodwill related to a previous acquisition and a provision for closing the Company's fixture manufacturing operation. Inventory-related costs have been included in cost of sales in the accompanying consolidated statements of income.

An analysis of the amounts comprising the restructuring charge and the charges against the related reserve for each year in the four-year period ended January 30, 1999 are outlined below:




                                        Charges   Balance  Charges  Balance   Charges   Balance   Charges
                               1995     against    as of   against    as of   against    as of    against   Remaining     Reserve
                              Reserve   Reserve   2/3/96   Reserve   2/1/97   Reserve   1/31/98   Reserve   Balance       Reversal
                              ---------------------------------------------------------------------------------------     --------
                                                                 (in thousands)
Leasehold improvements         $6,660    $6,660      ---       ---      ---       ---       ---       ---         ---         ---
Furniture and fixtures          3,228     3,228      ---       ---      ---       ---       ---       ---         ---         ---
Video rental assets             4,174       ---    4,174     1,078    3,096        25     3,071     3,023          48         (48)
Goodwill                          339       339      ---       ---      ---       ---       ---       ---         ---         ---
                              ---------------------------------------------------------------------------------------     --------
  Non cash write-offs          14,401    10,227    4,174     1,078    3,096        25     3,071     3,023          48         (48)
                              ---------------------------------------------------------------------------------------     --------
Lease obligations               7,540       ---    7,540     2,627    4,913       905     4,008     2,855       1,153      (1,153)
Inventory-related costs         6,800       ---    6,800     3,421    3,379     2,769       610       610         ---         ---
Termination benefits              976        69      907        88      819        16       803         4         799        (799)
Professional fees               2,500       ---    2,500     1,632      868       711       157        20         137        (137)
Other costs                     1,600       806      794       122      672       629        43        23          20         (20)
                              ---------------------------------------------------------------------------------------     --------
  Cash outflows                19,416       875   18,541     7,890   10,651     5,030     5,621     3,512       2,109      (2,109)
                              ---------------------------------------------------------------------------------------     --------
  Total                       $33,817   $11,102  $22,715    $8,968  $13,747    $5,055    $8,692    $6,535      $2,157     $(2,157)
                              =======================================================================================     ========


The Company completed the 1995 restructuring program in fiscal 1998, resulting in the closure of 191 stores (versus an original plan of 163 stores). The remaining balance in the store closing reserve of $2.2 million was credited to operations in the 4th quarter of fiscal 1998.

In determining the components of the reserve, management analyzed all aspects of the restructuring plan and the costs that would be incurred. The write-off of leasehold improvements and furniture and fixtures represented the estimated net book value of these items at the forecasted closing date. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments subsequent to store closure. Inventory-related costs include the cost to pack and ship the inventory on hand after the closing of the store as well as the penalty paid to the vendor for additional merchandise returns resulting from the restructuring. Termination benefits represented the severance payments expected to be made to terminated employees. Professional fees represented amounts expected to be paid to advisors related to the development of the store closing plan and the negotiations with landlords related to the termination of leases. Payments to lenders for the waiver of covenant violations totaling $1.6 million were included in selling, general and administrative expenses in the 1995 consolidated statement of income.

The cash outflows for the restructuring was financed from operating cash flows and the liquidation of merchandise inventory from the closed stores. The timing of store closures depended on the Company's ability to negotiate reasonable lease termination agreements. The restructuring reserve balance is included in the accompanying balance sheets under the caption "store closing reserve."

Sales related to stores that were closed as part of the 1995 restructuring program were $9.0 million (unaudited), $19.5 million (unaudited) and $18.9 million (unaudited) in fiscal 1998, 1997 and 1996, respectively, in the year of closure. Store operating losses, excluding corporate allocations, related to stores that were closed were $322,000 (unaudited), $736,000 (unaudited) and $753,000 (unaudited) in fiscal 1998, 1997 and 1996, respectively.

The provision for termination benefits was based on the expectation that 163 employees would be terminated in connection with the restructuring program. Through January 30, 1999, 55 employees had been terminated. The Company did not terminate as many employees as originally planned because higher than normal levels of attrition occurring after the announcement of the restructuring resulted in a reduced need for involuntary terminations.

Subsequent to the adoption of the restructuring program, improving economic conditions in certain markets, improvement in individual store performance and the inability to negotiate reasonable lease termination agreements have led the Company to keep open certain stores that were originally expected to be closed. The Company also decided not to close its fixture manufacturing operation. During fiscal 1998, a total of 21 stores were removed from the list of stores expected to be closed. Conversely, deteriorating economic conditions and store performance in certain markets have led the Company to close certain stores that were not originally expected to be closed. During fiscal 1998, no stores were added to the list of stores to be closed. In addition, the timing of store closures has also been affected by the ability or inability to negotiate reasonable lease termination agreements. The net effect of changes made to the timing of store closures and the stores to be closed under the 1995 restructuring program has not been material. The restructuring program was completed January 30, 1999, and the remaining balance of $2.2 million in the store closing reserve was credited to operations.

Note 3.  Debt

In July 1997, the Company replaced its existing $65.3 million revolving credit facility and $56.5 million note agreement with a $100.0 million secured revolving credit facility with Congress Financial Corporation. The facility matures in July 2000, and bears interest at the prime interest rate or the Eurodollar interest rate plus 1.75% (6.72% at January 30, 1999). The facility is secured by the Company's assets allowing the Company to borrow up to 65% of its eligible merchandise inventory to a maximum of $100.0 million.

During fiscal 1998, 1997, and 1996, the highest aggregate balances outstanding under the current and previous revolving credit facilities were $35.0 million, $45.9 million and $65.3 million, respectively. The weighted average interest rates during fiscal 1998, 1997 and 1996 based on average daily balances were 8.50%, 8.58%, and 11.01%, respectively. The balances outstanding under the Company's revolving credit agreements at the end of fiscal 1998 and 1997 were $0 and $35.0 million, respectively.

Interest paid during fiscal 1998, 1997 and 1996 was approximately $2.8 million, $5.8 million and $11.8 million, respectively.

Note 4.  Income Taxes

Income tax expense consists of the following:

                                     Fiscal Year
                           1998          1997            1996
                           ----------------------------------
                                   (in thousands)
Federal - current          $19,686      $10,813        $1,364
State - current              3,231        1,306           231
Deferred                     3,048        1,370         3,023
                           ----------------------------------
                           $25,965      $13,489        $4,618
                           ==================================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:


                                              Fiscal Year
                                     1998        1997         1996
                                --------------------------------------
Federal statutory rate               35.0%       35.0%        35.0%
State income taxes, net of
  Federal income tax effect           3.8%        3.0%         4.7%
Other                                 0.2%        1.6%        (0.3%)
                                --------------------------------------
Effective income tax rate            39.0%       39.6%        39.4%
                                ======================================


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                         January 30,           January 31,
                                                1999                  1998
                                         ---------------------------------
                                                     (in thousands)
CURRENT DEFERRED TAX ASSETS
Store closing reserve                           $---                $4,326
                                         ---------------------------------
Total Current Deferred Tax Asset                 ---                 4,326
                                         ---------------------------------

CURRENT DEFERRED TAX LIABILITIES
Inventory valuation                            5,483                 5,177
Other                                            107                   252
                                         ---------------------------------
Total Current Deferred Tax Liabilities         5,590                 5,429
                                         ---------------------------------

Net Current Deferred Tax Liability           $(5,590)              $(1,103)
                                         =================================

NON-CURRENT DEFERRED TAX ASSETS
Accrued rent, lease accounting                $2,961                $3,046
Capitalized leases                               914                   895
Tax over book asset basis                      1,413                   623
Compensation related                             107                   116
Executive retirement plan                        252                   126
Other                                            601                    12
                                         ---------------------------------
Total Non-Current Deferred Tax Assets          6,248                 4,818
                                         ---------------------------------

NON-CURRENT DEFERRED TAX LIABILITIES
Other                                             83                    92
                                         ---------------------------------
Total Non-Current
 Deferred Tax Liabilities                         83                    92
                                         ---------------------------------

Net Non-Current Deferred Tax Asset            $6,165                $4,726
                                         =================================

TOTAL NET DEFERRED TAX ASSET                    $575                $3,623
                                         =================================

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes of approximately $14.0 million, $0.3 million and $0.3 million during fiscal 1998, 1997 and 1996, respectively.

Note 5.  Leases

As more fully discussed in Note 10, the Company leases its distribution center and administrative offices under three capital leases with its Chief Executive Officer and largest shareholder. The Company also has a capital lease for its point- of-sale system.

Fixed asset amounts for capital leases are as follows:

                                         January 30,          January 31,
                                                1999                 1998
                                         --------------------------------
                                                    (in thousands)
Buildings                                     $9,342               $7,105
Fixtures and equipment                        16,061                1,625
                                         --------------------------------
                                              25,403                8,730

Allowances for depreciation
 and amortization                              6,312                4,291
                                         --------------------------------
                                             $19,091               $4,439
                                         ================================


The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on a percentage of sales.

Net rental expense was as follows:

                                             Fiscal Year
                                   1998         1997         1996
                                   ------------------------------
                                           (in thousands)
Minimum rentals                    $55,810     $50,237    $49,653
Contingent rentals                   1,310         719        274
                                   ------------------------------
                                   $57,120     $50,956    $49,927
                                   ==============================


Future minimum rental payments required under all leases that have initial or remaining noncancelable lease terms in excess of one year at January 30, 1999 are as follows:

                                       Operating           Capital
                                        Leases             Leases
                                  ----------------------------------
                                               (in thousands)
                     1999               $56,389              $4,876
                     2000                59,786               4,876
                     2001                56,609               4,876
                     2002                52,094               3,387
                     2003                48,617               1,609
               Thereafter               158,251              18,932
                                   ----------------------------------
Total minimum payments required        $431,746              38,556
                                   ============
                    Amounts representing interest            19,689
                                                          -----------
Present value of minimum lease payments                      18,867
Less current portion                                          2,802
                                                          -----------
Long-term capital lease obligations                         $16,065
                                                          ===========

Note 6.  Benefit Plans

Stock Option Plans
------------------

Under the Company's 1986 Stock Option Plan, 1994 Stock Option Plan and 1998 Stock Option Plan (the "Plans"), the Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company and its subsidiaries at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Shares authorized for issuance under the Plans were 3.3 million, 3.0 million and 1.5 million, respectively. As of June 1, 1995, the Company stopped issuing stock options under the 1986 Stock Option Plan. At January 30, 1999, of the 7.8 million options authorized for issuance under the Plans, 3.6 million have been granted and are outstanding, 1.1 million of which were vested and exercisable. Shares available for future grants at January 30, 1999 and January 31, 1998 were 1.7 million and 766,461, respectively. The following table summarizes information about the stock options outstanding under the Plans at January 30, 1999:


                  -------------------------------------    ----------------------------------
                              Outstanding                                Exercisable
                  -------------------------------------    ----------------------------------
                                                Weighted                              Weighted
                                  Average        Average                               Average
Exercise                        Remaining       Exercise                              Exercise
price range        Shares            Life          Price                  Shares         Price
--------------------------------------------------------    ----------------------------------
   $0.75-$2.65  1,518,154             7.1         $1.62                  646,955         $1.60
    2.66- 5.33    696,454             7.3          4.03                  239,922          4.37
    5.34-10.67      2,250             8.5          6.25                      ---           ---
   10.68-13.33    900,000             8.8         11.20                  225,000         11.20
   13.34-16.00     22,000             9.6         14.59                      ---           ---
   16.01-18.67    432,675             9.2         17.84                      ---           ---
   18.68-21.33      5,000             9.7         19.75                      ---           ---
   21.34-24.00      2,000             9.9         23.75                      ---           ---
   24.01-26.67      6,000             9.4         25.79                      ---           ---
                ----------                                             ---------
Total           3,584,533             7.8         $6.61                1,111,877         $4.14
                ==========                                             =========

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at 85% of the fair value at the date of grant. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of January 30, 1999, there were 750,000 shares authorized for issuance and 261,750 shares have been granted and are outstanding, 155,250 of which were vested and exercisable. There are 458,250 shares of common stock reserved for possible future option grants under the 1990 Plan. The following table summarizes information about the stock options outstanding under the 1990 Plan at January 30, 1999:


                  -------------------------------------    ----------------------------------
                              Outstanding                                Exercisable
                  -------------------------------------    ----------------------------------
                                               Weighted                              Weighted
                                 Average        Average                               Average
Exercise                       Remaining       Exercise                              Exercise
price range         Shares          Life          Price                  Shares         Price
-------------------------------------------------------    ----------------------------------
  $1.19-$2.67       49,500           7.3          $1.64                  24,375         $1.51
   2.68 -5.33      138,000           5.8           3.46                  82,875          3.66
   5.34- 8.00       18,000           3.0           6.10                  18,000          6.10
   8.01-10.67       45,000           4.1           9.49                  30,000          9.14
  10.68-15.12       11,250           9.3          15.12                     ---           ---
              ------------                                         ------------
Total              261,750           5.8          $4.84                 155,250         $4.66
              ============                                         ============

The following tables summarize activity under the 1986, 1994 and 1998 Plans and the 1990 Plan:

                           --------------------------------------------------------------------------------------------------------
                                       1986, 1994 and 1998 Plans                                    1990 Plan
                           --------------------------------------------------------------------------------------------------------
                              Number of         Option         Weighted             Number of         Option           Weighted
                            Shares Subject    Price Range       Average           Shares Subject    Price Range         Average
                              To Option        Per Share     Exercise Price         To Option        Per Share       Exercise Price
                           --------------------------------------------------------------------------------------------------------
Balance February 3, 1996         2,642,304    $0.75-$8.09             $4.16              196,500    $1.19-$9.14               $5.55
Granted                          2,064,297     1.17- 2.67              1.69               13,500       1.35                    1.35
Exercised                          (10,158)    1.87- 2.75              1.21                  ---        ---                     ---
Canceled                        (1,671,729)    0.83- 8.09              4.80                  ---        ---                     ---
-----------------------------------------------------------------------------------------------------------------------------------
Balance February 1, 1997         3,024,714     0.75- 6.17              2.14              210,000     1.19- 9.14                5.28
Granted                          1,593,912     3.33-11.20              8.00              103,500     2.09- 3.37                2.86
Exercised                         (286,753)    0.96- 3.67              1.78               (7,500)       3.69                   3.69
Canceled                          (112,761)    1.21- 3.96              1.97              (48,000)    3.33- 9.14                7.57
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998         4,219,112     0.75-11.20              4.38              258,000     1.19- 9.14                3.93
Granted                            500,150    13.88-26.67             17.83               26,250    10.20-15.12               12.31
Exercised                         (876,493)    0.75- 6.25              3.00              (22,500)    2.09- 3.68                3.15
Canceled                          (258,236)    1.21-17.79              4.35                  ---        ---                     ---
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999         3,584,533    $0.75-$26.67             $6.61             261,750    $1.19-$15.12              $4.84
                           ========================================================================================================

The per share weighted-average fair value of the stock options granted during fiscal 1998, 1997 and 1996 was $6.70, $2.76 and $0.70, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions; 1998 - expected dividend yield 0.0%, risk-free interest rate of 5.15%, expected life of five years and stock volatility of 70%; 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.7%, expected life of five years and stock volatility of 48%; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.7%, expected life of five years and stock volatility of 72%.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for employee stock options which are issued at the closing stock price on the day of grant. During fiscal 1998, 1997 and 1996, the Company recognized expenses of $57,000, $52,000 and $3,000, respectively, for stock options issued to non-employee directors at 85% of the closing stock price on the date of grant. Had the Company determined compensation cost for employee stock options based on fair value in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                          Fiscal Year
                                                1998         1997         1996
                                              ------------------------------------
                                           (in thousands, except per share amounts)
Net income, as reported                       $40,612       $20,574       $7,102
Basic earnings per share, as reported           $1.28         $0.70        $0.24
Diluted earnings per share, as reported         $1.20         $0.66        $0.24

Pro forma net income                          $38,538       $19,074       $6,658
Pro forma basic earnings per share              $1.21         $0.65        $0.23
Pro forma diluted earnings per share            $1.14 $       $0.61        $0.23


Restricted Stock Plan
---------------------

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of common stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied.
If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria which includes continuous employment until applicable vesting dates have expired.
At January 30, 1999, a total of 225,000 shares have been granted, of which 75,000 were granted in fiscal 1996 with a weighted average grant date fair market value of $1.58, aggregating a total value of $118,750; the remaining 150,000 were granted in fiscal 1995 with a weighted average grant date fair value of $1.55 per share, aggregating a total of $232,500. As of January 30, 1999, a total of 60,000 of these shares had vested and 30,000 shares with an unamortized unearned compensation balance of $53,000, had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in fiscal 1998 and 1997 was approximately $44,000 and $70,000, respectively. At January 30, 1999, outstanding awards and shares available for grant totaled 135,000 and 675,000, respectively.

401 (k) Savings Plan
--------------------

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of nonvested benefits are used to reduce the Company's contributions in future years. The Company matching contribution totaled $599,000, $529,000 and $465,000 in fiscal 1998, 1997 and 1996, respectively.

Supplemental Executive Retirement Plan
--------------------------------------

In fiscal 1997, the Company introduced a non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. The annual benefit amount has been predetermined as part of the plan and vests based on years of service and age at retirement. For fiscal 1998 and 1997, expenses related to the plan totaled approximately $342,000 and $361,000, respectively. The present value of the projected benefit obligation was approximately $2.3 million at January 30, 1999. The January 30, 1999 consolidated balance sheet includes $656,000 of accrued expense for the SERP.

Note 7.  Shareholders' Equity

On May 1, 1998, the Company sold an additional 2.25 (adjusted) million shares of its common stock in a public offering for approximately $37 million net of issuance costs. A portion of the proceeds was used to repay long-term debt and the balance of the proceeds was used for general corporate purposes including investments in additional stores, fixtures and inventory.

On July 31, 1998, the Board of Directors approved a three-for-two common stock split to be distributed in the form of a 50% stock dividend. As a result, 10,937,104 shares were issued on September 15, 1998 to shareholders of record on September 1, 1998. Accordingly, amounts equal to the par value of the additional shares issued have been charged to additional paid in capital and credited to common stock. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been adjusted to reflect this stock split.

At January 30, 1999 and January 31, 1998, the Company held 105,432 and 106,182 shares, respectively, in treasury stock resulting from the repurchase of common stock through open market purchases.

Note 8.  Strawberries Acquisition

In October 1997, the Company acquired 90 out of a total of 118 stores owned by Strawberries, Inc., a privately held freestanding music specialty retailer operating primarily in New England. The stores operate under the names "Strawberries" and "Waxie Maxie" and are primarily located in freestanding or strip center locations. The acquisition has been accounted for using the purchase method of accounting. At the time of the acquisition, the Company paid $21 million for the assets which included the fixed assets, merchandise inventories, other related current assets and $683,000 in goodwill. This goodwill is being amortized on a straight-line basis over a 15 year period.

Note 9.  Concentration of Business Risks

The Company purchases inventory for its stores from approximately 475 suppliers, with approximately 69% of purchases being made from five suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse affect on operating results and result in a decrease in vendor support for the Company's advertising programs.

Note 10.  Related Party Transactions

The Company leases its 178,000 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capitalized leases that expire in the year 2015. The original distribution center/office facility was constructed in 1985. A 77,135 square foot distribution center expansion was completed in October 1989 on real property adjoining the existing facility. A 19,100 office square foot expansion was completed in September 1998 adjoining the existing facility.

Under the three capitalized leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the "Leases"), the Company paid Mr. Higgins an annual rent of $1.4 million, $1.3 million and $1.2 million in fiscal 1998, 1997 and 1996, respectively. On January 1, 1998, the aggregate rental payment increased in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease. Effective January 1, 2000, and every two years thereafter, the rental payment will increase in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of the lease. None of the leases contains any real property purchase option at the expiration of its term. Under the terms of the Leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $90,000 per month.

The Company leases two of its retail stores from Mr. Higgins under long-term leases. Under the first store lease, annual rent payments were $40,000 in fiscal 1998 and $35,000 in fiscal 1997 and 1996. Under the second store lease, annual rent payments were $35,000 in fiscal 1998, 1997 and 1996. Under the terms of the leases, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total charges during fiscal 1998 for both locations was $93,000, including contingent rent. In fiscal 1998, 1997, and 1996, the Company paid Mr. Higgins $30,000 under one year operating leases expiring on October 31, 1998, October 31, 1997 and October 31, 1996, respectively, for certain parking facilities contiguous to the Company's distribution center/office facility. This lease was not renewed upon its expiration on October 31, 1998.

The Company regularly utilizes privately-chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder, the Company paid $65,000, $59,000 and $76,000 for chartered aircraft services in fiscal 1998, 1997 and 1996, respectively. The Company also chartered an aircraft from Crystal Jet, a corporation wholly owned by Mr. Higgins. Payments to Crystal Jet aggregated $180,000, $199,000 and $227,000 in fiscal 1998, 1997 and 1996, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

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


Note 11.  Quarterly Financial Information (Unaudited)

                                 ------------------------------------------------------------------
                                                    Fiscal 1998 Quarter Ended
                                     1998       1/30/99       10/31/98       8/1/98       5/2/98
                                 ------------------------------------------------------------------
                                              (in thousands, except per share amounts)
Sales                             $698,469     $267,811       $143,398       $142,198     $145,062
Gross profit                       264,063      102,938         55,205         53,463       52,457
Net income                          40,612       31,030          4,312          2,658        2,612
                                 ------------------------------------------------------------------
Basic earnings per share             $1.28        $0.95          $0.13          $0.08        $0.09
                                 ------------------------------------------------------------------
Diluted earnings per share           $1.20        $0.90          $0.13          $0.08        $0.08
                                 ------------------------------------------------------------------

                                                    Fiscal 1997 Quarter Ended
                                     1997       1/31/98       11/1/97        8/2/97       5/3/97
                                 ------------------------------------------------------------------
                                              (in thousands, except per share amounts)
Sales                             $571,314     $242,041       $114,737       $105,024     $109,512
Gross profit                       209,892       87,439         43,662         39,527       39,264
Net income (loss)                   20,574       21,291            979           (834)        (862)
                                 ------------------------------------------------------------------
Basic earnings (loss) per share      $0.70        $0.72          $0.03         $(0.03)      $(0.03)
                                 ------------------------------------------------------------------
Diluted earnings (loss) per share    $0.66        $0.67          $0.03         $(0.03)      $(0.03)
                                 ------------------------------------------------------------------

Note 12.  Subsequent Events

On April 22, 1999, the Company merged with Camelot Music Holdings, Inc., a music specialty retail chain which operates nearly 500 retail locations in 37 states and Puerto Rico, in a stock-for-stock transaction accounted for as a pooling-of-interests. Upon completion of the merger, Camelot became a wholly owned subsidiary of the Company.

In the merger, each share of Camelot's common stock was converted into 1.9 shares of the Company's common stock. Each Camelot stock option outstanding immediately prior to the completion of the merger was converted into 1.9 fully vested and exercisable options to acquire one share of the Company's common stock. The exercise prices of these options was adjusted accordingly for the
1.9 for 1 conversion ratio.  As a result, the Company issued approximately
19.4 million shares of its common stock and 1.3 million options to acquire its common stock.

                              Index to Exhibits
                              -----------------

Document Number and Description
-------------------------------

Exhibit No.
2.1 Agreement and Plan of Merger dated October 26, 1998 by and among Trans World, CAQ Corporation and Camelot. Commission File No. 0-14818

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

3.3 Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4 Amended By-Laws -- incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

3.5 Certificate of Amendment to the Certificate of Incorporation-incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, No. 333-75231.

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

10.3 Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant -- incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

10.4 Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Entertainment Corporation, as Tenant, for additional office space at 38 Corporate Circle -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.5 Employment Agreement, dated as of May 1, 1998 between the Company and Robert J. Higgins - incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended May 2, 1998. Commission File No. 0-14818.

10.6 Trans World Music Corporation 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto -- incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.

10.7 Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated -- incorporated herein by reference to Annex A to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.8 Trans World Music Corporation 1990 Restricted Stock Plan -- incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-2, No. 33-36012.

10.9 Form of Restricted Stock Agreement dated May 1, 1995 between the Company and Bruce J. Eisenberg, Senior Vice President of Real Estate, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.10 Form of Restricted Stock Agreement dated May 1, 1996 between the Company and John J. Sullivan, Senior Vice President-Finance and Chief Financial Officer, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818.

10.11 Severance Agreement, dated May 20, 1996 between Trans World
      Entertainment Corporation and James A. Litwak, Executive Vice President of Merchandising and Marketing, incorporated herein by reference to
      Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818.

10.12 Trans World Entertainment Corporation 1994 Stock Option Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0- 14818.

10.13 Trans World Entertainment Corporation 1998 Stock Option Plan -- incorporated herein by reference to Annex B to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.14 Trans World Entertainment Corporation 1994 Director Retirement Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1994. Commission File No. 0-14818.

10.15 Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to
      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.16 Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997. Commission File No. 0-14818.

10.17 Trans World Entertainment Corporation Asset Purchase Agreement with Strawberries, Inc.-incorporated herein by reference to Exhibit 10.16 to Trans World's Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

10.18 Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein- incorporated herein by reference to Exhibit
      10.20 to the Company's Registration Statement on Form S-4, No.
      333-75231.

* 22 Significant Subsidiaries of the Registrant.

* 23 Consent of KPMG LLP.

* 27 Financial Data Schedule (For electronic filing purposes only)
-------------------------------------------------------------------------------
*Filed herewith.