Form 10-Q
period 1999-05-01
TRANS WORLD ENTERTAINMENT CORP
filed 1999-06-15
CIK 795212

First Quarter Filing on Form 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

     X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                         ENDED MAY 1, 1999

                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                        ------- TO -------

                  COMMISSION FILE NUMBER:  0-14818

               TRANS WORLD ENTERTAINMENT CORPORATION
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                      New York                      14-1541629
        --------------------------------       ---------------------
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

                   Common Stock, $.01 par value,
          52,275,832 shares outstanding as of May 29, 1999

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        Form 10-Q
                                                         Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at
    May 1, 1999 (unaudited), January 30, 1999
    and May 2, 1998 (unaudited)                              3

  Condensed Consolidated Statements of Income -
    Thirteen Weeks Ended May 1, 1999 (unaudited)
    and May 2, 1998 (unaudited)                              4

  Condensed Consolidated Statements of Cash
    Flows - Thirteen Weeks Ended May 1, 1999 (unaudited)
    and May 2, 1998 (unaudited)                              5

  Notes to Condensed Consolidated Financial
   Statements (unaudited)                                    6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations       9


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders 15


Item 6 - Exhibits and Reports on Form 8-K                    16

Signatures                                                   16

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   PART 1. FINANCIAL INFORMATION
                   Item 1 - Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)


                                            May 1,       January 30,    May 2,
                                             1999          1999          1998
                                            (unaudited)                 (unaudited)
                                            ---------------------------------------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $46,994      $139,411        $50,711
 Merchandise inventory                      412,754       426,078        357,127
 Current deferred tax asset                     ---           633            ---
 Other current assets                        22,003        15,182         22,617
                                            -------      --------        -------
     Total current assets                   481,751       581,304        430,455

VIDEOCASSETTE RENTAL INVENTORY, net           1,204         1,238          4,022
DEFERRED TAX ASSET                           30,947        29,580          5,429
NET FIXED ASSETS                            131,458       139,124        111,786
OTHER ASSETS                                 44,087        47,364         59,800
                                           --------      --------       --------
    TOTAL ASSETS                           $689,447      $798,610       $611,492
                                           ========      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                          $180,864      $220,636       $169,528
 Income taxes payable                        12,755        12,734          1,969
 Accrued expenses and other                  35,416        68,597         44,235
 Store closing reserve                          ---           ---          8,220
 Current deferred taxes                         ---           ---            604
 Current portion of long-term debt and
  capital lease obligation                    2,845         4,802            102
                                           --------      --------       --------
     Total current liabilities              231,880       306,769        224,658
                                           --------      --------       --------

LONG-TERM DEBT, less current portion            ---        20,000            ---
CAPITAL LEASE OBLIGATIONS, less
  current portion                            15,333        16,065          6,382
OTHER LIABILITIES                            17,864        23,400         20,389
                                           --------      --------       --------
    TOTAL LIABILITIES                       265,078       366,234        251,429
                                           --------      --------       --------

SHAREHOLDERS' EQUITY:
 Preferred stock  ($.01 par value;
  5,000,000 shares authorized; none issued)     ---           ---            ---
 Common stock ($.01 par value; 200,000,000
  shares authorized; 52,261,082,
  52,185,258 and 51,469,432 shares
  issued, respectively)                         523           522            515
 Additional paid-in capital                 272,426       271,805        259,513
 Treasury stock, at cost (104,432,
  105,432 and 105,432 shares, respectively)    (385)         (390)          (407)
 Unearned compensation - restricted stock       (68)          (78)          (228)
 Retained earnings                          151,873       160,517        100,670
                                           ---------     ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY              424,369       432,376        360,063
                                           ---------     ---------      ---------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $689,447      $798,610       $611,492
                                           =========     =========      =========

See Notes to Condensed Consolidated Financial Statements.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share amounts)
                            (unaudited)

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                          May 1,     May 2,
                                                          1999       1998
                                                        --------------------
Sales                                                   $287,019      $251,383
Cost of sales                                            182,075       160,970
                                                        ----------------------
Gross profit                                             104,944        90,413
Selling, general and administrative expenses              93,700        85,098

Costs related to the Camelot merger                       25,721           ---
                                                        ---------     --------
Income (loss) from operations                            (14,477)        5,315
Interest expense                                             427           377
                                                        ---------     --------
Income (loss) before income taxes                        (14,904)        4,938
Income tax expense (benefit)                              (6,260)        2,777
                                                        ---------     --------
NET INCOME (LOSS)                                        ($8,644)       $2,161
                                                        =========     ========

BASIC EARNINGS (LOSS) PER SHARE                           ($0.17)        $0.04
                                                        =========     ========
Weighted average number of common shares outstanding      51,969        48,895
                                                        =========     ========
DILUTED EARNINGS (LOSS) PER SHARE                         ($0.17)        $0.04
                                                        =========     ========
Adjusted weighted average number of common
 shares outstanding                                       51,969        51,549
                                                        =========     ========

See Notes to  Condensed Consolidated Financial Statements.


       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                            (unaudited)

                                             Thirteen Weeks Ended
                                             ---------------------
                                               May 1,      May 2,
                                                1999        1998
                                             ---------------------
Net cash used by operating activities         ($62,696)  ($120,289)
                                             ----------   ---------

Cash Flows from Investing Activities:
Acquisition of property and equipment           (7,693)    (12,405)
Disposal of videocassette rental
 inventory, net                                     34          77
                                             ----------   ---------
Net cash used by investing activities           (7,659)    (12,328)
                                             ----------   ---------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock             ---      36,772
Exercise of stock options                          626         544
Payments of long term debt & lease obligation  (22,688)    (35,024)
                                             ----------------------
Net cash provided (used) by
 financing activity                            (22,062)      2,292
                                             ----------------------
Decrease in cash and cash equivalents          (92,417)   (130,325)
Cash and cash equivalents, beginning balance   139,411     181,036
                                             ----------------------
Cash and cash equivalents, ending balance      $46,994     $50,711
                                             ======================
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
   Income tax benefit resulting from exercise      181         915
   Issuance of treasury stock under incentive        4           4


See Notes to Condensed Consolidated Financial Statements.


       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    May 1, 1999 and May 2, 1998
                            (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated.

On April 22, 1999, the Company acquired all of the issued and outstanding common stock of Camelot Music Holdings, Inc. ("Camelot") pursuant to the terms of an Agreement and Plan of Merger, dated October 26, 1998, by CAQ Corporation, a wholly-owned subsidiary of the Company, with and into Camelot. Upon completion of the merger, Camelot became a wholly-owned subsidiary of the Company. The merger was accounted for as a tax-free pooling-of-interests. All financial and per share information for prior periods has been restated to reflect the results of the combined company.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

Note 2.  Seasonality

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 3.  Depreciation and Amortization

Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $236,000 and $413,000 for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively.

Depreciation and amortization of fixed assets for the companies' distribution centers is included in the condensed consolidated statements of income in cost of sales and was $402,000 and $375,000 for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively. Depreciation and amortization for the remaining fixed assets is included in Selling, General and Administrative expenses and was $7.7 million and $5.4 million in the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              May 1, 1999 and May 2, 1998 (unaudited)
                            (continued)

Note 4. Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was effective for the Company for the fiscal year ended January 31, 1998. This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's stock option plans. For the thirteen weeks ended May 1, 1999 and May 2, 1998 the additional potentially dilutive common shares included in the diluted earnings per share calculation were zero and 2,654,000, respectively. Total stock options to purchase 5,104,000 and zero shares of common stock outstanding during the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 5.  Recently Issued Accounting Standards

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for all quarters of fiscal years beginning after June 15, 1999, with an exposure draft having been issued which may defer the effective date to June 15, 2000, will require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the impact of the new rules on the Company's consolidated financial statements and concluded that there will be no impact on its current results of operations or its financial position.

The Accounting Standard's Executive Committee Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998 and effective for fiscal years beginning after December 15, 1998, requires that certain costs of computer software developed or obtained for internal use be capitalized. The Company adopted SOP 98-1 for the fiscal year beginning January 31, 1999. The application of this statement to the Company's consolidated financial statements did not have a material impact on its results of operations or its financial position because a substantial portion of the Company's software is purchased from outside vendors.

The Accounting Standard's Executive Committee Statement of Position 98-5 ("SOP 98-5"), "Accounting for the Costs of Start-up Activities," issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires start-up costs and organization costs to be expensed as incurred. The Company adopted SOP 98-5 for the fiscal year beginning January 31, 1999. The application of this statement to the Company's consolidated financial statements did not have a material impact on its results of operations or its financial position because such costs are already being expensed as incurred.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    PART 1.FINANCIAL INFORMATION
   Item 2 - Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

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

RESULTS OF OPERATIONS


                  Thirteen Weeks Ended May 1, 1999
          Compared to the Thirteen Weeks Ended May 2, 1998

Sales. The Company's total sales increased 14% to $287.0 million for the thirteen weeks ended May 1, 1999 compared to $251.3 million for the same period last year. The increase was primarily attributable to a comparable store sales increase of 3%, and the addition of new stores including Spec's Music, which was acquired by Camelot in July 1998. Comparable store sales for the Camelot stores acquired were flat with last year while the comparable store sales for the Trans World stores, excluding the Camelot stores acquired, increased 5%.

Gross Profit. Gross profit, as a percentage of sales, improved to 36.6% from 36.0% in the thirteen weeks ended May 1, 1999 compared to the same period in 1998. This improvement is due to improved inventory shrink results and an increase in the gross margin for stores acquired through the Camelot acquisition. This increase in gross profit is primarily related to the return to normal discount and credit terms Camelot started to receive, in the first quarter of 1998, upon its emergence from protection under Chapter 11 of the Bankruptcy Code.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    PART 1.FINANCIAL INFORMATION
Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations (continued)

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased to 32.6% from 33.9% in the thirteen weeks ended May 1, 1999 compared to the same period in 1998. The improvement is primarily due to the leveraging of operating expenses and the reduction of Camelot's administrative expenses during the period.

Interest Expense. Net interest expense was $427,000 in the thirteen weeks ended May 1, 1999 compared to $377,000 for the thirteen weeks ending May 2, 1998. The increase in interest expense is due to an increase in long-term debt for the Spec's acquisition, partially offset by the reduction of average daily borrowings on the revolving credit facility during the first quarter of 1999.

Costs related to the Camelot merger. A one-time pre-tax charge of $25.7 million for costs related to the merger with Camelot was taken in the thirteen weeks ended May 1, 1999. The charge includes a write-off of redundant assets between the two companies of $8 million, investment banking fees and other professional costs of $10 million, printing and mailing costs of the joint proxy-prospectus filed on March 29, 1999 of $2 million, system and integration costs of $2 million, and severance costs of $4 million.

Income Tax Expense (Benefit). The Company's effective tax rate decreased to 42.0% for the thirteen weeks ended May 1, 1999 from 56.2% for the thirteen weeks ended May 2, 1998 due to the Company incurring non-deductible amortization expense for the issuance of stock options during 1998. During 1999, the Company's effective tax rate was impacted by the non-deductiblity of certain expenses related to the Camelot merger, offset by timing differences of asset impairments in accordance with SFAS 121.

Net Income. The Company incurred a net loss of $8.6 million in the thirteen weeks ended May 1, 1999 compared to a net income of $2.2 million during the same period last year. The loss was caused by the $25.7 million one-time Camelot merger charge. Excluding the one-time merger-related charge, the resultant increase is due to the increase in gross margin and the leveraging of selling, general and administrative expenses. The after-tax effect of the $25.7 million Camelot merger charge reduced earnings from $0.12 per share to a loss of $0.17 per share.

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
    Management's Discussion and Analysis of Financial Condition
               and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Cash generated from operations is the Company's primary source of liquidity. The Company had unused lines of credit aggregating $100 million at May 1, 1999.

The Company's working capital at May 1, 1999 was $249.9 million and its ratio of current assets to current liabilities was 2.1 to 1.0. During the first quarter of 1999, the Company's net cash used by operations was $62.7 million, compared to $120.3 million used in the first quarter of 1998. The most significant uses of cash during the period were a $39.8 million seasonal reduction of accounts payable, a $33.2 million reduction in accrued expenses and a $20.0 million payoff of Camelot indebtedness, partially offset by a $13.3 million reduction in inventory.

Capital Resources

On April 22, 1999, the Company acquired by merger Camelot Music Holdings, Inc., a Delaware corporation ("Camelot") by issuing 1.9 shares of the Company's common stock in exchange for each share of Camelot's outstanding common stock. Upon consummation of the merger, Camelot became a wholly-owned subsidiary of the Company. The Company gained an additional 483 stores and 2.1 million square feet of selling space as a result of the merger.

The merger was accounted for as a tax-free pooling-of-interests.
All financial and per share information for prior periods has been restated to reflect the results of the combined company.

During the first quarter of 1999, the Company had capital expenditures of $7.7 million out of a total of $57.0 million, net of construction allowances, planned for the year. The plan includes
$14.0 million to upgrade the Camelot stores to the Company's point-of-sale register system. During the quarter the Company opened or relocated 9 stores and closed 23 stores.

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

- third-party compliance tracking has begun; and

- verification of embedded chip ("non-IT") system readiness for Year 2000 compliance has begun.

The Company's Year 2000 issue remediation process includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. As indicated above, the Awareness, Assessment and Renovation phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing key Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase included contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with the Company's software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for the Company systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. For the Renovation phase, all core IT system programming modifications have been completed by the Company's systems development staff. The system programming modifications included upgrading the distribution, inventory management and accounting systems and installation of new Year 2000 compliant POS registers and software. Installation of the new POS system and software in the Trans World stores was completed during the second quarter of fiscal 1998. This POS system will be installed in the recently acquired Camelot stores by the end of the second quarter. Replacements for the other (non-core) IT systems are being implemented on schedule. The non-core IT systems being replaced include a system for tracking the opening of new stores and a system for managing lease payments. Validation and Implementation efforts are underway. Formal systems testing for both IT and non-IT systems is expected to be completed by the end of the second quarter of fiscal 1999. In order to complete the Validation and Implementation phases, the Company will process daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing will be

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
    Management's Discussion and Analysis of Financial Condition
               and Results of Operations (continued)

YEAR 2000 COMPLIANCE (continued)

completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000.

The Company has evaluated the pre-merger Year 2000 compliance efforts of Camelot Music and determined that third party compliance tracking and verification of non-IT system readiness for Year 2000 compliance needs to be completed. Many of the Core IT systems, including inventory management, accounting and POS will be replaced by the Trans World systems which will be evaluated as part of the Company's Validation and Implementation phases. Additionally, those Camelot systems that are not being replaced, including the systems used in the Canton distribution center, will be tested to validate the vendor compliance representations.

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

External risks are represented by the fact that the Company utilizes approximately 2,700 different suppliers in the normal course of its business. Five major merchandise vendors account for approximately 73% of all purchases. Additionally, 50 other merchandise vendors account for nearly 15% of purchases. The Company is also dependent on financial institutions for consolidation of cash collections, and for cash payments. Although the Company uses its own trucks for shipment of merchandise to approximately 20% of its stores, the Company does rely on a number of trucking companies for the remainder of its merchandise distribution. Evaluation of the Company's vendors' Year 2000 readiness began in the fourth quarter of 1998, and is expected to be completed by the end of the second quarter of fiscal 1999. Upon completion of the assessment of vendor readiness, contingency plans will be developed for all third parties where Year 2000 compliance appears to be at risk.

The Company presently believes that its most likely worst-case Year 2000 scenarios would relate to the possible failure in one or more geographic regions of third-party systems over which the Company has no control and for which it has no ready substitute, such as, but not limited to, power and telecommunications services. Each store has a "crash kit" which allows it to operate without power and telecommunications services and includes the ability to manually process all sales transactions. However, in the event of a power disruption, it is highly unlikely that a store would be open for business due to the lack of lighting and the security-related concerns. The Company has in place a disaster recovery plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
    Management's Discussion and Analysis of Financial Condition
               and Results of Operations (continued)

YEAR 2000 COMPLIANCE (continued)

distribution capabilities at its data systems center and distribution center. The Company's disaster recovery plan provides specific routines for actions, personnel assignments and back-up arrangements to ensure effective response to a disaster affecting key business functions including merchandise replenishment, cash management and distribution center operations. Common routines and back up arrangements include off-site storage of information, manual processing of critical applications and the establishment of a chain of communication for key personnel. The Company is using that plan to further develop specific Year 2000 contingency plans identified by its third-party assessment phase which will emphasize locating alternate sources of supply, methods of distribution and ways of processing information.

The Company's direct costs for its Year 2000 remediation efforts total $167,000 to date, as of May 1, 1999. Anticipated future costs are $590,000, but could include an additional $600,000 to address Year 2000 issues identified as a result of remediation testing. These costs do not include expenditures made in the normal course of business, during 1997 and 1998, to upgrade its distribution, inventory management and accounting systems, or costs to install new Year 2000 compliant POS registers and software. Future costs will be funded by cash flows generated from operations.

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

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION
   Item 4 - Submission of Matters to  a Vote of Security Holders


A) A special meeting of Shareholders of Trans World Entertainment
   Corporation was held on Thursday, April 22, 1999.

B) A proposal to amend the Company's Certificate of Incorporation to increase the number of Authorized Shares of Common Stock from 50 million shares to 200 million shares was approved as follows:

                     FOR      22,830,363
                     AGAINST     931,164
                     ABSTAIN       2,307

C) A proposal to issue 1.9 shares to Trans World Entertainment
   Corporation's Common Stock for every one share of Camelot
   Music Holdings, Inc. Common Stock, a total of 20,685,608 additional shares, was approved as follows:

                     FOR      23,263,293
                     AGAINST     498,634
                     ABSTAIN       1,907

D) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                   Column 1           Column 2
           Name of Nominee         Withheld           Votes for
           ----------------------------------------------------
           Michael B.Solow         513,077            23,250,757
           George R. Zoffinger     513,077            23,250,757

E) A proposal to amend the Company's Certificate of Incorporation to adopt a classified board of directors was approved as follows:

                     FOR      17,606,949
                     AGAINST   6,102,171
                     ABSTAIN       5,714

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION
             Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits -
           Exhibit No           Description                     Page No.
           ----------           -----------                     --------
              27                Financial Data Schedule         N/A
                                (electronic filing only)

(B)  Reports on Form 8-K -

    On April 23, 1999, the Company filed a report on Form 8-K announcing the closing of the acquisition of Camelot Music Holdings, Inc. in the form of a merger.

    On May 11, 1999, the Company filed a report on Form 8-K/A with audited financial statements for Camelot Music Holdings, Inc. and pro forma financial statements for the combined company.

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 15, 1999      By: /s/ ROBERT J. HIGGINS
                     ----------------------
                           Robert J. Higgins
                           Chairman, President and Chief Executive Officer (Principal Executive Officer)

June 15, 1999      By: /s/ JOHN J. SULLIVAN
                      ---------------------
                           John J. Sullivan
                           Senior Vice President
                           and Chief Financial Officer
                           (Chief Financial and Accounting Officer)