Form 10-Q
period 1999-07-31
TRANS WORLD ENTERTAINMENT CORP
filed 1999-09-14
CIK 795212

Second Quarter Filing on Form 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 JULY 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
                            FROM ------- TO -------

                        COMMISSION FILE NUMBER:  0-14818

                     TRANS WORLD ENTERTAINMENT CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEW YORK                             14-1541629
         -------------------------------        -----------------------
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

                          Common Stock, $.01 par value,
              52,707,405 shares outstanding as of August 28, 1999

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Form 10-Q
                                                                   Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets
    - July 31, 1999, January 30, 1999 and
      August 1, 1998                                                     3

   Condensed Consolidated Statements of Income
    - Thirteen Weeks Ended and Twenty-Six Weeks
     Ended July 31, 1999 and August 1, 1998                              4

   Condensed Consolidated Statements of Cash Flows
    - Twenty-Six Weeks Ended July 31, 1999 and August 1, 1998            5

   Notes to Condensed Consolidated Financial Statements                  6

Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders            12

Item 6 - Exhibits and Reports on Form 8-K                               13

Signatures                                                              13

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         Item 1 - Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except for share amounts)
                            (unaudited)

                                      July 31,      January 30,   August 1,
                                       1999             1999        1998
                                    ---------------------------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents         $ 83,797        $139,411     $ 32,486
   Merchandise inventory              398,726         426,078      374,212
   Current deferred tax asset           4,664             633          ---
   Other current assets                15,061          15,182       21,424
									 --------		 --------	  --------
      Total current assets            502,248         581,304      428,122
                                     --------        --------     --------

VIDEOCASSETTE RENTAL INVENTORY, net     1,076           1,238        3,661
DEFERRED TAX ASSET                     31,841          29,580       25,127
NET FIXED ASSETS                      136,669         139,124      135,182
OTHER ASSETS                           44,952          47,364       53,019
                                     --------         -------      -------
      TOTAL ASSETS                   $716,786        $798,610     $645,111
                                     ========        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                  $206,229        $220,636     $177,301
   Accrued expenses and other          31,556          68,597       30,422
   Store closing reserve                  ---             ---        7,367
   Current portion of long-term debt
    and capital lease obligations       4,497           4,802        1,709
   Income taxes payable                   ---          12,734        1,515
                                     --------        --------     --------
      Total current liabilities       242,282         306,769      218,314
                                     --------        --------     --------

LONG-TERM DEBT, less current portion      ---          20,000       25,000
CAPITAL LEASE OBLIGATIONS, less
 current portion                       19,394          16,065       12,051
OTHER LIABILITIES                      18,941          23,400       21,770
                                     --------        --------     --------
      TOTAL LIABILITIES               280,617         366,234      277,135
                                     --------        --------     --------

SHAREHOLDERS' EQUITY:
   Preferred stock ($.01 par value;
    5,000,000 shares authorized;
     none issued)                         ---             ---          ---
   Common stock ($.01 par value;
    200,000,000 shares authorized;
      52,875,437, 52,185,258 and
       52,100,740 shares issued,
       respectively)                      529             522          521
   Additional paid-in capital         278,519         271,805      262,292
   Treasury stock, at cost (104,432,
    105,432 and 105,432 shares,
     respectively)                       (386)           (390)        (394)
   Unearned compensation -
    restricted stock                      (57)            (78)        (210)
   Retained earnings                  157,564         160,517      105,767
                                     --------        --------     --------
TOTAL SHAREHOLDERS' EQUITY            436,169         432,376      367,976
                                     --------        --------     --------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $716,786        $798,610     $645,111
                                     ========        ========     ========

See Notes to Condensed Consolidated Financial Statements

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                       ----------------------       ------------------------
                       July 31,     August 1,       July 31,       August 1,
                         1999         1998            1999           1998
                       ----------------------       ------------------------
Sales                   $277,275     $262,561        $564,294       $513,944
Cost of sales            174,705      166,749         356,780        327,719
                       ---------    ---------       ----------      --------
Gross profit             102,570       95,812         207,514        186,225
Selling, general and
administrative expenses   92,293       89,369         185,993        174,467

Costs related to the
 Camelot merger              ---          ---          25,721            ---
                       ---------    ---------       ----------      --------
Income (loss)
 from operations          10,277        6,443          (4,200)        11,758
Interest expense             465          438             892            815
                       ---------    ---------       ----------      --------
Income (loss) before
 income taxes              9,812        6,005          (5,092)        10,943

Income tax expense
 (benefit)                 4,121        2,431          (2,139)         5,208
                       ---------    ---------       ----------      --------
NET INCOME (LOSS)       $  5,691     $  3,574        $ (2,953)      $  5,735
                       =========    =========       ==========      ========

BASIC EARNINGS (LOSS)
 PER SHARE              $   0.11     $   0.07        $  (0.06)      $   0.11
                       =========    =========       ==========      ========

Weighted average number
of common shares
 outstanding              52,191       51,704          52,080         50,300

DILUTED EARNINGS (LOSS)
 PER SHARE              $   0.11     $   0.07        $  (0.06)      $   0.11
					  ==========	=========		==========		========
Adjusted weighted average
 number of common
  shares outstanding      53,646       54,486          52,080         53,017



See Notes to Condensed Consolidated Financial Statements


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                 Twenty Six Weeks Ended
                                                 ------------------------
                                                 July 31,      August 1,
                                                   1999          1998
                                                 ------------------------

NET CASH USED BY OPERATING ACTIVITIES:            $(23,079)     $(84,439)
                                                 ------------------------

INVESTING ACTIVITIES:
   Acquisition of property and equipment           (22,346)     (131,683)
   Disposal of rental inventory, net                   162           438
                                                 ------------------------
   Net cash used by investing activities           (22,184)     (131,245)
                                                 ------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt            ---        30,750
   Proceeds from capital lease                       6,407         7,440
   Payments of long-term debt and capital
   lease obligations                               (23,383)      (35,189)
   Net increase in revolving line of credit            ---        24,794
   Proceeds from issuance of common stock              ---        36,772
   Exercise of stock options                         6,625         2,567
                                                 -------------------------
   Net cash provided (used) by financing
    activities                                     (10,351)       67,134
                                                 ------------------------

   Net decrease in cash and cash equivalents       (55,614)     (148,550)
   Cash and cash equivalents, beginning of period  139,411       181,036
                                                 ------------------------
   Cash and cash equivalents, end of period       $ 83,797      $ 32,486
                                                 ========================

Supplemental disclosure of non-cash investing
 and financing activities:
   Income tax benefit resulting from exercise
    of stock options                              $    858      $  5,809
   Issuance of treasury stock under incentive
    stock programs                                      13            13

See Notes to Condensed Consolidated Financial Statements


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1999 and August 1, 1998(unaudited)


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

Note 3. Depreciation and Amortization

Depreciation and amortization of video cassette rental inventory included in cost of sales totaled $263,000 and $354,000 for the thirteen week periods ended July 31, 1999 and August 1, 1998, respectively. Depreciation and amortization of video cassette rental inventory included in cost of sales totaled $499,000 and $767,000 for the twenty-six week periods ended July
31, 1999 and August 1, 1998, respectively.

Depreciation and amortization of fixed assets for the companies' distribution centers is included in the condensed consolidated statements of income in cost of sales and was $390,000 and $437,000 for the thirteen week periods ended
July 31, 1999 and August 1, 1998, respectively. For the twenty-six week periods periods ended July 31, 1999 and August 1, 1998 depreciation and amortization of fixed assets for the companies' distribution centers included in the condensed consolidated statements of income in cost of sales was $793,000 and $806,000. Depreciation and amortization for the remaining fixed assets is included in Selling, General & Administrative expenses and was $9.0 million and $7.8 million for the thirteen week periods ended July 31, 1999 and August 1, 1998,
respectively.  Depreciation and	amortization included in Selling, General &
Administrative expenses was $17.4 million and $14.5 million for the twenty-six week periods ended July 31, 1999 and August 1, 1998, respectively.

Note 4. Earnings Per Share

The	Company discloses basic earnings per share and diluted earnings per share based on Financial Accounting Standards Board Statement No. 128, "Earnings per
Share."	 Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares that would have been outstanding if the potential dilutive common shares had been issued for the Company's common stock options from the Company's stock option
plans. 	For the thirteen weeks ended July 31, 1999 and August 1, 1998 the additional potentially dilutive common shares included in the diluted earnings per share calculation were 1,455,000 and 2,782,000, respectively.  All stock options to purchase shares of common stock which were outstanding during the thirteen weeks ended July 31, 1999 and August 1, 1998, respectively, were
included in	the computation of diluted earnings per share.	For the	twenty-six
weeks ended	July 31, 1999 and August 1, 1998 the additional	potentially dilutive
common shares included in the diluted earnings per share calculation were zero
and	2,717,000, respectively.  Stock options to purchase	5,475,000 and zero
shares of common stock which were outstanding during the twenty-six weeks
periods	ending July 31, 1999 and August 1, 1998, respectively, were not included
in the computation	of diluted earnings per share because to do so would have
been anti-dilutive.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1999 and August 1, 1998(unaudited)
                                  (continued)

Note 5. Recently Issued Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000, will require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the impact of the new rules on the Company's consolidated financial statements and concluded that there will be no impact on its current results of operations or its financial position.

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


RESULTS OF OPERATIONS

                       Thirteen Weeks Ended July 31, 1999
              Compared to the Thirteen Weeks Ended August 1, 1998

Sales. The Company's total sales increased 5.6% to $277.3 million for the thirteen weeks ended July 31, 1999, compared to $262.6 million for the same period last year. The increase was primarily attributable to the addition of new stores, including Spec's which was acquired in July 1998. Comparable store sales were flat with last year. Comparable store sales for the recently acquired Camelot stores decreased 5%, while the comparable store sales excluding the Camelot stores increased 5%.

Gross Profit. Gross profit, as a percentage of sales, improved to 37.0% for the thirteen weeks ended July 31, 1999 compared to 36.5% for the same period in 1998. The improvement is due to improved shrink results and an increase in gross margin for the stores acquired through the Camelot acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), expressed as a percentage of sales, decreased from 34.1% to 33.2% in the thirteen week period ended July 31, 1999 when compared to the same period in 1998. The improvement is primarily due to the increased leveraging of operating expenses resulting from higher sales and the reduction of Camelot's administrative expenses.

Interest Expense. Net interest expense was $465,000 in the thirteen week period ended July 31, 1999 compared to $438,000 in 1998.

Income Tax Expense (Benefit). The Company's effective tax rate increased to 42.0% for the thirteen weeks ended July 31, 1999 from 40.5% for the thirteen weeks ended August 31, 1998. The increase is due to the Company incurring non-deductible expenses related to the Camelot merger.

Net Income. The Company increased its net income to $5.7 million for the thirteen weeks ended July 31, 1999 from net income of $3.6 million for the same period in 1998. The improved bottom line performance is attributable to the increased sales and gross margin and the leveraging of S,G&A expenses.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations (continued)

RESULTS OF OPERATIONS (continued)

                      Twenty-Six Weeks Ended July 31, 1999
             Compared to the Twenty-Six Weeks Ended August 1, 1998

Sales. The Company's total sales increased 9.8% to $564.3 million for the twenty-six weeks ended July 31, 1999 compared to $513.9 million for the same period last year. Comparable store sales increased 2%. Comparable store sales for the recently acquired Camelot stores decreased 3%, while the comparable store sales for the remaining stores excluding Camelot increased 5%.

Gross Profit. Gross profit as a percentage of sales improved to 36.8% in the twenty-six weeks ended July 31, 1999 compared to 36.2% for the same period in 1998. The increase in gross margin is due to improved shrink results and an increase in gross margin for the stores acquired through the Camelot acquisition.

Selling, General and Administrative Expenses.  SG&A expenses, as a percentage of sales, decreased to 32.9% in the first twenty-six weeks of 1999 from 33.9%
in the first twenty-six weeks of 1998.  The improvement is primarily due to
the increased leveraging of	operating expenses resulting from higher sales and
the reduction of Camelot's administrative expenses.

Interest Expense. Net interest expense was $892,000 in the twenty-six week period ended July 31, 1999 compared to $815,000 for the twenty-six week period ending August 1, 1998. The increase is due to additional interest expense related to the capital lease for new point-of-sale equipment installed in 1998.

Income Tax Expense (Benefit). The Company's effective tax rate decreased to 42.0% for the twenty-six weeks ended July 31, 1999 from 47.6% for the twenty-six weeks ended August 1, 1998. The Company's 1998 tax rate was impacted by non-deductible amortization expense for the issuance of stock options. During 1999, the Company's effective tax rate was impacted by the non-deductibility of certain expenses related to the Camelot merger, offset by timing differences of asset impairments in accordance with SFAS 121.

Costs related to the Camelot merger. A one-time pre-tax charge of $25.7 million for costs related to the merger with Camelot was taken in the twenty-six weeks ended July 31, 1999. The charge includes a write-off of redundant assets between the two companies of $8 million, investment banking fees and other professional costs of $10 million, printing and mailing costs for the joint proxy/prospectus filed on March 29, 1999 of $2 million, system and integration costs of $2 million and severance costs of $4 million.

Net Income (Loss). The Company incurred a net loss of $3.0 million in the twenty-six weeks ended July 31, 1999 compared to a net income of $5.7 million during the same period last year. The loss was caused by the $25.7 million one-time Camelot merger charge. Excluding the one-time merger charge, the resultant increase in net income is due to the increase in gross margin and the leveraging of selling, general and administrative expenses. The after-tax effect of the $25.7 million Camelot merger charge reduced earnings from $0.22 per share to a loss of $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Cash generated from operations is the Company's primary source of liquidity. The Company had unused lines of credit aggregating $100 million at July 31, 1999.

The Company's working capital at July 31, 1999 was $260.0 million and its ratio of current assets to current liabilities was 2.1 to 1.0. During the twenty-six weeks ended July 31, 1999, the Company's net cash used by operations was $23.1 million, compared to $84.4 million in the same period of 1998. The most significant uses of cash for operating purposes were $30 million in payments for income taxes and a $24.4 million reduction in accounts payable.

Capital Resources. On April 22, 1999, the Company acquired by merger Camelot Music Holdings, Inc., a Delaware corporation ("Camelot") by issuing 1.9 shares of the Company's common stock in exchange for each share of Camelot's outstanding common stock. Upon consummation of the merger, Camelot became a wholly-owned subsidiary of the Company. The Company gained an additional 483 stores and 2.1 million square feet of selling space, as a result of the merger.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES(continued)

The merger was accounted for as a tax-free pooling-of-interests. All financial and per share information for prior periods have been restated to reflect the results of the combined company.

During the twenty-six weeks ended July 31, 1999, the Company had capital expenditures of $22.3 million. $8.8 million of the total capital expenditures made so far this year were for upgrading the point-of-sale register system in the Camelot stores. During the first half of 1998, the Company opened 10
stores,	relocated 10 stores and closed 29 stores.

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

         - third-party compliance tracking is complete; and

         - verification of embedded chip ("non-IT") system readiness for Year 2000 compliance is complete.

The Company's Year 2000 issue remediation process includes the following phases:
Awareness, Assessment, Renovation, Validation, and Implementation. As indicated above, all phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing key Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase included contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with the Company's software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for the Company systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. For the Renovation phase, all core IT system programming modifications have been completed by the Company's systems development staff. The system programming modifications included upgrading the distribution, inventory management and accounting systems and installation of new Year 2000 compliant POS registers and software. Installation of the new POS system and software in the Trans World stores was completed during the second quarter of fiscal 1998. This POS system was installed in the recently acquired Camelot stores during the second quarter of fiscal 1999. Replacements for the other (non-core) IT systems are being implemented on schedule. The non-core IT systems being replaced include a system for tracking the opening of new stores and a system for managing lease payments. Activities in the Validation and Implementation phases included formal systems testing for both IT and non-IT systems. The Company processed daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing was completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000. As a result of the formal systems testing, a minimal amount of remediation work is required to upgrade or modify programming on non-core applications. All remaining work will be performed by the Company's system development staff.

The Company previously evaluated the pre-merger Year 2000 compliance efforts of Camelot Music and determined that third party compliance tracking and verification of non-IT system readiness for Year 2000 compliance needed to be completed. During the second quarter of fiscal 1999 the Core IT systems, including inventory management, accounting and POS were replaced by Trans World systems which were evaluated as part of the Company's Validation and Implementation phases. Additionally, those Camelot systems that were not replaced, including the systems used in the Canton distribution center, were tested to validate the vendor compliance representations.

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

YEAR 2000 COMPLIANCE (continued)

everyday operations including inventory management, merchandise distribution, cash management, accounting and financial reporting. The Company utilizes a variety of vendors for its system needs. The Company had discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their merchandise or services with required standards. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company performed testing to validate the vendor representations. In the normal course of business, the Company replaced its POS register system with a Year 2000 compliant system during 1998. Preliminary contingency plans for failure of internal systems include implementing manual procedures such as the use of manual merchandise picking and shipping to replace automated distribution center equipment.

External risks are represented by the fact that the Company utilizes approximately 2,700 different suppliers in the normal course of its business. Five major merchandise vendors account for approximately 73% of all purchases. Additionally, 50 other merchandise vendors account for nearly 15% of purchases. The Company is also dependent on financial institutions for consolidation of cash collections, and for cash payments. Although the Company uses its own trucks for shipment of merchandise to approximately 20% of its stores, the Company does rely on a number of trucking companies for the remainder of its merchandise distribution. Evaluation of the Company's vendors' Year 2000 readiness began in the fourth quarter of 1998, and was completed during the second quarter of fiscal 1999. After completion of the assessment of vendor readiness, contingency plans were developed for all third parties where Year 2000 compliance appears to be at risk. All contingency plans developed will be re-evaluated during the third and fourth quarter of fiscal 1999 for reasonableness and revision where necessary.

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

The Company's direct costs for its Year 2000 remediation efforts total $568,000 to date, as of July 31, 1999. Anticipated future costs are $153,000 to address Year 2000 issues identified as a result of remediation testing. These costs do not include expenditures made in the normal course of business, during 1997 and 1998, to upgrade its distribution, inventory management and accounting systems, or costs to install new Year 2000 compliant POS registers and software. Future costs will be funded by cash flows generated from operations.

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

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART II. OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders

      A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 9, 1999.

      B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number votes set opposite their name in Column 2 for election as director of the Corporation.

                                                    Column 1     Column 2
          Name of Nominee                           Withheld     Votes for
          -----------------------------------------------------------------
          George W. Dougan                          3,446,955    29,320,488
          Isaac Kaufman                             3,447,255    29,320,188
          Martin Hanaka                             3,447,255    29,320,188


      C) A proposal to institute Trans World Entertainment Corporation's 1999 Employee Stock Option Plan, was approved as follows:

                         FOR-                      16,763,124
                         AGAINST-                   5,862,907
                         ABSTAIN-                      15,998


      D) A proposal to amend Trans World Entertainment Corporation's 1990 Restricted Stock Plan to extend the duration through 2009 was approved as follows:

                         FOR-                      21,245,005
                         AGAINST-                   1,520,983
                         ABSTAIN-                      19,019

                           PART II. OTHER INFORMATION
             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   Item 6 - Exhibits and Reports on Form 8-K



(A)  Exhibits

         Exhibit No.                        Description             Page No.
		 -----------				  ------------------------		--------
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


TRANS WORLD ENTERTAINMENT CORPORATION

September 14, 1999                    By:  /s/ ROBERT J. HIGGINS
                                               Robert J. Higgins
                            Chairman, President and Chief Executive Officer
                                   (Principal Executive Officer)

September 14, 1999                    By:  /s/ JOHN J. SULLIVAN
                                               John J. Sullivan
                                        Senior Vice President-Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer)