Form 10-Q
period 1999-10-30
TRANS WORLD ENTERTAINMENT CORP
filed 1999-12-14
CIK 795212

THIRD QUARTER FILING ON 10-Q

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                          OCTOBER 30, 1999

                                 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
                         FROM ----- TO ------

                  COMMISSION FILE NUMBER:  0-14818

               TRANS WORLD ENTERTAINMENT CORPORATION
       (Exact name of registrant as specified in its charter)

                    NEW YORK                     14-1541629
	  --------------------------------	 ----------------------
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

                   Common Stock, $.01 par value,
       53,039,697 shares outstanding as of November 27, 1999

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



													                  Form 10-Q
                                                                       Page No.
																	  ---------
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Condensed Consolidated Balance Sheets
   October 30, 1999, January 30, 1999
   and October 31, 1998                                                   2

Condensed Consolidated Statements of Income -
   Thirteen Weeks Ended and Thirty-Nine Weeks
   Ended October 30, 1999 and October 31, 1998                            3

Condensed Consolidated Statements of Cash Flows -
   Thirty-Nine Weeks Ended October 30, 1999 and
   October 31, 1998                                                       4

Notes to Condensed Consolidated Financial Statements                      5

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                    7


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                11

Signatures                                                               11

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for share amounts)
                                  (unaudited)

									  October 30,     January 30,   October 31,
ASSETS                                   1999            1999           1998
									  -----------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents          $   86,682      $  139,411    $    24,275
   Merchandise inventory                 495,744         426,078        471,268
   Current deferred tax asset              4,502             633          5,405
   Other current assets                   18,482          15,182         10,939
									  ----------	   --------- 	-----------
      Total current assets               605,410         581,304        511,887
									  ----------	   ---------	-----------
VIDEOCASSETTE RENTAL INVENTORY, net        1,102           1,238          3,672
DEFERRED TAX ASSET                        32,278          29,580         26,524
NET FIXED ASSETS                         141,796         139,124        140,178
OTHER ASSETS                              43,495          47,364         48,663
									  ----------	  ----------	-----------
      TOTAL ASSETS                    $  824,081      $  798,610    $   730,924
									  ----------	  ----------	-----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                   $  313,516      $  220,636    $   243,562
   Notes payable                             ---             ---         14,304
   Accrued expenses and other             26,024          68,597         29,193
   Store closing reserve                     ---             ---          6,580
   Current portion of long-term debt
     and capital lease obligations         5,072           4,802          7,279
   Income taxes payable                      ---          12,734            709
									  ----------	  ----------	-----------
      Total current liabilities          344,612         306,769        301,627
									  ----------	  ----------	-----------

LONG-TERM DEBT, less current portion         ---          20,000         20,000
CAPITAL LEASE OBLIGATIONS, less
 current portion                          19,666          16,065         15,938
OTHER LIABILITIES                         18,541          23,400         20,285
									  ----------	  ----------	-----------
      TOTAL LIABILITIES                  382,819         366,234        357,850
									  ----------	  ----------	-----------

SHAREHOLDERS' EQUITY:
 Preferred stock  ($.01 par value;
  5,000,000 shares authorized;
  none issued)                               ---             ---            ---
 Common stock ($.01 par value;
  200,000,000 shares authorized;
  53,065,264, 52,185,258 and
  52,160,259 shares issued, respectively)    531             522	 		522
 Additional paid-in capital              280,152         271,805        262,820
 Treasury stock, at cost (104,432,
  105,432 and 105,432 shares,
  respectively)                             (386)           (390)          (390)
 Unearned compensation - restricted stock   (376)            (78) 		   (142)
 Retained earnings                       161,341         160,517        110,264
									   ---------	  ----------	-----------
      TOTAL SHAREHOLDERS' EQUITY         441,262         432,376        373,074
									   ---------	  ----------	-----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $ 824,081      $  798,610    $   730,924
									   =========	  ==========    ===========


See Notes to Condensed Consolidated Financial Statements

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                          Thirteen Weeks Ended         Thirty-Nine Weeks Ended
						-------------------------	  --------------------------
                        October 30,   October 31,     October 30,    October 31,
                           1999          1998            1999           1998
						-------------------------	  --------------------------
Sales                   $  275,968    $   270,706     $   840,262    $   784,650
Cost of sales     	       178,987        169,267         535,767        496,986
						----------	  -----------	  -----------	 -----------
Gross profit                96,981        101,439         304,495        287,664
Selling, general and
 administrative expenses    90,576         93,656         276,569        268,123

Costs related to the
 Camelot merger                ---            ---          25,721            ---
					    ----------	  -----------	  -----------	 -----------
Income from operations       6,405          7,783           2,205         19,541
Interest expense (income)     (108)         1,403             784          2,218
						----------	  -----------	  -----------	 -----------
Income before income taxes   6,513          6,380           1,421         17,323

Income tax expense           2,736          2,637      		  597   	   7,845
						----------	  -----------	  -----------	 -----------
NET INCOME              $    3,777    $     3,743     $       824    $     9,478
						==========	  ===========	  ===========	 ===========

BASIC EARNINGS
 PER SHARE				$     0.07    $      0.07     $     0.02     $      0.19
						==========	  ===========	  ===========	 ===========
Weighted average number of
 common shares outstanding  52,775         51,901          52,313         50,833
						==========	  ===========	  ===========	 ===========
DILUTED EARNINGS
 PER SHARE              $     0.07    $      0.07     $      0.02    $      0.18
						==========	  ===========	  ===========	 ===========
Adjusted weighted average
 number of common shares
  outstanding               53,974         53,991          53,177         53,342
						==========	  ===========	  ===========	 ===========

See Notes to Condensed Consolidated Financial Statements



             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                       Thirty-Nine Weeks Ended
													  --------------------------
                                                      October 30,    October 31,
                                                         1999           1998
													  --------------------------
NET CASH USED BY OPERATING ACTIVITIES:                ($  7,680)     ($  83,013)
													-----------     -----------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                (37,067)        (45,603)
   Acquisition of businesses, net of cash acquired					---		   (100,380)
   Disposal of rental inventory, net                        136             427
													-----------     -----------
   Net cash used by investing activities                (36,931)       (145,556)
												    -----------	    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                 ---          77,100
   Proceeds from capital lease                            8,436          12,608
   Payments of long-term debt and capital
    lease obligations                                   (24,565)        (82,455)
   Net increase in revolving line of credit                 ---          25,000
   Proceeds from issuance of common stock                   ---          36,772
   Exercise of stock options                              8,011           2,783
												    -----------	    -----------
   Net cash provided (used) by financing activities      (8,118)         71,808
												    -----------	    -----------

   Net decrease in cash and cash equivalents            (52,729)       (156,761)
   Cash and cash equivalents, beginning of period       139,411         181,036
												    -----------	    -----------
   Cash and cash equivalents, end of period         $    86,682     $    24,275
												    ===========	    ===========

Supplemental disclosure of non-cash investing
 and financing activities:
  Income tax benefit resulting from exercise
   of stock options                               $       1,081     $     6,155
  Issuance of treasury stock under incentive
   stock programs               				             13 			 13
See Notes to Condensed Consolidated Financial Statements


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         October 30, 1999 (unaudited) and October 31, 1998 (unaudited)


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

Note 3.  Depreciation and Amortization

Depreciation and amortization of video cassette rental inventory included in cost of sales totaled $180,000 and $245,000 for the thirteen week periods ended October 30, 1999 and October 31, 1998, respectively. Depreciation and amortization of video cassette rental inventory included in cost of sales totaled $680,000 and $1.0 million for the thirty-nine week periods ended October 30, 1999 and October 31, 1998, respectively.

Depreciation and amortization of fixed assets for the companies' distribution centers is included in the condensed consolidated statements of income in cost of sales and was $410,000 and $407,000 for the thirteen week periods ended October 30, 1999 and October 31, 1998, respectively. For the thirty-nine week periods ended October 30, 1999 and October 31, 1998, depreciation and amortization of fixed assets for the companies' distribution centers included in the condensed consolidated statements of income in cost of sales was $1.2 million in both periods. Depreciation and amortization for the remaining fixed assets is included in Selling, General & Administrative expenses and was $9.4 million and $9.7 million for the thirteen week periods ended October 30, 1999 and October 31, 1998, respectively. Depreciation and amortization included in Selling, General & Administrative expenses was $26.7 million and $23.9 million for the thirty-nine week periods ended October 30, 1999 and October 31, 1998, respectively.

Note 4.  Earnings Per Share

The Company discloses basic earnings per share and diluted earnings per share based on Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the average common shares outstanding plus the weighted average shares that would have been outstanding if the potentially dilutive common shares had been issued for the Company's common stock options from the Company's stock option plans. For the thirteen week periods ended October 30, 1999 and October 31, 1998, the additional potentially dilutive common shares included in the diluted earnings per share were 1.2 million and 2.1 million, respectively. All stock options to purchase shares of common stock which were outstanding

       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   October 30, 1999 (unaudited) and October 31, 1998 (unaudited)
                            (continued)


Note 4.  Earnings Per Share (continued)

during the thirteen week periods ended October 30, 1999 and October 31, 1998, respectively, were included in the computation of diluted earnings per share. For the thirty-nine week periods ended October 30, 1999 and October 31, 1998, the additional potentially dilutive common shares included in the diluted earnings per share calculation were 864,000 and 2.5 million, respectively. All stock options to purchase shares of common stock which were outstanding during the thirty-nine week periods ended October 30, 1999 and October 31, 1998, respectively, were included in the computation of diluted earnings per share.


Note 5.  Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000, and will require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has evaluated the impact of the new rules on the Company's consolidated financial statements and concluded that there will be no impact on its current results of operations or its financial position.

The Accounting Standards Executive Committee's Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998 and effective for fiscal years beginning after December 15, 1998, requires that certain costs of computer software developed or obtained for internal use be capitalized. The Company adopted SOP 98-1 for the fiscal year beginning January 31, 1999. The application of this statement to the Company's consolidated financial statements did not have a material impact on its results of operations or its financial position because a substantial portion of the Company's software is purchased from outside vendors.

The Accounting Standards Executive Committee's Statement of Position 98-5 ("SOP 98-5"), "Accounting for the Costs of Start-up Activities," issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires start-up costs and organization costs to be expensed as incurred. The Company adopted SOP 98-5 for the fiscal year beginning January 31, 1999. The application of this statement to the Company's consolidated financial statements did not have a material impact on its results of operations or its financial position because such costs are already being expensed as incurred.

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


RESULTS OF OPERATIONS

   Thirteen Weeks Ended October 30, 1999 Compared to the Thirteen Weeks Ended
                                October 31, 1998

Sales. The Company's total sales increased 2% to $276.0 million for the thirteen week period ended October 30, 1999, compared to $270.7 million for the same period last year. The increase was primarily attributable to the addition of new stores and a comparable store sales increase of 1%. Comparable store sales for the recently acquired Camelot stores decrease 4%, while comparable store sales excluding the Camelot stores increased 5%.

Gross Profit. Gross profit, as a percentage of sales, decreased to 35.1% for the thirteen week period ended October 30, 1999 compared to 37.5% for the same period in 1998. The decrease is primarily due to higher shrink results in the recently acquired Camelot stores. The Company has taken action to reduce shrink at the Camelot stores, including implementing policies and procedures which have successfully kept shrink at reduced levels in the existing Trans World stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, expressed as a percentage of sales, decreased from 34.6% to 32.8% in the thirteen week period ended October 30, 1999 when compared to the same period in 1998. The improvement is primarily due the reduction of administrative expenses resulting from the acquisition of Camelot.

Interest Expense (Income). Net interest income was $108,000 in the thirteen week period ended October 30, 1999 compared to net interest expense of $1.4 million in 1998. The improvement in interest is due to the reduction in long-term debt and increased income from invested cash balances.

Income Tax Expense. The Company's effective tax rate increased to 42.0% for the thirteen week period ended October 30, 1999 from 41.3% for the thirteen week period ended October 31, 1998. The increase is due to the Company incurring non-deductible expenses related to the Camelot acquisition.

Net Income. The Company increased its net income to $3.8 million for the thirteen weeks ended October 30, 1999 from net income of $3.7 million for the same period in 1998. The improved bottom line performance is attributable to the increased sales, reduced S,G&A expenses and improved interest income, partially offset by the decrease in gross margin.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Management's Discussion	and Analysis of Financial Condition and
                             Results of Operations
                                  (continued)

RESULTS OF OPERATIONS (continued)

Thirty-Nine Weeks Ended October 30, 1999 Compared to the Thirty-Nine Weeks Ended
                                October 31, 1998

Sales. The Company's total sales increased 7% to $840.3 million for the thirty-nine week period ended October 30, 1999 compared to $784.6 million for the same period last year. Comparable store sales increased 1%. Comparable store sales for the recently acquired Camelot stores decreased 3%, while the comparable store sales for the remaining stores excluding Camelot increased 5%.

Gross Profit. Gross profit as a percentage of sales decreased to 36.2% in the thirty-nine week period ended October 30, 1999 compared to 36.7% for the same period in 1998. The decrease is due to higher shrink results in the recently acquired Camelot stores. The Company has taken action to reduce shrink at the Camelot stores, including implementing policies and procedures which have succesfully kept shrink at reduced levels in the existing Trans World stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A"), as a percentage of sales, decreased to 32.9% in the first thirty-nine weeks of 1999 from 34.1% in the first thirty-nine weeks of 1998. The improvement is primarily due to the leveraging of operating expenses on higher sales and the reduction of administrative expenses resulting from the acquisition of Camelot.

Costs related to the Camelot merger. A one-time pre-tax charge of $25.7 million for costs related to the merger with Camelot was taken in the thirty-nine week period ended October 30, 1999. The charge includes a write-off of redundant assets between the two companies of $8 million, investment banking fees and other professional costs of $10 million, printing and mailing costs for the joint proxy/prospectus filed on March 29, 1999 of $2 million, system and integration costs of $2 million and severance costs of $4 million.

Interest Expense. Net interest expense was $784,000 in the thirty-nine week period ended October 30, 1999 compared to $2.2 million for the thirty-nine week period ended October 31, 1998. The decrease in interest expense is due to the reduction in long-term debt and increased income from invested cash balances.

Income Tax Expense. The Company's effective tax rate decreased to 42.0% for the thirty-nine week period ended October 30, 1999 from 45.3% for the thirty-nine week period ended October 31, 1998. The Company's 1998 tax rate was impacted by non-deductible expenses for the issuance of stock options. During 1999, the Company's effective tax rate was impacted by the non-deductibility of certain expenses related to the Camelot merger.

Net Income. The Company had net income of $824,000 in the thirty-nine week period ended October 30, 1999 compared to net income of $9.5 million during the same period last year. The decrease in net income was caused by the $25.7 million one-time Camelot merger charge. Excluding the one-time merger charge, the resultant increase in net income is due to the increase in sales and the leveraging of S,G&A expenses. The after-tax effect of the $25.7 million Camelot merger charge reduced earnings from $0.29 per diluted share to $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Cash generated from operations is the Company's primary source of liquidity. The Company had unused lines of credit aggregating $100 million at October 30, 1999.

The Company's working capital at October 30, 1999 was $260.8 million and its ratio of current assets to current liabilities was 1.8 to 1.0. During the thirty-nine week period ended October 30, 1999, the Company's net cash used by operations was $7.9 million, compared to $83.0 million in the same period of 1998. The most significant uses of cash for operating purposes were a $69.7 million increase in inventory and a $42.6 million reduction in accrued expenses, partially offset by a $92.9 million increase in accounts payable.

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

During the thirty-nine week period ended October 30, 1999, the Company had capital expenditures of $37.1 million. $8.8 million of the total capital expenditures made so far this year were for upgrading the point-of-sale register system in the Camelot stores. During the thirty-nine week period ended October 30, 1999, the Company opened 31 stores, relocated 25 stores and closed 64 stores.

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

The Company's Year 2000 issue remediation process included the following phases:
Awareness, Assessment, Renovation, Validation, and Implementation. As indicated above, all phases are complete. The Awareness phase included establishing an internal Year 2000 committee, interviewing key Company personnel at all levels, including those at the stores, distribution center and home office, and vendor compliance tracking. Activities in the Assessment phase included contacting merchandise vendors regarding their Year 2000 remediation activities, discussions with the Company's software vendors and service providers, identification of all source code and all imbedded chip logic that could contain date logic, analyzing source codes for the Company systems identifying each individual occurrence of date logic, and simulating the Year 2000 environment by rolling forward the date in test files of its principal IT systems. For the Renovation phase, all core IT system programming modifications have been completed by the Company's systems development staff. The system programming modifications included upgrading the distribution, inventory management and accounting systems and installation of new Year 2000 compliant POS registers and software. Installation of the new POS system and software in the Trans World stores was completed during the second quarter of fiscal 1998. This POS system was installed in the recently acquired Camelot stores during the second quarter of fiscal 1999. Replacements for the other (non-core) IT systems are being implemented on schedule. The non-core IT systems being replaced include a system for tracking the opening of new stores and a system for managing lease payments. Activities in the Validation and Implementation phases included formal systems testing for both IT and non-IT systems. The Company processed daily, weekly and monthly transactions on the main corporate IT systems platform, IBM AS/400. The compliance testing was completed in a dedicated environment within the AS/400 to assure acceptance of all transactions in the year 2000. As a result of the formal systems testing, a minimal amount of remediation work is required to upgrade or modify programming on non-core applications. All remaining work is being completed by the Company's system development staff and will be completed by December 31, 1999.

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

The Company is exposed to both internal and external Year 2000 risks. Internal risks exist due to the Company's dependence on its IT and non-IT systems. The Company is dependent on its IT and non-IT systems for many of its

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                  (continued)

YEAR 2000 COMPLIANCE (continued)

everyday operations including inventory management, merchandise distribution, cash management, accounting and financial reporting. The Company utilizes a variety of vendors for its system needs. The Company had discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their merchandise or services with required standards. Although the majority of these vendors represent that their products are Year 2000 compliant, the Company performed testing to validate the vendor representations. Contingency plans for failure of internal systems include implementing manual procedures.

External risks are represented by the fact that the Company utilizes approximately 2,700 different suppliers in the normal course of its business. Five major merchandise vendors account for approximately 71% of all purchases. Additionally, 50 other merchandise vendors account for nearly 15% of purchases. The Company is also dependent on financial institutions for consolidation of cash collections, and for cash payments. Although the Company uses its own trucks for shipment of merchandise to approximately 20% of its stores, the Company does rely on a number of trucking companies for the remainder of its merchandise distribution. Evaluation of the Company's vendors' Year 2000 readiness began in the fourth quarter of 1998, and was completed during the second quarter of fiscal 1999. After completion of the assessment of vendor readiness, contingency plans were developed for all third parties where Year 2000 compliance appears to be at risk.

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

The Company's direct costs for its Year 2000 remediation efforts total $721,000 to date, as of October 30, 1999. All costs to address Year 2000 issues identified as a result of remediation testing have been paid. These costs do not include expenditures made in the normal course of business, during 1997 and 1998, to upgrade its distribution, inventory management and accounting systems, or costs to install new Year 2000 compliant POS registers and software.

     PART II. OTHER INFORMATION TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES Item 6 - Exhibits and Reports on Form 8-K



(A) Exhibits

             Exhibit No. Description                                    Page No.
			 ----------- -----------									--------
	            10.2	 Form of Restricted Stock Agreement dated		   12
                      	 9/27/99 between the Company and Michael
                       	 Madden, President.

                 27 	 Financial Data Schedule						   N/A
                         electronic filing only)


(B) Reports on Form 8-K - None

Omitted from this part II are items which are not applicable or to which the answer is negative to the periods covered.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANS WORLD ENTERTAINMENT CORPORATION

December 14, 1999 By:  /s/ ROBERT J. HIGGINS
					  ----------------------
						Robert J. Higgins
						Chairman and Chief Executive Officer
                        (Principal Executive Officer)

December 14, 1999 By:  /s/ JOHN J. SULLIVAN
					  ---------------------
						John J. Sullivan Senior Vice
                        President-Finance and Chief Financial Officer (Principal Accounting Officer)