Form 10-K
period 2000-01-29
TRANS WORLD ENTERTAINMENT CORP
filed 2000-04-28
CIK 795212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --
                             SECURITIES EXCHANGE ACT


           FOR THE TRANSITION PERIOD FROM ............ TO ............

                         COMMISSION FILE NUMBER: 0-14818

                      TRANS WORLD ENTERTAINMENT CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                    14-1541629
                 --------                                    ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
   or organization)                                           Number)


                               38 Corporate Circle
                             Albany, New York 12203
                             ----------------------
          (Address of principal executive offices, including zip code)

                                 (518) 452-1242
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of April 26, 2000, 48,356,304 shares of the Registrant's Common Stock, excluding 5,104,432 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $10.25 on the NASDAQ National Market on April 26, 2000, was approximately $372,876,080. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 24.8% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

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

The Company operates a chain of retail entertainment stores and an e-commerce site in a single industry segment. Sales were $1.36 billion during the fiscal year ended January 29, 2000 (referred to herein as "1999"). The Company is one of the largest specialty retailers of compact discs, prerecorded audio cassettes, prerecorded videocassettes, digital versatile discs ("DVDs") and related accessories in the United States. At January 29, 2000, the Company operated 967 stores totaling approximately 4.9 million square feet in 44 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with the majority of the stores concentrated in the Eastern half of the United States. The Company's business is seasonal in nature, with the peak selling period being the Christmas holiday season in the Company's fourth fiscal quarter.

On April 22, 1999, the Company merged with Camelot Music Holdings, Inc. ("Camelot"). The Company exchanged 1.9 shares of its common stock for each share of Camelot common stock. The Company issued approximately 19.3 million shares of its common stock in exchange for all outstanding Camelot common stock. The transaction was accounted for as a pooling-of-interests. Accordingly, prior period consolidated financial statements have been restated to include combined results of operations, financial position and cash flows of Camelot as though it had been a part of the Company since Camelot's adoption of "fresh-start" accounting on January 31, 1998.

The Company's principal executive offices are located at 38 Corporate Circle, Albany, New York, 12203, and its telephone number is (518) 452-1242.

STORE CONCEPTS

The Company offers a broad selection of music and video titles at competitive prices in convenient, attractive stores. The Company has a number of distinct store concepts to take advantage of real estate opportunities and to satisfy varying consumer demands.

  MALL STORES

The Company's mall stores include five concepts, all of which are designed to offer consumers an exciting shopping experience. The mall stores emphasize a strong in-store marketing message, and a broad merchandise selection to attract the casual impulse buyer.

FULL-LINE MUSIC STORES. The Company's full-line mall stores are located in large, regional shopping malls and operate under the trade names of Record Town, Camelot Music or The Wall. There were 572 such stores at January 29, 2000. This concept utilizes an average space of approximately 4,300 square feet with certain stores ranging in excess of 10,000 square feet. Camelot Music and The Wall stores were acquired as part of the Camelot acquisition.

SATURDAY MATINEE STORES. These stores are dedicated to the sale of prerecorded video merchandise and related accessories. These stores are located in large, regional shopping malls and average 2,200 square feet in size. There were 38 such locations in operation at January 29, 2000.

COMBINATION STORES. At January 29, 2000, the Company operated 92 combination Record Town/Saturday Matinee stores. The combination store concept occupies an average of 8,300 square feet. These stores share common storefronts and offer the consumer an exciting combination of music and video merchandise in one store location. The Company believes that the combination of the two concepts creates a marketing synergy by attracting different target customers.

FOR YOUR ENTERTAINMENT STORES. At January 29, 2000, the Company operated 12 F.Y.E. stores. These stores carry a broad assortment of music and video merchandise and an extensive selection of games, portable electronics, accessories and boutique items, as well as a game arcade. This format makes the traditional superstore experience available to shopping mall consumers. This format is designed to be a semi-anchor or destination location in major regional malls. The F.Y.E. concept occupies an average of 24,000 square feet.

SPECIALTY MUSIC STORES. The specialty music concept is also located in large, regional shopping malls, but contrasts with full-line music stores in that they carry a less diverse merchandise selection. These stores, 9 of which were in operation at January 29, 2000, are generally operated under the name Tape World. The specialty mall stores operate in approximately 1,200 square feet. The Company's strategy is to reposition and expand these stores into Record Town stores or combination stores as opportunities become available.

  FREESTANDING STORES

The Company's freestanding concept included 243 stores in operation at January 29, 2000, which primarily operate under the names Coconuts, Strawberries Music and Spec's Music. These stores are designed for freestanding, strip center and downtown locations in areas of high population density. These stores occupy an average space of approximately 5,200 square feet, and carry an extensive merchandise assortment. The Spec's Music stores were acquired as part of the Camelot acquisition. The Company's freestanding stores include 10 video rental stores operating under the name Movies Plus.

The Company also operates "Planet Music," a 31,000 square foot, freestanding superstore in Virginia Beach, VA. The store offers an extensive catalog of music, video and other related merchandise.

  E-COMMERCE

During 1998, the Company established a subsidiary to develop a strategy to conduct business on the Internet. In November 1998, the Company officially launched TWEC.COM, its Internet commerce site. TWEC.COM is the on-line hub for Trans World Entertainment's retail stores. With worldwide distribution spanning 16 countries in addition to the United States, the site features all of the music CDs and cassettes, video games, DVD and VHS home videos that are available at its retail stores, and more. The Company's strategy is to develop a profitable e-commerce business by establishing marketing, selling and customer service capabilities that take advantage of the synergies between its retail stores and its e-commerce site. The Company markets its e-commerce site through the same advertising and marketing channels used for its retail stores, as well as through strategic alliances with well-known Internet companies, such as Yahoo! and Real Networks. Customers can return on-line purchases at retail store locations. The Company currently fulfills its on-line sales through a third party and plans to provide its own fulfillment by the third quarter of fiscal 2000.

MERCHANDISE

The Company's stores offer a full assortment of compact discs, prerecorded audio cassettes, prerecorded video, DVDs and related accessories. Sales by merchandise category as a percent of total sales over the past three years were as follows:


                                                     ----------------------------------------------
                                                        JANUARY 29,     JANUARY 30,    JANUARY 31,
                                                               2000            1999           1998
                                                     ----------------------------------------------

         Compact discs                                   67.0%           64.3%          55.5%

         Prerecorded audio cassettes                      9.5            12.2           14.2

         Singles                                          2.9             3.6            4.3

         Prerecorded video                               11.2            10.3           16.3

         Other                                            9.4             9.6            9.7
                                                     ----------------------------------------------
         TOTAL                                          100.0%          100.0%         100.0%
                                                     ----------------------------------------------


PRERECORDED MUSIC. The Company's music stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from five major manufacturers. Music categories include rock, pop, rap, soundtracks, alternative, Latin, urban, heavy metal, country, dance, vocals, jazz and classical. Merchandise inventory is generally classified for inventory management purposes in three groups: "hits", which are the best selling new releases, "fast moving", which are the top 1,000 titles with the highest rate of sale in any given month, and "catalog", which are items that customers purchase to build their collections.

PRERECORDED VIDEO. The Company offers prerecorded video cassettes and DVDs for sale in a majority of its stores. In 1999, DVD sales were 22% of the Company's total video sales. The Company believes that the DVD player will gradually replace VCRs as the DVD technology becomes more affordable and accessible. Paul Kagan Associates, an entertainment/media research firm, estimated that more than 2 million households owned a DVD player by the end of 1999 and as many as 43 million households will own a DVD player by the end of 2008. The Company plans to capitalize on this trend by making DVDs increasingly available in its stores.

OTHER MERCHANDISE. The Company stocks and promotes brand name blank audio cassette and videocassette tapes as well as accessory merchandise for compact discs, audio cassettes and videocassettes, including maintenance and cleaning products, storage cases, portable electronics, headphones and video games.

ADVERTISING

The Company makes extensive use of in-store signs and also pursues a mass-media marketing program for its freestanding stores through advertisements in newspapers, radio, and television. Most of the vendors from whom the Company purchases merchandise offer their customers advertising allowances to promote their merchandise.

INDUSTRY AND COMPETITIVE ENVIRONMENT

According to the Recording Industry Association of America, the U.S. retail music market was approximately $14.6 billion in 1999. According to Paul Kagan Associates, the video sell-through market, including VHS and DVD, totaled an estimated $9.5 billion in 1999 and is expected to grow at a compounded annual rate of 8.6% through 2003. The retail home entertainment industry is highly competitive. The Company's retail stores compete primarily with other specialty retail music and video chains (e.g. Musicland, Wherehouse Entertainment and Tower Records), as well as mass merchants (e.g. Wal-Mart, K-Mart, Target), book stores (e.g. Barnes and Noble, Borders) and consumer electronics stores (e.g. Best Buy, Circuit City), some of which may have greater financial or other resources than the Company. The recent trend in the consolidation of specialty retailers included not only the Company's acquisitions of Camelot Music Holdings, Inc. and Strawberries, Inc., but also Camelot's previous acquisition of The Wall and Spec's Music, as well as the acquisition of Blockbuster Music by Wherehouse Entertainment, Inc.

The Company also competes with mail order clubs (e.g. BMG Music and Columbia House) and Internet companies (e.g. Amazon.com and CDnow.com). In addition, a uniform format is being developed that will enable music companies to sell their products via direct Internet download. The Company believes that sales via the Internet will continue to become more significant over time. The Company launched its Internet commerce site in the late fall of 1998.

SEASONALITY

The Company's business is highly seasonal, with the fourth quarter constituting the Company's peak selling period. In fiscal 1999, the fourth quarter accounted for approximately 38% of annual sales and 79% of net income, excluding the one-time Camelot merger charge. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to supplement its permanent store sales staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter, including as a result of merchandise delivery delays due to receiving or distribution problems, the Company's operating results, particularly operating and net income, could be adversely affected. Quarterly results can be affected by the timing and strength of new releases, the timing of holidays, new store openings and the sales performance of existing stores.

DISTRIBUTION AND MERCHANDISE OPERATIONS

The Company's two distribution facilities use certain automated and computerized systems designed to manage merchandise receipt, storage and shipment. Store inventories of regular merchandise are replenished using daily merchandise sales information that is transmitted to the Company's central computer system from each store after the close of the business day. Shipments from the facilities to the Company's stores are made at least once a week and currently provide approximately 77% of all merchandise requirements. The balance of the stores' requirements is satisfied through direct shipments from manufacturers.

Company-owned trucks service approximately 21% of the Company's stores. The balance is serviced by several common carriers chosen on the basis of geography and rate considerations. The Company does not have any contractual arrangements with common carriers. The Company's sales volume and centralized merchandise distribution facilities enable them to take advantage of transportation economies.

The Company believes that its existing distribution centers are adequate to meet the Company's planned business needs.

SUPPLIERS AND PURCHASING

The Company purchases inventory from approximately 500 suppliers. Approximately 73% of purchases in fiscal 1999 were made from five suppliers:
WEA (Warner/Electra/Atlantic Corp.), Sony Music, Universal Distribution, BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution). As is typical in this industry, the Company does not have material long-term purchase contracts and deals with its suppliers principally on an order-by-order basis. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. The Company also expects to continue to pass on to customers any price increases imposed by the suppliers of prerecorded music and video.

The Company produces store fixtures for its new and existing stores in its manufacturing facility located in Johnstown, New York. The Company believes that its costs of production are lower than purchasing from an outside manufacturer.

TRADE CUSTOMS AND PRACTICES

Under current trade practices with four of the five largest suppliers, retailers of compact discs and prerecorded audio cassettes are entitled to return merchandise they have purchased for other titles carried by these suppliers; however, the returns are subject to merchandise return penalties. The remaining supplier continues to accept merchandise returns, and recently changed its policy on merchandise returns to eliminate return penalties on the majority of its merchandise. This return practice permits the Company to carry a wider selection of music titles and reduce the risk of obsolete inventory. Most manufacturers and distributors of prerecorded video offer return privileges comparable to those with prerecorded music, but without merchandise return penalties. Except for the one large merchandiser mentioned above, merchandise return policies have not changed significantly during the past five years. Historically, the Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

EMPLOYEES

As of January 29, 2000, the Company employed approximately 10,300 associates, of whom 4,300 were employed on a full-time basis. The remainder were employed on a part-time or temporary basis. The Company hires seasonal sales associates during peak seasons to assure continued levels of customer service. Store managers report to district managers, who, in turn, report to a regional manager. Store managers, district managers and regional managers may be eligible to receive incentive compensation based on the profitability of stores for which they are responsible. None of the employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees. Increases in the minimum wage have had a significant effect on the Company's compensation expense in prior years. Future increases in the minimum wage may have an adverse effect on the Company's results of operations and financial condition.

RETAIL INFORMATION SYSTEMS

The Company utilizes an IBM AS/400 computer system for the majority of its information processing. The system processes sales, inventory, accounting, payroll, telecommunications and other operating information. During fiscal 1998 and 1999, the Company completed a chain-wide rollout of a new point-of-sale system. This system has improved customer service while increasing the accuracy of perpetual inventory records at the store level. Features of the system include enhanced inventory management functions, including merchandise receiving and returns, and the ability to lookup, by SKU, a store's current in-stock inventory position. Additionally, the system facilitates streamlined checkout procedures and daily electronic communication between stores, the corporate offices and field management.

YEAR 2000

To date, the Company has not experienced any significant business disruptions and has had no delays in receiving product from its suppliers as a result of the Year 2000. While the risks associated with Year 2000 readiness peaked with the change of the date from December 31, 1999 to January 1, 2000, there is a risk that a Year 2000 related issue could surface within the year. The Company plans to devote the necessary resources to resolve any Year 2000 issues in a timely manner. However, if third parties upon which the Company relies fail to adequately address any of their Year 2000 problems, it could disrupt the Company's business. In the most reasonably likely worst case scenarios, the Company could experience delays in receiving product from vendors, shipping product to stores, accessing various types of information or communicating effectively with financial institutions or vendors.

The Company's Year 2000 readiness process for its internal systems was substantially complete by the third quarter of 1999. Incremental costs of addressing the Year 2000 issue, which have totaled approximately $721,000, were charged to expense as incurred. The Company primarily utilized internal resources for the completion of Year 2000 remediation.

ITEM 2.  PROPERTIES

RETAIL STORES

At January 29, 2000, the Company operated 967 retail locations. All of the Company's retail stores are under operating leases with various terms and options. Substantially all of the stores provide for payment of fixed monthly rentals, a percentage of gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes, insurance and utilities. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of January 29, 2000:

                                              # of                                         # of
                      YEAR                   LEASES                  YEAR                 LEASES
                      ----                   ------                  ----                 ------
                      2000                     184                   2004                  146

                      2001                     116                   2005                   65

                      2002                     99                    2006                   31

                      2003                     133          2007 & Beyond                  193

The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations.

CORPORATE OFFICES AND DISTRIBUTION CENTER FACILITIES

The Company leases its Albany, New York distribution facility and corporate office space from its largest shareholder and Chief Executive Officer under three capital leases that extend through the year 2015. All three leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. Under such leases, the Company pays all property taxes, insurance and maintenance. The office portion of the facility is comprised of approximately 40,300 square feet. The distribution center portion is comprised of approximately 128,100 square feet. The Company owns its 236,600 square foot distribution center and 59,200 square feet of commercial office space in North Canton, Ohio.

The Company leases an 82,000 square foot facility in Johnstown, New York, where it manufactures its store fixtures. The operating lease expires in December 2000. The Company also leases 20,700 square feet of commercial office space in Albany, New York. There is currently no written lease for this facility.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of its business, including pre-petition assessments by the Internal Revenue Service ("IRS") aggregating approximately $7.9 million and relating to Camelot's corporate-owned life insurance program. No judgment has been rendered regarding these IRS assessments as of January 29, 2000. A trial to decide the matter began in March 2000 in the Federal District Court for the District of Delaware. A decision is expected to be rendered in the third or fourth quarter of fiscal 2000. In the event that a judgment is rendered against the Company in the full amount of the proposed assessment, the Company's results of operations would be materially adversely affected with a charge to earnings of approximately $7.9 million plus interest since January 1998. In the opinion of management, the IRS assessments and all other claims, legal actions and complaints are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION. The Company's Common Stock trades on The NASDAQ Stock Market under the symbol "TWMC." As of January 29, 2000, there were approximately 6,900 shareholders of record. The following table sets forth high and low last reported sale prices, adjusted for stock splits, for each fiscal quarter during the period from February 1, 1998 through April 26, 2000.

                                                      CLOSING
                                                       SALES
                                                      PRICES

                                                 High         Low
                             1998
                  1st Quarter                    $21.96     $ 16.00
                  2nd Quarter                     29.58       18.25
                  3rd Quarter                     26.75       11.33
                  4th Quarter                     24.38       13.25


                             1999
                  1st Quarter                    $15.75      $ 9.63
                  2nd Quarter                     15.25       10.44
                  3rd Quarter                     13.13       10.19
                  4th Quarter                     12.25        9.25


                             2000
                  1st Quarter (through
                      April 26, 2000)            $10.69      $ 9.25

On April 26, 2000, the last reported sale price on the Common Stock on the NASDAQ National Market was $10.25.

Options for the Company's Common Stock trade on the Chicago Board Options Exchange.

DIVIDEND POLICY: The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. Such dividends would be restricted to ten percent of the most recent fiscal year's consolidated net income and could only be paid if, after any payment of dividends, the Company maintains $25 million of availability under the credit agreement. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the board of directors of the Company may consider.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company and gives retroactive effect to the acquisition of Camelot for the periods subsequent to its "fresh-start reporting" on January 31, 1998, upon its reemergence from bankruptcy. The acquisition was accounted for using the pooling-of-interests method of accounting. The selected income statement and balance sheet data for the five fiscal years ended January 29, 2000 set forth below are derived from the audited consolidated financial statements of the Company. Each fiscal year of the Company consisted of 52 weeks except the fiscal year ended February 3, 1996, which consisted of 53 weeks. All share and per share amounts have been adjusted for stock splits. The information is only a summary and should be read in conjunction with the Company's audited consolidated financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                    FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                             JANUARY 29,   JANUARY 30,  JANUARY 31,  FEBRUARY 1,  FEBRUARY 3,
                                                2000          1999         1998         1997         1996
                                            -------------------------------------------------------------------
         INCOME STATEMENT DATA:                      (in thousands, except per share and store data)
         Sales                                  $1,358,132   $1,282,385     $571,314     $481,657     $517,046
         Cost of sales                             858,588      796,311      361,422      308,952      347,554
                                            -------------------------------------------------------------------
         Gross profit                              499,544      486,074      209,892      172,705      169,492
         Selling, general and
           administrative expenses                 371,998      372,886      170,834      150,218      168,313
         Camelot  merger-related costs (1)          25,473          ---          ---          ---          ---
         Asset impairment charge and
            restructuring charge
            (reversal), net (2)                        ---        1,537          ---          ---       24,204
                                            -------------------------------------------------------------------
         Income (loss) from operations             102,073      111,651       39,058       22,487     (23,025)
         Interest expense                            3,496        4,989        5,148       12,110       15,201
         Other expenses (income), net              (4,086)      (2,221)        (153)      (1,343)        (979)
                                            -------------------------------------------------------------------
         Income (loss) before income
           taxes                                   102,663      108,883       34,063       11,720     (37,247)
         Income tax expense (benefit)               41,270       47,873       13,489        4,618     (13,431)
                                            -------------------------------------------------------------------
         Net income (loss)                         $61,393      $61,010      $20,574       $7,102    ($23,816)
                                            ===================================================================
         Basic earnings (loss) per share             $1.17        $1.19        $0.70        $0.24      ($0.82)
                                            ===================================================================
         Weighted average number
           of shares outstanding-basic              52,457       51,105       29,483       29,271       29,178
                                            ===================================================================
         Diluted earnings (loss) per share           $1.15        $1.14        $0.66        $0.24      ($0.82)
                                            ===================================================================
         Weighted average number
           of shares outstanding-diluted            53,354       53,530       31,032       29,697       29,178
                                            ===================================================================

         BALANCE SHEET DATA: (AT THE END OF THE PERIOD)
         Working capital                          $303,562     $274,535      $88,974      $80,368     $78,773
         Total assets                              956,410      798,610      374,019      311,610     391,888
         Current portion of long-term
           obligations                               5,311        4,802           99        9,557       3,420
         Long-term obligations                      19,461       36,065       41,409       50,490      60,364
         Shareholders' equity                      494,173      432,376      124,522      102,919      95,661

         OPERATING DATA:
         Store Count (open at end of period):
              Mall stores                              723          741          340          357         379
              Freestanding stores                      244          247          199          122         163
                                            ------------------------------------------------------------------
              Total stores                             967          988          539          479         542

         Comparable store sales increase
           (decrease)  (3)                            2.0%         7.5%        10.2%         3.6%      (3.5)%
         Total square footage (in thousands)         4,913        4,693        2,442        2,008       2,140

(1) THE CAMELOT MERGER-RELATED COSTS INCLUDED THE WRITE-OFF OF THE BOOK VALUE OF RETIRED ASSETS, PROFESSIONAL FEES ASSOCIATED WITH THE COMPLETION OF THE MERGER, SEVERANCE COSTS, JOINT PROXY PRINTING AND DISTRIBUTION COSTS, AND REGULATORY FILING FEES.

(2) THE ASSET IMPAIRMENT CHARGE AND RESTRUCTURING CHARGE (REVERSAL), NET, DURING THE YEAR ENDED JANUARY 30, 1999, INCLUDED AN ASSET IMPAIRMENT CHARGE OF $3.7 MILLION TO WRITE DOWN THE CARRYING AMOUNT OF CERTAIN FIXED ASSETS AT STORES, PRIMARILY LEASEHOLD IMPROVEMENTS, AND THE ONE-TIME REVERSAL OF THE REMAINING BALANCE OF $2.2 MILLION IN THE STORE CLOSING RESERVE ORIGINALLY ESTABLISHED DURING THE FISCAL YEAR ENDED FEBRUARY 3, 1996. SEE NOTES 1 AND 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS. DURING THE YEAR ENDED FEBRUARY 3, 1996, IT INCLUDED THE WRITE-DOWN OF ASSETS, ESTIMATED CASH PAYMENTS TO LANDLORDS FOR THE EARLY TERMINATION OF OPERATING LEASES, EARLY TERMINATION BENEFITS AND ESTIMATED PROFESSIONAL FEES. INVENTORY-RELATED COSTS, INCLUDING THE COST OF RETURNING MERCHANDISE AFTER THE STORE CLOSES, ARE INCLUDED IN COST OF SALES

(3) A STORE IS INCLUDED IN COMPARABLE STORE SALES CALCULATIONS AT THE BEGINNING OF ITS 13TH FULL MONTH OF OPERATION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's merchandise, including the entry or exit of non-traditional retailers of the Company's merchandise to or from its markets; the release by the music industry of an increased or decreased number of "hit releases," general economic factors in markets where the Company's merchandise is sold, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of sales:


                                                                Fiscal Year Ended
                                                      --------------------------------------
                                                       January 29, January 30,  January 31,
                                                          2000        1999         1998
                                                      --------------------------------------

         Sales                                              100.0%      100.0%       100.0%
         Gross profit                                        36.8%       37.9%        36.7%
         Selling, general and
           administrative expenses                           27.4%       29.1%        29.9%
         Camelot merger-related costs                         1.9%         ---          ---
         Restructuring charge reversal and
           impairment charge, net                              ---        0.1%          ---
                                                      --------------------------------------
         Income from operations                               7.5%        8.7%         6.8%
         Interest expense                                     0.3%        0.4%         0.8%
         Other expenses (income), net                       (0.3)%      (0.2)%         0.0%
                                                      --------------------------------------
         Income before income taxes                           7.5%        8.5%         6.0%
         Income tax expense                                   3.0%        3.7%         2.4%
                                                      --------------------------------------

         Net income                                           4.5%        4.8%         3.6%
                                                      ======================================

         Change in comparable store sales                     2.0%        7.5%        10.2%
                                                      ======================================


                   FISCAL YEAR ENDED JANUARY 29, 2000 ("1999")
             COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1999 ("1998")

SALES. The Company's sales increased $75.7 million, or 5.9%, from 1998. The increase was primarily attributable to a comparable store sales increase of 2.0% and the addition of approximately 220,000 square feet of retail selling space through the opening of 34 stores and relocation of 46 stores, which was partially offset by the closing of 55 stores. Management attributes the comparable store sales increase to its focus on customer service, superior retail locations, inventory and merchandise presentation.

For 1999, comparable store sales increased 1.6% for mall stores and 4.2% for freestanding stores. By merchandise category, comparable store sales increased 1.1% in music, 9.9% in video and decreased 4.5% in other merchandise.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 36.8% in 1999 from 37.9% in 1998 primarily as a result of higher inventory shrinkage in the acquired Camelot stores. The Company has taken action to reduce shrink at the Camelot stores, including implementing policies and procedures that have successfully kept shrink at reduced levels for the Company in the past.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A, as a percentage of sales, decreased to 27.4% in 1999 from 29.1% in 1998. The 1.7% decrease can be attributed to the leverage of SG&A on the total sales increase and the reduction of corporate overhead expenses through the consolidation of the Camelot corporate offices.

CAMELOT MERGER-RELATED COSTS. The Camelot merger costs, net, represents the one-time charge of $25.5 million for costs directly related to completing the merger with Camelot Music Holdings, Inc. The costs included the write-off of the book value of retired assets, professional fees associated with the completion of the merger, severance costs, joint proxy printing and distribution costs, and regulatory filing fees.

INTEREST EXPENSE. Interest expense decreased from $5.0 million in 1998 to $3.5 million in 1999. The decrease is due to lower average outstanding borrowings and lower interest rates.

INCOME TAX EXPENSE. The effective income tax rate was 40.2% in 1999. See Note 6 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective tax rate.

NET INCOME. In 1999, the Company's net income increased to $61.4 million compared to a net income of $61.0 million in 1998. Excluding the one-time Camelot merger-related costs, pro forma 1999 net income is $76.6 million. The improved bottom line performance as compared to 1998 can be attributed to the improved leverage of SG&A expenses due to higher sales and the reduction of corporate overhead expenses.

                   FISCAL YEAR ENDED JANUARY 30, 1999 ("1998")
             COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1998 ("1997")

SALES. The Company's sales increased $711.1 million, or 124.5%, from 1997. The increase was primarily attributable to the retroactive effect of the acquisition of Camelot for the periods subsequent to its "fresh-start reporting" on January 31, 1998, upon its reemergence from bankruptcy, a comparable store sales increase of 7.5% and the sales increase resulting from the inclusion for a full year of 90 Strawberries' stores acquired in October 1997.

For 1998, comparable store sales increased 6.9% for mall stores and 9.7% for freestanding stores. By merchandise category, comparable store sales increased 6.6% in music, 10.2% in video and 10.2% in other merchandise.

GROSS PROFIT. Gross profit, as a percentage of sales, increased to 37.9% in 1998 from 36.7% in 1997 as a result of reduced inventory shrinkage, increased purchase discounts and a strong performance from higher margin merchandise categories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A, as a percentage of sales, decreased to 29.1% in 1998 from 29.9% in 1997. The 0.8% decrease can be attributed to the leverage of SG&A expenses on the increased sales.

IMPAIRMENT CHARGE AND RESTRUCTURING CHARGE REVERSAL, NET. The impairment charge and restructuring charge reversal, net, represents a $3.7 million charge taken related to the impairment of fixed assets at certain stores where the carrying amount of such assets exceeded their estimated fair value. This was offset by a one-time reversal of a $2.2 million reserve remaining from restructuring charges taken in 1995. The restructuring was completed during the fourth quarter of 1998.

INTEREST EXPENSE. Interest expense decreased from $5.1 million in 1997 to $5.0 million in 1998. The decrease is due to lower average outstanding borrowings resulting from the equity offering in May 1998, partially offset by interest on long-term debt held by Camelot Music related to the Spec's acquisition.

INCOME TAX EXPENSE. The effective income tax rate was 44.0% in 1998. See Note 6 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective tax rate.

NET INCOME. In 1998, the Company's net income increased to $61.0 million compared to a net income of $20.6 million in 1997. The improved bottom line performance can be attributed to the merger with Camelot in April 1999 with "fresh-start reporting" effective for periods subsequent to January 31, 1998, and the profitability of the additional new stores opened in 1998. The merger with Camelot added $20.4 million in net income in 1998. Also, the Company benefited from a comparable store sales increase, higher gross margin rate and improved SG&A leverage.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company ended fiscal 1999 with cash balances of approximately $280.0 million, compared to $139.4 million at the end of 1998. The increase was due to an increase in cash generated from operations. Cash provided by operations was $212.1 million in 1999 compared to $77.7 million in 1998. The increase was primarily related to improved inventory purchasing activities, as reflected by the net change in inventory and accounts payable. The net change in inventory and accounts payable was a net cash inflow of $121.4 million in 1999, as compared to a net cash outflow of $55.8 million in 1998. During 1999, the Company's accounts payable balance increased $132.7 million, compared to an increase in the balance of $17.8 million during 1998. The increase in accounts payable is due to improved payment terms for inventory purchased during the holiday season. Inventory increased $11.3 million in 1999, as compared to a $73.6 million increase in 1998. The large increase in inventory during 1998 was due to increased inventory requirements for stores acquired as part of the acquisitions of Spec's and The Wall.

Cash used in financing activities was $18.2 million in 1999, as compared to a net cash inflow of $38.5 million in 1998. In 1999, the primary uses of cash were a payment of $22.0 million to payoff the remaining debt associated with the Spec's acquisition and $11.5 million to repurchase outstanding shares of the Company's common stock under a program authorized by the Board of Directors on January 7, 2000. As of January 29, 2000, the Company had purchased approximately 1.1 million shares of the 5.0 million shares authorized by the Board. During 1998, the two largest sources of cash were $36.6 million received in a public offering of its common stock and $25.0 million borrowed for the acquisition of Spec's, partially offset by a $38.3 million repayment of long-term debt.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2000 and automatically renews on a year-to-year basis thereafter at the discretion of both parties. The Company fully expects to extend the current facility for three more years. The Revolving Credit Facility, with its below prime average lending rate, combined with lower borrowing needs, was responsible for the Company's interest expense decreasing to $3.5 million in 1999 from $5.0 million in 1998. As of January 29, 2000 and January 30, 1999, the Company had $0 and
$20.0 million of long-term borrowings outstanding, respectively.

The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant. On January 29, 2000, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available.

CAPITAL EXPENDITURES. Most of the Company's capital expenditures are for new stores and the relocation of existing stores. The Company typically finances its capital expenditures through cash generated from operations. The Company may also receive financing from landlords in the form of construction allowances or rent concessions. Total capital expenditures were approximately $51.2 million in 1999. This includes approximately $9.9 million related to the installation of a new point-of-sale ("POS") system in the Camelot stores acquired in April 1999.

In fiscal 2000, the Company plans to spend approximately $35.0 million, net of construction allowances, for additions to fixed assets.

SEASONALITY. The Company's business is highly seasonal, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 12 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

ACCOUNTING POLICIES. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and, as amended, effective for all quarters of fiscal years beginning after June 15, 2000, will require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is currently evaluating the impact of SFAS No. 133 and anticipates the adoption of the statement will not have a material effect on the Company's consolidated financial statements.

The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998 and effective for fiscal years beginning after December 15, 1998, requires that certain costs of computer software developed or obtained for internal use be capitalized. The Company adopted this statement for the fiscal year beginning January 31, 1999. There was no impact on the Company's results of operations or financial position because it did not develop any new software internally, nor did it purchase any software.

The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities," issued in April 1998 and effective for fiscal years beginning after December 15, 1998, requires start-up costs and organization costs to be expensed as incurred. The Company adopted this statement for the fiscal year beginning January 31, 1999. There was no impact on the Company's results of operations or financial position because such costs were already being expensed as incurred.

DIVIDEND POLICY: The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. These dividends are restricted to ten percent of the most recent fiscal year's consolidated net income and can only be paid if, after any payment of dividends, the Company maintains $25 million of availability under the credit agreement. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the board of directors of the Company may consider.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. Information about the fair value of financial instruments is included in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Consolidated Financial Statements of the Company is included in
Item 14, and the consolidated financial statements follow the signature page to this Annual Report on Form 10-K.

The quarterly results of operations are included herein in Note 12 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the Company's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2000.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the captions "Principal Shareholders" and "Election of Directors" in the Company's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2000.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(A) (1) FINANCIAL STATEMENTS
The consolidated financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

14(A) (2) FINANCIAL STATEMENT SCHEDULES
None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

14(A) (3) EXHIBITS
Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

14(B) REPORTS ON FORM 8-K
On January 14, 2000, the Company filed a Form 8-K related to the implementation of an Accelerated Stock Repurchase Program.

14(C) EXHIBITS
Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

14(D) OTHER FINANCIAL STATEMENTS
Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS WORLD ENTERTAINMENT CORPORATION

Date:   April 28 , 2000                            By: /s/ ROBERT J. HIGGINS
                                                --------------------------------
                                           Robert J. Higgins, Chairman and Chief
                                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                              TITLE                                   DATE

/S/ ROBERT J. HIGGINS               Chairman and Chief Executive Officer                                 April 28, 2000
---------------------               (Principal Executive Officer)
 (Robert J. Higgins)

/S/ JOHN J. SULLIVAN                Senior Vice President, Treasurer and Chief Financial Officer         April 28, 2000
--------------------                (Principal Financial and Chief Accounting Officer)
 (John J. Sullivan)

/S/ MATTHEW H. MATARASO             Secretary and Director                                               April 28, 2000
-----------------------
 (Matthew H. Mataraso)

/S/ GEORGE W. DOUGAN                Director                                                             April 28, 2000
--------------------
 (George W. Dougan)

/S/ CHARLOTTE G. FISCHER            Director                                                             April 28, 2000
------------------------
 (Charlotte G. Fischer)

/S/ ISAAC KAUFMAN                   Director                                                             April 28, 2000
-----------------
 (Isaac Kaufman)

/S/ DEAN S. ADLER                   Director                                                             April 28, 2000
-----------------
 (Dean S. Adler)

 /S/ DR. JOSEPH G. MORONE           Director                                                             April 28, 2000
-------------------------
 (Dr. Joseph G. Morone)

/S/ MARTIN E. HANAKA                Director                                                             April 28, 2000
--------------------
 (Martin E. Hanaka)

/S/ MICHAEL B. SOLOW                Director                                                             April 28, 2000
--------------------
 (Michael B. Solow)

                      TRANS WORLD ENTERTAINMENT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Form 10-K
                                                                       Page No.

Independent Auditors' Report                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at January 29, 2000 and January 30, 1999       F-3

Consolidated Statements of Income - Fiscal years
  ended January 29, 2000, January 30, 1999 and January 31, 1998            F-4

Consolidated Statements of Shareholders' Equity - Fiscal years
  ended January 29, 2000, January 30, 1999 and January 31, 1998            F-5

Consolidated Statements of Cash Flows - Fiscal years ended
  January 29, 2000, January 30, 1999 and January 31, 1998                  F-6


Notes to Consolidated Financial Statements                                 F-7

REPORT OF KPMG LLP
INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP


Albany, New York
March 17, 2000

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JANUARY 29,    JANUARY 30,
                                                                                    2000            1999
                                                                               -------------------------------
     ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                                    $  280,026     $  139,411
       Accounts receivable                                                               5,973          5,800
       Merchandise inventory                                                           437,363        426,078
       Deferred tax asset                                                                  ---            633
       Prepaid expenses and other                                                        5,203          9,382
                                                                               -------------------------------
               Total current assets                                                    728,565        581,304
                                                                               -------------------------------

     FIXED ASSETS, net                                                                 144,694        139,124
     DEFERRED TAX ASSET                                                                 34,431         29,580
     GOODWILL                                                                           31,433         33,026
     OTHER ASSETS                                                                       17,287         15,576
                                                                               -------------------------------
               TOTAL ASSETS                                                         $  956,410     $  798,610
                                                                               ===============================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Accounts payable                                                             $  353,294     $  220,636
       Income taxes payable                                                             21,908         30,544
       Accrued expenses and other                                                       32,021         50,787
       Deferred tax liability                                                           12,469            ---
       Current portion of long-term debt and capital lease obligations                   5,311          4,802
                                                                                ------------------------------
               Total current liabilities                                               425,003        306,769
                                                                                ------------------------------

     LONG-TERM DEBT, less current portion                                                  ---         20,000
     CAPITAL LEASE OBLIGATIONS, less current portion                                    19,461         16,065
     OTHER LIABILITIES                                                                  17,773         23,400
                                                                                ------------------------------
               TOTAL LIABILITIES                                                       462,237        366,234
                                                                                ------------------------------

     SHAREHOLDERS' EQUITY:
      Preferred stock  ($0.01 par value; 5,000,000 shares authorized;
         none issued.)                                                                     ---            ---
      Common stock ($0.01 par value; 200,000,000 shares authorized;
         53,425,867 shares and 52,182,408 shares issued in
         1999 and 1998, respectively)                                                      534            522
      Additional paid-in capital                                                       283,932        271,805
      Unearned compensation - restricted stock                                           (348)           (78)
      Treasury stock at cost (1,177,432 and 105,432 shares in
          1999 and 1998, respectively)                                                (11,855)          (390)
      Retained earnings                                                                221,910        160,517
                                                                                ------------------------------
               TOTAL SHAREHOLDERS' EQUITY                                              494,173        432,376
                                                                                ------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  956,410     $  798,610
                                                                                ==============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  FISCAL YEAR ENDED
                                                                      JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                          2000           1999           1998
                                                                     ---------------------------------------------

Sales                                                                   $ 1,358,132    $ 1,282,385     $  571,314
Cost of sales                                                               858,588        796,311        361,422
                                                                     ---------------------------------------------
Gross profit                                                                499,544        486,074        209,892
Selling, general and administrative expenses                                371,998        372,886        170,834
Camelot merger-related costs, net                                            25,473            ---            ---
Asset impairment charge and restructuring charge reversal, net                  ---          1,537            ---
                                                                     ---------------------------------------------
Income from operations                                                      102,073        111,651         39,058
Interest expense                                                              3,496          4,989          5,148
Other expense (income), net                                                 (4,086)        (2,221)          (153)
                                                                     ---------------------------------------------
Income before income taxes                                                  102,663        108,883         34,063
Income tax expense                                                           41,270         47,873         13,489
                                                                     ---------------------------------------------
NET INCOME                                                              $    61,393    $    61,010     $   20,574
                                                                     =============================================

BASIC EARNINGS PER SHARE                                                $      1.17    $      1.19     $     0.70
                                                                     =============================================

Weighted average number of common shares outstanding-basic                   52,457         51,105         29,483
                                                                     =============================================

DILUTED EARNINGS PER SHARE                                              $      1.15    $      1.14     $     0.66
                                                                     =============================================

Weighted average number of common shares outstanding-diluted                 53,354         53,530         31,032
                                                                     =============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (IN THOUSANDS)

                                                                            UNEARNED
                                                             ADDITIONAL   COMPENSATION
                                        COMMON     STOCK      PAID IN        STOCK       TREASURY   RETAINED   SHAREHOLDERS'
                                        SHARES     AMOUNT     CAPITAL        PLANS        STOCK     EARNINGS      EQUITY
                                        ------     ------    -----------  ------------   --------   --------   -------------
Balance as of February 1, 1997            29,429     $  294    $  24,344     $    (245)   $  (407)   $  78,933    $  102,919
Issuance of treasury stock under
  incentive stock programs                   ---        ---          ---            ---         13         ---            13
Amortization of unearned
  compensation - restricted stock            ---        ---          ---             70        ---         ---            70
Exercise of stock options and
  related tax benefit                        294          3          943            ---        ---         ---           946
Net Income                                   ---        ---          ---            ---        ---      20,574        20,574
-----------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998
  as previously reported                  29,723        297       25,287          (175)      (394)      99,507       124,522
Opening equity balances of Camelot
  upon adoption of "fresh-start"
  accounting                              19,301        193      194,175            ---        ---         ---       194,368
-----------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998, as
  restated                                49,024        490      219,462          (175)      (394)      99,507       318,890
Issuance of treasury stock under
  incentive stock programs                   ---        ---           10            ---          4         ---            14
Stock issued                                 ---        ---          188            ---        ---         ---           188
Issuance of shares of common
  stock in a public offering               2,250         23       36,600            ---        ---         ---        36,623
Amortization of unearned
  compensation - restricted stock            ---        ---          ---             44        ---         ---            44
Issuance of director stock options           ---        ---          346            ---        ---         ---           346
Issuance of options under Camelot
   1998 Stock Option Plan                    ---        ---        5,112        (5,112)        ---         ---           ---
Amortization of unearned
  compensation - Camelot 1998 Stock          ---        ---          ---          5,112        ---         ---         5,112
  Option Plan
Forfeiture of unearned compensation -
  restricted stock                           ---        ---         (53)             53        ---         ---           ---
Exercise of stock options and
  related tax benefit                        908          9       10,140            ---        ---         ---        10,149
Net Income                                   ---        ---          ---            ---        ---      61,010        61,010
-----------------------------------------------------------------------------------------------------------------------------
Balance as of January 30, 1999            52,182        522      271,805           (78)      (390)     160,517       432,376
Issuance of treasury stock under
  incentive stock programs                   ---        ---            9            ---          4         ---            13
Repurchase of shares of treasury stock       ---        ---          ---            ---   (11,469)         ---      (11,469)
Issuance of restricted stock under
  incentive stock programs                    30        ---          336          (336)        ---         ---           ---
Amortization of unearned
  compensation - restricted stock            ---        ---          ---             66        ---         ---            66
Issuance of director stock options           ---        ---           64            ---        ---         ---            64
Exercise of stock options and
  related tax benefit                      1,214         12       11,718            ---        ---         ---        11,730
Net Income                                   ---        ---          ---            ---        ---      61,393        61,393
-----------------------------------------------------------------------------------------------------------------------------

Balance as of January 29, 2000            53,426    $   534    $ 283,932     $    (348)  $(11,855)   $ 221,910    $  494,173
=============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              ------------------------------------------
                                                                               JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                                                  2000          1999          1998
                                                                              ------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                          $61,393       $61,010       $20,574
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                      37,709        35,478        16,257
  Amortization of financing fees                                                        ---           253           ---
  Amortization of lease valuations, net                                             (2,765)         (388)           ---
  Reversal of restructuring charge                                                      ---       (2,157)           ---
  Loss on impairment from fixed assets                                                6,649         3,694           ---
  Stock compensation programs                                                           143         5,568            83
  Loss on disposal of assets                                                          3,670         1,560           ---
  Deferred tax expense                                                                8,251         4,529         1,370
Changes in operating assets and liabilities:
  Accounts receivable                                                                 (173)         (773)         5,868
  Merchandise inventory                                                            (11,285)      (73,557)       (9,872)
  Prepaid expenses and other                                                          4,179       (1,422)         (408)
  Other assets                                                                      (1,272)           178         2,481
  Accounts payable                                                                  132,658        17,788        42,751
  Income taxes payable                                                              (6,261)        26,461        12,119
  Accrued expenses and other                                                       (18,766)         5,884         7,344
  Store closing reserve                                                                 ---       (6,535)       (5,056)
  Other liabilities                                                                 (1,996)           135           198
                                                                              ------------------------------------------
Net cash provided by operating activities                                           212,134        77,706        93,709
                                                                              ------------------------------------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                            (51,234)      (57,143)      (15,538)
  Acquisition of businesses, net                                                        ---     (103,264)      (20,901)
  Other assets and liabilities, net                                                 (2,100)         (235)           ---
  Disposal of videocassette rental inventory, net of purchases                           23         2,860           685
                                                                              ------------------------------------------
Net cash used by investing activities                                              (53,311)     (157,782)      (35,754)
                                                                              ------------------------------------------

FINANCING ACTIVITIES:
  Payments of long-term debt and financing fees                                    (22,000)      (38,281)      (18,440)
  Proceeds from long-term debt                                                          ---        25,000           ---
  Payments of capital lease obligations                                             (4,036)       (1,292)          (99)
  Proceeds from capital lease                                                         9,941        13,651           ---
  Payments for purchases of treasury stock                                         (11,469)           ---           ---
  Proceeds from public offering of common stock                                         ---        36,623           ---
  Exercise of stock options                                                           9,356         2,750           545
                                                                              ------------------------------------------
Net cash provided (used) by financing activities                                   (18,208)        38,451      (17,994)
                                                                              ------------------------------------------

Opening cash balance of Camelot upon adoption of "fresh-start" accounting               ---        86,304           ---
Net increase (decrease) in cash and cash equivalents                                140,615      (41,625)        39,961
Cash and cash equivalents, beginning of year                                        139,411        94,732        54,771
                                                                              ------------------------------------------
Cash and cash equivalents, end of year                                             $280,026      $139,411       $94,732
                                                                              ==========================================
Supplemental disclosure of non-cash investing and financing activities:
  Issuance of treasury stock under incentive stock programs                             $13           $14           $13
  Issuance of restricted shares under restricted stock plan                             336           ---           ---
  Income tax benefit resulting from exercises of stock options                        2,374         7,347           400

SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Trans World Entertainment Corporation is one of the largest specialty retailers of music, video and related accessories in the United States. The Company operates in a single industry segment, the operation of a chain of retail entertainment stores. At January 29, 2000, the Company operated 967 stores in 44 states, the District of Columbia, Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the Eastern half of the United States.

BASIS OF PRESENTATION: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. ("Record Town"), and Record Town's subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On April 22, 1999, the Company merged with Camelot Music Holdings, Inc. ("Camelot"). The transaction was accounted for as a pooling-of-interests. Accordingly, prior period consolidated financial statements have been restated to include combined results of operations, financial position and cash flows of Camelot as though it had been a part of the Company since Camelot's adoption of "fresh-start" accounting on January 31, 1998.

FISCAL YEAR: The Company's fiscal year is a 52 or 53-week period ending on the Saturday nearest to January 31. Fiscal 1999, 1998 and 1997 ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively, and each fiscal year consisted of 52 weeks.

REVENUE RECOGNITION: Revenue from sales of merchandise is recognized at the point of sale to the consumer, at which time payment is tendered. There are no provisions for uncollectible amounts since payment is received at the time of sale.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISKS: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term funds and money market instruments considered to be cash equivalents. The Company's investment portfolio is diversified and consists of short-term investment grade securities consistent with its investment guidelines. These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs. The Company maintains cash and cash equivalents with various major financial institutions. At times, such amounts may exceed the F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

CONCENTRATION OF BUSINESS RISKS: The Company purchases inventory for its stores from approximately 500 suppliers, with approximately 73% of purchases being made from five suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company's advertising programs.

MERCHANDISE INVENTORY AND RETURN COSTS: Inventory is stated at the lower of cost or market as determined principally by the average cost method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. The vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records the merchandise return charges in cost of sales.

VIDEOCASSETTE RENTAL INVENTORY: The cost of videocassette rental tapes is capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions, which have a relatively short economic life due to the frequency of rental, are amortized over twelve months, while other titles are amortized over thirty-six months. Depreciation and amortization expense related to the Company's videocassette rental inventory totaling $921,000, $1.2 million and $2.2 million in fiscal 1999, 1998 and 1997, respectively, is included in cost of sales.

FIXED ASSETS AND DEPRECIATION: Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 30-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful life or the related lease term. Primarily all of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

FAIR VALUE OF LONG-LIVED ASSETS: Fixed assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During fiscal 1999, the Company recorded an impairment loss of $6.7 million as part of the Camelot merger charge for the write-down of certain fixed assets acquired in the merger. During fiscal 1998, the Company recorded an impairment loss of $3.7 million to write-down the carrying amount of fixed assets, primarily leasehold improvements, at stores where the estimated future cash flows through the end of the store's lease were less than the carrying amount of that store's fixed assets.

GOODWILL: Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions, and is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 20 years. The amortization period is determined by taking into consideration the following factors: the critical market position and establishment of brand names; the combined store mass of the companies; the amortization periods generally used in the retail music business; the highly competitive nature of the business including emerging forms of competition, and the overall history of profitability of the acquired businesses.

ADVERTISING COSTS: The costs of advertising are expensed in the first period in which such advertising takes place. Total advertising expense was $18.8 million, $19.2 million and $8.4 million in fiscal 1999, 1998 and 1997, respectively.

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

EARNINGS PER SHARE: The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares, adjusted in fiscal 1999 and 1998 for the $2.4 million and $7.3 million, respectively, tax benefit resulting from stock option exercise activity, had been issued for the Company's common stock options from the Company's Stock Option Plans (see Note
9). In fiscal 1999, 1998 and 1997, the additional dilutive potential common shares were 0.9 million, 2.4 million and 1.5 million, respectively. As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of long-term debt approximates fair value because its variable interest rate is adjusted to the current market rate on a monthly basis.

COMPREHENSIVE INCOME: The Company does not have other items of comprehensive income as defined by SFAS No. 130, "Reporting Comprehensive Income." Accordingly, comprehensive income is equal to net income.

RECLASSIFICATIONS: Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

NOTE 2.  BUSINESS COMBINATIONS

On April 22, 1999, under the Agreement and Plan of Merger dated October 26, 1998, the Company acquired Camelot, a specialty retailer of prerecorded music, videocassettes and DVDs, and related accessories, in a stock-for-stock transaction accounted for as a pooling-of-interests. Camelot operated over 480 retail locations in 38 states, the District of Columbia and the Commonwealth of Puerto Rico. Upon completion of the merger, Camelot became a wholly owned subsidiary of the Company. In the merger, each share of Camelot's common stock was converted into 1.9 shares of the Company's common stock. Each outstanding option to purchase Camelot common stock immediately prior to the completion of the merger was converted into 1.9 fully vested and exercisable options to acquire the Company's common stock. The exercise prices of these options were adjusted accordingly for the 1.9 to 1 conversion ratio. As a result, the Company issued approximately 19.3 million shares of its common stock and converted 1.3 million options to acquire its common stock. In connection with the merger, all of Camelot's outstanding notes payable were repaid.

Effective July 29, 1998, Camelot acquired all of the outstanding common stock of Spec's Music, Inc. ("Spec's") under the terms of an Agreement and Plan of Merger dated June 3, 1998. Spec's is a retailer of prerecorded music stores in South Florida and Puerto Rico. The Spec's acquisition was accounted for as a purchase. The total purchase price was $42.7 million, net of cash acquired, including cash payment of $18.6 million, repayment of Spec's indebtedness of $9.2 million, assumption of liabilities aggregating $14 million and acquisition costs of $900,000. The excess of the purchase price over the fair values of the net assets acquired (goodwill) of $9.4 million is being amortized on a straight-line basis over 20 years.

Effective February 28, 1998, Camelot acquired certain assets and assumed certain liabilities and operating lease commitments of The Wall Music, Inc. ("The Wall") pursuant to an Asset Purchase Agreement dated December 10, 1997. The purchase price of The Wall was $74.6 million, net of cash acquired, (including approximately $2.3 million of acquisition costs) and was paid in cash. The acquisition was accounted for as a purchase, with the excess purchase price over fair values of the net assets acquired (goodwill) of $24.7 million being amortized on a straight-line basis over 20 years.

Effective October 8, 1997, the Company acquired 90 out of a total of 118 stores owned by Strawberries, Inc., a privately held freestanding music specialty retailer operating primarily in New England. The stores operate under the names "Strawberries" and "Waxie Maxie" and are primarily located in freestanding or strip center locations. The acquisition has been accounted for using the purchase method of accounting. At the time of the acquisition, the Company paid $21 million for the assets which included the fixed assets, merchandise inventories, other related current assets and $683,000 in goodwill. This goodwill is being amortized on a straight-line basis over a 15-year period.

NOTE 3.  RESTRUCTURING CHARGE

The Company completed its 1995 restructuring program in fiscal 1998. The remaining balance in the store closing reserve of $2.2 million was credited to operations in the 4th quarter of fiscal 1998.


NOTE 4. PROPERTY, PLANT AND EQUIPMENT

                                                  January 29,     January 30,
                                                      2000            1999
                                                 --------------- ---------------
Buildings                                            $   18,926       $  19,530
Fixtures and equipment                                  166,229         148,752
Leasehold improvements                                   99,903          94,828
                                                 --------------- ---------------
                                                        285,058         263,110
Allowances for depreciation and
  amortization                                        (140,364)       (123,986)
                                                 --------------- ---------------
                                                     $  144,694       $ 139,124
                                                 =============== ===============


Depreciation and amortization expense related to the Company's distribution center facility and equipment of $1.6 million, $1.6 million and $1.1 million in fiscal 1999, 1998 and 1997, respectively, is included in cost of sales. All other depreciation and amortization of fixed assets is included in selling, general & administrative expenses. Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:


                                                                                         Fiscal Year
                                                                        ----------------------------------------------
                                                                            1999            1998            1997
                                                                        -------------- ---------------- --------------
                                                                                       (IN THOUSANDS)
Cost of sales                                                                $  1,612        $   1,567       $  1,101
                                                                        ============== ================ ==============
Selling, general and administrative expenses                                 $ 33,732        $  30,552       $ 15,141
                                                                        ============== ================ ==============

NOTE 5.  DEBT

The Company's $100.0 million secured revolving credit facility with Congress Financial Corporation matures in July 2000 and automatically renews on a year-to-year basis thereafter at the discretion of both parties. The Company fully expects to extend the current facility for three more years. The facility bears interest at the prime interest rate or the Eurodollar interest rate plus 1.75% (7.97% at January 29, 2000), and is collateralized by the Company's assets, allowing the Company to borrow up to 65% of its eligible merchandise inventory to a maximum of $100.0 million.

During fiscal 1999, 1998, and 1997, the highest aggregate balances outstanding under the current and previous revolving credit facilities were $3.3 million, $35.0 million and $45.9 million, respectively. The weighted average interest rates during fiscal 1999, 1998 and 1997 based on average daily balances were 7.44%, 8.50%, and 8.58%, respectively. The balances outstanding under the Company's revolving credit agreements at the end of fiscal 1999 and 1998 were $0.

Interest paid during fiscal 1999, 1998 and 1997 was approximately $3.6 million, $4.4 million, and $5.8 million, respectively.

On April 22, 1999, upon completion of the merger, the Company paid off and terminated the amended Camelot Revolving Credit Agreement, which had been in effect since June 12, 1998. The amended facility provided for working capital loans of up to $50 million during the peak period (October through December) and up to $35 million during the non-peak period (including in each case up to $5 million of letters of credit). In no case could the amount of loans exceed the borrowing base, which was 60% of eligible inventory. Camelot had $35 million of availability at January 30, 1999. The amended Revolving Credit Agreement also provided the ability to obtain a $25 million term loan to finance the Spec's acquisition. The term loan (drawn against effective July 29, 1998), which bore the same interest rate terms as the working capital portion of the Revolving Credit Agreement, was fully repaid upon completion of the Camelot acquisition.

NOTE 6.  INCOME TAXES

Income tax expense consists of the following:

                                                                        FISCAL YEAR
                                                         --------------------------------------------
                                                              1999          1998           1997
                                                         --------------------------------------------
                                                                        (IN THOUSANDS)
                Federal - current                               $30,498       $36,207        $10,813
                State - current                                   2,521         7,137          1,306
                Deferred                                          8,251         4,529          1,370
                                                         --------------------------------------------
                                                                $41,270       $47,873        $13,489
                                                         ============================================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:


                                                                         FISCAL YEAR
                                                         --------------------------------------------
                                                              1999           1998          1997
                                                         --------------------------------------------
                Federal statutory rate                            35.0%          35.0%         35.0%
                State income taxes, net of
                   federal income tax effect                       1.4%           4.4%          3.0%
                Unearned compensation - stock options               ---           1.9%           ---
                Plan of reorganization adjustments                  ---           2.2%           ---
                Merger costs                                       3.6%            ---           ---
                Other                                              0.2%           0.5%          1.6%
                                                         --------------------------------------------
                Effective income tax rate                         40.2%          44.0%         39.6%
                                                         ============================================

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                     JANUARY 29,     JANUARY 30,
                                                                        2000             1999
                                                                   --------------------------------
                                                                              (IN THOUSANDS)
                CURRENT DEFERRED TAX ASSETS
                Accruals                                                   $ 1,570          $ 2,803
                Other                                                           36              286
                                                                   --------------------------------
                Total Current Deferred Tax Assets                            1,606            3,089
                                                                   --------------------------------

                CURRENT DEFERRED TAX LIABILITIES
                Inventory                                                   13,632            2,078
                Prepaid expenses                                               443              378
                                                                   --------------------------------
                Total Current Deferred Tax Liabilities                      14,075            2,456
                                                                   --------------------------------

                Net Current Deferred Tax Asset (Liability)               ($12,469)            $ 633
                                                                   ================================

                NON-CURRENT DEFERRED TAX ASSETS
                Tax over book asset basis                                  $20,911          $18,441
                Federal and state net operating loss carryforwards           6,804            4,421
                Accrued rent                                                 4,448            2,877
                Lease values                                                 1,663            1,809
                Capitalized leases                                             882              914
                Executive retirement plan                                    1,336              252
                Accruals                                                       890            1,300
                Amortization                                                   344            1,062
                Compensation related                                            87              107
                Other                                                           73            1,054
                                                                   --------------------------------
                Total Non-Current Deferred Tax Assets                       37,438           32,237
                                                                   --------------------------------

                NON-CURRENT DEFERRED TAX LIABILITIES
                Goodwill                                                     3,007            2,657
                                                                   --------------------------------
                Total Non-Current Deferred Tax Liabilities                  $3,007           $2,657
                                                                   --------------------------------

                Net Non-Current Deferred Tax Asset                         $34,431          $29,580
                                                                   ================================

                TOTAL NET DEFERRED TAX ASSET                               $21,962          $30,213
                                                                   ================================

At January 29, 2000 and January 30, 1999, the Company had gross deferred tax assets of $39.0 million and $35.3 million, respectively, and gross deferred tax liabilities of $17.1 million and $5.1 million, respectively. The Company had a net operating loss carryforward of $10.0 million for Federal income tax purposes for fiscal 1999 and 1998, and $71.3 million and $17.9 million for state income tax purposes for fiscal 1999 and 1998, respectively, that expire at various times through 2013 and are subject to certain limitations.

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

The Company paid income taxes of approximately $39.3 million, $17.1 million and $300,000 during fiscal 1999, 1998 and 1997, respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of its business, including pre-petition assessments by the Internal Revenue Service ("IRS") aggregating approximately $7.9 million and relating to Camelot's corporate-owned life insurance program. No judgment has been rendered regarding these IRS assessments as of January 29, 2000. A trial to decide the matter began in March 2000 in the Federal District Court for the District of Delaware. A decision is expected to be rendered in the third or fourth quarter of fiscal 2000. In the event that a judgment is rendered against the Company in the full amount of the proposed assessment, the Company's results of operations would be materially adversely affected with a charge to earnings of approximately $7.9 million plus interest since January 1998. In the opinion of management, the IRS assessments and all other claims, legal actions and complaints are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position, results of operations or cash flows of the Company.

NOTE 8.  LEASES

As more fully discussed in Note 11, the Company leases its distribution center and administrative offices under three capital leases with its Chief Executive Officer and largest shareholder. The Company also has a capital lease for its point-of-sale system.

Fixed asset amounts for capital leases, which are included in the fixed assets on the accompanying balance sheets, are as follows:

                                                                     JANUARY 29,      JANUARY 30,
                                                                        2000             1999
                                                                  ----------------------------------
                                                                             (IN THOUSANDS)
                Buildings                                                 $9,342         $ 9,342
                Fixtures and equipment                                    26,890          16,061
                                                                  -------------------------------
                                                                          36,232          25,403
                Allowances for depreciation
                   and amortization                                     (10,729)         (6,312)
                                                                  ===============================
                                                                         $25,503         $19,091
                                                                  ===============================


The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes, and for additional rent based on a percentage of sales.

Net rental expense was as follows:

                                                                     FISCAL YEAR
                                                  --------------------------------------------------
                                                       1999             1998             1997
                                                  --------------------------------------------------
                                                                   (IN THOUSANDS)
                Minimum rentals                          $108,818          $102,130      $   50,237
                Contingent rentals                          2,957             1,310             719
                                                  ==================================================
                                                         $111,775          $103,440      $   50,956
                                                  ==================================================

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at January 29, 2000 are as follows:


                                                     OPERATING         CAPITAL
                                                       LEASES          LEASES
                                                  ----------------------------------
                                                            (IN THOUSANDS)
                                             2000        $103,668            $7,807
                                             2001          94,873             7,807
                                             2002          85,918             6,318
                                             2003          75,248             2,994
                                             2004          60,312             1,679
                                       Thereafter         159,733            18,075
                                                  ----------------------------------
                  Total minimum payments required        $579,752            44,680
                                                  ================
             Less: Amounts representing interest                             19,908
                                                                  ------------------
          Present value of minimum lease payments                            24,772
                             Less current portion                             5,311
                                                                  ------------------
              Long-term capital lease obligations                           $19,461
                                                                  ==================

NOTE 9.  BENEFIT PLANS

401(K) SAVINGS PLAN

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company's contributions in future years. The Company matching contribution totaled $962,000, $1.1 million and $529,000 in fiscal 1999, 1998 and 1997, respectively.

STOCK OPTION PLANS

The Company has four employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, and the 1999 Stock Option Plan (the "Plans"). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company and its subsidiaries at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Options authorized for issuance under the Plans totaled 12.3 million. The Company stopped issuing stock options under the 1986 Stock Option Plan as of June 1, 1995. At January 29, 2000, of the 10.8 million remaining options authorized for issuance under the Plans, 4.5 million have been granted and are outstanding, 1.6 million of which were vested and exercisable. Options available for future grants at January 29, 2000 and January 30, 1999 were 3.3 million and 2.5 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the "Camelot Plan") were converted to Trans World options. The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock. Vesting of the options was originally over a four-year period with a maximum term of ten years. Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company's common stock whereby 50% of the options vested on March 13, 1998. The remaining 50% vested on April 22, 1999 in connection with the merger. At January 29, 2000, 530,500 options were outstanding and exercisable. The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999. The Company recognized $5.1 million in compensation expense during 1998, related to stock options granted below the market price at the date of grant and accelerated vesting.

The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan at January 29, 2000:


                                ------------------------------------------------   -------------------------------
                                                  OUTSTANDING                               EXERCISABLE
                                ------------------------------------------------   -------------------------------
                                                                       WEIGHTED                          WEIGHTED
                                                        AVERAGE         AVERAGE                           AVERAGE
                  EXERCISE                            REMAINING        EXERCISE                          EXERCISE
                PRICE RANGE              SHARES            LIFE           PRICE            SHARES           PRICE
             -------------------------------------------------------------------   -------------------------------
                $1.21-$2.67           1,150,524             6.1           $1.61           745,784           $1.52
                 2.68-5.33              567,552             6.1            4.17           311,052            4.32
                 5.34-10.67              10,000            10.0           10.00                 0            0.00
                10.68-13.33           2,183,700             8.4           11.34           957,700           11.05
                13.34-16.00             725,050             9.2           15.18            25,300           14.02
                16.01-18.67             414,561             8.2           17.84            94,680           17.82
                18.68-21.33               5,000             8.7           19.75             1,250           19.75
                21.34-24.00               2,000             8.9           23.75               500           23.75
                24.01-26.67               6,000             8.4           25.79             1,500           25.79
                                ----------------                                   ---------------
             Total                    5,064,387             7.7           $9.44         2,137,766           $7.10
                                ================                                   ===============

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at 85% of the fair value at the date of grant. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of January 29, 2000, there were 750,000 options authorized for issuance and 280,750 options have been granted and are outstanding, 194,435 of which were vested and exercisable. There are 439,250 shares of common stock reserved for possible future option grants under the 1990 Plan.

Under the terms of the Camelot merger agreement, all options issued under the Camelot Outside Director Stock Option Plan (the "Camelot Director Plan") were converted to Trans World options. As of January 29, 2000, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. During 1998, the Company recognized $234,000 in compensation expense based on the market value of the stock on the date of grant in June 1998 in connection with the initial grant of stock options under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

The following table summarizes information about the stock options outstanding under the two Director Plans at January 29, 2000:


                                ------------------------------------------------   -------------------------------
                                                  OUTSTANDING                               EXERCISABLE
                                ------------------------------------------------   -------------------------------
                                                                       WEIGHTED                          WEIGHTED
                                                        AVERAGE         AVERAGE                           AVERAGE
                  EXERCISE                            REMAINING        EXERCISE                          EXERCISE
                PRICE RANGE              SHARES            LIFE           PRICE            SHARES           PRICE
             -------------------------------------------------------------------   -------------------------------
                $1.19-$2.67              49,500             6.3          $ 1.64            38,625          $ 1.58
                 2.68-5.33              138,000             4.8            3.46           101,250            3.57
                 5.34-8.00               18,000             2.0            6.10            18,000            6.10
                 8.01-10.67              45,000             3.1            9.49            33,750            9.26
                10.68-13.33              23,750             9.1           12.24             4,750           10.92
                13.34-15.12              11,250             8.3           15.12             2,810           15.12
                                ----------------                                   ---------------
             Total                      285,500             5.1           $5.45           199,185           $4.71
                                ================                                   ===============

The following tables summarize activity under the Stock Option Plans:


                                 ------------------------------------------------------------------------------------------------
                                          EMPLOYEE STOCK OPTION PLANS                      DIRECTOR STOCK OPTION PLANS
                                 ------------------------------------------------------------------------------------------------
                                   Number of        Option        Weighted           Number of        Option        Weighted
                                 Shares Subject  Price Range       Average        Shares Subject   Price Range       Average
                                   To Option      Per Share    Exercise Price        To Option      Per Share    Exercise Price
                                 ------------------------------------------------------------------------------------------------
Balance February 1, 1997              3,139,696  $0.75-$6.17        $2.12                 210,000  $1.19-$9.14        $5.28
Granted                               2,865,500   3.33-11.20         9.42                 103,500   2.09-3.37          2.86
Exercised                             (285,086)   0.96-3.67          1.74                 (7,500)      3.69            3.69
Canceled                              (203,514)   0.96-4.58          1.79                (48,000)   3.33-9.14          7.57
---------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998              5,516,596  $0.75-$11.20       $5.94                 258,000  $1.19-$9.14        $3.93
Granted                                 529,600  13.88-26.67        17.61                  50,000  10.20-15.12        11.65
Exercised                             (885,043)   0.75-10.92         3.08                (22,500)   2.09-3.68          3.15
Canceled                              (259,134)   1.21-17.79         4.64                      --       --              --
---------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999              4,902,019  $0.75-$26.67       $7.79                 285,500  $1.19-$15.12       $5.34
Granted                               1,501,000  10.00-15.25        13.42                  29,000  12.22-12.96        12.45
Exercised                           (1,194,899)   0.75-17.79         7.65                (19,000)     10.92           10.92
Canceled                              (143,733)   0.75-17.79         9.65                (10,000)     12.22           12.22
---------------------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000              5,064,387  $1.21-$26.67       $9.44                 285,500  $1.19-$15.12       $5.45
                                 ===============                                  ================


The per share weighted-average fair value of the stock options granted during fiscal 1999, 1998 and 1997 was $5.01, $6.48 and $2.82, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions; 1999 - expected dividend yield 0.0%, risk-free interest rate of 6.47%, expected life of five years and stock volatility of 72%; 1998 - expected dividend yield 0.0%, risk-free interest rate of 5.15%, expected life of five years and stock volatility of 70%; 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.7%, expected life of five years and stock volatility of 48%.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for employee stock options, which are issued at the closing stock price on the day of grant. During fiscal 1999, 1998 and 1997, the Company recognized expenses of $64,000, $57,000 and $52,000, respectively, for stock options issued to non-employee directors at 85% of the closing stock price on the date of grant. Had the Company determined compensation cost for employee stock options based on fair value in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                                  FISCAL YEAR
                                                              ---------------------------------------------------
                                                                    1999             1998             1997
                                                              ---------------------------------------------------
                                                                   (in thousands, except per share amounts)
            Net income, as reported                                   $ 61,393          $ 61,010        $ 20,574
            Basic earnings per share, as reported                     $   1.17          $   1.19        $   0.70
            Diluted earnings per share, as reported                   $   1.15          $   1.14        $   0.66

            Pro forma net income                                      $ 57,621          $ 59,016        $ 19,168
            Pro forma basic earnings per share                        $   1.10          $   1.15        $   0.65
            Pro forma diluted earnings per share                      $   1.08          $   1.10        $   0.62

RESTRICTED STOCK PLAN

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of common stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria which includes continuous employment until applicable vesting dates have expired. At January 29, 2000, a total of 255,000 shares have been granted, of which 75,000 were granted in fiscal 1996 with a weighted average grant date fair market value of $1.58, aggregating a total value of $118,750; an additional 150,000 were granted in fiscal 1995 with a weighted average grant date fair value of $1.55 per share, aggregating a total of $232,500 and an additional 30,000 were granted in fiscal 1999 with a weighted average grant date fair value of $11.19 aggregating a total of $335,625. As of January 29, 2000, a total of 120,000 of these shares had vested and 30,000 shares with an unamortized unearned compensation balance of $53,000, had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in fiscal 1999, 1998 and 1997 was approximately $66,000, $44,000 and $70,000, respectively. At January 29, 2000, outstanding awards and shares available for grant totaled 105,000 and 675,000, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The executive officers of the Company have a non-qualified Supplemental Executive Retirement Plan (SERP). The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. The annual benefit amount has been predetermined as part of the plan and vests based on years of service and age at retirement. For fiscal 1999, 1998 and 1997, expenses related to the plan totaled approximately $481,000, $342,000 and $361,000, respectively. The present value of the projected benefit obligation was approximately $3.6 million at January 29, 2000. The January 29, 2000 consolidated balance sheet includes $3.6 million of accrued expense for the SERP and a $2.5 million intangible asset for unrecognized prior service costs.

NOTE 10.  SHAREHOLDERS' EQUITY

On May 1, 1998, the Company sold an additional 2.25 (adjusted) million shares of its common stock in a public offering for approximately $36.6 million net of issuance costs. A portion of the proceeds was used to repay long-term debt and the balance of the proceeds was used for general corporate purposes including investments in additional stores, fixtures and inventory.

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

On January 7, 2000, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 5 million shares of the Company's common stock. As of January 29, 2000, the Company had purchased approximately 1.1 million shares of the 5 million shares authorized by the Board. At January 29, 2000 and January 30, 1999, the Company held 1,177,432 and 105,432 shares, respectively, in treasury stock.

NOTE 11.  RELATED PARTY TRANSACTIONS

The Company leases its 168,400 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capitalized leases that expire in the year 2015. The original distribution center/office facility was constructed in 1985. A 77,100 square foot distribution center expansion was completed in October 1989 on real property adjoining the existing facility. A 19,100 square foot expansion was completed in September 1998 adjoining the existing facility.

Under the three capitalized leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the "Leases"), the Company paid Mr. Higgins an annual rent of $1.6 million, $1.4 million and $1.3 million in fiscal 1999, 1998 and 1997, respectively. On January 1, 2000, the aggregate rental payment increased in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease. Effective January 1, 2002, and every two years thereafter, the rental payment increases in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of the lease. None of the leases contains any real property purchase option at the expiration of its term. Under the terms of the Leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year.

The Company leases two of its retail stores from Mr. Higgins under long-term leases. Under the first store lease, annual rent payments were $40,000 in fiscal 1999 and 1998 and $35,000 in fiscal 1997. Under the second store lease, annual rent payments were $35,000 in fiscal 1999, 1998 and 1997. Under the terms of the leases, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for both locations, including contingent rent, was approximately $17,700, $18,100 and $16,900 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1998 and 1997, the Company paid Mr. Higgins $30,000 under one-year operating leases expiring on October 31, 1998 and October 31, 1997, respectively, for certain parking facilities contiguous to the Company's distribution center/office facility. This lease was not renewed upon its expiration on October 31, 1998.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder, the Company paid $110,000, $65,000 and $59,000 for chartered aircraft services in fiscal 1999, 1998 and 1997, respectively. The Company also charters an aircraft from Crystal Jet, a corporation wholly owned by Mr. Higgins. Payments to Crystal Jet aggregated $64,000, $180,000 and $199,000 in fiscal 1999, 1998 and 1997, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins. Payments to Richmor Aviation in fiscal 1999, 1998 and 1997 were $325,000, $0 and $0, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

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

In September 1999, in connection with his hiring as President and Chief Operating Officer, the Company made a $200,000 interest-free loan to Michael
J. Madden.

NOTE 12.  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)


                                          ----------------------------------------------------------------------------------
                                                                      FISCAL 1999 QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                                     1999          1/29/00        10/30/99          7/31/99          5/1/99
                                          ----------------------------------------------------------------------------------
                                                               (in thousands, except per share amounts)
     Sales                                   $  1,358,132      $   517,870       $ 275,968       $  277,275       $ 287,019
     Gross profit                                 499,544          195,049          96,981          102,570         104,944
     Net income                                    61,393           60,569           3,777            5,691         (8,644)
     Basic earnings per share                $       1.17      $      1.15       $    0.07       $     0.11       $  (0.17)
                                          ----------------------------------------------------------------------------------
     Diluted earnings per share              $       1.15      $      1.12       $    0.07       $     0.11       $  (0.17)
                                          ----------------------------------------------------------------------------------

                                          ----------------------------------------------------------------------------------
                                                                      FISCAL 1998 QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                                     1998          1/30/99        10/31/98           8/1/98          5/2/98
                                          ----------------------------------------------------------------------------------
                                                              (in thousands, except per share amounts)
     Sales                                   $  1,282,385      $   497,735       $ 270,706       $  262,561       $ 251,383
     Gross profit                                 486,074          198,410         101,439           95,812          90,413
     Net income                                    61,010           51,532           3,743            3,574           2,161
     Basic earnings per share                $       1.19      $      1.01       $    0.07       $     0.07       $    0.04
                                          ----------------------------------------------------------------------------------
     Diluted earnings per share              $       1.14      $      0.97       $    0.07       $     0.07       $    0.04
                                          ----------------------------------------------------------------------------------

                                INDEX TO EXHIBITS
DOCUMENT NUMBER AND DESCRIPTION

EXHIBIT NO.

2.1 Agreement and Plan of Merger dated October 26, 1998 by and among Trans World, CAQ Corporation and Camelot incorporated herein by reference to
     Exhibit 2.1 to the Company's Registration Statement on Form S-4,
     No. 333-75231.

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

*3.4  Amended By-Laws

3.5 Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, No. 333-75231.

3.6 Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, No. 333-75231.

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

10.4 Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World, as Tenant, for additional office space at 38 Corporate Circle -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

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

10.8 Trans World Entertainment Corporation Amended 1990 Restricted Stock Plan -- incorporated herein by reference to Annex B to Trans World's Difinitive Proxy Statement on Form 14A filed as of May 17, 1999. Commission File
     No. 0-14818.

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

10.11 Trans World Entertainment Corporation 1994 Stock Option Plan -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994.
     Commission File No. 0-14818.

10.12 Trans World Entertainment Corporation 1998 Stock Option Plan -- incorporated herein by reference to Annex B to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.13 Trans World Entertainment Corporation 1999 Stock Option Plan -- incorporated herein by reference to Annex A to Trans World's Definitive Proxy Statement on Form 14A filed as of May 17, 1999. Commission File No. 0-14818.

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

10.17 Trans World Entertainment Corporation Asset Purchase Agreement with Strawberries, Inc.--incorporated herein by reference to Exhibit 10.16 to Trans World's Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

10.18 Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein--incorporated herein by reference to Exhibit
     10.20 to the Company's Registration Statement on Form S-4, No. 333-75231.

10.19 Form of Restricted Stock Agreement dated September 27, 1999 between the Company and Michael Madden, President and Chief Operating Officer, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999. Commission File No. 0-14818.

*10.20 Severance Agreement dated March 10, 2000 between the Company and Michael Madden, President and Chief Operating Officer.

* 22   Significant Subsidiaries of the Registrant.

* 23   Consent of KPMG LLP.

* 27   Financial Data Schedule (For electronic filing purposes only)
--------------------------------------------------------------------------------
*Filed herewith.