Form 10-Q
period 2000-04-29
TRANS WORLD ENTERTAINMENT CORP
filed 2000-06-13
CIK 795212

First Quarter Filing on Form 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                                ------ TO ------

                        COMMISSION FILE NUMBER:  0-14818

                     TRANS WORLD ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                                14-1541629
       ---------------------------------           ---------------------
          (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)           Identifaction Number)

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

                         Common Stock, $.01 par value,
                48,374,076 shares outstanding as of May 27, 2000

                   TRANS WORLD ENTERTAINMENT CORPORATION AND
         SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q INDEX TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                           Form 10-Q
                                                            Page No.
PART 1.  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at
   April 29, 2000 (unaudited), January 29, 2000
   and May 1, 1999 (unaudited)                                  3

Condensed Consolidated Statements of Income -
   Thirteen Weeks Ended April 29, 2000 (unaudited)
   and May 1, 1999 (unaudited)                                  4

Condensed Consolidated Statements of Cash Flows -
   Thirteen Weeks Ended April 29, 2000 (unaudited)
   and May 1, 1999 (unaudited)                                  5

Notes to Condensed Consolidated Financial
   Statements (unaudited)                                       6

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations                9


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                      12

Signatures                                                     12

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1.  FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                     April 29,       January 29,    May 1,
                                       2000             2000         1999
                                     (unaudited)                    (unaudited)
                                     ------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents         $113,331         $280,026        $46,994
  Merchandise inventory              421,588          437,363        412,754
  Other current assets                10,115           11,176         22,003
                                    --------         --------        -------
     Total current assets            545,034          728,565        481,751
                                    --------         --------        -------

DEFERRED TAX ASSET                    34,899           34,431         30,947
NET FIXED ASSETS                     137,343          144,694        131,458
OTHER ASSETS                          49,949           48,720         45,291
                                    --------         --------       --------
     TOTAL ASSETS                   $767,225         $956,410       $689,447
                                    ========         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                  $215,769         $353,294       $180,864
  Income taxes payable                 8,565           21,908         12,755
  Accrued expenses and other          25,279           32,021         35,416
  Current deferred taxes              12,507           12,469            ---
  Current portion of long-term debt
    and capital lease obligations      5,330            5,311          2,845
                                    --------         --------       --------
     Total current liabilities       267,450          425,003        231,880

LONG-TERM DEBT, less current portion     ---              ---            ---
CAPITAL LEASE OBLIGATIONS,
 less current portion                 18,134           19,461         15,334
OTHER LIABILITIES                     17,789           17,773         17,864
                                    --------         --------       --------
     TOTAL LIABILITIES               303,373          462,237        265,078
                                    --------         --------       --------

SHAREHOLDERS' EQUITY:
  Preferred stock ($0.01 par value;
   5,000,000 shares authorized;
   non issued)                           ---              ---            ---
  Common stock ($0.01 par value;
   200,000,000 shares authorized;
   53,460,736, 53,425,867 and
   52,261,082 shares issued,
   respectively)                         535              534            523
  Additional paid-in capital         284,026          283,932        272,426
  Treasury stock, at cost
   (5,104,432, 1,177,432 and
   104,432 shares, respectively)     (51,281)         (11,855)          (385)
  Unearned compensation -
   restricted stock                     (320)            (348)           (68)
  Retained earnings                  230,892          221,910        151,873
                                    --------         --------       --------
     TOTAL SHAREHOLDERS' EQUITY      463,852          494,173        424,369
                                    --------         --------       --------
     TOTAL LIABILITIES
      AND SHAREHOLDERS' EQUITY      $767,225         $956,410       $689,447
                                    ========         ========       ========


See Notes to Condensed Consolidated Financial Statements


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                       Thirteen Weeks Ended
                                                      -----------------------
                                                       April 29,    May 1,
                                                         2000        1999
                                                      -----------------------
Sales                                                 $310,116      $287,019
Cost of sales                                          199,272       182,075
                                                      ---------     ---------
Gross profit                                           110,844       104,944
Selling, general and administrative expenses            97,703        93,700

Costs related to the Camelot merger                        ---        25,721
                                                      ---------     ---------
Income (loss) from operations                           13,141       (14,477)
Interest expense (income)                               (1,231)          427
                                                      ---------     ---------
Income (loss) before income taxes                       14,372       (14,904)
Income tax expense (benefit)                             5,390        (6,260)
                                                      ---------     ---------
NET INCOME (LOSS)                                       $8,982       ($8,644)
                                                      =========     =========

BASIC EARNINGS (LOSS) PER SHARE                          $0.18        ($0.17)
                                                      =========     =========
Weighted average number of common shares
  outstanding - basic                                   49,721        51,969
                                                      =========     =========
DILUTED EARNINGS (LOSS) PER SHARE                        $0.18        ($0.17)
													  =========		=========

Weighted average number of common shares
  outstanding - diluted                                 50,684        51,969
                                                      =========     =========


See Notes to Condensed Consolidated Financial Statements.


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                       Thirteen Weeks Ended
                                                      -----------------------
                                                       April 29,    May 1,
                                                         2000        1999
                                                      -----------------------
Net cash used by operating activities                 ($124,397)    ($62,696)
                                                      ----------    ---------

Cash Flows from Investing Activities:
Acquisition of property and equipment                    (1,655)      (7,693)
(Acquisition)/disposal of videocassette
  rental inventory, net                                     (31)          34
                                                      ----------    ---------
Net cash used by investing activities                    (1,686)      (7,659)
                                                      ----------    ---------

Cash Flows from Financing Activities:
Purchase of treasury shares                             (39,426)         ---
Exercise of stock options                                   123          626
Payments of long-term debt & lease obligations           (1,309)     (22,688)
                                                      ----------    ---------
Net cash used by financing activities                   (40,612)     (22,062)
                                                      ----------    ---------

Decrease in cash and cash equivalents                  (166,695)     (92,417)
Cash and cash equivalents, beginning balance            280,026      139,411
                                                      ----------    ---------
Cash and cash equivalents, ending balance              $113,331      $46,994
                                                      ==========    =========

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
  Income tax benefit resulting from exercise
    of stock options                                       $105         $181
  Issuance of treasury stock under incentive
    stock programs                                          ---            4


See Notes to Condensed Consolidated Financial Statements.


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         April 29, 2000 and May 1, 1999
                                  (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated.

On April 22, 1999, the Company acquired all of the issued and outstanding common stock of Camelot Music Holdings, Inc. ("Camelot") pursuant to the terms of an Agreement and Plan of Merger, dated October 26, 1998. Upon completion of the merger, Camelot became a wholly-owned subsidiary of the Company. The merger was accounted for as a tax-free pooling-of-interests. All financial and per share information for prior periods has been restated to reflect the results of the combined company.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these condensed consolidated financial statements reflect all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Note 2.  Seasonality

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 3.  Depreciation and Amortization

Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $239,000 and $236,000 for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively.

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $407,000 and $402,000 for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. Depreciation and amortization for the remaining fixed assets included in Selling, General & Administrative expenses totaled $8.2 million and $7.7 million in the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         April 29, 2000 and May 1, 1999
                                  (unaudited)
                                  (continued)


Note 4.  Earnings Per Share

Weighted average shares is calculated as follows:


                                               Thirteen Weeks ended
                                               --------------------
                                                April 29,   May 1,
                                                  2000       1999
                                               --------------------
                                                   (in thousands)
Weighted average common shares
  outstanding - basic                           49,721       51,969
Dilutive effect of employee stock options          963          ---
                                                ------       ------
Weighted average common shares
  outstanding - diluted                         50,684       51,969
                                                ======       ======


Unexercised employee stock options to purchase 2.9 million and 5.1 million common shares as of April 29, 2000 and May 1, 1999, respectively, were not included in the weighted average shares outstanding calculation because such options have an antidilutive effect.

Note 5.  Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and, as amended, effective for all quarters of fiscal years beginning after June 15, 2000, will require companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is currently evaluating the impact of SFAS No. 133 and anticipates that the adoption of the statement will not have a material effect on the Company's consolidated financial statements.

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

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         April 29, 2000 and May 1, 1999
                                  (unaudited)
                                  (continued)

Note 6.  Legal Proceedings

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of its business, including pre-petition assessments by the Internal Revenue Service ("IRS") aggregating approximately $7.9 million and relating to Camelot's corporate-owned life insurance program. No judgment has been rendered regarding these IRS assessments as of April 29, 2000. A trial to decide the matter was concluded on May 5, 2000 in the Federal District Court for the District of Delaware. A decision is expected to be rendered in the third or fourth quarter of fiscal 2000. In the event that a judgment is rendered against the Company in the full amount of the proposed assessment, the Company's results of operations would be materially adversely affected with a charge to earnings of approximately $7.9 million plus interest since January 1998. In the opinion of management, the IRS assessments and all other claims, legal actions and complaints are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

RESULTS OF OPERATIONS

                      Thirteen Weeks Ended April 29, 2000
                Compared to the Thirteen Weeks Ended May 1, 1999

Sales. The Company's total sales increased 8% to $310.1 million for the thirteen weeks ended April 29, 2000 compared to $287.0 million for the thirteen weeks ended May 1, 1999. The increase was attributable to a comparable store sales increase of 8%.

For the thirteen weeks ended April 29, 2000, comparable stores sales increased 7% for mall stores and 10% for free standing stores. By merchandise category, comparable store sales increased 5% in music, 26% in video and 24% in accessories.

Gross Profit. Gross profit, as a percentage of sales, decreased to 35.7% from 36.6% in the thirteen weeks ended April 29, 2000 compared to the thirteen weeks ended May 1, 1999. This decrease is primarily due to a more competitive pricing structure implemented at the Camelot stores acquired during the first quarter last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased to 31.5% from 32.6% in the thirteen weeks ended April 29, 2000 compared to the thirteen weeks ended May 1, 1999. The improvement is primarily due to the leveraging of operating expenses and the elimination of Camelot's administrative expenses during the period.

Interest Expense (Income). Net interest income was $1.2 million in the thirteen weeks ended April 29, 2000 compared to an expense of $427,000 for the thirteen weeks ended May 1, 1999. The improvement in net interest is due to the repayment of long-term debt related to Camelot's acquisition of Spec's Music and increased investment income from higher average cash balances.

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

Income Tax Expense (Benefit). The Company's effective tax rate decreased to 37.5% for the thirteen weeks ended April 29, 2000 from 42.0% for the thirteen weeks ended May 1, 1999. During 1999, the Company's effective tax rate was impacted by certain non-deductible expenses related to the Camelot merger, which were partially offset by timing differences relating to asset impairments in accordance with SFAS 121.

Net Income. The Company's net income increased to $9.0 million for the thirteen weeks ended April 29, 2000, compared to a net loss of $8.6 million for the same period last year. Excluding the one-time Camelot merger-related costs, 1999 net income was $6.6 million. The improved bottom line performance can be attributed to increased sales, reduced SG&A and improved interest, net.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of approximately $113.3 million for the quarter ended April 29, 2000, compared to $280.0 million at the end of fiscal 1999.

Cash used by operating activities was $124.4 million for the thirteen weeks ended April 29, 2000. The primary uses of cash were a $137.5 million seasonal reduction of accounts payable and a $13.8 million net reduction in income tax payable, partially offset by a $15.8 million reduction in inventory.

Cash used in financing activities was $40.6 million for the thirteen weeks ended April 29, 2000. The primary use of cash was for the purchase of 3.9 million shares of common stock under a program authorized by the Board of Directors on January 7, 2000. As of April 29, 2000, the Company had completed the purchase of the 5.0 million shares authorized by the Board.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2000 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The Company expects to extend the current facility for three more years. The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1.  FINANCIAL INFORMATION
           Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

minimum net worth covenant. On April 29, 2000, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available.

Capital Resources. On April 22, 1999, the Company acquired by merger Camelot Music Holdings, Inc., ("Camelot") a Delaware corporation, by issuing 1.9 shares of the Company's common stock in exchange for each share of Camelot's outstanding common stock. Upon consummation of the merger, Camelot became a wholly-owned subsidiary of the Company. The Company gained an additional 483 stores and 2.1 million square feet of retail selling space as a result of the merger.

The merger was accounted for as a tax-free pooling-of-interests. All financial and per share information for prior periods has been restated to reflect the results of the combined company.

During the first quarter of 2000, the Company had capital expenditures of $1.7 million. The Company plans to spend $35.0 million, net of construction allowances, for capital expenditures in fiscal 2000. During the quarter, the Company opened or relocated 8 stores and closed 29 stores.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 13, 2000                      By: /s/ ROBERT J. HIGGINS
                                      -----------------------
                                           Robert J. Higgins
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

June 13, 2000                      By: /s/ JOHN J. SULLIVAN
                                      ---------------------
                                           John J. Sullivan
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Chief Financial and Accounting
                                            Officer)