Form 10-Q
period 2000-07-29
TRANS WORLD ENTERTAINMENT CORP
filed 2000-09-12
CIK 795212

Second Quarter Filing on Form 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

           X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

                         Common Stock, $.01 par value,
             48,504,817 shares outstanding as of September 1, 2000

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Form 10-Q
                                                                      Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at
     July 29, 2000 (unaudited), January 29, 2000
     and July 31, 1999 (unaudited)			       			                             3

Condensed Consolidated Statements of Income - Thirteen Weeks and Twenty-six
     Weeks Ended July 29, 2000 (unaudited) and July 31, 1999 (unaudited)    4

Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended
     July 29, 2000 (unaudited) and July 31, 1999 (unaudited)                5

Notes to Condensed Consolidated Financial Statements (unaudited)		          6

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              9

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders		            13

Item 6 - Exhibits and Reports on Form 8-K		                				           14

Signatures	                           									                           14

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                      July 29,      January 29,   July 31,
                                       2000            2000         1999
                                    ------------   ------------  ----------
                           									(unaudited)				            	 (unaudited)

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents         $106,044        $280,026     $ 83,797
   Merchandise inventory              408,936         437,363      398,726
   Current deferred tax asset             ---             ---        4,664
   Other current assets                11,004          11,176       15,061
                                				 --------	     	 --------  	  --------
      Total current assets            525,984         728,565      502,248
                                     --------        --------     --------

DEFERRED TAX ASSET                     34,899          34,431       31,841
NET FIXED ASSETS                      134,821         144,694      136,669
OTHER ASSETS                           49,385          48,720       46,028
                                     --------         -------      -------
      TOTAL ASSETS                   $745,089        $956,410     $716,786
                                     ========        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                  $199,999        $353,294     $206,229
   Income taxes payable                   845          21,908          ---
   Accrued expenses and other          20,386          32,021       31,556
   Current deferred taxes        			   12,507	     	   12,469     		   ---
   Current portion of long-term debt
    and capital lease obligations       5,350           5,311        4,497
                                     --------        --------     --------
      Total current liabilities       239,087         425,003      242,282


LONG-TERM DEBT, less current portion      ---            ---           ---
CAPITAL LEASE OBLIGATIONS, less
 current portion                       16,781          19,461       19,394
OTHER LIABILITIES                      17,992          17,773       18,941
                                     --------        --------     --------
      TOTAL LIABILITIES               273,860         462,237      280,617
                                     --------        --------     --------

SHAREHOLDERS' EQUITY:
   Preferred stock ($.01 par value;
    5,000,000 shares authorized;
     none issued)                         ---             ---          ---
   Common stock ($.01 par value;
    200,000,000 shares authorized;
      53,603,249, 53,425,867 and
       52,875,437 shares issued,
       respectively)                      536             534          529
   Additional paid-in capital         284,709         283,932      278,519
   Treasury stock, at cost (5,104,432,
    1,177,432 and 104,432 shares,
     respectively)                    (51,277)        (11,855)        (386)
   Unearned compensation -
    restricted stock                     (298)           (348)         (57)
   Retained earnings                  237,559         221,910      157,564
                                     --------        --------     --------
TOTAL SHAREHOLDERS' EQUITY            471,229         494,173      436,169
                                     --------        --------     --------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $745,089        $956,410     $716,786
                                     ========        ========     ========

See Notes to Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                       ----------------------       ------------------------
                       July 29,     July 31,        July 29,       July 31,
                          2000         1999           2000           1999
                       ----------------------       ------------------------
Sales                   $285,510     $277,275        $595,626       $564,294
Cost of sales            181,513      174,705         380,785        356,780
                       ---------    ---------       ----------      --------
Gross profit             103,997      102,570         214,841        207,514
Selling, general and
administrative expenses   94,052       92,293         191,755        185,993

Costs related to the
 Camelot merger              ---          ---             ---         25,721
                       ---------    ---------       ----------      --------
Income (loss)
 from operations           9,945       10,277          23,086         (4,200)
Interest expense
(income)                    (721)         465          (1,952)           892
                       ---------    ---------       ----------      --------
Income (loss) before
 income taxes             10,666        9,812          25,038         (5,092)

Income tax expense
 (benefit)                 3,999        4,121           9,389         (2,139)
                       ---------    ---------       ----------      --------
NET INCOME (LOSS)       $  6,667     $  5,691        $ 15,649       $( 2,953)
                       =========    =========       ==========      ========

BASIC EARNINGS (LOSS)
 PER SHARE              $   0.14     $   0.11        $   0.32       $  (0.06)
                       =========    =========       ==========      ========

Weighted average number
of common shares
 outstanding - basic      48,373       52,191          49,047         52,080
                				   =========	   =========	    	==========	     	========

DILUTED EARNINGS (LOSS)
 PER SHARE              $   0.14     $   0.11        $   0.31       $  (0.06)
               					   =========   	=========    		==========     		========

Weighted average number
of common shares
 outstanding - diluted    49,261       53,646          49,973         52,080
               					  ==========   	=========	     	=========     		========


See Notes to  Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                 Twenty-Six Weeks Ended
                                                 ------------------------
                                                 July 29,       July 31,
                                                   2000          1999
                                                 ------------------------

NET CASH USED BY OPERATING ACTIVITIES            $(124,584)     $(23,079)
                                                 ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment            (8,057)      (22,346)
   (Acquisition)/disposal of
     videocassette rental inventory, net               (51)          162
                                                 ------------------------
   Net cash used by investing activities            (8,108)      (22,184)
                                                 ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury shares                     (39,421)          ---
   Proceeds from capital leases                        ---         6,407
   Exercise of stock options                           772         6,625
   Payments of long term debt &
   lease obligations                                 (2,641)      (23,383)
                                                 ------------------------
   Net cash used by financing activities            (41,290)      (10,351)
                                                 ------------------------

   Decrease in cash and cash equivalents           (173,982)      (55,614)
   Cash and cash equivalents, beginning balance     280,026       139,411
                                                 ------------------------
   Cash and cash equivalents, ending balance       $106,044      $ 83,797
                                                 ========================

Supplemental disclosure of non-cash investing
 and financing activities:
   Income tax benefit resulting from exercise
    of stock options                              $    445      $    858
   Issuance of treasury stock under incentive
    stock programs                                       7            13

See Notes to Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  July 29, 2000 and July 31, 1999 (unaudited)

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

Note 3. Depreciation and Amortization

Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $184,000 and $263,000 for the thirteen weeks ended July 29, 2000 and July 31, 1999, respectively. Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $415,000 and $499,000 for the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively.

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $412,000 and $390,000 for the thirteen weeks ended July 29, 2000 and July 31, 1999, respectively. For the twenty-six week periods ended July 29, 2000 and July 31, 1999, depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $819,000 and $793,000, respectively. Depreciation and amortization for the remaining fixed assets included in Selling, General & Administrative ("SG&A") expenses totaled $8.1 million and $9.0 million in the thirteen weeks ended July 29, 2000 and July 31, 1999, respectively. The depreciation and amortization included in SG&A was $16.3 and $17.4 million for the twenty-six week periods ended July 29, 2000 and July 31, 1999, respectively.

   TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                  July 29, 2000 and July 31, 1999 (unaudited)
                                  (continued)


Note 4. Earnings Per Share

Weighted average shares are calculated as follows :

<caption)

                             Thirteen Weeks ended   Twenty-six Weeks ended
                       					 --------------------	  ----------------------
                              July 29,   July 31,     July 29,    July 31,
                                2000	     1999		        2000	       1999
                     							 --------- 	---------  	---------- 	----------
Weighted average common
 shares outstanding - basic     48,373	   52,191	       49,047      52,080
Dilutive effect of employee
 stock options					                888     1,455           926         ---
                     							---------- 	---------	  ----------  ----------
Weighted average common shares
 outstanding - diluted          49,261    53,646        49,973      52,080
                     							========== 	=========   ========== 	==========

Anti dilutive stock options      2,628      1,437        2,752	      5,394
                         			========== 	=========  	========== 	==========

Antidilutive stock options outstanding had an exercise price greater than the average market price during the period.

Note 5. Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 has subsequently been amended by Financial Accounting Standards Board Statement No. 137 which delays the effective date for implementation of Statement No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  July 29, 2000 and July 31, 1999 (unaudited)
                                  (continued)

Note 6. Legal Proceedings

The Company is party to various claims, legal actions, and complaints arising in the ordinary course of its business, including pre-petition assessments by the Internal Revenue Service ("IRS") aggregating approximately $7.9 million and relating to Camelot's corporate-owned life insurance program. No judgment has been rendered regarding these IRS assessments as of September 12, 2000. A trial to decide the matter was concluded on May 5, 2000 in the Federal District Court for the District of Delaware. A decision is expected to be rendered in the third or fourth quarter of fiscal 2000. In the event that a judgment is rendered against the Company in the full amount of the proposed assessment, the Company's results of operations would be materially adversely affected with a charge to earnings of approximately $7.9 million plus interest since January 1998. It is management's belief that the lawsuit is without merit and the Company will ultimately prevail in this regard.

On August 8, 2000, twenty eight states filed an antitrust action in the United States District Court for the Southern District of New York, against the five major music distributors (EMI Music Distribution, Bertelsmann Music Group, Inc., Warner-Elektra-Atlantic Corporation, Sony Music Entertainment, Inc., Universal Music and Video Distribution Corp.), the Company, Musicland Stores Corporation and MTS Inc. (Tower Records). The states are seeking unspecified damages for alleged illegal price-fixing agreements related to the five major music distributors' minimum advertised pricing ("MAP") policies. The states allege that the policy increased compact disc prices in violation of state and federal antitrust law, kept compact disc prices artificially high and penalized retailers that did not participate. It is management's belief that the lawsuit is without merit and the Company will ultimately prevail in this regard.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Note 7. Pending Acquisition

On September 9, 2000, the Company signed a Definitive Purchase Agreement with Wax Works, Inc. to acquire substantially all of the assets of its Disc Jockey Music stores. The Disc Jockey chain has 113 stores in 34 states. The acquisition is expected to close by October 31, 2000.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases;" general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

                       Thirteen Weeks Ended July 29, 2000
               Compared to the Thirteen Weeks Ended July 31, 1999

Sales. The Company's total sales increased 3% to $285.5 million for the thirteen weeks ended July 29, 2000 compared to $277.3 million for the thirteen weeks ended July 31, 1999. The increase was attributable to a comparable store sales increase of 2%.

For the thirteen weeks ended July 29, 2000, comparable store sales increased 3% for mall stores and 2% for free standing stores. By merchandise category, comparable store sales were flat in music, and increased 25% in video and 16% in accessories.

Gross Profit. Gross profit, as a percentage of sales, decreased to 36.4% in the thirteen weeks ended July 29, 2000 from 37.0% in the thirteen weeks ended July 31, 1999. This decrease relates to a more competitive pricing structure implemented at the Camelot stores acquired during the first quarter last year, as well as a shift in sales to lower margin categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased to 32.9% in the thirteen weeks ended July 29, 2000 from 33.3% in the thirteen weeks ended July 31, 1999. The improvement primarily relates to the leveraging of operating expenses and the elimination of Camelot's administrative expenses during the period.

Interest Expense (Income). Net interest income was $0.7 million in the thirteen weeks ended July 29, 2000 compared to an expense of $0.5 million for the thirteen weeks ended July 31, 1999. The improvement in net interest relates to increased investment income from higher average cash balances.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                  (continued)

Income Tax Expense (Benefit). The Company's effective tax rate decreased to 37.5% for the thirteen weeks ended July 29, 2000 from 42.0% for the thirteen weeks ended July 31, 1999. During 1999, the Company's effective tax rate was impacted by certain non-deductible expenses related to the Camelot merger.

Net Income. The Company's net income increased to $6.7 million for the thirteen weeks ended July 29, 2000, compared to $5.7 million for the same period last year. The increase in net income is attributable to increased sales, reduced SG&A, improved interest and a lower income tax rate.

                      Twenty-six Weeks Ended July 29, 2000
              Compared to the Twenty-six Weeks Ended July 31, 1999

Sales. The Company's total sales increased 6% to $595.6 million for the twenty-six weeks ended July 29, 2000 compared to $564.3 million for the twenty-six weeks ended July 31, 1999. Comparable store sales increased 5% for the period.

For the twenty-six weeks ended July 29, 2000, comparable store sales increased 5% for mall stores and 6% for free standing stores. By merchandise category, comparable store sales increased 2% in music, 26% in video and 19% in accessories.

Gross Profit. Gross profit, as a percentage of sales, decreased to 36.1% in the twenty-six weeks ended July 29, 2000 from 36.8% in the twenty-six weeks ended July 31, 1999. The decrease relates to a more competitive pricing structure implemented at the Camelot stores acquired during the first quarter last year, as well as a shift in sales to lower margin categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, decreased to 32.2% in the twenty-six weeks ended July 29, 2000 from 33.0% in the twenty-six weeks ended July 31, 1999. The improvement primarily relates to the leveraging of operating expenses and the elimination of Camelot's administrative expenses during the period.

Interest Expense (Income). Net interest income was $2.0 million in the twenty-six weeks ended July 29, 2000 compared to an expense of $0.9 million for the twenty-six weeks ended July 31, 1999. The improvement in net interest is due to the repayment of long-term debt related to Camelot's acquisition of Spec's Music and increased investment income from higher average cash balances.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                  (continued)

Costs Related to the Camelot Merger. A one-time pre-tax charge of $25.7 million for costs related to the merger with Camelot was taken in the twenty-six weeks ended July 31, 1999. The charge includes a write-off of redundant assets between the two companies of $8.0 million, investment banking fees and other professional costs of $10.0 million, printing and mailing costs for the joint proxy/prospectus filed on March 29, 1999 of $2.0 million, system and integration costs of $2.0 million and severance costs of $4.0 million.

Income Tax Expense (Benefit). The Company's effective tax rate decreased to 37.5% for the twenty-six weeks ended July 29, 2000 from 42.0% for the twenty-six weeks ended July 31, 1999. During 1999, the Company's effective tax rate was impacted by certain non-deductible expenses related to the Camelot merger.

Net Income. The Company's net income increased to $15.6 million for the twenty-six weeks ended July 29, 2000, compared to a net loss of $3.0 million for the same period last year. Excluding the one-time Camelot merger-related costs, 1999 net income was $12.0 million. The increase in net income is attributable to increased sales, reduced SG&A and improved interest, net.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of approximately $106.0 million at July 29, 2000, compared to $280.0 million at the end of fiscal 1999.

Cash used by operating activities was $124.6 million for the twenty-six weeks ended July 29, 2000. The primary uses of cash were a $153.3 million seasonal reduction of accounts payable and a $21.1 million net reduction in income taxes payable. These were partially offset by a $28.4 million reduction in inventory.

Cash used in financing activities was $41.3 million for the twenty-six weeks ended July 29, 2000. The primary use of cash was $39.4 million for the purchase of 3.9 million shares of common stock under a program authorized by the Board of Directors on January 7, 2000. As of July 29, 2000, the Company had completed the purchase of the 5.0 million shares authorized by the Board.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Liquidity and Capital Resources (continued)

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On July 29, 2000, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available for borrowing.

On August 11, 2000, the Company acquired a majority interest in SecondSpin.com for $5.0 million. In addition, SecondSpin.com can borrow up to $10.0 million from the Company in the form of convertible debt. As of August 11, 2000, SecondSpin.com had borrowed $2.5 million and had an addditional $7.5 million available to borrow.

On September 9, 2000, the Company signed a Definitive Purchase Agreement with Wax Works, Inc. to acquire substantially all of the assets of its Disc Jockey Music stores. The Disc Jockey chain has 113 stores in 34 states. The acquisition is expected to close by October 31, 2000. The Company expects to fund the acquisition from current cash balances.


Capital Resources. On April 22, 1999, the Company acquired by merger Camelot Music Holdings, Inc., ("Camelot") a Delaware corporation, by issuing 1.9 shares of the Company's common stock in exchange for each share of Camelot's outstanding common stock. Upon consummation of the merger, Camelot became a wholly-owned subsidiary of the Company.

The merger was accounted for as a tax-free pooling-of-interests. All financial and per share information for prior periods has been restated to reflect the results of the combined company. During the first twenty-six weeks of 2000, the Company had capital expenditures of $8.1 million.

The Company plans to spend $35.0 million, net of construction allowances, for capital expenditures in fiscal 2000. During the first twenty-six weeks of 2000, the Company opened or relocated 16 stores and closed 43 stores.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Friday, June 16, 2000.

B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

						                   			Column 1	   	Column 2
 	 Names  of Nominees	    		Withheld	   	Votes for
		 ------------------       ----------    -----------
		 Dean Adler			             3,095,516 		33,026,727
		 Michael Solow		             504,048 		35,618,195



C) A proposal to amend Trans World Entertainment Corporation's 1990 Stock Option Plan for Non-Employee Directors was approved as follows:


				FOR-		      			29,892,284
				AGAINST-			     6,176,569
				ABSTAIN-			        53,390

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits -
		Exhibit No	        Description          				Page No.
		---------- 	----------------------------	   ---------
     4.2	      	Amendment Number 5  to the		      15
	               	Loan and Security Agreement

     27       		Financial Data Schedule 		       N/A
					(electronic filing only)

(B)  Reports on Form 8-K -

On August 15, 2000, the Company filed a report on Form 8-K announcing that the Board of Directors has adopted a shareholder rights plan, designed to protect Company shareholders from coercive or unfair takeover techniques.


Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 12, 2000		By:  /s/ ROBERT J. HIGGINS
                             -----------------
                             Robert J. Higgins
         			                 Chairman and Chief Executive Officer
				                        (Principal Executive Officer)

September 12, 2000		By: /s/ JOHN J. SULLIVAN
                    								----------------
			                        	John J. Sullivan
				                        Senior Vice President
				                        and Chief Financial Officer
				                        (Chief Financial and Accounting Officer)