Form 10-Q
period 2000-10-28
TRANS WORLD ENTERTAINMENT CORP
filed 2000-12-12
CIK 795212

Third Quarter Filing on Form 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                             ENDED OCTOBER 28, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                          ............ TO ............

                        COMMISSION FILE NUMBER:  0-14818

                     TRANS WORLD ENTERTAINMENT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                            14-1541629
        ---------------------------------         ----------------------
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

                         Common Stock, $.01 par value,
             45,442,064 shares outstanding as of November 25, 2000

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Form 10-Q
                                                                       Page No
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at October 28, 2000 (unaudited),
  January 29, 2000 and October 30, 1999 (unaudited)                        3

Condensed Consolidated Statements of Income -
  Thirteen Weeks and Thirty-nine Weeks Ended October 28, 2000
  (unaudited) and October 30, 1999 (unaudited)                             4

Condensed Consolidated Statements of Cash Flows -
  Thirty-nine Weeks Ended October 28, 2000 (unaudited) and
  October 30, 1999 (unaudited)                                             5

  Notes to Condensed Consolidated Financial Statements (unaudited)         6

Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                9


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                 13

Signatures                                                                13

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                    October 28,      January 29,   October 30,
                                       2000             2000           1999
                                    -------------------------------------------
                                    (unaudited)                     (unaudited)

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents         $ 72,703        $280,026      $ 86,682
   Merchandise inventory              471,830         437,363       495,744
   Current deferred tax asset             ---             ---         4,502
   Other current assets                13,604          11,176        18,482
                                     --------        --------      --------
      Total current assets            558,137         728,565       605,410
                                     --------        --------      --------

DEFERRED TAX ASSET                     34,899          34,431        32,278
NET FIXED ASSETS                      139,099         144,694       141,796
OTHER ASSETS                           50,501          48,720        44,597
                                     --------         -------       -------
      TOTAL ASSETS                   $782,636        $956,410      $824,081
                                     ========        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                  $259,892        $353,294      $313,516
   Income taxes payable                   839          21,908           ---
   Accrued expenses and
    other liabilities                  21,662          32,021        26,024
   Current deferred taxes               9,568         12,469            ---
   Current portion of long-term debt
    and capital lease obligations       5,600           5,311         5,072
                                     --------        --------      --------
      Total current liabilities       297,561         425,003       344,612
                                    ---------        --------      --------

LONG-TERM DEBT, less current portion      ---            ---            ---
CAPITAL LEASE OBLIGATIONS, less
 current portion                       15,231          19,461        19,666
OTHER LIABILITIES                      29,290          17,773        18,541
                                     --------        --------      --------
      TOTAL LIABILITIES               342,082         462,237       382,819
                                     --------        --------      --------

SHAREHOLDERS' EQUITY:
   Preferred stock ($.01 par value;
    5,000,000 shares authorized;
     none issued)                         ---             ---           ---
   Common stock ($.01 par value;
    200,000,000 shares authorized;
      53,678,821, 53,425,867 and
       53,065,264 shares issued,
       respectively)                      537             534           531
   Additional paid-in capital         284,868         283,932       280,152
   Treasury stock, at cost (6,928,432,
    1,177,432 and 104,432 shares,
     respectively)                    (65,952)        (11,855)         (386)
   Unearned compensation -
    restricted stock                     (275)           (348)         (376)
   Accumulated comprehensive loss        (587)            ---           ---
   Retained earnings                  221,963         221,910       161,341
                                     --------        --------      --------
TOTAL SHAREHOLDERS' EQUITY            440,554         494,173       441,262
                                     --------        --------      --------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                $782,636        $956,410      $824,081
                                     ========        ========      ========



See Notes to Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                         Thirteen Weeks Ended          Thirty-nine Weeks Ended
                       -------------------------     ---------------------------
                       October 28,   October 30,     October 28,     October 30,
                          2000         1999             2000            1999
                       -------------------------     ---------------------------
Sales                   $265,597     $275,968        $861,223       $840,262
Cost of sales            173,896      178,987         554,681        535,767
                       ---------    ---------        --------       --------
Gross profit              91,701       96,981         306,542        304,495
Selling, general and
administrative expenses   99,298       90,576         291,052        276,569

Costs related to the
 Camelot merger              ---          ---             ---         25,721
                       ---------    ---------        --------       --------
Income (loss)
 from operations          (7,597)       6,405          15,490          2,205
Interest expense
(income)                    (514)        (108)         (2,466)           784
                       ---------    ---------        --------       --------
Income (loss) before
 income taxes             (7,083)       6,513          17,956          1,421

Income tax expense
 (benefit)                 8,513        2,736          17,902            597
                       ---------    ---------        --------       --------
NET INCOME (LOSS)       $(15,596)    $  3,777        $     54       $    824
                       =========    =========        ========       ========

BASIC EARNINGS (LOSS)
 PER SHARE              $  (0.32)    $   0.07        $   0.00       $   0.02
                       =========    =========        ========       ========

Weighted average number
of common shares
 outstanding - basic      48,364       52,775          48,819         52,313
                       =========    =========        ========       ========

DILUTED EARNINGS (LOSS)
 PER SHARE              $  (0.32)    $   0.07        $   0.00       $   0.02
                       =========    =========      ==========       ========

Weighted average number
of common shares
 outstanding - diluted    48,364       53,974          49,696         53,177
                      ==========    =========       =========       ========


See Notes to  Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                 Thirty-nine Weeks Ended
                                                 -------------------------
                                                 October 28,   October 30,
                                                    2000          1999
                                                 -------------------------

NET CASH USED BY OPERATING ACTIVITIES             $(120,233)    $( 7,680)
                                                 ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment            (22,864)     (37,067)
   Acquisition of business,
    net of cash acquired                             (4,862)         ---
   Purchase of other investments                     (2,414)         ---
   Disposal of videocassette
    rental inventory, net                                75          136
                                                 ------------------------
   Net cash used by investing activities            (30,065)     (36,931)
                                                 ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury shares                      (54,097)         ---
   Proceeds from capital leases                         ---        8,436
   Exercise of stock options                          1,013        8,011
   Payments of long term debt &
   lease obligations                                 (3,941)     (24,565)
                                                 ------------------------
   Net cash used by financing activities            (57,025)      (8,118)
                                                 ------------------------

   Decrease in cash and cash equivalents           (207,323)     (52,729)
   Cash and cash equivalents, beginning balance     280,026      139,411
                                                 ------------------------
   Cash and cash equivalents, ending balance      $  72,703     $ 86,682
                                                 ========================

Supplemental disclosure of non-cash investing
 and financing activities:
   Income tax benefit resulting from exercise
    of stock options                              $     646      $ 1,081
   Issuance of treasury stock under incentive
    stock programs                                        7           13

See Notes to Condensed Consolidated Financial Statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               October 28, 2000 and October 30, 1999 (unaudited)

Note 1. Basis of Presentation
The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly owned, except Second Spin, which is majority owned . All significant inter-company accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these condensed consolidated financial statements reflect all normal, recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of such financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Note 2. Seasonality
The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 3. Depreciation and Amortization
Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $190,000 and $180,000 for the thirteen weeks ended October 28, 2000 and October 30, 1999, respectively. Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $605,000 and $680,000 for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively.

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $413,000 and $410,000 for the thirteen weeks ended October 28, 2000 and October 30, 1999, respectively. For the thirty-nine week periods ended October 28, 2000 and October 30, 1999, depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $1.2 million. Depreciation and amortization for the remaining fixed assets included in Selling, General & Administrative ("SG&A") expenses totaled $9.1 million and $9.4 million in the thirteen weeks ended October 28, 2000 and October 30, 1999, respectively. The depreciation and amortization included in SG&A was $26.3 and $26.7 million for the thirty-nine week periods ended October 28, 2000 and October 30, 1999, respectively.

        TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     October 28, 2000 and October 30, 1999
                                  (unaudited)
                                  (continued)


Note 4. Earnings Per Share
Weighted average shares are calculated as follows:


                            Thirteen Weeks ended        Thirty-nine Weeks ended
                          -------------------------    -------------------------
                          October 28,   October 30,    October 28,   October 30,
                             2000          1999           2000          1999
                          -----------   -----------    ----------    ----------
Weighted average common shares
 outstanding - basic           48,364        52,775        48,819        52,313
Dilutive effect of
 employee stock options           ---         1,199           877           864
                          -----------   -----------    ----------    ----------
Weighted average common shares
 outstanding-diluted           48,364        53,974        49,696        53,177
                          ===========   ===========    ==========    ==========

Anti dilutive stock options     5,675         1,442         3,108         1,115
                          ===========   ===========    ==========    ==========

For the thirteen week period ended October 28, 2000, the impact of outstanding options were not considered because the Company had a net loss. For all other periods presented, antidilutive stock options outstanding had an exercise price greater than the average market price during the period.

Note 5. Comprehensive Income (Loss)
The Company's total comprehensive income (loss) was as follows:


                            Thirteen Weeks ended        Thirty-nine Weeks ended
                          -------------------------    -------------------------
                          October 28,   October 30,    October 28,   October 30,
                             2000         1999            2000          1999
                          -----------   -----------    ----------    -----------
Net income (loss)            ($15,596)       $3,777           $54           $824
Other comprehensive loss:
  Unrealized loss on available-for-sale
  securities                     (587)          ---          (587)           ---
                          -----------   -----------    ----------     ----------
Total comprehensive
  income (loss)              ($16,183)       $3,777         ($533)          $824
                          ===========   ===========    ==========     ==========


Note 6. Recently Issued Accounting Standards
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement No. 133 has subsequently been amended by Financial Accounting Standards Board Statement No. 137 which delays the effective date for implementation of Statement No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No. 133 on the Company's consolidated financial statements and is in the process of reviewing all contractual arrangements of the Company.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               October 28, 2000 and October 30, 1999 (unaudited)
                                  (continued)

Note 7. Legal Proceedings
On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS"), in the case of the IRS vs. Camelot Music Holdings Inc.("Camelot"), a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expenses for certain tax years that ended on or before February 1994, related to corporate owned life insurance policies held by CM Holdings. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11 million during the quarter ended October 28, 2000. The Company has filed a notice of appeals in the United States Third Circuit Court of Appeals in response to the decision.

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

Note 8.  Subsequent Events
On October 30, 2000, the Company acquired the assets of 112 stores owned by Wax Works, Inc., a privately-held music and video retailer. The stores operate under the name "Disc Jockey" and are located primarily in mall locations throughout the Midwest and Southern United States. The acquisition will be accounted for using the purchase method. The Company paid $52.0 million for the assets, including merchandise inventory, fixed assets, leasehold interests and other related current assets. The Company will recognize approximately $10.2 million in goodwill related to the acquisition which will be amortized on a straight-line basis over a 15 year period.

NOTE 9. Other Investments
Included in SG&A is a $2.1 million write-off of an investment in an internet business.

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

RESULTS OF OPERATIONS

                     Thirteen Weeks Ended October 28, 2000
             Compared to the Thirteen Weeks Ended October 30, 1999

Sales. The Company's total sales decreased 4% to $265.6 million for the thirteen weeks ended October 28, 2000 compared to $276.0 million for the thirteen weeks ended October 30, 1999. The decrease was attributable to a comparable store sales decrease of 4%.

For the thirteen weeks ended October 28, 2000, comparable store sales decreased 4% for both mall and free standing stores. By merchandise category, comparable store sales were down 9% in music, and increased 24% in video and 7% in accessories. Music sales were negatively impacted by a weak new release schedule for the quarter, as well as the continued decline in sales of full length cassettes and cassette singles. The increase in video sales was driven by the growth in the DVD format.

Gross Profit. Gross profit, as a percentage of sales, decreased to 34.5% in the thirteen weeks ended October 28, 2000 from 35.1% in the thirteen weeks ended October 30, 1999. The decrease in margin relates to the loss of sales in the high margin singles category and increased promotional pricing early in the quarter in response to soft sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 37.4% in the thirteen weeks ended October 28, 2000 from 32.8% in the thirteen weeks ended October 30, 1999. Included in SG&A is a $2.1 million write-off of an investment in an internet business. Excluding the one-time charge, SG&A expenses were 36.6% of sales. The increase primarily relates to increased spending on initiatives including branding, supply chain and e-commerce.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                  (continued)

Interest Expense (Income). Net interest income was $514,000 in the thirteen weeks ended October 28, 2000 compared to $108,000 for the thirteen weeks ended October 30, 1999. The improvement in net interest relates to increased investment income from higher average cash balances and higher interest rates.

Income Tax Expense. The Company's income tax expense was $8.5 million for the thirteen weeks ended October 28, 2000. Included in income tax expense was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses related to corporate owned life insurance policies (see Note 7. Legal Proceedings). Excluding the charge, the Company's effective tax rate was 35.1% for the thirteen weeks ended October 28, 2000, decreasing from 42.0% for the thirteen weeks ended October 30, 1999. During 1999, certain non-deductible expenses related to the Camelot merger impacted the Company's effective tax rate.

Net Income. The Company's net loss was $15.6 million for the thirteen weeks ended October 28, 2000, compared to net income of $3.8 million for the same period last year. Excluding one-time charges, the Company's net loss was $3.1 million. The decrease in net income is attributable to decreased sales, lower gross margins and increased SG&A expenses.

                    Thirty-nine Weeks Ended October 28, 2000
            Compared to the Thirty-nine Weeks Ended October 30, 1999

Sales. The Company's total sales increased 2% to $861.2 million for the thirty-nine weeks ended October 28, 2000 compared to $840.3 million for the thirty-nine weeks ended October 30, 1999. Comparable store sales increased 2% for the period.

For the thirty-nine weeks ended October 28, 2000, comparable store sales increased 2% for mall stores and 3% for free standing stores. By merchandise category, comparable store sales decreased 2% in music and increased 25% in video and 8% in accessories.

Gross Profit. Gross profit, as a percentage of sales, decreased to 35.6% in the thirty-nine weeks ended October 28, 2000 from 36.2% in the thirty-nine weeks ended October 30, 1999. The decrease in margin relates to the loss of sales in the high margin singles category and increased promotional pricing in the third quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 33.8% in the thirty-nine weeks ended October 28, 2000 from 32.9% in the thirty-nine weeks ended October 30, 1999. The increase primarily relates to increased spending on initiatives including branding, supply chain and e-commerce.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                  (continued)

Interest Expense (Income). Net interest income was $2.5 million in the thirty-nine weeks ended October 28, 2000 compared to an expense of $0.8 million for the thirty-nine weeks ended October 30, 1999. The improvement in net interest is due to increased investment income from higher average cash balances and higher interest rates.

Costs Related to the Camelot Merger. A one-time pre-tax charge of $25.7 million for costs related to the merger with Camelot was taken in the thirty-nine weeks ended October 30, 1999. The charge includes a write-off of redundant assets between the two companies of $8.0 million, investment banking fees and other professional costs of $10.0 million, printing and mailing costs for the joint proxy/prospectus filed on March 29, 1999 of $2.0 million, system and integration costs of $2.0 million and severance costs of $4.0 million.

Income Tax Expense (Benefit). The Company's income tax expense was $17.9 million for the thirty-nine weeks ended October 28, 2000. Included in income tax expense was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses, related to corporate owned life insurance policies (see Note 7. Legal Proceedings). Excluding the charge, the Company's effective tax rate was 38.4% for the thirty-nine weeks ended October 28, 2000, decreasing from 42.0% for the thirty-nine weeks ended October 30, 1999. During 1999, certain non-deductible expenses related to the Camelot merger impacted the Company's effective tax rate.

Net Income. The Company's net income decreased to $54,000 for the thirty-nine weeks ended October 28, 2000, compared to $824,000 for the same period last year. Excluding the one-time charges, net income was $12.4 million for the thirty-nine weeks ended October 28, 2000, compared to $15.7 excluding the one-time Camelot merger-related costs. The decrease in net income is attributable to lower gross margins and higher SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of approximately $72.7 million at October 28, 2000, compared to $280.0 million at the end of fiscal 1999.

Cash used by operating activities was $120.2 million for the thirty-nine weeks ended October 28, 2000. The primary uses of cash were a $93.4 million reduction of accounts payable, a $34.5 million increase in inventory and a $21.1 million net reduction in income taxes payable.

Cash used in financing activities was $57.0 million for the thirty-nine weeks ended October 28, 2000. The primary use of cash was $54.1 million for the purchase of 5.8 million shares of common stock under repurchase programs authorized by the Board of Directors. As of October

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
    Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Liquidity and Capital Resources
                                  (continued)

28, 2000, the Company had completed the purchase of 5.8 million shares of the
10.0 million shares authorized by the Board.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On October 28, 2000, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available for borrowing.

On August 11, 2000, the Company acquired a majority interest in SecondSpin.com for $5.0 million. In addition, SecondSpin.com can borrow up to $10.0 million in the form of convertible debt. As of October 28, 2000, SecondSpin.com had borrowed $2.5 million and had an additional $7.5 million available to borrow.

Capital Resources. On April 22, 1999, the Company acquired by merger Camelot, a Delaware corporation, by issuing 1.9 shares of the Company's common stock in exchange for each share of Camelot's outstanding common stock. Upon consummation of the merger, Camelot became a wholly owned subsidiary of the Company.

The merger was accounted for as a tax-free pooling-of-interests. All financial and per share information for prior periods has been restated to reflect the results of the combined company. During the first thirty-nine weeks of 2000, the Company had capital expenditures of $22.9 million. The Company plans to spend $35.0 million, net of construction allowances, for capital expenditures in fiscal 2000. During the first thirty-nine weeks of 2000, the Company opened or relocated 32 stores and closed 64 stores.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits -
                      Exhibit No      Description                 Page No.
                     -----------    -----------------------      ---------
                        27          Financial Data Schedule         N/A
                                    (electronic filing only)


(B)  Reports on Form 8-K -

On October 19, 2000, the Company filed a report on Form 8-K announcing the United States District Court for the District of Delaware issued an opinion in favor of the IRS, in the case of IRS vs. Camelot Music Holdings, Inc., a wholly-owned subsidiary of the Company.

On November 13, 2000, the Company filed a report on Form 8-K announcing the closing on the acquisition of the Disc Jockey music chain from Wax Works, Inc.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 12, 2000                 By:  /s/ ROBERT J. HIGGINS
                                      ----------------------
                                           Robert J. Higgins
                                           Chairman and Chief
                                            Executive Officer
                                  (Principal Executive Officer)

December 12, 2000                 By: /s/ JOHN J. SULLIVAN
                                      ----------------------
                                          John J. Sullivan
                                       Senior Vice President
                                   and Chief Financial Officer
                                 (Principal Financial Officer)