Form 10-K
period 2001-02-03
TRANS WORLD ENTERTAINMENT CORP
filed 2001-05-04
CIK 795212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM............TO............

                         COMMISSION FILE NUMBER: 0-14818



                      Trans World Entertainment Corporation
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                              14-1541629
                  --------                              ----------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
       incorporation or organization)

                               38 Corporate Circle
                             Albany, New York 12203
                             ----------------------
          (Address of principal executive offices, including zip code)

                                 (518) 452-1242
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. |_|

As of April 30, 2001, 42,113,342 shares of the Registrant's Common Stock, excluding 11,596,432 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $8.97 on the NASDAQ National Market on April 30, 2001, was approximately $270,312,672. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 28.4% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Trans World Entertainment Corporation (which, together with its consolidated subsidiaries, is referred to herein as the "Company") was incorporated in New York in 1972. Trans World Entertainment Corporation owns 100% of the outstanding common stock of Record Town, Inc., through which the Company's principal retail operations are conducted, through various subsidiaries.

The Company operates a chain of retail entertainment stores and an e-commerce site in a single industry segment. Sales were $1.41 billion during the fiscal year ended February 3, 2001 (referred to herein as "2000"). The Company is one of the largest specialty retailers of compact discs, prerecorded audio cassettes, prerecorded videocassettes, digital versatile discs ("DVDs") and related products in the United States. At February 3, 2001, the Company operated 984 stores totaling approximately 5.3 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with the majority of the stores concentrated in the Eastern half of the United States. The Company's business is seasonal in nature, with the peak selling period being the Christmas holiday season in the Company's fourth fiscal quarter.

On October 30, 2000, the Company acquired certain assets and assumed certain liabilities and operating lease commitments of 112 stores from Wax Works, Inc., a privately-held music and video retailer. The stores operate under the name "Disc Jockey" and are located primarily in mall locations throughout the Midwest and Southern United States. The acquisition was accounted for using the purchase method of accounting. The Company acquired the assets for $49.8 million, including merchandise inventory, fixed assets, leasehold interests and other related current assets. The Company recognized approximately $10.2 million in goodwill related to the acquisition. The goodwill will be amortized on a straight-line basis over a 15-year period.

On August 11, 2000, the Company acquired a majority interest in SecondSpin.com for $4.2 million, net of cash acquired.. The acquisition was accounted for under the purchase method of accounting. SecondSpin.com operates on-line and in store marketplaces for buying and selling of used CDs, videos and DVDs. SecondSpin operates four stores in California and Colorado.

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

  MALL STORES

The Company's mall stores currently include four concepts, all of which offer consumers an exciting shopping experience. The mall stores emphasize a strong in-store marketing message, and a broad merchandise selection to attract the casual impulse buyer.

FULL-LINE MUSIC STORES. The Company's full-line mall stores are located in large, regional shopping malls and operate under the trade names of Record Town, Camelot Music, Disc Jockey or The Wall. There were 627 such stores at February 3, 2001. This concept averages approximately 4,700 square feet with stores ranging in excess of 10,000 square feet.

SATURDAY MATINEE STORES. These stores sell prerecorded video merchandise and related accessories. These stores are located in large, regional shopping malls and average 2,200 square feet in size. There were 24 such locations at February 3, 2001.

COMBINATION STORES. At February 3, 2001, the Company operated 90 combination Record Town/Saturday Matinee stores. The combination store concept averages 8,300 square feet. These stores share common storefronts and offer the consumer an exciting combination of music and video merchandise in one store location. The Company believes that the combination of the two concepts creates a marketing synergy by attracting different target customers.

FOR YOUR ENTERTAINMENT STORES. At February 3, 2001, the Company operated 14 F.Y.E. stores. These stores carry a broad assortment of music and video merchandise and an extensive selection of games, portable electronics, accessories and boutique items, as well as a game arcade. This format makes the traditional superstore experience available to shopping mall consumers. This format is designed to be a semi-anchor or destination location in major regional malls. The F.Y.E. concept averages 23,800 square feet.

   BRANDING

On March 19, 2001, the Company announced its strategic plan to re-brand its mall-based stores and its web site under a single, unified brand, FYE (For Your Entertainment). The re-branding initiative is the result of an 18-month in-depth analysis of the changing entertainment marketplace, the technology revolution, as well as extensive customer research. The unified brand enables the Company to leverage its strength as the nation's largest music specialty retailer and differentiate FYE from the competition. For the first time, customers nationwide will enjoy a consistent shopping experience in every store, in every market and in every channel. This enhanced brand experience, which will include industry-leading product sampling and selection tools, is designed to cultivate customer loyalty, drive sales and build market share for the Company. FYE will create a more relevant shopping experience for consumers, expanding product selection across the entertainment spectrum. The brand positioning also enables the Company to broaden its customer base and fully realize the benefits of a multi-market, multi-channel strategy. The re-branding effort will be rolled out nationally to all stores by the end of fiscal 2001. The Company's e-commerce site will be re-launched as fye.com in August 2001 for an unparalleled bricks and clicks presence. Management anticipates the investment in the branding initiative to be approximately $40 million in 2001, including operating expenses of $19 million including depreciation.

  FREESTANDING STORES

The Company's freestanding concept included 228 stores in operation at February 3, 2001, which primarily operate under the names Coconuts, Strawberries Music and Spec's Music. These stores are designed for freestanding, strip center and downtown locations. These stores average approximately 5,200 square feet, and carry an extensive merchandise assortment. The Company's freestanding stores include 9 video rental stores operating under the name Movies Plus.

The Company also operates "Planet Music," a 31,000 square foot freestanding superstore in Virginia Beach, VA. The store offers an extensive catalog of music, video and other related merchandise.

  E-COMMERCE

In November 1998, the Company launched TWEC.COM, which is the on-line hub for the Company's retail stores. The site features all of the music CDs and cassettes, video games, DVD and VHS home videos that are available at its retail stores, and more. The Company will replace TWEC.COM when it launches fye.com in fiscal 2001.

MERCHANDISE

The Company's stores offer a full assortment of compact discs, prerecorded audio cassettes, prerecorded video, DVDs and related products. Sales by merchandise category as a percent of total sales over the past three years were as follows:

                                      ------------------------------------------
                                       FEBRUARY 3,   JANUARY 29,    JANUARY 30,
                                              2001          2000          1999
                                      ------------------------------------------
         Compact discs                     66.6%         67.0%         64.3%
         Prerecorded audio cassettes        6.9           9.5          12.2
         Singles                            1.6           2.9           3.6
         Prerecorded video                 14.5          11.2          10.3
         Other                             10.4           9.4           9.6
                                      ------------------------------------------
         TOTAL                            100.0%        100.0%        100.0%
                                      ------------------------------------------

PRERECORDED MUSIC. The Company's stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from five major manufacturers. Music categories include rock, pop, rap, soundtracks, alternative, Latin, urban, heavy metal, country, dance, vocals, jazz and classical.

PRERECORDED VIDEO. The Company offers prerecorded videocassettes and DVDs for sale in a majority of its stores. In 2000, DVD sales increased to 42% of the Company's total video sales. The Company believes that the DVD player will continue to replace VCRs. Paul Kagan Associates, an entertainment/media research firm, estimated that more than 4 million households owned a DVD player by the end of 2000 and as many as 43 million households will own a DVD player by the end of 2008. The Company plans to capitalize on this trend by making DVDs increasingly available in its stores.

OTHER MERCHANDISE. The Company stocks and promotes brand name blank audio cassettes, compact discs and videocassette tapes as well as accessory merchandise for compact discs, audio cassettes and videocassettes, including maintenance and cleaning products, storage cases, portable electronics and headphones. The Company also features video games, consumer electronics and boutique items.

ADVERTISING

The Company makes extensive use of in-store signs and pursues a mass-media marketing program for its freestanding stores through advertisements in newspapers, radio, and television. Most of the vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise.

INDUSTRY AND COMPETITIVE ENVIRONMENT

According to the Recording Industry Association of America, the U.S. retail music market was approximately $14.3 billion in 2000. The retail home entertainment industry is highly competitive. The Company's retail stores compete primarily with other specialty retail music and video chains (e.g. Sam Goody, Wherehouse Entertainment, Tower Records), as well as mass merchants (e.g. Wal-Mart, K-Mart, Target), book stores (e.g. Barnes and Noble, Borders) and consumer electronics stores (e.g. Best Buy, Circuit City), some of which may have greater financial or other resources than the Company.

The Company also competes with mail order clubs (e.g. BMG Music, Columbia House) and Internet companies (e.g. Amazon.com, CDnow.com). The Company believes that sales via the Internet will continue to become more significant over time.

SEASONALITY

The Company's business is highly seasonal, with the fourth quarter constituting the Company's peak selling period. In fiscal 2000, the fourth quarter accounted for approximately 39% of annual sales and 75% of net income, excluding one-time charges. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to supplement its permanent store sales staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter, as a result of merchandise delivery delays due to receiving or distribution problems, the Company's operating results, particularly operating and net income, could be adversely affected. Quarterly results can be affected by the timing and strength of new releases, the timing of holidays, new store openings and the sales performance of existing stores.

DISTRIBUTION AND MERCHANDISE OPERATIONS

The Company's two distribution facilities use automated and computerized systems designed to manage merchandise receipt, storage and shipment. Store inventories of regular merchandise are replenished using daily sales information that is transmitted to the Company's central computer system from each store after the close of the business day. Shipments from the distribution facilities to the Company's stores are made at least once a week and currently provide approximately 78% of all merchandise requirements. The balance of the stores' requirements is satisfied through direct shipments from manufacturers.

Company-owned trucks service approximately 21% of the Company's stores. The balance of stores are serviced by several common carriers chosen on the basis of geography and rate considerations. The Company does not have any long-term contractual arrangements with common carriers. The Company's sales volume and centralized merchandise distribution facilities enable them to take advantage of transportation economies.

The Company believes that its existing distribution centers are adequate to meet the Company's planned business needs.

SUPPLIERS AND PURCHASING

The Company purchases inventory from approximately 660 suppliers. Approximately 71% of purchases in fiscal 2000 were made from five suppliers: WEA (Warner/Electra/Atlantic Corp.), Sony Music, Universal Distribution, BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution). As is typical in this industry, the Company does not have material long-term purchase contracts and deals with its suppliers principally on an order-by-order basis. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. The Company also expects to continue to pass on to customers any material price increases imposed by the suppliers of prerecorded music and video.

The Company produces its own store fixtures for its stores at a facility located in Johnstown, New York. The Company believes that its costs of production are lower than purchasing from an outside manufacturer.

TRADE CUSTOMS AND PRACTICES

Under current trade practices with the five largest suppliers, retailers of compact discs and prerecorded audio cassettes are entitled to return merchandise they have purchased for other titles carried by the suppliers; however, four of the five charge a related merchandise return penalty. This return practice permits the Company to carry a wider selection of music titles and reduces the risk of inventory obsolescence. Most manufacturers and distributors of prerecorded video offer return privileges comparable to those of prerecorded music, but they do not charge a return penalty. Merchandise return policies have not changed significantly during the past five years. Historically, the Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

EMPLOYEES

As of February 3, 2001, the Company employed approximately 10,000 associates, of whom 4,600 were employed on a full-time basis. The remainder were employed on a part-time or temporary basis. The Company hires seasonal sales associates during peak seasons to ensure continued levels of customer service. Store managers report to district managers, who, in turn, report to regional managers. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the profitability of stores for which they are responsible. None of the employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees. Increases in the minimum wage have had a significant effect on the Company's compensation expense in recent years. Future increases in the minimum wage may have an adverse effect on the Company's results of operations and financial condition.

RETAIL INFORMATION SYSTEMS

The Company utilizes an IBM AS/400 computer system for the majority of its information processing. The system processes sales, inventory, accounting, payroll, telecommunications and other operating information. During fiscal 1998 and 1999, the Company completed a chain-wide rollout of a new point-of-sale system. This system improved customer service by increasing the accuracy of perpetual inventory records at the store level, which improved in-stock levels. The system includes enhanced inventory management functions, including merchandise receiving and returns, and the ability to look up, by SKU, a store's current in-stock inventory position. Additionally, the system facilitates streamlined checkout procedures and daily electronic communication between stores, the corporate offices and field management.

ITEM 2. PROPERTIES

RETAIL STORES

At February 3, 2001, the Company operated 984 retail locations. All of the Company's retail stores are under operating leases with various terms and options. Substantially all of the stores provide for payment of fixed monthly rentals, a percentage of gross receipts of the store in excess of specified sales levels, and operating expenses for maintenance, property taxes, insurance and utilities. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of February 3, 2001:

                                # of                        # of
                Year           Leases     Year             Leases
                ----           ------     ----             ------
                2001             122      2005               82

                2002             104      2006               32

                2003             138      2007               62

                2004             170      2008 & Beyond      274

The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations.

CORPORATE OFFICES AND DISTRIBUTION CENTER FACILITIES

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chief Executive Officer under three capital leases that extend through the year 2015. All three leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. Under such leases, the Company pays all property taxes, insurance and maintenance. The office portion of the facility is comprised of approximately 40,300 square feet. The distribution center portion is comprised of approximately 128,100 square feet. The Company owns its 236,600 square foot distribution center and 59,200 square feet of commercial office space in North Canton, Ohio.

The Company leases an 82,000 square foot facility in Johnstown, New York, where it manufactures its store fixtures. The operating lease expires in December 2003. The Company also leases 20,700 square feet of commercial office space in Albany, New York. The operating lease expires in December of 2001.

ITEM 3. LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS"), in the case of the IRS vs. CM Holdings Inc. ("Camelot"), a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expense for certain tax years that ended on or before February 1994, related to corporate-owned life insurance policies held by Camelot. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11.0 million during 2000. The Company has filed a notice of appeal in the United States Third Circuit Court of Appeals in response to the decision.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, the five major music distributors and two other specialty retailers in the U.S. District Court for the Southern District of New York ("AG's suit"). The complaint has been subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to U.S. District Court in Maine pursuant to the Multidistrict Litigation Rules. The AG's suit alleges that the distributors and retailers conspired to violate the anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the labels. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the services of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class
Actions have been consolidated along with the AG's suit in the

U.S. District Court in Maine. It is management's belief that the lawsuit is without merit and the Company will ultimately prevail in this regard.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION. The Company's Common Stock trades on The NASDAQ Stock Market under the symbol "TWMC." As of February 3, 2001, there were approximately 925 shareholders of record. The following table sets forth high and low last reported sale prices, adjusted for stock splits, for each fiscal quarter during the period from February 1, 1999 through April 30, 2001.

                                                     CLOSING
                                                      SALES
                                                      PRICES

                                                 High        Low
                             2000
                  1st Quarter                   $10.69     $ 9.25
                  2nd Quarter                    12.88       9.50
                  3rd Quarter                    12.06       7.63
                  4th Quarter                    10.19       7.44

                             1999
                  1st Quarter                   $21.96     $16.00
                  2nd Quarter                    29.58      18.25
                  3rd Quarter                    26.75      11.33
                  4th Quarter                    24.38      13.25

                             2001               $ 9.88     $ 8.02
                  1st Quarter (through
                      April 30, 2001)

On April 30, 2001, the last reported sale price on the Common Stock on the NASDAQ National Market was $8.97.

Options for the Company's Common Stock trade on the Chicago Board Options Exchange.

DIVIDEND POLICY: The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. Such dividends would be restricted to ten percent of the most recent fiscal year's consolidated net income and could only be paid if, after any payment of dividends, the Company maintains $25 million in availability under the credit agreement. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the Board of Directors of the Company may consider.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company and gives retroactive effect to the acquisition of Camelot for the periods subsequent to its "fresh-start reporting" on January 31, 1998, upon its reemergence from bankruptcy. The acquisition was accounted for using the pooling-of-interests method of accounting. The selected income statement and balance sheet data for the five fiscal years ended February 3, 2001 set forth below are derived from the audited consolidated financial statements of the Company. Each fiscal year of the Company consisted of 52 weeks, except the fiscal year ended February 3, 2001, which consisted of 53 weeks. All share and per share amounts have been adjusted for stock splits. The information is only a summary and should be read in conjunction with the Company's audited consolidated financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                             FEBRUARY 3,   JANUARY 29,  JANUARY 30,  JANUARY 31,  FEBRUARY 1,
                                                 2001          2000         1999         1998         1997
                                            -------------------------------------------------------------------
                                                     (in thousands, except per share and store data)
         INCOME STATEMENT DATA:
         Sales                                  $1,414,589   $1,358,132   $1,282,385     $571,314     $481,657
         Cost of sales                             917,354      858,588      796,311      361,422      308,952
                                            -------------------------------------------------------------------
         Gross profit                              497,235      499,544      486,074      209,892      172,705
         Selling, general and
           Administrative expenses                 416,990      371,998      372,886      170,834      150,218
         Camelot merger-related costs (1)               --       25,473           --           --           --
         Asset impairment charge and
            restructuring charge
            (reversal), net (2)                         --           --        1,537           --           --
                                            -------------------------------------------------------------------
         Income from operations                     80,245      102,073      111,651       39,058       22,487
         Interest expense                            3,128        3,496        4,989        5,148       12,110
         Other expenses (income), net               (6,543)      (4,086)      (2,221)        (153)      (1,343)
                                            -------------------------------------------------------------------
         Income before income
           taxes                                    83,660      102,663      108,883       34,063       11,720
         Income tax expense                         43,510       41,270       47,873       13,489        4,618
                                            -------------------------------------------------------------------
         Net income                                 40,150      $61,393      $61,010      $20,574       $7,102
                                            ===================================================================
         Basic earnings per share                    $0.84        $1.17        $1.19        $0.70        $0.24
                                            ===================================================================
         Weighted average number
           of shares outstanding - basic            47,597       52,457       51,105       29,483       29,271
                                            ===================================================================
         Diluted earnings per share                  $0.83        $1.15        $1.14        $0.66        $0.24
                                            ===================================================================
         Weighted average number
            of shares outstanding - diluted         48,498       53,354       53,530       31,032       29,697
                                            ===================================================================

         BALANCE SHEET DATA: (AT THE END OF THE PERIOD)
         Working capital                          $244,716     $303,562     $274,535      $88,974     $80,368
         Total assets                            1,002,002      956,410      798,610      374,019     311,610
         Current portion of
           Long-term obligations                     5,702        5,311        4,802           99       9,557
         Long-term obligations                      13,767       19,461       36,065       41,409      50,490
         Shareholders' equity                      448,822      494,173      432,376      124,522     102,919

         OPERATING DATA:
         Store count (open at end of
           period):
              Mall stores                              755          723          741          340         357
              Freestanding stores                      229          244          247          199         122
                                            ------------------------------------------------------------------
              Total stores                             984          967          988          539         479

         Comparable store sales increase (3)          0.2%         2.0%         3.7%        10.2%        3.6%
         Total square footage (in thousands)         5,322        4,913        4,693        2,442       2,008

(1) THE CAMELOT MERGER-RELATED COSTS INCLUDED THE WRITE-OFF OF THE BOOK VALUE OF RETIRED ASSETS, PROFESSIONAL FEES ASSOCIATED WITH THE COMPLETION OF THE MERGER, SEVERANCE COSTS, JOINT PROXY PRINTING AND DISTRIBUTION COSTS, AND REGULATORY FILING FEES.

(2) THE ASSET IMPAIRMENT CHARGE AND RESTRUCTURING CHARGE (REVERSAL), NET, DURING THE YEAR ENDED JANUARY 30, 1999, INCLUDED AN ASSET IMPAIRMENT CHARGE OF $3.7 MILLION TO WRITE DOWN THE CARRYING AMOUNT OF CERTAIN FIXED ASSETS AT STORES, PRIMARILY LEASEHOLD IMPROVEMENTS, AND THE ONE-TIME REVERSAL OF THE REMAINING BALANCE OF $2.2 MILLION IN THE STORE CLOSING RESERVE ORIGINALLY ESTABLISHED DURING THE FISCAL YEAR ENDED FEBRUARY 3, 1996. SEE NOTE 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

(3) A STORE IS INCLUDED IN COMPARABLE STORE SALES CALCULATIONS AT THE BEGINNING OF ITS 13TH FULL MONTH OF OPERATION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's merchandise, including the entry or exit of non-traditional retailers of the Company's merchandise to or from its markets; the release by the music industry of an increased or decreased number of "hit releases;" general economic factors in markets where the Company's merchandise is sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of sales:

                                                       Fiscal Year Ended
                                             --------------------------------------
                                              February 3, January 29,  January 30,
                                                 2001        2000         1999
                                             --------------------------------------
         Sales                                     100.0%      100.0%       100.0%
         Gross profit                               35.2%       36.8%        37.9%
         Selling, general and
           administrative expenses                  29.5%       27.4%        29.1%
         Camelot merger-related costs                  --        1.9%           --
         Restructuring charge reversal
         and impairment charge, net                    --          --         0.1%
                                             --------------------------------------
         Income from operations                      5.7%        7.5%         8.7%
         Interest expense                            0.2%        0.3%         0.4%
         Other expenses (income), net               (0.4)%      (0.3)%       (0.2)%
                                             --------------------------------------
         Income before income taxes                  5.9%        7.5%         8.5%
         Income tax expense                          3.1%        3.0%         3.7%
                                             --------------------------------------

         Net income                                  2.8%        4.5%         4.8%
                                             ======================================

         Change in comparable store sales            0.2%        2.0%         3.7%
                                             ======================================

                   FISCAL YEAR ENDED FEBRUARY 3, 2001 ("2000")
             COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2000 ("1999")

SALES. The Company's sales increased $56.5 million, or 4.2%, from 1999. The increase was primarily attributable to a comparable store sales increase of 0.2% and the addition of approximately 409,000 square feet of retail selling space through the opening of 12 stores, acquisition of 112 stores (purchase of retail assets from Wax Works, Inc., a privately-held music and video retailer) and relocation of 36 stores, which was partially offset by the closing of 107 stores.

For 2000, comparable store sales increased 0.2% for mall stores and 0.3% for freestanding stores. By merchandise category, comparable store sales decreased 5.4% in music, increased 29.7% in video and 7.7% in other merchandise. The increase in comparable sales for video was driven by DVD sales.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 35.2% in 2000 from 36.8% in 1999 primarily as a result of declining sales in the high margin singles and audio cassette categories, increased sales in the lower margin DVD category, and increased promotional pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A, as a percentage of sales, increased to 29.5% in 2000 from 27.4% in 1999. The increase can be attributed to increased spending on strategic initiatives including the unified branding of mall stores, supply chain enhancement and e-commerce development.

INTEREST EXPENSE. Interest expense decreased from $3.5 million in 1999 to $3.1 million in 2000 due to lower average outstanding borrowings.

OTHER EXPENSES (INCOME), NET. Other income, net increased from $4.1 million in 1999 to $6.5 million in 2000. The increase was due to interest income from higher average cash balances during the year.

INCOME TAX EXPENSE. The effective income tax rate was 52.0% in 2000. Included in income tax expense was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses related to corporate-owned life insurance policies held by Camelot. Excluding the charge, the Company's effective tax rate was 38.9% in 2000. See Note 6 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective income tax rate.

NET INCOME. In 2000, the Company's net income decreased to $40.2 million compared to a net income of $61.4 million in 1999. The decrease in net income is attributable to lower gross margins, higher SG&A expenses and the increase in income tax expense related to the court decision on corporate-owned life insurance policies.

Comparisons of 2000 and 1999 are affected by an additional week of results in the 2000 reporting year. Because the Company's year ends on the Saturday nearest to January 31, a fifty-third week is added every five or six years. The fifty-third week in 2000 increased sales by an estimated $23.7 million, operating income by an estimated $4.0 million and net income by an estimated $2.5 million or $0.05 per share.

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

OTHER EXPENSES (INCOME), NET. Other income, net increased from $2.2 million in 1998 to $4.1 million in 1999. The increase was due to interest income from higher average cash balances during the year.

INCOME TAX EXPENSE. The effective income tax rate was 40.2% in 1999. See Note 6 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective income tax rate.

NET INCOME. In 1999, the Company's net income increased to $61.4 million compared to net income of $61.0 million in 1998. Excluding the one-time Camelot merger-related costs, pro forma 1999 net income is $76.6 million. The improved bottom line performance as compared to 1998 can be attributed to the improved leverage of SG&A expenses due to higher sales and the reduction of corporate overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of working capital are cash flows provided by operations and borrowing capacity under its revolving credit facility. The Company ended fiscal 2000 with cash balances of approximately $265.1 million, compared to $280.0 million at the end of 1999. The decrease primarily relates to an increase in cash used in investing and financing activities.

Cash used in investing activities was $92.0 million in 2000, as compared to $53.3 million in 1999. In 2000, the primary uses of cash were $55.9 million for acquisitions, primarily relating to the acquired Disc Jockey stores, and $32.8 million for the acquisition of property and equipment. In 1999, the acquisition of property and equipment accounted for $51.2 million of cash used in investing activities.

Cash used in financing activities was $90.2 million in 2000, as compared to $18.2 million in 1999. In 2000, the primary use of cash was $85.7 million to repurchase outstanding shares of the Company's common stock under programs authorized by the Board of Directors. As of February 3, 2001, the Company had purchased approximately 10.5 million shares of the 15.0 million shares authorized by the Board of Directors under three separate programs of 5.0 million shares each. During 1999, the two largest uses of cash were a payment of $22.0 million to pay off the remaining debt associated with the Camelot acquisition and $11.5 million to repurchase outstanding shares of the Company's common stock.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter at the discretion of both parties. Interest expense decreased to $3.1 million in 2000 from $3.5 million in 1999. As of February 3, 2001 and January 29, 2000, the Company did not have any borrowings outstanding under the facility, and $100 million was available.

The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant.

CAPITAL EXPENDITURES. The majority of the Company's capital expenditures are for new stores and the relocation of existing stores. The Company typically finances its capital expenditures through cash generated from operations. The Company may also receive financing from landlords in the form of construction allowances or rent concessions. Total capital expenditures were approximately $32.8 million in 2000.

In fiscal 2001, the Company plans to spend approximately $56.0 million, net of construction allowances, for additions to fixed assets, including costs for the rebranding of the mall stores.

SEASONALITY. The Company's business is highly seasonal, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 12 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

ACCOUNTING POLICIES. In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective February 4, 2001. As the Company is not active in the use of derivative instruments or arrangements, management has determined that adoption of SFAS No. 133 will not have a material financial impact on the Company's consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the Company's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2001.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the captions "Principal Shareholders" and "Election of Directors" in the Company's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1) FINANCIAL STATEMENTS
The consolidated financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

14(a)(2) FINANCIAL STATEMENT SCHEDULES
None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

14(a)(3) EXHIBITS
Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

14(b) REPORTS ON FORM 8-K
Not applicable.

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

                                           TRANS WORLD ENTERTAINMENT CORPORATION


Date: May 4, 2001                                   By: /s/ ROBERT J. HIGGINS
                                                       -------------------------
                                           Robert J. Higgins, Chairman and Chief
                                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                       TITLE                                    DATE

/s/ ROBERT J. HIGGINS         Chairman and Chief Executive Officer                               May 4, 2000
--------------------------    (Principal Executive Officer)
 (Robert J. Higgins)


/s/ JOHN J. SULLIVAN          Senior Vice President, Treasurer and Chief Financial Officer       May 4, 2001
--------------------------    (Principal Financial and Chief Accounting Officer)
 (John J. Sullivan)


/s/ MATTHEW H. MATARASO       Secretary and Director                                             May 4, 2001
--------------------------
 (Matthew H. Mataraso)


/s/ GEORGE W. DOUGAN          Director                                                           May 4, 2001
--------------------------
 (George W. Dougan)


/s/ ISAAC KAUFMAN             Director                                                           May 4, 2001
--------------------------
 (Isaac Kaufman)


/s/ DEAN S. ADLER             Director                                                           May 4, 2001
--------------------------
 (Dean S. Adler)


/s/ DR. JOSEPH G. MORONE      Director                                                           May 4, 2001
--------------------------
 (Dr. Joseph G. Morone)


/s/ MARTIN E. HANAKA          Director                                                           May 4, 2001
--------------------------
 (Martin E. Hanaka)


/s/ MICHAEL B. SOLOW          Director                                                           May 4, 2001
--------------------------
 (Michael B. Solow)

                      TRANS WORLD ENTERTAINMENT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Form 10-K
                                                                        Page No.

Independent Auditors' Report                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets at February 3, 2001 and January 29, 2000     F-3

  Consolidated Statements of Income - Fiscal years ended February 3,
    2001, January 29, 2000 and January 30, 1999                            F-4

  Consolidated Statements of Shareholders' Equity - Fiscal years ended
    February 3, 2001, January 29, 2000 and January 30, 1999                F-5

  Consolidated Statements of Cash Flows - Fiscal years ended February 3,
    2001, January 29, 2000 and January 30, 1999                            F-6


  Notes to Consolidated Financial Statements                               F-7

REPORT OF KPMG LLP
INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                          /s/ KPMG LLP


Albany, New York
March 16, 2001

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 FEBRUARY 3,    JANUARY 29,
                                                                                    2001            2000
                                                                               -------------------------------
     ASSETS

     CURRENT ASSETS:
       Cash and cash equivalents                                                   $   265,084     $  280,026
       Accounts receivable                                                               8,726          5,973
       Merchandise inventory                                                           475,747        437,363
       Prepaid expenses and other                                                        5,771          5,203
                                                                               -------------------------------
               Total current assets                                                    755,328        728,565
                                                                               -------------------------------

     FIXED ASSETS, net                                                                 152,741        144,694

     DEFERRED TAX ASSET                                                                 34,317         34,431
     GOODWILL                                                                           43,773         31,433
     OTHER ASSETS                                                                       15,843         17,287
                                                                               -------------------------------
               TOTAL ASSETS                                                       $  1,002,002     $  956,410
                                                                               ===============================

     LIABILITIES

     CURRENT LIABILITIES:
       Accounts payable                                                             $  430,185     $  353,294
       Income taxes payable                                                             28,114         21,908
       Accrued expenses and other                                                       37,380         32,021
       Deferred taxes                                                                    9,231         12,469
       Current portion of capital lease obligations                                      5,702          5,311
                                                                                ------------------------------
               Total current liabilities                                               510,612        425,003

     CAPITAL LEASE OBLIGATIONS, less current portion                                    13,767         19,461
     OTHER LIABILITIES                                                                  28,801         17,773
                                                                                ------------------------------
               TOTAL LIABILITIES                                                       553,180        462,237
                                                                                ------------------------------

     SHAREHOLDERS' EQUITY
      Preferred stock  ($0.01 par value; 5,000,000 shares authorized;
         none issued)                                                                       --             --
      Common stock ($0.01 par value; 200,000,000 shares authorized;
         53,676,756 shares and 53,425,867 shares issued in
         2000 and 1999, respectively)                                                      537            534
      Additional paid-in capital                                                       285,292        283,932
      Unearned compensation - restricted stock                                              (6)          (348)
      Treasury stock at cost (10,568,432 and 1,177,432 shares in
          2000 and 1999, respectively)                                                 (97,579)       (11,855)
      Accumulated other comprehensive loss                                              (1,482)            --
      Retained earnings                                                                262,060        221,910
                                                                                ------------------------------
               TOTAL SHAREHOLDERS' EQUITY                                              448,822        494,173
                                                                                ------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,002,002     $  956,410
                                                                                ==============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL YEAR ENDED
                                                                     ---------------------------------------------
                                                                      FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                                          2001           2000           1999
                                                                     ---------------------------------------------
Sales                                                                   $ 1,414,589    $ 1,358,132    $ 1,282,385
Cost of sales                                                               917,354        858,588        796,311
                                                                     ---------------------------------------------
Gross profit                                                                497,235        499,544        486,074
Selling, general and administrative expenses                                416,990        371,998        372,886
Camelot merger-related costs, net                                                --         25,473             --
Asset impairment charge and restructuring charge reversal, net                   --             --          1,537
                                                                     ---------------------------------------------
Income from operations                                                       80,245        102,073        111,651
Interest expense                                                              3,128          3,496          4,989
Other expense (income), net                                                  (6,543)        (4,086)        (2,221)
                                                                     ---------------------------------------------
Income before income taxes                                                   83,660        102,663        108,883
Income tax expense                                                           43,510         41,270         47,873
                                                                     ---------------------------------------------
NET INCOME                                                               $   40,150     $   61,393     $   61,010
                                                                     =============================================

BASIC EARNINGS PER SHARE                                                 $     0.84     $     1.17     $     1.19
                                                                     =============================================

Weighted average number of common shares outstanding - basic                 47,597         52,457         51,105
                                                                     =============================================

DILUTED EARNINGS PER SHARE                                               $     0.83     $     1.15     $     1.14
                                                                     =============================================

Weighted average number of common shares outstanding - diluted               48,498         53,354         53,530
                                                                     =============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               UNEARNED             ACCUM.
                                                              ADDITIONAL     COMPENSATION           OTHER
                                             COMMON    STOCK    PAID IN         STOCK     TREASURY  COMP.  RETAINED   SHAREHOLDERS'
                                             SHARES    AMOUNT   CAPITAL         PLANS      STOCK    LOSS   EARNINGS      EQUITY
                                             -------------------------------------------------------------------------------------
Balance as of January 31, 1998
   as previously reported                     29,723    $ 297   $ 25,287        $ (175) $   (394) $    --  $ 99,507     $ 124,522
Opening equity balances of Camelot upon
  adoption of "fresh-start" accounting        19,301      193    194,175            --        --       --        --       194,368
----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 31, 1998, as
   restated                                   49,024    $ 490  $ 219,462        $ (175) $   (394)      --  $ 99,507     $ 318,890
Issuance of treasury stock under
  incentive stock programs                        --       --         10            --         4       --        --            14
Stock issued                                      --       --        188            --        --       --        --           188
Issuance of shares of common
   stock in a public offering                  2,250       23     36,600            --        --       --        --        36,623
Amortization of unearned
  compensation - restricted stock                 --       --         --            44        --       --        --            44
Issuance of director stock options                --       --        346            --        --       --        --           346
Issuance of options under Camelot
   1998 Stock Option Plan                         --       --      5,112        (5,112)       --       --        --            --
Amortization of unearned  compensation -
  Camelot 1998 Stock Option Plan                  --       --         --         5,112        --       --        --         5,112
Forfeiture of unearned compensation -
   restricted stock                               --       --        (53)           53        --       --        --            --
Exercise of stock options and related tax
  benefit                                        908        9     10,140            --        --       --        --        10,149
Net Income                                        --       --         --            --        --       --    61,010        61,010
----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 30, 1999                52,182    $ 522   $271,805        $  (78) $   (390)      --  $160,517     $ 432,376
Issuance of treasury stock under
  incentive stock programs                        --       --          9            --         4       --        --            13
Repurchase of shares of treasury stock            --       --         --            --   (11,469)      --        --       (11,469)
Issuance of restricted stock under
   incentive stock programs                       30       --        336          (336)       --       --        --            --
Amortization of unearned
  compensation - restricted stock                 --       --         --            66        --       --        --            66
Issuance of director stock options                --       --         64            --        --       --        --            64
Exercise of stock options and related tax
  benefit                                      1,214       12     11,718            --        --       --        --        11,730
Net Income                                        --       --         --            --        --       --    61,393        61,393
----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 29, 2000                53,426   $  534 $  283,932        $ (348) $(11,855)      --  $221,910     $ 494,173
Comprehensive income:
   Net Income                                     --       --         --            --        --       --    40,150
   Unrealized loss on available for sale
     securities                                   --       --         --            --        --   (1,482)       --
   Total comprehensive income                                                                                              38,668
Issuance of treasury stock under
  incentive stock programs                        --       --          6            --         4       --        --            10
Repurchase of shares of treasury stock            --       --         --            --   (85,728)      --        --       (85,728)
Forfeiture of unearned compensation -
   restricted stock                              (30)      --       (335)          335        --       --        --            --
Amortization of unearned
  compensation - restricted stock                 --       --         --             7        --       --        --             7
Issuance of director stock options                --       --        284            --        --       --        --           284
Exercise of stock options and related tax
  benefit                                        281        3      1,405            --        --       --        --         1,408

----------------------------------------------------------------------------------------------------------------------------------
Balance as of February 3, 2001                53,677    $ 537   $285,292        $  (6)  $(97,579) $(1,482) $262,060     $ 448,822
==================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              -------------------------------------------
                                                                               FEBRUARY 3,    JANUARY 29,   JANUARY 30,
                                                                                   2001          2000          1999
                                                                              -------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                           $40,150       $61,393       $61,010
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                       38,433        37,709        35,478
  Amortization of financing fees                                                          --            --           253
  Amortization of lease valuations, net                                                 (712)       (2,765)         (388)
  Reversal of restructuring charge                                                        --            --        (2,157)
  Loss on impairment from fixed assets                                                    --         6,649         3,694
  Stock compensation programs                                                            301           143         5,568
  Loss on disposal of assets                                                           2,546         3,670         1,560
  Write-off of investment in unconsolidated affiliate                                  2,100            --            --
  Deferred tax expense                                                                (3,124)        8,251         4,529
Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable                                                                 (2,753)         (173)         (773)
  Merchandise inventory                                                               (7,766)      (11,285)      (73,557)
  Prepaid expenses and other                                                            (230)        4,179        (1,422)
  Other assets                                                                            45        (1,272)          178
  Accounts payable                                                                    74,525       132,658        17,788
  Income taxes payable                                                                 6,777        (6,261)       26,461
  Accrued expenses and other                                                           4,612       (18,766)        5,884
  Store closing reserve                                                                   --            --        (6,535)
  Other liabilities                                                                   13,024        (1,996)          135
                                                                              -------------------------------------------
Net cash provided by operating activities                                            167,928       212,134        77,706
                                                                              -------------------------------------------

INVESTING ACTIVITIES:
  Purchases of fixed assets                                                          (32,782)      (51,234)      (57,143)
  Acquisition of businesses, net of cash acquired                                    (56,539)           --      (103,264)
  Purchase of  investments in  unconsolidated affiliates                              (1,453)       (2,100)         (235)
  Purchase of available for sale securities                                           (2,000)           --            --
  Disposal of videocassette rental inventory, net of purchases                            98            23         2,860
                                                                              -------------------------------------------
Net cash used by investing activities                                                (92,676)      (53,311)     (157,782)
                                                                              -------------------------------------------

FINANCING ACTIVITIES:
  Payments of long-term debt and financing fees                                           --       (22,000)      (38,281)
  Proceeds from long-term debt                                                            --            --        25,000
  Payments of capital lease obligations                                               (5,303)       (4,036)       (1,292)
  Proceeds from capital leases                                                            --         9,941        13,651
  Payments for purchases of treasury stock                                           (85,728)      (11,469)           --
  Proceeds from public offering of common stock                                           --            --        36,623
  Exercise of stock options                                                              837         9,356         2,750
                                                                              -------------------------------------------
Net cash (used) provided by financing activities                                     (90,194)      (18,208)       38,451
                                                                              -------------------------------------------

Opening cash balance of Camelot upon adoption of "fresh-start" accounting                 --            --        86,304
Net (decrease) increase in cash and cash equivalents                                 (14,942)      140,615       (41,625)
Cash and cash equivalents, beginning of year                                         280,026       139,411        94,732
                                                                              -------------------------------------------
Cash and cash equivalents, end of year                                              $265,084      $280,026      $139,411
                                                                              ===========================================
Supplemental disclosure of non-cash investing and financing activities:
  Issuance of treasury stock under incentive stock programs                              $10           $13           $14
  Issuance of restricted shares under restricted stock plan                               --           336            --
  Income tax benefit resulting from exercises of stock options                           571         2,374         7,347

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Trans World Entertainment Corporation is one of the largest specialty retailers of music, video and related accessories in the United States. The Company operates in a single industry segment, the operation of a chain of retail entertainment stores. At February 3, 2001, the Company operated 984 stores in 46 states, the District of Columbia, Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the Eastern half of the United States.

BASIS OF PRESENTATION: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. ("Record Town"), and Record Town's subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On April 22, 1999, the Company merged with Camelot Music Holdings, Inc. ("Camelot"). The transaction was accounted for as a pooling-of-interests. Accordingly, prior period consolidated financial statements have been restated to include combined results of operations, financial position and cash flows of Camelot as though it had been a part of the Company since Camelot's adoption of "fresh-start" accounting on January 31, 1998.

ITEMS AFFECTING COMPARABILITY: The Company's fiscal year is a 52 or 53-week period ending on the Saturday nearest to January 31. Fiscal 2000, 1999 and 1998 ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, and each fiscal year consisted of 52 weeks, except for fiscal year 2000, which consisted of 53 weeks. The fifty-third week in 2000 increased sales by an estimated $23.7 million, operating income by an estimated $4.0 million and net income by an estimated $2.5 million or $0.05 per share.

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

CONCENTRATION OF CREDIT RISKS: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term funds and money market instruments considered to be cash equivalents. The Company's investment portfolio is diversified and consists of short-term investment grade securities consistent with its investment guidelines. These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs. The Company maintains cash and cash equivalents with various financial institutions. At times, such amounts may exceed the F.D.I.C. limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

CONCENTRATION OF BUSINESS RISKS: The Company purchases inventory for its stores from approximately 660 suppliers, with approximately 71% of purchases being made from five suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company's advertising programs.

MERCHANDISE INVENTORY AND RETURN COSTS: Inventory is stated at the lower of cost or market as determined by the average cost method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records the merchandise return charges in cost of sales.

VIDEOCASSETTE RENTAL INVENTORY: The cost of videocassette rental tapes is capitalized and amortized on a straight-line basis over their estimated economic life with a provision for salvage value. Major movie release additions, which have a relatively short economic life due to the frequency of rental, are amortized over twelve months, while other titles are amortized over thirty-six months. Depreciation and amortization expense related to the Company's videocassette rental inventory totaling $816,000, $921,000 and $1.2 million in fiscal 2000, 1999 and 1998, respectively, is included in cost of sales.

FIXED ASSETS AND DEPRECIATION: Fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset, are charged to expense as incurred. Buildings are depreciated over a 30-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related lease term. A majority of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

IMPAIRMENT VALUE OF LONG-LIVED ASSETS: Fixed assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. During fiscal 1999, the Company recorded an impairment loss of $6.7 million as part of the Camelot merger charge for the write-down of certain fixed assets acquired in the merger. During fiscal 1998, the Company recorded an impairment loss of $3.7 million to write-down the carrying amount of fixed assets, primarily leasehold improvements, at stores where the estimated future cash flows through the end of the store's lease were less than the carrying amount of that store's fixed assets.

GOODWILL: Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions, and is being amortized on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The amortization period is determined by taking into consideration the following factors: the critical market position and establishment of brand names; the combined store mass of the companies; the amortization periods generally used in the retail music business; the highly competitive nature of the business including emerging forms of competition; and the overall history of profitability of the acquired businesses. The Company periodically evaluates the carrying amount of goodwill, as well as the related amortization periods to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The Company performs an analysis of the recoverability of goodwill using a cash flow approach consistent with the analysis of the impairment of long-lived assets.

ADVERTISING COSTS: The costs of advertising are expensed in the first period in which such advertising takes place. Total advertising expense was $22.3 million, $18.8 million and $19.2 million in fiscal 2000, 1999 and 1998, respectively.

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

COMPREHENSIVE INCOME: The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Comprehensive income for 2000 consists of net income and net unrealized losses on available for sale securities and is presented in the consolidated statements of shareholders' equity. During 1999 and 1998, the Company did not have other items of comprehensive income as defined by SFAS No. 130, and accordingly, comprehensive income is equal to net income.

INVESTMENT SECURITIES: Certain investments are categorized as available for sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are recorded at fair value based upon quoted market prices. Unrealized gains and losses are excluded from earnings and reflected in shareholders' equity until realized. Realized gains and losses for available for sale securities are included in earnings and are computed using the specific identification method for determining the cost of securities sold. A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

As of February 3, 2001, the amortized cost, gross unrealized loss and fair value of the Company's available for sale securities was $2.0 million, ($1.5 million) and $0.5 million, respectively.

EARNINGS PER SHARE: The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's Stock Option Plans (see Note 9). As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting. Weighted average shares are calculated as follows:

                                                                                   Fiscal Year
                                                               -----------------------------------------------------
                                                                    2000                 1999               1998
                                                               --------------       --------------      ------------
Weighted average common shares outstanding - basic                    47,597               52,457            51,105
Dilutive effect of employee stock options                                901                  897             2,425
                                                               --------------       --------------      ------------
Weighted average common shares outstanding - diluted                  48,498               53,354            53,530
                                                               ==============       ==============      ============

Antidilutive stock options                                             3,232                1,707                32
                                                               ==============       ==============      ============

Antidilutive stock options outstanding were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 2. BUSINESS COMBINATIONS

On October 30, 2000, the Company acquired certain assets and assumed certain liabilities and operating lease commitments of 112 stores from Wax Works, Inc., a privately-held music and video retailer. The stores operate under the name "Disc Jockey" and are located primarily in mall locations throughout the Midwest and Southern United States. The acquisition was accounted for using the purchase method of accounting. The Company paid $49.8 million, net of cash acquired, for the assets, including merchandise inventory, fixed assets, leasehold interests and other related current assets. The Company recognized approximately $10.2 million in goodwill related to the acquisition. The goodwill is being amortized on a straight-line basis over a 15-year period.

On August 11, 2000, the Company acquired a majority interest in SecondSpin.com for $4.2 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting. SecondSpin.com operates on-line and in store marketplaces for buying and selling of used CDs, videos and DVDs. SecondSpin.com operates four stores in California and Colorado. In addition, the Company provided SecondSpin.com $2.5 million in the form of convertible debt to repay long-term obligations under a recapitalization agreement with the other shareholders of SecondSpin.com The Company recognized approximately $4.4 million in goodwill related to the acquisition. The goodwill is being amortized on a straight-line basis over a 10-year period.

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

Effective July 29, 1998, Camelot acquired all of the outstanding common stock of Spec's Music, Inc. ("Spec's") under the terms of an Agreement and Plan of Merger dated June 3, 1998. Spec's is a retailer of prerecorded music in South
Florida and Puerto Rico. The Spec's acquisition was accounted for using the purchase method of accounting. The total purchase price was $42.7 million, net of cash acquired, including cash payment of $18.6 million, repayment of Spec's indebtedness of $9.2 million, assumption of liabilities aggregating $14.0 million and acquisition costs of $900,000. The Company recognized approximately $9.4 million in goodwill related to the acquisition. The goodwill is being amortized on a straight-line basis over a 20-year period.

Effective February 28, 1998, Camelot acquired certain assets and assumed certain liabilities and operating lease commitments of The Wall Music, Inc. ("The Wall") pursuant to an Asset Purchase Agreement dated December 10, 1997. The purchase price of The Wall was $74.6 million, net of cash acquired, (including approximately $2.3 million of acquisition costs) and was paid in cash. The acquisition was accounted for using the purchase method of accounting. The Company recognized approximately $24.7 million in goodwill related to the acquisition. The goodwill is being amortized on a straight-line basis over a 20-year period.

During 2000, 1999 and 1998, total amortization related to goodwill was $2.3 million, $2.4 million and $1.8 million, respectively.

NOTE 3. RESTRUCTURING CHARGE

The Company completed its 1995 restructuring program in fiscal 1998. The remaining balance in the store closing reserve of $2.2 million was credited to operations in the 4th quarter of fiscal 1998.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

                                                     February 3,      January 29,
                                                        2001             2000
                                                   ---------------  --------------
Buildings                                              $   18,926      $   18,926
Fixtures and equipment                                    189,186         166,229
Leasehold improvements                                    111,057          99,903
                                                   ---------------  --------------
                                                          319,169         285,058
Allowances for depreciation and amortization             (166,428)       (140,364)
                                                   ---------------  --------------
                                                       $  152,741      $  144,694
                                                   ===============  ==============

Depreciation and amortization expense related to the Company's distribution center facility and equipment of $1.6 million in fiscal 2000, 1999 and 1998, respectively, is included in cost of sales. All other depreciation and amortization of fixed assets is included in selling, general and administrative expenses. Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:

                                                                 Fiscal Year
                                                ----------------------------------------------
                                                     2000            1999            1998
                                                -------------- ---------------- --------------
                                                                (IN THOUSANDS)
Cost of sales                                       $   1,637        $   1,612      $   1,567
                                                ============== ================ ==============
Selling, general and administrative expenses        $  34,567        $  33,732      $  30,552
                                                ============== ================ ==============

NOTE 5. DEBT

The Company's $100.0 million secured revolving credit facility with Congress Financial Corporation expires in July 2003, and automatically renews on a year-to-year basis thereafter at the discretion of both parties. The facility bears interest at the prime interest rate or the Eurodollar interest rate plus 1.75% (7.4% at February 3, 2001), and is collateralized by the Company's assets allowing the Company to borrow up to 65% of its eligible merchandise inventory to a maximum of $100.0 million.

During fiscal 2000, 1999 and 1998, the highest aggregate balances outstanding under the current and previous revolving credit facilities were $12.5 million, $3.3 million and $35.0 million, respectively. The weighted average interest rates during fiscal 2000, 1999 and 1998 based on average daily balances were 9.50%, 7.44%, and 8.50%, respectively. The Company didn't have any balances outstanding under the Company's revolving credit agreements at the end of fiscal 2000 and 1999.

Interest paid during fiscal 2000, 1999 and 1998 was approximately $3.1 million, $3.6 million and $4.4 million, respectively.

NOTE 6. INCOME TAXES

Income tax expense consists of the following:

                                                                          FISCAL YEAR
                                                         --------------------------------------------
                                                                2000          1999           1998
                                                         --------------------------------------------
                                                                         (IN THOUSANDS)
                Federal - current                             $  41,664     $  30,498     $   36,207
                State - current                                   4,970         2,521          7,137
                Deferred                                         (3,124)        8,251          4,529
                                                         --------------------------------------------
                                                              $  43,510     $  41,270     $   47,873
                                                         ============================================

A reconciliation of the Company's effective tax rates with the federal statutory rate is as follows:

                                                                           FISCAL YEAR
                                                         --------------------------------------------
                                                                2000           1999          1998
                                                         --------------------------------------------
                Federal statutory rate                            35.0%          35.0%         35.0%
                State income taxes, net of
                    federal income tax effect                      0.8%           1.4%          4.4%
                Unearned compensation - stock options                --             --          1.9%
                Plan of reorganization adjustments                   --             --          2.2%
                Merger costs                                         --           3.6%            --
                Change in valuation allowance                      1.4%             --            --
                Corporate-owned life insurance
                    disallowance                                  13.1%             --            --
                Other                                              1.7%           0.2%          0.5%
                                                         --------------------------------------------
                Effective income tax rate                         52.0%          40.2%         44.0%
                                                         ============================================

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS"), in the case of the IRS vs. CM Holdings Inc. ("Camelot"), a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expense for certain tax years that ended on or before February 1994, related to corporate-owned life insurance policies held by Camelot. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11.0 million during the fiscal year ended February 3, 2001. The Company has filed a notice of appeal in the United States Third Circuit Court of Appeals in response to the decision.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                      FEBRUARY 3,  JANUARY 29,
                                                                                          2001         2000
                                                                                      --------------------------
                                                                                            (IN THOUSANDS)
                CURRENT DEFERRED TAX ASSETS
                Accrued expenses                                                         $   1,287    $   1,570
                Other                                                                          105           36
                                                                                      --------------------------
                Total current deferred tax assets                                            1,392        1,606
                                                                                      --------------------------

                CURRENT DEFERRED TAX LIABILITIES
                Inventory                                                                   10,593       13,632
                Prepaid expenses                                                                30          443
                                                                                      --------------------------
                Total current deferred tax liabilities                                      10,623       14,075
                                                                                      --------------------------

                Net current deferred tax liability                                       $  (9,231)   $ (12,469)
                                                                                      ==========================

                NON-CURRENT DEFERRED TAX ASSETS
                Fixed assets                                                             $  22,459    $  20,911
                Federal and state net operating loss carryforwards                           5,401        6,804
                Accrued rent                                                                 5,319        4,448
                Capitalized leases                                                           1,001          882
                Losses on investments                                                        1,396           --
                Accrued expenses                                                               220          820
                Amortization of lease valuations and other assets                            2,120        2,085
                Pension and compensation related accruals                                      739        1,423
                Other                                                                           --           11
                                                                                      --------------------------
                Total non-current deferred tax assets before valuation allowance            38,655       37,384
                Less: valuation allowance                                                   (1,396)          --
                                                                                      --------------------------
                Total non-current deferred tax assets                                    $  37,259    $  37,384
                                                                                      --------------------------

                NON-CURRENT DEFERRED TAX LIABILITIES
                Goodwill                                                                     2,942        2,953
                                                                                      --------------------------
                Total non-current deferred tax liabilities                               $   2,942    $   2,953
                                                                                      --------------------------

                Net non-current deferred tax asset                                       $  34,317    $  34,431
                                                                                      ==========================

                TOTAL NET DEFERRED TAX ASSET                                             $  25,086    $  21,962
                                                                                      ==========================

At February 3, 2001 and January 29, 2000, the Company had gross deferred tax assets of $40.0 million and $39.0 million, respectively, and gross deferred tax liabilities of $13.6 million and $17.0 million, respectively. The Company had a net operating loss carryforward of $8.1 million for Federal income tax purposes as of the end of fiscal 2000 and approximately $87.6 million for state income tax purposes as of the end of fiscal 2000 that expire at various times through 2014 and are subject to certain limitations. The state net operating loss carryforwards are also subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, the valuation allowance was increased from $0 to $1.4 million, a level where management believes that it is more likely than not that the tax benefit will be realized. The valuation allowance was increased to reserve for deferred tax assets attributable to losses on investments. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes, net of refunds, of approximately $28.8 million, $39.3 million and $17.1 million during fiscal 2000, 1999 and 1998, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service, in the case of the IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expense for certain tax years that ended on or before February 1994, related to corporate-owned life insurance policies held by Camelot. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of February 3, 2001. The Company has filed a notice of appeal in the United States Third Circuit Court of Appeals in response to the decision.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, the five major music distributors and two other specialty retailers in the U.S. District Court for the Southern District of New York ("AG's suit"). The complaint has been subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to U.S. District Court in Maine pursuant to the Multidistrict Litigation Rules. The AG's suit alleges that the distributors and retailers conspired to violate the anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the labels. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the services of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class Actions have been consolidated along with the AG's suit in the U.S. District Court in Maine. It is management's belief that the lawsuit is without merit and the Company will ultimately prevail in this regard.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

NOTE 8. LEASES

As more fully discussed in Note 11, the Company leases its distribution center and administrative offices under three capital leases with its Chief Executive Officer and largest shareholder. The Company also has a capital lease for its point-of-sale system.

Fixed asset amounts for capital leases, which are included in the fixed assets on the accompanying balance sheets, are as follows:

                                                  FEBRUARY 3,      JANUARY 29,
                                                     2001             2000
                                                 -----------------------------
                                                       (IN THOUSANDS)
                Buildings                         $     9,342      $    9,342
                Fixtures and equipment                 28,682          26,890
                                                 -----------------------------
                                                       38,024          36,232
                Allowances for depreciation
                   and amortization                   (16,266)        (10,729)
                                                 -----------------------------
                                                  $    21,758      $   25,503
                                                 =============================

The Company leases substantially all of its stores, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses, real estate taxes and for additional rent based on a percentage of sales.

Net rental expense was as follows:

                                                                      FISCAL YEAR
                                                  --------------------------------------------------
                                                         2000             1999             1998
                                                  --------------------------------------------------
                                                                     (IN THOUSANDS)
                Minimum rentals                       $   118,029       $   108,818     $  102,130
                Contingent rentals                          2,372             2,957          1,310
                                                  -------------------------------------------------
                                                      $   120,401       $   111,775     $  103,440
                                                  =================================================

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at February 3, 2001 are as follows:

                                                OPERATING         CAPITAL
                                                  LEASES          LEASES
                                             ----------------------------------
                                                       (IN THOUSANDS)
                                        2001     $   114,724       $     7,807
                                        2002         106,396             6,318
                                        2003          95,929             2,994
                                        2004          79,360             1,679
                                        2005          61,967             1,679
                                  Thereafter         180,656            16,396
                                             ----------------------------------
             Total minimum payments required     $   639,032            36,873
                                             ================
         Less: amounts representing interest                            17,404
                                                             ------------------
     Present value of minimum lease payments                            19,469
                       Less: current portion                             5,702
                                                             ------------------
         Long-term capital lease obligations                       $    13,767
                                                             ==================

NOTE 9. BENEFIT PLANS

401(k) SAVINGS PLAN

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company's contributions in future years. The Company matching contribution totaled $943,000, $962,000 and $1.1 million in fiscal 2000, 1999 and 1998, respectively.

STOCK OPTION PLANS

The Company has four employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 1999 Stock Option Plan (the "Plans"). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company and its subsidiaries at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Options authorized for issuance under the Plans totaled 12.3 million. At February 3, 2001, of the 10.8 million options remaining authorized for issuance under the Plans, 4.9 million have been granted and are outstanding, 2.2 million of which were vested and exercisable. Options available for future grants at February 3, 2001 and January 29, 2000 were 2.6 million and 3.3 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the "Camelot Plan") were converted to Trans World options. The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock. Vesting of the options was originally over a four-year period with a maximum term of ten years. Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company's common stock whereby 50% of the options vested on March 13, 1998. The remaining 50% vested on April 22, 1999 in connection with the merger. At February 3, 2001, 100,700 options were outstanding and exercisable. The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999. The Company recognized $5.1 million in compensation expense during 1998, related to stock options granted below the market price at the date of grant and accelerated vesting.

The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan at February 3, 2001:

                                ------------------------------------------------   -------------------------------
                                                  OUTSTANDING                               EXERCISABLE
                                ------------------------------------------------   -------------------------------
                                                                       WEIGHTED                          WEIGHTED
                                                        AVERAGE         AVERAGE                           AVERAGE
                  EXERCISE                            REMAINING        EXERCISE                          EXERCISE
                PRICE RANGE              SHARES            LIFE           PRICE            SHARES           PRICE
             -------------------------------------------------------------------   -------------------------------
               $ 1.21-$2.67             891,402             5.1          $ 1.59           891,402          $ 1.59
                 2.68- 5.33             477,427             4.9            4.21           371,034            4.27
                 5.34-10.67             513,500             9.7            9.24             2,500           10.00
                10.68-13.33           2,276,400             7.8           11.25           852,050           11.19
                13.34-16.00             568,025             8.2           15.19            83,433           15.01
                16.01-18.67             282,450             7.2           17.80           142,266           17.80
                18.68-23.75               2,000             7.8           23.75             1,000           23.75
                                ----------------                                   ---------------
             Total                    5,011,204             7.2          $ 9.48         2,343,685          $ 6.98
                                ================                                   ===============

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at an exercise price determined by the Compensation Committee of the board of directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of February 3, 2001, there were 750,000 options authorized for issuance and 284,875 options have been granted and are outstanding, 227,500 of which were vested and exercisable. There are 413,909 shares of common stock reserved for possible future option grants under the 1990 Plan.

Under the terms of the Camelot merger agreement, all options issued under the Camelot Outside Director Stock Option Plan (the "Camelot Director Plan") were converted to Trans World options. As of February 3, 2001, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. During 1998, the Company recognized $234,000 in compensation expense based on the market value of the stock on the date of grant in June 1998 in connection with the initial grant of stock options under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

The following table summarizes information about the stock options outstanding under the two Director Plans at February 3, 2001:

                                ------------------------------------------------   -------------------------------
                                                  OUTSTANDING                               EXERCISABLE
                                ------------------------------------------------   -------------------------------
                                                                       WEIGHTED                          WEIGHTED
                                                        AVERAGE         AVERAGE                           AVERAGE
                  EXERCISE                            REMAINING        EXERCISE                          EXERCISE
                PRICE RANGE              SHARES            LIFE           PRICE            SHARES           PRICE
             -------------------------------------------------------------------   -------------------------------
               $ 1.19-$2.67              49,500             4.5          $ 1.64            49,500          $ 1.64
                 2.68- 5.33             129,375             4.8            3.45           112,125            3.50
                 5.34- 8.00              18,000             0.8            6.10            18,000            6.10
                 8.01-10.67              54,000             8.8            9.79            37,500            9.84
                10.68-13.33              28,625             8.2           11.94             9,500           11.75
                13.34-15.12              10,125             6.5           15.12             5,625           15.12
                                ----------------                                   ---------------
             Total                      289,625             5.7          $ 5.73           232,250          $ 4.95
                                ================                                   ===============

The following tables summarize activity under the Stock Option Plans:

                                 ---------------------------------------------------------------------------------------------------
                                          EMPLOYEE STOCK OPTION PLANS                      DIRECTOR STOCK OPTION PLANS
                                 ---------------------------------------------------------------------------------------------------
                                   Number of          Option        Weighted           Number of          Option        Weighted
                                 Shares Subject    Price Range       Average        Shares Subject     Price Range       Average
                                   To Option        Per Share    Exercise Price        To Option        Per Share    Exercise Price
                                 ---------------------------------------------------------------------------------------------------
Balance January 31, 1998              5,516,596   $ 0.75-$11.20      $ 5.94                 258,000   $ 1.19-$9.14       $ 3.93
Granted                                 529,600    13.88-26.67        17.61                  50,000    10.20-15.12        11.65
Exercised                              (885,043)    0.75-10.92         3.08                 (22,500)    2.09-3.68          3.15
Canceled                               (259,134)    1.21-17.79         4.64                      --         --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1999              4,902,019   $ 0.75-$26.67      $ 7.79                 285,500   $ 1.19-$15.12      $ 5.34
Granted                               1,501,000    10.00-15.25        13.42                  29,000    12.22-12.96        12.45
Exercised                            (1,194,899)    0.75-17.79         7.65                 (19,000)      10.92           10.92
Canceled                               (143,733)    0.75-17.79         9.65                 (10,000)      12.22           12.22
------------------------------------------------------------------------------------------------------------------------------------
Balance January 29, 2000              5,064,387   $ 1.21-$26.67      $ 9.44                 285,500   $ 1.19-$15.12      $ 5.45
Granted                               1,633,800     8.25-12.06        10.34                  58,716     0.00-10.94         7.52
Exercised                              (259,673)    1.20-10.92         3.12                 (21,216)    0.00-3.68          1.30
Canceled                             (1,427,310)    1.21-26.67        11.47                 (33,375)    3.36-15.12         9.28
------------------------------------------------------------------------------------------------------------------------------------
Balance February 3, 2001              5,011,204   $ 1.21-$23.75      $ 9.48                 289,625   $ 1.18-$15.12      $ 4.95
                                 ===============                                    ================

The per share weighted-average fair value of the stock options granted during fiscal 2000, 1999 and 1998 was $3.57, $5.01 and $6.48, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions;
2000 - expected dividend yield 0.0%, risk-free interest rate of 5.20%, expected life of five years and stock volatility of 62%;
1999 - expected dividend yield 0.0%, risk-free interest rate of 6.47%, expected life of five years and stock volatility of 72%;
1998 - expected dividend yield 0.0%, risk-free interest rate of 5.15%, expected life of five years and stock volatility of 70%.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for employee stock options, which are issued at the closing stock price on the day of grant. During fiscal 2000, 1999 and 1998, the Company recognized expenses of $165,000, $64,000 and $57,000, respectively, for stock options issued to non-employee directors at an exercise price below the closing stock price on the date of grant. Had the Company determined compensation cost for employee stock options based on fair value in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                          FISCAL YEAR
                                                       ------------------------------------------------
                                                             2000             1999             1998
                                                       ------------------------------------------------
                                                            (in thousands, except per share amounts)
            Net income, as reported                        $ 40,150          $ 61,393        $ 61,010
            Basic earnings per share, as reported          $   0.84          $   1.17        $   1.19
            Diluted earnings per share, as reported        $   0.83          $   1.15        $   1.14

            Pro forma net income                           $ 35,369          $ 57,621        $ 59,016
            Pro forma basic earnings per share             $   0.74          $   1.10        $   1.15
            Pro forma diluted earnings per share           $   0.73          $   1.08        $   1.10

RESTRICTED STOCK PLAN

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of common stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria which includes continuous employment until applicable vesting dates have expired. As of February 3, 2001, a total of 255,000 shares have been granted, of which 180,000 of these shares had vested and 60,000 shares with an unamortized unearned compensation balance of $388,000, had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in fiscal 2000, 1999 and 1998, net of the impact of forfeitures, was approximately $7,000, $66,000 and $44,000, respectively. At February 3, 2001, outstanding awards and shares available for grant totaled 15,000 and 705,000, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company maintains a non-qualified Supplemental Executive Retirement Plan
(SERP) for certain executive officers of the Company. The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. The annual benefit amount has been predetermined as part of the plan and vests based on years of service and age at retirement. The Company accounts for the SERP in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". For fiscal 2000, 1999 and 1998, net periodic pension costs recognized under the plan totaled approximately $492,000, $481,000 and $342,000, respectively. The projected and accumulated benefit obligation for the SERP was approximately $3.9 million and $3.6 million at February 3, 2001 and January 29, 2000, respectively, which is included in accrued expenses in the consolidated balance sheet. In addition, an intangible asset of approximately $2.3 million and $2.5 million were recorded at February 3, 2001 and January 29, 2000, respectively, which is included in other assets in the consolidated balance sheet, to reflect the excess of the accumulated benefit obligation over the fair value of plan assets ($0), net of accrued pension costs.

NOTE 10. SHAREHOLDERS' EQUITY

On January 7, 2000, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 5.0 million shares of the Company's common stock. During fiscal 2000, the Board of Directors approved the repurchase of up to an additional 10.0 million shares. As of February 3, 2001, the Company had purchased 10.5 million of the 15.0 million shares authorized by the Board, at a total cost of $85.7 million. At February 3, 2001 and January 29, 2000, the Company held 10,568,432 and 1,177,432 shares, respectively, in treasury stock.

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

Under the three capitalized leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the "Leases"), the Company paid Mr. Higgins an annual rent of $1.7 million, $1.6 million and $1.4 million in fiscal 2000, 1999 and 1998, respectively. On January 1, 2000, the aggregate rental payment increased in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease. Effective January 1, 2002, and every two years thereafter, the rental payment increases in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of the lease. None of the leases contains any real property purchase option at the expiration of its term. Under the terms of the Leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year.

The Company leases two of its retail stores from Mr. Higgins under long-term leases. Under the first store lease, annual rent payments were $40,000 in fiscal 2000, 1999 and 1998. Under the second store lease, annual rent payments were $35,000 in fiscal 2000, 1999 and 1998. Under the terms of the leases, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for both locations, including contingent rent, was approximately $14,700, $17,700 and $18,100 in fiscal 2000, 1999 and 1998, respectively. In fiscal 1998, the Company paid Mr. Higgins $30,000 under one-year operating leases expiring on October 31, 1998, for certain parking facilities contiguous to the Company's distribution center/office facility. This lease was not renewed upon its expiration on October 31, 1998.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder, the Company paid $75,000, $110,000 and $65,000 for chartered aircraft services in fiscal 2000, 1999 and 1998, respectively. The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins. Payments to Crystal Jet aggregated $85,000, $64,000 and $180,000 in fiscal 2000, 1999 and 1998, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins. Payments to Richmor Aviation in fiscal 2000, 1999 and 1998 were $217,000, $325,000 and $0, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

During 2000, the Company made loans aggregating $334,000 and $85,000 to John J. Sullivan, the Company's Senior Vice President and Chief Financial Officer, and Bruce J. Eisenberg, the Company's Senior Vice President - Real Estate, respectively. The loans were in connection with income taxes due on the vesting of restricted stock. The full principal amount of the loans was outstanding on February 3, 2001. The loans bear interest at a rate of 5.88% per annum.

In September 1999, in connection with the hiring of former President and Chief Operating Officer, Michael J. Madden, the Company made a $200,000 interest-free loan which was repaid subsequent to February 3, 2001.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          ----------------------------------------------------------------------------------
                                                                      FISCAL 2000 QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                                     2000          2/03/01        10/28/00          7/29/00         4/29/00
                                          ----------------------------------------------------------------------------------
                                                              (in thousands, except per share amounts)
     Sales                                    $ 1,414,589      $   553,366     $   265,597      $   285,510     $   310,116
     Gross profit                                 497,235          190,693          91,701          103,997         110,844
     Net income (loss)                             40,150           40,097         (15,596)           6,667           8,982
     Basic earnings (loss) per share          $      0.84      $      0.91     $     (0.32)     $      0.14     $      0.18
                                          ----------------------------------------------------------------------------------
     Diluted earnings (loss) per share        $      0.83      $      0.89     $     (0.32)     $      0.14     $      0.18
                                          ----------------------------------------------------------------------------------

                                          ----------------------------------------------------------------------------------
                                                                      FISCAL 1999 QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                                     1999          1/29/00        10/30/99          7/31/99          5/1/99
                                          ----------------------------------------------------------------------------------
                                                              (in thousands, except per share amounts)
     Sales                                    $ 1,358,132      $   517,870     $   275,968      $   277,275     $   287,019
     Gross profit                                 499,544          195,049          96,981          102,570         104,944
     Net income (loss)                             61,393           60,569           3,777            5,691          (8,644)
     Basic earnings (loss) per share          $      1.17      $      1.15     $      0.07      $      0.11     $     (0.17)
                                          ----------------------------------------------------------------------------------
     Diluted earnings (loss) per share        $      1.15      $      1.12     $      0.07      $      0.11     $     (0.17)
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

3.4 Amended By-Laws - incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5 Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, No. 333-75231.

3.6 Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, No. 333-75231.

3.7 Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 11,2000. Commission File No. 0-14818.

4.1 Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997. Commission File No. 0-14818.

4.2 Amendment, Dated June 30, 2000, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement -- incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000. Commission File No. 0-14818.

4.3 Rights agreement dated as of August 11, 2000, between Trans World Entertainment Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent - incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 11, 2000. Commission File No. 0-014818

4.4 Form of Right Certicate (Incorporated by reference to Exhibit B to the Rights Agreement referred to in Exhibit 4.3 above)

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

10.7 Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated -- incorporated herein by reference to Annex A to Trans World's Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

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

10.11 Trans World Entertainment Corporation 1998 Stock Option Plan -- incorporated herein by reference to Annex B to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.12 Trans World Entertainment Corporation 1999 Stock Option Plan -- incorporated herein by reference to Annex A to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

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

10.15 Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997. Commission File No. 0-14818.

*10.16 Trans World Entertainment Corporation Asset Purchase Agreement with Wax
      Works, Inc.

10.17 Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein--incorporated herein by reference to Exhibit
      10.20 to the Company's Registration Statement on Form S-4, No. 333-75231.

* 22  Significant Subsidiaries of the Registrant.

* 23  Consent of KPMG LLP.


--------------------------------------------------------------------------------
* Filed herewith.