Form 10-Q
period 2001-05-05
TRANS WORLD ENTERTAINMENT CORP
filed 2001-06-19
CIK 795212

                                                                           DRAFT
                                                                           -----

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---    EXCHANGE ACT FOR THE TRANSITION PERIOD
            FROM............TO............

                         COMMISSION FILE NUMBER: 0-14818

                      TRANS WORLD ENTERTAINMENT CORPORATION
                      -------------------------------------
               (Exact name of registrant as specified in its charter)

                         New York                                  14-1541629
                         --------                                  ----------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                Identification Number)

                               38 Corporate Circle
                             Albany, New York 12203
                             ----------------------
          (Address of principal executive offices, including zip code)

                                 (518) 452-1242
                                - --------------
              (Registrant's telephone number, including area code)

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

                          Common Stock, $.01 par value,
                42,023,589 shares outstanding as of June 2, 2001

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Form 10-Q
                                                                           Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets at May 5, 2001 (unaudited),
   February 3, 2001 and April 29, 2000 (unaudited)                             3

  Condensed Consolidated Statements of Operations - Thirteen Weeks Ended
   May 5, 2001 (unaudited) and April 29, 2000 (unaudited)                      4

  Condensed Consolidated Statements of Cash Flows - Thirteen Weeks Ended
   May 5, 2001 (unaudited) and April 29, 2000 (unaudited)                      5

  Notes to Condensed Consolidated Financial Statements (unaudited)             6

Item 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                   9
PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                      12

Signatures                                                                     12

                   TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                                PART 1. FINANCIAL INFORMATION
                                ITEM 1 - FINANCIAL STATEMENTS
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MAY 5,      FEBRUARY 3,    APRIL 29,
                                                         2001          2001          2000
                                                      ---------------------------------------
                                                      (unaudited)                 (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                            $  45,732    $   265,084    $  113,331
  Merchandise inventory                                  481,578        475,747       421,588
  Other current assets                                    13,223         14,497        10,115
                                                      ---------------------------------------
          Total current assets                           540,533        755,328       545,034
                                                      ---------------------------------------

NET FIXED ASSETS                                         148,844        152,741       137,343
DEFERRED TAX ASSET                                        34,354         34,317        34,899
OTHER ASSETS                                              59,387         59,616        49,949
                                                      ---------------------------------------
          TOTAL ASSETS                                 $ 783,118    $ 1,002,002    $  767,225
                                                      =======================================

LIABILITIES
-----------
CURRENT LIABILITIES:
  Accounts payable                                     $ 251,485    $   430,185    $  215,769
  Income taxes payable                                    10,253         28,114         8,565
  Accrued expenses and other                              30,794         37,380        25,279
  Deferred taxes                                           7,711          9,231        12,507
  Current portion of capital lease obligations             5,799          5,702         5,330
                                                      ---------------------------------------
          Total current liabilities                      306,042        510,612       267,450

CAPITAL LEASE OBLIGATIONS, less current portion           12,277         13,767        18,134
OTHER LIABILITIES                                         28,313         28,801        17,789
                                                      ---------------------------------------
          TOTAL LIABILITIES                              346,632        553,180       303,373
                                                      ---------------------------------------

SHAREHOLDERS' EQUITY
--------------------
 Preferred stock  ($0.01 par value; 5,000,000
   shares authorized; none issued)                            --             --            --
 Common stock ($0.01 par value; 200,000,000 shares
   authorized; 53,772,663, 53,676,756 and
   53,460,736 shares issued, respectively)                   538            537           535
 Additional paid-in capital                              285,930        285,292       284,026
 Unearned compensation - restricted stock                   (403)            (6)         (320)
 Treasury stock at cost (11,595,432, 10,568,432 and
   5,104,432 shares, respectively)                      (107,675)       (97,579)      (51,281)
 Accumulated other comprehensive loss                     (1,887)        (1,482)           --
 Retained earnings                                       259,983        262,060       230,892
                                                      ---------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                     436,486        448,822       463,852
                                                      ---------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 783,118    $ 1,002,002    $  767,225
                                                      =======================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED
                                                                   MAY 5,     APRIL 29,
                                                                    2001        2000
                                                                 ----------------------
Sales                                                            $ 309,097    $ 310,116
Cost of sales                                                      205,982      199,272
                                                                 ----------------------
Gross profit                                                       103,115      110,844
Selling, general and administrative expenses                       106,779       97,703
                                                                 ----------------------
Income (loss) from operations                                       (3,664)      13,141
Interest income                                                       (341)      (1,231)
                                                                 ----------------------
Income (loss) before income taxes                                   (3,323)      14,372
Income tax expense (benefit)                                        (1,246)       5,390
                                                                 ----------------------
NET INCOME (LOSS)                                                $  (2,077)   $   8,982
                                                                 ======================

BASIC EARNINGS (LOSS) PER SHARE                                  $   (0.05)   $    0.18
                                                                 ======================

Weighted average number of common shares outstanding - basic        42,513       49,721
                                                                 ======================

DILUTED EARNINGS (LOSS) PER SHARE                                $   (0.05)   $    0.18
                                                                 ======================

Weighted average number of common shares outstanding - diluted      42,513       50,684
                                                                 ======================







SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                             THIRTEEN WEEKS ENDED
                                                                              MAY 5,     APRIL 29,
                                                                               2001        2000
                                                                            ----------------------
Net cash used by Operating Activities                                       $(201,855)   $(124,397)
                                                                            ----------------------

Cash Flows from Investing Activities:
  Purchases of fixed assets                                                    (6,089)      (1,655)
  Disposal (purchase) of videocassette rental inventory, net of purchases           3          (31)
                                                                            ----------------------
Net cash used by investing activities                                          (6,086)      (1,686)
                                                                            ----------------------

Cash Flows from Financing Activities:
  Payments of capital lease obligations                                        (1,393)      (1,309)
  Payments for purchases of treasury stock                                    (10,100)     (39,426)
  Exercise of stock options                                                        82          123
                                                                            ----------------------
Net cash used by financing activities                                         (11,411)     (40,612)
                                                                            ----------------------

Net decrease in cash and cash equivalents                                    (219,352)    (166,695)
Cash and cash equivalents, beginning of year                                  265,084      280,026
                                                                            ----------------------
Cash and cash equivalents, end of period                                    $  45,732    $ 113,331
                                                                            ======================
Supplemental disclosure of non-cash investing and financing activities:

  Income tax benefit resulting from exercises of stock options              $      99    $     105
  Issuance of treasury stock under incentive stock programs                         4           --
  Issuance of restricted shares under restricted stock plan                       403           --




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 5, 2001 AND APRIL 29, 2000 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements consist of Trans World Entertainment Corporation and its subsidiaries, (the "Company"), all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these condensed consolidated financial statements reflect all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

NOTE 2. SEASONALITY

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

NOTE 3. DEPRECIATION AND AMORTIZATION

Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $205,000 and $239,000 for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively.

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $399,000 and $407,000 for the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. Depreciation and amortization for the remaining fixed assets included in Selling, General & Administrative expenses totaled $8.8 million and $8.2 million in the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 5, 2001 AND APRIL 29, 2000 (UNAUDITED)
                                   (CONTINUED)

NOTE 4. EARNINGS PER SHARE

Weighted average shares is calculated as follows :

                                                          Thirteen Weeks ended
                                                          ---------------------
                                                          April 29,     May 1,
                                                            2000        1999
                                                          ---------    --------
                                                              (in thousands)
    Weighted average common shares outstanding - basic       42,513      49,721
    Dilutive effect of employee stock options                   ---         963
                                                          ---------    --------
    Weighted average common shares outstanding - diluted     42,513      50,684
                                                          =========    ========

Unexercised employee stock options to purchase 6.3 million and 2.9 million common shares as of May 5, 2001 and April 29, 2000, respectively, were not included in the weighted average shares outstanding calculation because such options have an antidilutive effect.

NOTE 5. COMPREHENSIVE INCOME (LOSS)
The Company's total comprehensive income (loss) was as follows:

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                         May 5,    April 29,
                                                          2001       2000
                                                        ---------  ---------
   Net income (loss)                                     $ (2,077)  $  8,982
   Other comprehensive loss:
     Unrealized loss on available-for-sale securities    $   (405)       ---
                                                        ---------  ---------
   Total comprehensive income (loss)                    $ (2,482)   $ 8,982
                                                        =========  =========

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. As the Company did not have derivative instruments or arrangements or derivative instruments embedded in other contracts, management has determined that adoption of SFAS No. 133 did not have any financial impact on the Company's consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 5, 2001 AND APRIL 29, 2000 (UNAUDITED)
                                   (CONTINUED)

NOTE 7. LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service, in the case of the IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expense for certain tax years that ended on or before February 1994, related to corporate-owned life insurance policies held by Camelot. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of May 5, 2001. The Company has filed an appeal in the United States Third Circuit Court of Appeals in response to the decision.

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

                              RESULTS OF OPERATIONS

                        THIRTEEN WEEKS ENDED MAY 5, 2001
               COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 29, 2000

SALES. The Company's total sales decreased 0.3% to $309.1 million for the thirteen weeks ended May 5, 2001 compared to $310.1 million for the thirteen weeks ended April 29, 2000. The decrease was the result of a comparable store sales decrease of 5%, partially offset by an increase in the number of stores in operation.

For the thirteen weeks ended May 5, 2001, comparable store sales decreased 5% for mall stores and 4% for free standing stores. By merchandise category, comparable store sales decreased 14% in music and increased 33% in video and 23% in accessories.

GROSS PROFIT. Gross profit as a percentage of sales decreased to 33.4% in the thirteen weeks ended May 5, 2001 compared to 35.7% in the thirteen weeks ended April 29, 2000. The decrease was due to more competitive pricing and a shift of sales to lower margin product categories, including DVD.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 34.5% from 31.5% in the thirteen weeks ended May 5, 2001 compared to the thirteen weeks ended April 29, 2000. The increase in SG&A is due to the combination of inflationary increases in operational expenses and lower comparable sales, as well as additional expenses of $3.9 million related to the Company's rebranding and eWorks initiatives.

INTEREST EXPENSE (INCOME). Net interest income was $341,000 in the thirteen weeks ended May 5, 2001 compared to $1.2 million for the thirteen weeks ended April 29, 2000. The decrease in interest income is due to a decrease in investment income resulting from lower average cash balances.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

INCOME TAX EXPENSE (BENEFIT). The Company's effective tax rate was 37.5% for the thirteen weeks ended May 5, 2001, which was equal to the rate for the thirteen weeks ended April 29, 2000.

NET INCOME (LOSS). The Company's net loss was $2.1 million for the thirteen weeks ended May 5, 2001, compared to net income of $9.0 million for the same period last year. The decrease in earnings was due to lower gross margin and higher expenses.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of approximately $45.7 million for the quarter ended May 5, 2001, compared to $265.1 million at the end of fiscal 2000.

Cash used by operating activities was $201.9 million for the thirteen weeks ended May 5, 2001. The primary uses of cash were a $178.7 million seasonal reduction of accounts payable and a $17.8 million net reduction in income tax payable.

Cash used in financing activities was $11.4 million for the thirteen weeks ended May 5, 2001. The primary use of cash was for the purchase of 1.0 million shares of common stock under a program authorized by the Board of Directors.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant. On May 5, 2001, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available.

CAPITAL RESOURCES. During the first quarter of 2001, the Company had capital expenditures of $6.1 million. The Company plans to spend $56 million, net of construction allowances, for capital expenditures in fiscal 2001. During the quarter, the Company opened or relocated 6 stores and closed 11 stores.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 19, 2001           BY:  /s/ ROBERT J. HIGGINS
                        --------------------------
                                 Robert J. Higgins
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

June 19, 2001           BY: /s/ JOHN J. SULLIVAN
                        ------------------------
                                John J. Sullivan
                                Senior Vice President
                                and Chief Financial Officer
                                (Chief Financial and Accounting Officer)