Form 10-Q
period 2001-08-04
TRANS WORLD ENTERTAINMENT CORP
filed 2001-09-18
CIK 795212

                                                                           DRAFT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
               ENDED AUGUST 4, 2001

                                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----    SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
               FROM ________________ TO ___________________

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

                                 (518) 452-1242
                                ----------------
              (Registrant's telephone number, including area code)

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

                    Common Stock, $.01 par value, 41,884,765
                   shares outstanding as of September 1, 2001

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Form 10-Q
                                                                                              Page No.
                                                                                             ---------
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets at August 4, 2001 (unaudited),
    February 3, 2001 and July 29, 2000 (unaudited)                                               3

  Condensed Consolidated Statements of Income - Thirteen Weeks and Twenty-six
    Weeks Ended August 4, 2001 (unaudited) and July 29, 2000 (unaudited)                         4

  Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended
    August 4, 2001 (unaudited) and July 29, 2000 (unaudited)                                     5

  Notes to Condensed Consolidated Financial Statements (unaudited)                               6

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                                   11


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                                    15

Item 6 - Exhibits and Reports on Form 8-K                                                       16

Signatures                                                                                      16


             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             AUGUST 4,      FEBRUARY 3,      JULY 29,
                                                                               2001            2001            2000
                                                                          ------------------------------------------------
                                                                            (unaudited)                       (unaudited)
    ASSETS

    CURRENT ASSETS:
      Cash and cash equivalents                                              $  52,237     $   265,084      $  106,044
      Merchandise inventory                                                    429,544         475,747         408,936
      Other current assets                                                      14,958          14,497          11,004
                                                                          ---------------------------------------------
              Total current assets                                             496,739         755,328         525,984
                                                                          ---------------------------------------------

    NET FIXED ASSETS                                                           148,685         152,741         134,821
    DEFERRED TAX ASSET                                                          34,547          34,317          34,899
    OTHER ASSETS                                                                63,719          59,616          49,385
                                                                          ---------------------------------------------
              TOTAL ASSETS                                                  $  743,690     $ 1,002,002      $  745,089
                                                                          =============================================

    LIABILITIES
    CURRENT LIABILITIES:
      Accounts payable                                                       $  223,804     $  430,185      $  199,999
      Income taxes payable                                                        8,482         28,114             845
      Accrued expenses and other                                                 35,548         37,380          20,386
      Deferred taxes                                                              6,623          9,231          12,507
      Current portion of capital lease obligations                                5,785          5,702           5,350
                                                                          --------------------------------------------
              Total current liabilities                                         280,242        510,612         239,087

    CAPITAL LEASE OBLIGATIONS, less current portion                              10,877         13,767          16,781
    OTHER LIABILITIES                                                            23,201         28,801          17,992
                                                                           -------------------------------------------
              TOTAL LIABILITIES                                                 314,320        553,180         273,860
                                                                           -------------------------------------------

    SHAREHOLDERS' EQUITY
     Preferred stock  ($0.01 par value; 5,000,000
       shares authorized; none issued)                                             ---            ---             ---
     Common stock ($0.01 par value; 200,000,000  shares
       authorized;  53,887,197, 53,676,756  and
       53,603,249 shares issued,  respectively)                                     539            537             536
     Additional paid-in capital                                                 286,324        285,292         284,709
     Unearned compensation - restricted stock                                      (370)            (6)           (298)
     Treasury stock at cost (12,006,432, 10,568,432 and
         5,104,432 shares, respectively)                                       (111,160)       (97,579)        (51,277)
     Accumulated other comprehensive loss                                        (1,947)        (1,482)             ---
     Retained earnings                                                          255,984        262,060         237,559
                                                                           --------------------------------------------
              TOTAL SHAREHOLDERS' EQUITY                                        429,370        448,822         471,229
                                                                           --------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   743,690    $ 1,002,002      $  745,089
                                                                           ============================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                      --------------------              ----------------------
                                                    AUGUST 4,       JULY 29,           AUGUST 4,        JULY 29,
                                                       2001           2000                2001            2000
                                                  ---------------------------       ----------------------------
Sales                                               $ 294,561     $  285,510          $ 603,658     $  595,626
Cost of sales                                         195,894        181,513            401,876        380,785
                                                  ---------------------------       ---------------------------
Gross profit                                           98,667        103,997            201,782        214,841
Selling, general and administrative expenses          104,667         94,052            211,446        191,755
                                                  ---------------------------       ---------------------------
Income (loss) from operations                          (6,000)         9,945             (9,664)        23,086
Interest expense (income)                                 476           (721)               135         (1,952)
                                                  ---------------------------       ---------------------------
Income (loss) before income taxes                      (6,476)        10,666             (9,799)        25,038
Income tax expense (benefit)                           (2,478)         3,999             (3,724)         9,389
                                                  ---------------------------       ---------------------------
NET INCOME (LOSS)                                   $  (3,998)    $    6,667          $  (6,075)    $   15,649
                                                  ===========================       ===========================

BASIC EARNINGS (LOSS) PER SHARE                     $   (0.10)    $     0.14          $   (0.14)    $     0.32
                                                  ===========================       ===========================

Weighted average number of common shares
outstanding - basic                                    41,920         48,373             42,216         49,047
                                                  ===========================      ===========================

DILUTED EARNINGS (LOSS) PER SHARE                   $   (0.10)    $     0.14          $   (0.14)    $     0.31
                                                  ===========================      ===========================

Weighted average number of common shares
outstanding - diluted                                  41,920         49,261            42,216          49,973
                                                  ===========================      ===========================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                  ------------------------------
                                                                                     AUGUST 4,     JULY 29,
                                                                                       2001          2000
                                                                                   ----------------------------
Net cash used by Operating Activities                                                $ (181,457)    $(124,584)
                                                                                   ----------------------------

Cash Flows from Investing Activities:
  Purchases of fixed assets                                                             (15,522)       (8,057)
  Disposal (purchase) of videocassette rental inventory, net of purchases                    47           (51)
                                                                                   ----------------------------
Net cash used by investing activities                                                   (15,475)       (8,108)
                                                                                   ----------------------------

Cash Flows from Financing Activities:
  Payments of capital lease obligations                                                  (2,807)       (2,641)
  Payments for purchases of treasury stock                                              (13,585)      (39,421)
  Exercise of stock options                                                                 477           772
                                                                                   ----------------------------
Net cash used by financing activities                                                   (15,915)      (41,290)
                                                                                   ----------------------------

Net decrease in cash and cash equivalents                                              (212,847)     (173,982)
Cash and cash equivalents, beginning of year                                            265,084       280,026
                                                                                   ----------------------------
Cash and cash equivalents, end of period                                                $52,237     $ 106,044
                                                                                   ============================
Supplemental disclosure of non-cash investing and financing activities:
  Income tax benefit resulting from exercises of stock options                             $202        $  445
  Issuance of treasury stock under incentive stock programs                                   4             7
  Issuance of restricted shares under restricted stock plan                                 403           ---



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 4, 2001 AND JULY 29, 2000 (UNAUDITED)

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

NOTE 3. DEPRECIATION AND AMORTIZATION

Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $213,000 and $184,000 for the thirteen weeks ended August 4, 2001 and July 29, 2000, respectively. Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $419,000 and $415,000 for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively.

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $410,000 and $412,000 for the thirteen weeks ended August 4, 2001 and July 29, 2000, respectively. For the twenty-six week periods ended August 4, 2001 and July 29, 2000, depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $809,000 and $819,000, respectively. Depreciation and amortization for the remaining fixed assets included in Selling, General & Administrative ("SG&A") expenses totaled $9.0 million and $8.1 million in the thirteen weeks ended August 4, 2001 and July 29, 2000, respectively. The depreciation and amortization included in SG&A was $18.1 and $16.3 million for the twenty-six week periods ended August 4, 2001 and July 29, 2000, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 4, 2001 AND JULY 29, 2000 (UNAUDITED)
                                   (CONTINUED)

NOTE 4. EARNINGS PER SHARE

Weighted average shares are calculated as follows:

                                                                         Thirteen Weeks ended          Twenty-six Weeks ended
                                                                       --------------------------    ---------------------------
                                                                        August 4,      July 29,       August 4,       July 29,
                                                                          2001           2000           2001            2000
                                                                       ------------    ----------    ------------     ----------
       Weighted average common shares outstanding - basic                   41,920        48,373          42,216         49,047
       Dilutive effect of employee stock options                               ---           888             ---            926
                                                                       ------------    ----------    ------------     ----------
       Weighted average common shares outstanding - diluted                 41,920        49,261          42,216         49,973
                                                                       ============    ==========    ============     ==========

       Anti dilutive stock options                                           4,669         2,628           4,633          2,752
                                                                       ============    ==========    ============     ==========


NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss) was as follows:

                                                                       Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                                  --------------------------------    -----------------------------
                                                                    August 4,        July 29,          August 4,         July 29,
                                                                      2001              2000             2001             2000
                                                                  -------------     --------------    ------------     ------------
    Net income (loss)                                                $ (3,998)         $ 6,667        $ (6,075)         $ 15,649

    Other comprehensive loss:
         Unrealized loss on available-for-sale securities                 (61)             ---            (465)              ---
                                                                  -------------     -----------     ------------     ------------
    Total comprehensive income (loss)                                $ (4,059)         $ 6,667        $ (6,540)         $ 15,649
                                                                  =============     ===========     ============     ============

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. As the Company did not have derivative instruments or arrangements or derivative instruments embedded in other contracts, management has determined that adoption of SFAS No. 133 did not have any material financial impact on the Company's consolidated financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 4, 2001 AND JULY 29, 2000 (UNAUDITED)
                                   (CONTINUED)

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective February 4, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $42.3 million, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $2.3 million and $1.4 million for the year ended February 3, 2001 and the twenty six weeks ended August 3, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 4, 2001 AND JULY 29, 2000 (UNAUDITED)
                                   (CONTINUED)

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending May 3, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

NOTE 7. LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service, in the case of the IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expense for certain tax years that ended on or before February 1994, related to corporate-owned life insurance policies held by Camelot. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of August 4, 2001. The case is pending an appeal by the Company in the United States Third Circuit Court of Appeals.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major music distributors and two other specialty retailers in the United States District Court for the Southern District of New York ("AG's suit"). The complaint has been subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to United States District Court in Maine pursuant to the Multidistrict Litigation Rules. The AG's suit alleges that the

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 4, 2001 AND JULY 29, 2000 (UNAUDITED)
                                   (CONTINUED)


distributors and retailers conspired to violate the anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the labels. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the service of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class Actions have been consolidated along with the AG's suit in the United States District Court in Maine. It is management's belief that the lawsuit is without merit and the Company will ultimately prevail in this regard.

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

                              RESULTS OF OPERATIONS

                       THIRTEEN WEEKS ENDED AUGUST 4, 2001
               COMPARED TO THE THIRTEEN WEEKS ENDED JULY 29, 2000

SALES. The Company's total sales increased 3% to $294.6 million for the thirteen weeks ended August 4, 2001 compared to $285.5 million for the thirteen weeks ended July 29, 2000. The increase was due to an increase in the number of stores in operation, partially offset by a comparable store sales decrease of 4%.

For the thirteen weeks ended August 4, 2001, comparable store sales decreased 5% for mall stores and were flat for free standing stores. By merchandise category, comparable store sales were down 12% in music, and increased 39% in video and 19% in accessories.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 33.5% in the thirteen weeks ended August 4, 2001 from 36.4% in the thirteen weeks ended July 29, 2000. This decrease relates to more competitive pricing and the continuing shift of sales to lower margin product categories, including DVD.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 35.5% in the thirteen weeks ended August 4, 2001 from 32.9% in the thirteen weeks ended July 29, 2000. The increase in SG&A is due to the combination of inflationary increases in operational expenses and lower comparable store sales as well as additional expenses of $2.0 million related to the Company's rebranding and eWorks initiatives (See Liquidity and Capital Resources).

INTEREST EXPENSE (INCOME). Interest expense was $0.5 million in the thirteen weeks ended August 4, 2001 compared to interest income of $0.7 million for the thirteen weeks ended July 29, 2000. The decrease in interest income relates to a decrease in investment income resulting from lower average cash balances.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

INCOME TAX EXPENSE (BENEFIT). The Company's effective tax rate increased to 38.3% for the thirteen weeks ended August 4, 2001 from 37.5% for the thirteen weeks ended July 29, 2000. The increased rate is due to an increase in the valuation allowance for deferred taxes related to a loss on investments.

NET INCOME (LOSS). The Company's net loss was $4.0 million for the thirteen weeks ended August 4, 2001, compared to net income of $6.7 million for the same period last year. The decrease is attributable to a decrease in gross margin and increased SG&A expenses.

                      TWENTY-SIX WEEKS ENDED AUGUST 4, 2001
              COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 29, 2000

SALES. The Company's total sales increased 1% to $603.7 million for the twenty-six weeks ended August 4, 2001 compared to $595.6 million for the twenty-six weeks ended July 29, 2000. Comparable store sales decreased 5% for the period.

For the twenty-six weeks ended August 4, 2001, comparable store sales decreased 5% for mall stores and 2% for free standing stores. By merchandise category, comparable store sales decreased 13% in music and increased 35% in video and 23% in accessories.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 33.4% in the twenty-six weeks ended August 4, 2001 from 36.1% in the twenty-six weeks ended July 29, 2000. This decrease relates to more competitive pricing and the continuing shift of sales to lower margin product categories, including DVD.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 35.0% in the twenty-six weeks ended August 4, 2001 from 32.2% in the twenty-six weeks ended July 29, 2000. The increase in SG&A is due to the combination of inflationary increases in operational expenses and lower comparable store sales as well as additional expenses of $5.9 million related to the Company's rebranding and eWorks initiatives (See Liquidity and Capital Resources).

INTEREST EXPENSE (INCOME). Interest expense was $0.1 million in the twenty-six weeks ended August 4, 2001 compared to interest income of $2.0 million for the twenty-six weeks ended July 29, 2000. The decrease in interest income relates to a decrease in investment income resulting from lower average cash balances.

INCOME TAX EXPENSE (BENEFIT). The Company's effective tax rate increased to 38.0% for the twenty-six weeks ended August 4, 2001 from 37.5% for the twenty-six weeks ended July 29, 2000. The increased rate is due to an increase in the valuation allowance for deferred taxes related to a loss on investments.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

NET INCOME (LOSS). The Company's net loss was $6.1 million for the twenty-six weeks ended August 4, 2001, compared to net income of $15.6 million for the same period last year. The decrease is attributable to a decrease in gross margin and increased SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of approximately $52.2 million at August 4, 2001, compared to $265.1 million at the end of fiscal 2000.

Cash used by operating activities was $181.5 million for the twenty-six weeks ended August 4, 2001. The primary uses of cash were a $206.4 million seasonal reduction of accounts payable and a $19.3 million net reduction in income taxes payable. These were partially offset by a $46.2 million reduction in inventory.

Cash used in financing activities was $15.9 million for the twenty-six weeks ended August 4, 2001. The primary use of cash was $13.6 million for the purchase of 1.4 million shares of common stock under a program authorized by the Board of Directors.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On August 4, 2001, the Company had no outstanding borrowings under the Revolving Credit Facility, and $100 million was available for borrowing.

CAPITAL RESOURCES. During the first twenty-six weeks of 2001, the Company had capital expenditures of $15.5 million. The Company plans to spend $56 million, net of construction allowances, for capital expenditures in fiscal 2001. Of the $56 million, $26 million is associated with the rebranding and eWorks initiatives. During the first twenty six weeks of 2001, the Company opened or relocated 10 stores and closed 24 stores.

The Company's strategic plan to re-brand its mall-based stores and its web site under a single, unified brand, FYE (For Your Entertainment) is on target to be completed by the end of the third quarter. The re-branding initiative is the result of an 18-month in-depth analysis of the changing entertainment marketplace, the technology revolution, as well as extensive customer research. The unified brand will enable the Company to leverage its strength as the nation's largest music specialty retailer and differentiate FYE from the competition. For the first time,

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         LIQUIDITY AND CAPITAL RESOURCES
                                   (CONTINUED)

customers nationwide will enjoy a consistent shopping experience in every store, in every market and in every channel. This enhanced brand experience, which will include industry-leading product sampling and selection tools, is designed to cultivate customer loyalty, drive sales and build market share for the Company.

FYE will create a more relevant shopping experience for consumers, expanding product selection across the entertainment spectrum. The brand positioning also enables the Company to broaden its customer base and fully realize the benefits of a multi-market, multi-channel strategy. The exterior signs have been changed to reflect the new brand for over 300 stores, and the national marketing effort to support the brand is underway as well. The Company's e-commerce site will be re-launched as fye.com in October 2001 for an unparalleled bricks and clicks presence. Management anticipates the investment in the branding initiative to be approximately $40 million in 2001, including operating expenses of $19 million, which includes depreciation.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 6, 2001.

B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                           Column 1          Column 2
         NAMES  OF NOMINEES                WITHHELD          VOTES FOR
         ---------------------             ---------------------------
         Robert J. Higgins                  115,977           32,349,809
         Joseph Morone                       94,328           32,371,458

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 18, 2001                  BY:  /S/ ROBERT J. HIGGINS
                                    --------------------------
                                    Robert J. Higgins
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

September 18, 2001                  BY: /S/ JOHN J. SULLIVAN
                                    ------------------------
                                    John J. Sullivan
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)