Form 10-Q
period 2001-11-03
TRANS WORLD ENTERTAINMENT CORP
filed 2001-12-18
CIK 795212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED NOVEMBER 3, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----    SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD
                  FROM............TO............

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

                          Common Stock, $.01 par value,
              41,835,791 shares outstanding as of December 1, 2001

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Form 10-Q
                                                                                        Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets at November 3, 2001 (unaudited),
    February 3, 2001 and October 28, 2000 (unaudited)                                        3

  Condensed Consolidated Statements of Income - Thirteen Weeks and Thirty-nine
    Weeks Ended November 3, 2001 (unaudited) and October 28, 2000 (unaudited)                4

  Condensed Consolidated Statements of Cash Flows - Thirty-nine Weeks Ended
    November 3, 2001 (unaudited) and October 28, 2000 (unaudited)                            5

  Notes to Condensed Consolidated Financial Statements (unaudited)                           6

Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                 11


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                   15

Signatures                                                                                  15

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                NOVEMBER 3,     FEBRUARY 3,    OCTOBER 28,
                                                                   2001            2001           2000
                                                             ---------------------------------------------
                                                                (unaudited)                   (unaudited)
    ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                              $    45,598      $   265,084      $    72,703
      Merchandise inventory                                      478,930          475,747          471,830
      Other current assets                                        14,997           14,497           13,604
                                                             ---------------------------------------------
              Total current assets                               539,525          755,328          558,137
                                                             ---------------------------------------------

    NET FIXED ASSETS                                             156,034          152,741          139,099
    DEFERRED INCOME TAX ES                                        34,926           34,317           34,899
    OTHER ASSETS                                                  62,594           59,616           50,501
                                                             ---------------------------------------------
              TOTAL ASSETS                                   $   793,079      $ 1,002,002      $   782,636
                                                             =============================================

    LIABILITIES
    CURRENT LIABILITIES:
      Accounts payable                                       $   293,227      $   430,185      $   259,892
      Income taxes payable                                            --           28,114              839
      Accrued expenses and other                                  30,906           37,380           21,662
      Deferred income taxes                                        6,069            9,231            9,568
      Current portion of capital lease obligations                 5,384            5,702            5,600
                                                             ---------------------------------------------
              Total current liabilities                          335,586          510,612          297,561

    CAPITAL LEASE OBLIGATIONS, less current portion               10,317           13,767           15,231
    OTHER LIABILITIES                                             27,998           28,801           29,290
                                                             ---------------------------------------------
              TOTAL LIABILITIES                                  373,901          553,180          342,082
                                                             ---------------------------------------------

    SHAREHOLDERS' EQUITY
     Preferred stock ($0.01 par value; 5,000,000
       shares authorized; none issued)                                --               --               --
     Common stock ($0.01 par value; 200,000,000 shares
       authorized; 53,918,647, 53,676,756 and
       53,678,821 shares issued,  respectively)                      539              537              537
     Additional paid-in capital                                  286,545          285,292          284,868
     Unearned compensation - restricted stock                       (533)              (6)            (275)
     Treasury stock at cost (12,076,032, 10,568,432 and
         6,928,432 shares, respectively)                        (111,710)         (97,579)         (65,952)
     Accumulated other comprehensive loss                             --           (1,482)            (587)
     Retained earnings                                           244,337          262,060          221,963
                                                             ---------------------------------------------
              TOTAL SHAREHOLDERS' EQUITY                         419,178          448,822          440,554
                                                             ---------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   793,079      $ 1,002,002      $   782,636
                                                             =============================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                 ------------------------      ------------------------
                                                 NOVEMBER 3,   OCTOBER 28,     NOVEMBER 3,   OCTOBER 28,
                                                    2001          2000            2001          2000
                                                 ------------------------      ------------------------

Sales                                            $ 273,361      $ 265,597      $ 877,019      $ 861,223
Cost of sales                                      184,476        173,896        586,352        554,681
                                                 ------------------------      ------------------------
Gross profit                                        88,885         91,701        290,667        306,542
Selling, general and administrative expenses       109,635         99,298        321,083        291,052
                                                 ------------------------      ------------------------
Income (loss) from operations                      (20,750)        (7,597)       (30,416)        15,490
Interest expense (income)                              379           (514)           514         (2,466)
                                                 ------------------------      ------------------------
Income (loss) before income taxes                  (21,129)        (7,083)       (30,930)        17,956
Income tax expense (benefit)                        (9,483)         8,513        (13,207)        17,902
                                                 ------------------------      ------------------------
NET INCOME (LOSS)                                $ (11,646)     $ (15,596)     $ (17,723)     $      54
                                                 ========================      ========================

BASIC EARNINGS (LOSS) PER SHARE                  $   (0.28)     $   (0.32)     $   (0.42)     $    0.00
                                                 ========================      ========================

Weighted average number of common shares
outstanding - basic                                 41,811         48,364         42,081         48,819
                                                 ========================      ========================

DILUTED EARNINGS (LOSS) PER SHARE                $   (0.28)     $   (0.32)     $   (0.42)     $    0.00
                                                 ========================      ========================

Weighted average number of common shares
outstanding - diluted                               41,811         48,364         42,081         49,696
                                                 ========================      ========================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THIRTY-NINE WEEKS ENDED
                                                                            ------------------------
                                                                            NOVEMBER 3,   OCTOBER 28,
                                                                               2001          2000
                                                                            ------------------------
Net cash used by Operating Activities                                       $(166,631)     $(120,233)
                                                                            ------------------------
Cash Flows from Investing Activities:
  Purchases of fixed assets                                                   (35,719)       (22,864)
  Acquisition of business, net of cash acquired                                    --         (4,862)
  Purchase of investments in unconsolidated affiliates                             --         (2,414)
  Disposal of videocassette rental inventory, net of purchases                    122             75
                                                                            ------------------------
Net cash used by investing activities                                         (35,597)       (30,065)
                                                                            ------------------------

Cash Flows from Financing Activities:
  Payments of capital lease obligations                                        (3,768)        (3,941)
  Payments for purchases of treasury stock                                    (14,135)       (54,097)
  Exercise of stock options                                                       645          1,013
                                                                            ------------------------
Net cash used by financing activities                                         (17,258)       (57,025)
                                                                            ------------------------

Net decrease in cash and cash equivalents                                    (219,486)      (207,323)
Cash and cash equivalents, beginning of year                                  265,084        280,026
                                                                            ------------------------
Cash and cash equivalents, end of period                                    $  45,598      $  72,703
                                                                            ========================
Supplemental disclosure of non-cash investing and financing activities:
  Income tax benefit resulting from exercises of stock options              $     209      $     646
  Issuance of treasury stock under incentive stock programs                         4              7
  Issuance of restricted shares under restricted stock plan                       608             --

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NOVEMBER 3, 2001 AND OCTOBER 28, 2000 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. ("Record Town"), Record Town's subsidiaries, all of which are wholly owned and Second Spin.com, which is majority owned. All significant inter-company accounts and transactions have been eliminated.

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

NOTE 3. DEPRECIATION AND AMORTIZATION
Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $268,000 and $190,000 for the thirteen weeks ended November 3, 2001 and October 28, 2000, respectively. Depreciation and amortization of videocassette rental inventory included in cost of sales totaled $688,000 and $605,000 for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively.

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $414,000 and $413,000 for the thirteen weeks ended November 3, 2001 and October 28, 2000, respectively. For the thirty-nine week periods ended November 3, 2001 and October 28, 2000, depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $1.2 million for both periods. Depreciation and amortization for the remaining fixed assets included in selling, general & administrative ("SG&A") expenses totaled $10.9 million and $9.1 million in the thirteen weeks ended November 3, 2001 and October 28, 2000, respectively. The depreciation and amortization included in SG&A was $30.2 and $26.3 million for the thirty-nine week periods ended November 3, 2001 and October 28, 2000, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NOVEMBER 3, 2001 AND OCTOBER 28, 2000 (UNAUDITED)
                                   (CONTINUED)


NOTE 4. EARNINGS PER SHARE
Weighted average shares are calculated as follows:


                                                              Thirteen Weeks ended       Thirty-nine Weeks ended
                                                            -------------------------   -------------------------
                                                            November 3,   October 28,   November 3,   October 28,
                                                               2001          2000          2001          2000
                                                              ------        ------        ------        ------
    Weighted average common shares outstanding - basic        41,811        48,364        42,081        48,819
    Dilutive effect of employee stock options                     --            --            --           877
                                                              ------        ------        ------        ------
    Weighted average common shares outstanding-diluted        41,811        48,364        42,081        49,696
                                                              ======        ======        ======        ======

    Anti-dilutive stock options                                4,682         5,675         4,648         3,108
                                                              ======        ======        ======        ======


For the thirteen week periods ending November 3, 2001 and October 28, 2000 and the thirty-nine week period ended November 3, 2001, the impact of outstanding options were not considered because the Company had a net loss. For the remaining period presented, antidilutive stock options outstanding had an exercise price greater than the average market price during the period.

NOTE 5. COMPREHENSIVE INCOME (LOSS)
The Company's total comprehensive income (loss) was as follows:


                                                                        Thirteen Weeks ended             Thirty-nine Weeks ended
                                                                     ----------------------------    -------------------------------
                                                                     November 3,      October 28,      November 3,      October 28,
                                                                        2001             2000             2001             2000
                                                                      --------         --------         --------         --------
    Net income (loss)                                                 ($11,646)        ($15,596)        ($17,723)        $     54

    Other comprehensive loss:
         Unrealized loss on available-for-sale securities                   --             (587)            (465)            (587)
         Reclassification adjustment for realized loss
         on available for sale securities included in net loss
         during the period                                               1,947               --            1,947               --
                                                                      --------         --------         --------         --------
    Total comprehensive (loss)                                        ($ 9,699)        ($16,183)        ($16,241)        ($   533)
                                                                      ========         ========         ========         ========

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective February 4, 2001. At November 3, 2001, the Company did not have any derivative instruments or arrangements or derivative instruments embedded in other contracts, and the adoption of SFAS No. 133 did not have any material financial impact on the Company's condensed consolidated

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NOVEMBER 3, 2001 AND OCTOBER 28, 2000 (UNAUDITED)
                                   (CONTINUED)


NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED) financial statements. The Company will continue to evaluate future contractual arrangements entered into that may affect this determination.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $40.9 million, which will be subject to the transition provisions of SFAS Nos. 141 and 142.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NOVEMBER 3, 2001 AND OCTOBER 28, 2000 (UNAUDITED)
                                   (CONTINUED)


NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
Amortization expense related to goodwill was $2.3 million and $2.1 million for the year ended February 3, 2001 and the thirty-nine weeks ended November 3, 2001, respectively. The Company is evaluating SFAS No. 142 and has not made a determination as to the impact of its adoption on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NOVEMBER 3, 2001 AND OCTOBER 28, 2000 (UNAUDITED)
                                   (CONTINUED)

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending May 4, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

NOTE 7. LEGAL PROCEEDINGS
On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service, in the case of the IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against Camelot by the IRS to challenge the deduction of interest expense for certain tax years that ended on or before February 1994, related to corporate-owned life insurance policies held by Camelot. The court ruled that the interest deductions should not be allowed and the Company is responsible for interest and penalties. As a result of the ruling, the Company reserved $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of November 3, 2001. The case is pending an appeal by the Company in the United States Third Circuit Court of Appeals.

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

                              RESULTS OF OPERATIONS

                      THIRTEEN WEEKS ENDED NOVEMBER 3, 2001
              COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000

SALES. The Company's total sales increased 3% to $273.4 million for the thirteen weeks ended November 3, 2001 compared to $265.6 million for the thirteen weeks ended October 28, 2000. The increase was due to an increase in the number of stores in operation, partially offset by a comparable store sales decrease of 2%. Comparable store sales results reflected a decline in customer traffic in the Company's mall locations following the terrorist attacks of September
11th, 2001 reversing an increase in traffic in these locations during the month prior to the attacks.

For the thirteen weeks ended November 3, 2001, comparable store sales decreased 3% for mall stores and increased 3% for free standing stores. By merchandise category, comparable store sales decreased 9% in music, and increased 31% in video and 10% in accessories. The increase in video sales was driven by the growth in the DVD format.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 32.5% in the thirteen weeks ended November 3, 2001 from 34.5% in the thirteen weeks ended October 28, 2000. The decrease in margin relates to decreased sales in higher margin categories, including CDs and cassettes, and more competitive pricing late in the quarter in response to slower customer traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 40.1% in the thirteen weeks ended November 3, 2001 from 37.4% in the thirteen weeks ended October 28, 2000. Included in SG&A is a $2.0 million write-off of an investment in an internet business. Excluding the write-off, SG&A expenses were 39.4% of sales. The increase in SG&A as a percentage of sales is due to the combination of inflationary increases in operational expenses and lower comparable store sales as well as additional expenses of $5.6 million related to the Company's rebranding and eWorks initiatives (See Liquidity and Capital Resources).

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

INTEREST EXPENSE (INCOME). Interest expense was $0.4 million in the thirteen weeks ended November 3, 2001 compared to interest income of $0.5 million for the thirteen weeks ended October 28, 2000. The decrease in interest income relates to a decrease in investment income resulting from lower average cash balances and lower interest rates on invested cash balances.

INCOME TAX EXPENSE (BENEFIT). The Company's income tax benefit was $9.5 million for the thirteen weeks ended November 3, 2001, as compared to income tax expense of $8.5 million for the thirteen weeks ended October 28, 2000. Included in the previous year's income tax expense was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses related to corporate owned life insurance policies (see Note 7. Legal Proceedings). Excluding this charge, the Company's effective tax rate for the thirteen weeks ended October 28, 2000 was 35.1%. The Company's effective tax rate for the thirteen weeks ended November 3, 2001 was 44.9%. The increase in rate is due to an increase in the valuation allowance for deferred taxes related to losses on investments and a decrease in the Company's income before income taxes.

NET LOSS. The Company's net loss was $11.6 million for the thirteen weeks ended November 3, 2001, compared to a loss of $15.6 million for the same period last year. The decrease in net loss is attributable to the one-time charge resulting from the COLI decision in the prior year.

                    THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001
            COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

SALES. The Company's total sales increased 2% to $877.0 million for the thirty-nine weeks ended November 3, 2001 compared to $861.2 million for the thirty-nine weeks ended October 28, 2000. Comparable store sales decreased 4% for the period.

For the thirty-nine weeks ended November 3, 2001, comparable store sales decreased 5% for mall stores and 1% for free standing stores. By merchandise category, comparable store sales decreased 12% in music and increased 34% in video and 19% in accessories.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 33.1% in the thirty-nine weeks ended October 28, 2000 from 35.6% in the thirty-nine weeks ended October 28, 2000. The decrease in margin relates to decreased sales in higher margin categories, including CDs and cassettes, and more competitive pricing late in the third quarter in response to slower customer traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 36.6% in the thirty-nine weeks ended November

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

3, 2001 from 33.8% in the thirty-nine weeks ended October 28, 2000. The increase in SG&A is due to the combination of increases in operational expenses, lower comparable store sales as well as additional expenses of $11.5 million related to the Company's rebranding and eWorks initiatives (See Liquidity and Capital Resources).

INTEREST EXPENSE (INCOME). Interest expense was $0.5 million in the thirty-nine weeks ended November 3, 2000, as compared to income of $2.5 million for the thirty-nine weeks ended October 28, 2000. The decrease in interest income relates to a decrease in investment income resulting from lower average cash balances and lower interest rates on invested cash balances..

INCOME TAX EXPENSE (BENEFIT). The Company's income tax benefit was $13.2 million for the thirty-nine weeks ended November 3, 2001, as compared to income tax expense of $17.9 million for the thirty-nine weeks ended October 28, 2000. Included in 2000 income tax expense was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses, related to corporate owned life insurance policies (see Note 7. Legal Proceedings). Excluding the charge, the Company's effective tax rate for the thirty-nine weeks ended October 28, 2000 was 38.4%. The Company's effective tax rate for the thirty-nine weeks ended November 3, 2001 was 42.7%. The increase in rate is due to an increase in the valuation allowance for deferred taxes related to a loss on investments and a decrease in the Company's income before income taxes.

NET INCOME (LOSS). The Company's net loss was $17.7 million for the thirty-nine weeks ended November 3, 2001, compared to net income of $0.1 million for the same period last year. The decrease is attributable to a decrease in gross margin and increased SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of $45.6 million at November 3, 2001, compared to $265.1 million at the end of fiscal 2000.

Cash used by operating activities was $166.6 million for the thirty-nine weeks ended November 3, 2001. The primary uses of cash were a $136.9 million reduction of accounts payable, and a $28.1 million net reduction in income taxes payable.

Cash used by financing activities was $17.3 million for the thirty-nine weeks ended November 3, 2001. The primary use of cash was $14.1 million for the purchase of 2.0 million shares of common stock under a program authorized by the Board of Directors.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On November 3, 2001, the Company had no outstanding borrowings under the revolving credit facility, and $100 million was available for borrowing.

CAPITAL RESOURCES. During the first thirty-nine weeks of 2000, the Company had capital expenditures of $35.7 million. The Company plans to spend $50.0 million, net of construction allowances, for capital expenditures in fiscal 2001. During the first thirty-nine weeks of 2000, the Company opened or relocated 22 stores and closed 43 stores.

The Company's strategic plan to re-brand its mall-based stores and its web site under a single, unified brand, FYE (For Your Entertainment), was completed during the quarter. The Company's e-commerce site was re-launched as fye.com in October. The re-branding initiative is the result of an 18-month in-depth analysis of the changing entertainment marketplace, the technology revolution, as well as extensive customer research. The unified brand will enable the Company to leverage its strength as the nation's largest music specialty retailer and differentiate FYE from the competition. For the first time, customers nationwide will enjoy a consistent shopping experience in every store, in every market and in every channel. This enhanced brand experience, which will include industry-leading product sampling and selection tools, is designed to cultivate customer loyalty, drive sales and build market share for the Company. FYE will create a more relevant shopping experience for consumers, expanding product selection across the entertainment spectrum.

The brand positioning also enables the Company to broaden its customer base and fully realize the benefits of a multi-market, multi-channel strategy. The interior and exterior signs have been changed to reflect the new brand, and the national marketing effort to support the brand is underway as well. Also, through the Company's new partnership with Microsoft Corporation, FYE is creating a personalized entertainment shopping experience that will drive cross-channel sales between stores and fye.com. In addition, through this partnership, FYE will create the entertainment industry's most robust and comprehensive customer relationship management system.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 18, 2001          BY: /s/ ROBERT J. HIGGINS
                           -------------------------
                           Robert J. Higgins
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)

December 18, 2001          BY: /s/ JOHN J. SULLIVAN
                           ------------------------
                           John J. Sullivan
                           Executive Vice President
                           and Chief Financial Officer
                           (Principal Financial Officer)