Form 10-K
period 2002-02-02
TRANS WORLD ENTERTAINMENT CORP
filed 2002-05-03
CIK 795212

                                                                           DRAFT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

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
(State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)

                               38 Corporate Circle
                             Albany, New York 12203
                             ----------------------
          (Address of principal executive offices, including zip code)

                                 (518) 452-1242
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. / /

As of April 26, 2002, 40,732,832 shares of the Registrant's Common Stock, excluding 13,264,087 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $8.35 on the NASDAQ National Market on April 26, 2002, was approximately $213,917,895. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 29.5% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

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

The Company operates a chain of retail entertainment stores and an e-commerce site, fye.com, in a single industry segment. The Company is one of the largest specialty retailers of prerecorded music, videos and related products in the United States. At February 2, 2002, the Company operated 902 stores totaling approximately 5.1 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with the majority of the stores concentrated in the eastern half of the United States. The Company's business is seasonal in nature, with the peak selling period being the holiday season in the Company's fourth fiscal quarter. Sales were $1.39 billion for its fiscal year ended February 2, 2002 (referred to herein as "2001").

On October 30, 2000, the Company acquired certain assets and assumed certain liabilities and operating lease commitments of 112 stores from Wax Works, Inc. The acquisition was accounted for using the purchase method of accounting. The Company acquired the assets for $49.8 million, including merchandise inventory, fixed assets, leasehold interests and other current assets and recognized approximately $10.2 million in goodwill.

On August 11, 2000, the Company acquired a majority interest in SecondSpin.com for $4.2 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting. SecondSpin.com operates an e-commerce site and six retail stores for the buying and selling of used CDs, videos and DVDs.

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

STORE CONCEPTS

The Company offers a broad selection of music and video titles at competitive prices in convenient, attractive stores. It operates four distinct store concepts, FYE stores, super FYE stores, Saturday Matinee stores and freestanding stores, designed to take advantage of real estate opportunities and to satisfy varying consumer demands.

The Company's strategic plan to re-brand its mall-based stores and its e-commerce site under a single, unified brand, FYE (For Your Entertainment), was completed during the year. The Company's e-commerce site was re-launched as fye.com in October 2001. fye.com is the on-line hub for the Company's retail stores. The site features all of the music CDs and cassettes, video games, DVD and VHS home videos that are available at its retail stores, and more. The re-branding initiative was the result of an in-depth analysis of the changing entertainment marketplace, the technology revolution, as well as extensive customer research. The unified brand will enable the Company to leverage its strength as the nation's largest music specialty retailer and differentiate FYE from the competition. For the first time, our customers nationwide will enjoy a consistent shopping experience in every mall store, in every market and across every channel. This enhanced brand experience, which will include industry-leading product sampling and selection tools, is designed to cultivate customer loyalty, drive sales and build market share for the Company.

FYE will create a more relevant shopping experience for consumers, expanding product selection across the entertainment spectrum. The brand positioning also enables the Company to broaden its customer base and fully realize the benefits of a multi-market, multi-channel strategy. The interior and exterior signs have been changed to reflect the new brand, and a national marketing effort to support the brand is underway as well. Broadband communication has been installed in the stores to increase the speed and capacity of information exchange, including the ability to handle digital distribution. Listening and viewing stations have been installed in select stores and preparation is underway for the complete rollout by the end of the third quarter of 2002. Also, through the Company's new relationship with Microsoft Corporation, FYE is creating a personalized entertainment shopping experience that will drive cross-channel sales between stores and fye.com. The Company is the premier music retailer on all of Microsoft's MSN web sites. In addition, during 2002, the Company will introduce Backstage Pass, a loyalty program that will offer significant value to consumers. The investment in the branding initiative was $13.0 million in 2001, including operating expenses of $3.1 million, which includes depreciation.

 MALL STORES

FYE (FOR YOUR ENTERTAINMENT). At February 2, 2002, the Company operated 669 mall stores, with the majority operating under the FYE brand, including 16 super FYE stores. An FYE mall store averages 5,800 square feet, and carries an extensive merchandise assortment.

The super FYE stores carry a broad assortment of music and video merchandise and an extensive selection of games, portable electronics, accessories and boutique items. This format makes the traditional superstore experience available to shopping mall consumers. This format is designed to be a semi-anchor or destination location in major regional malls. A super FYE store averages 23,900 square feet.

SATURDAY MATINEE STORES. These stores sell prerecorded video merchandise and related accessories. They are located in large, regional shopping malls and average 2,300 square feet in size. There were 17 such locations at February 2, 2002.

 FREESTANDING STORES

The Company's freestanding store concept included 216 stores at February 2, 2002, which primarily operate under the names Coconuts, Strawberries Music and Spec's Music. These stores are designed for freestanding, strip center and downtown locations and average approximately 5,300 square feet.

The Company also operates "Planet Music," a 31,000 square foot freestanding superstore in Virginia Beach, VA. The store offers an extensive catalog of music, video and other related merchandise.

MERCHANDISE

The Company's stores offer a full assortment of compact discs, prerecorded audio cassettes, prerecorded video, including VHS tapes and DVDs, video games and related products. Sales by merchandise category as a percent of total sales over the past three years were as follows:

                                                 ----------------------------------------------
                                                    FEBRUARY 2,     FEBRUARY 3,    JANUARY 29,
                                                           2002            2001           2000
                                                 ----------------------------------------------
         MUSIC:
          Compact discs                                    62.2%           66.6%          67.0%
          Prerecorded audio cassettes                       4.6             6.9            9.5
          Singles                                           0.9             1.6            2.9
                                                 ----------------------------------------------
         Total Music                                       67.7            75.1           79.4
                                                 ----------------------------------------------

         VIDEO:
          VHS                                               7.6             8.5            8.9
          DVD                                              11.7             6.0            2.3
                                                 ----------------------------------------------
         Total Video                                       19.3            14.5           11.2
                                                 ----------------------------------------------

         Video Games                                        4.1             2.3            1.6
         Other                                              8.9             8.1            7.8
                                                 ----------------------------------------------
         TOTAL                                            100.0%          100.0%         100.0%
                                                 ----------------------------------------------

MUSIC. The Company's stores offer a full assortment of compact discs and prerecorded audio cassettes purchased primarily from five major manufacturers. Music categories include rock, pop, rap, soundtracks, alternative, Latin, urban, heavy metal, country, dance, vocals, jazz and classical.

VIDEO. The Company offers prerecorded videocassettes and DVDs for sale in all of its stores. In 2001, DVD sales increased to 61% of the Company's total video sales from 42% in 2000. Paul Kagan Associates, an entertainment/media research firm, estimated that more than 35 million households will own a DVD player by the end of 2002 and as many as 87 million households will own a DVD player by the end of 2010. The Company plans to continue to capitalize on this trend by making DVDs increasingly available in its stores.

VIDEO GAMES. The Company offers video game hardware and software in many of its stores. During 2001, video game sales were positively impacted by new hardware and software from the Nintendo Company and Microsoft. Management expects the positive trend in video games to continue and will continue to add video game hardware and software to the product mix in select stores.

OTHER MERCHANDISE. The Company carries brand name blank audio cassettes, compact discs and videocassette tapes as well as accessory merchandise for compact discs, audio cassettes and videocassettes, including maintenance and cleaning products, storage cases, portable electronics and headphones. The Company also features consumer electronics and boutique items.

ADVERTISING

The Company makes extensive use of in-store signs and pursues a mass-media marketing program for its freestanding stores through advertisements in newspapers, radio, and television. Vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise.

As part of the Company's rollout of the FYE brand, the Company will increase its regional and national marketing, including TV and radio and concert sponsorships. In addition, the Company will build recognition around the tag line "Never Stop Playing."

INDUSTRY AND COMPETITIVE ENVIRONMENT

The retail home entertainment industry is highly competitive. According to the Recording Industry Association of America, the U.S. retail music market was approximately $13.7 billion in 2001. The Company's retail stores compete primarily with other specialty retail music and video chains (e.g. Sam Goody, Wherehouse Entertainment, Tower Records), as well as mass merchants (e.g. Wal-Mart, K-Mart, Target), book stores (e.g. Barnes and Noble, Borders) and consumer electronics stores (e.g. Best Buy, Circuit City), some of which may have greater financial or other resources than the Company. The Company also competes with mail order clubs (e.g. BMG Music, Columbia House) and Internet companies (e.g. Amazon.com, CDnow.com).

CD sales decreased in 2001 for the first time since the format was introduced. The decrease was attributable to the increased usage of compact disc recordables ("CD-Rs"). The industry is concerned about the issue of CD duplication and has begun testing titles with copy protection. It is anticipated that copy protection will be utilized by the second half of fiscal 2002.

The cassette and singles formats continue to decline. The Company expects the declining trend in cassettes to continue and will continue to minimize the amount of store square footage allocated to cassettes. The singles category was impacted by a decline in the number of releases offered for sale by the labels. The Company believes the number of titles to be released in the future will increase and should have a positive impact on both singles sales and CD sales.

SEASONALITY

The Company's business is highly seasonal, with the fourth quarter constituting the Company's peak selling period. In fiscal 2001, the fourth quarter accounted for approximately 37% of annual sales. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to supplement its permanent store sales staff. If for any reason the Company's net sales were below seasonal norms during the fourth quarter, as a result of merchandise delivery delays due to receiving or distribution problems, the Company's operating results, particularly operating and net income, could be adversely affected. Quarterly results can be affected by the timing and strength of new releases, the timing of holidays, new store openings and the sales performance of existing stores.

DISTRIBUTION AND MERCHANDISE OPERATIONS

The Company's two distribution facilities use automated and computerized systems designed to manage merchandise receipt, storage and shipment. Store inventories of regular merchandise are replenished using daily sales information that is transmitted to the Company's central computer system from each store after the close of the business day. Shipments from the distribution facilities to the Company's stores are made at least once a week and currently provide approximately 75% of all merchandise requirements. The balance of the stores' requirements is satisfied through direct shipments from manufacturers.

Company-owned trucks service approximately 230 of the Company's stores. The remaining stores are serviced by several common carriers chosen on the basis of geography and rate considerations. The Company's sales volume and centralized merchandise distribution facilities enable them to take advantage of transportation economies.

The Company believes that its existing distribution centers are adequate to meet the Company's planned business needs.

SUPPLIERS AND PURCHASING

The Company purchases inventory from approximately 785 suppliers. Approximately 65% of purchases in fiscal 2001 were made from five suppliers: WEA (Warner/Electra/Atlantic Corp.), Sony Music, Universal Distribution, BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution). As is typical in this industry, the Company does not have material long-term purchase contracts and deals with its suppliers principally on an order-by-order basis. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply.

The Company produces its own store fixtures for its stores at a facility located in Johnstown, New York. The Company believes that its costs of production are lower than purchasing from an outside manufacturer.

TRADE CUSTOMS AND PRACTICES

Under current trade practices with the five largest suppliers, retailers of compact discs and prerecorded audio cassettes are entitled to return merchandise they have purchased for other titles carried by the suppliers. This return practice permits the Company to carry a wider selection of music titles and reduces the risk of inventory obsolescence. Four of these five suppliers charge a related merchandise return penalty. Most manufacturers and distributors of prerecorded video offer return privileges comparable to those of prerecorded music, but they typically do not charge a return penalty. Merchandise return policies have not changed significantly during the past five years. Historically, the Company generally has adapted its purchasing policies to changes in the policies of its suppliers.

EMPLOYEES

As of February 2, 2002, the Company employed approximately 9,700 associates, of whom 4,000 were employed on a full-time basis. All other associates were employed on a part-time or temporary basis. The Company hires seasonal sales associates during peak seasons to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees. Increases in the minimum wage have had an effect on the Company's compensation expense in recent years. Management believes future increases in the minimum wage will not have a material effect on the Company's results of operations and financial condition.

RETAIL INFORMATION SYSTEMS

The Company's management information systems provide daily information on the Company's sales, inventory and gross margin by store and by SKU. These systems process accounting, payroll, telecommunications and operating information and allow management to compare current performance to historical performance and Company goals. They include enhanced inventory management functions such as merchandise receiving and returns. Management believes that the systems the Company has developed contribute to continued customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators. The Company continually assesses its information system needs to increase efficiency, improve decision-making and support growth. During the year, the Company installed a broadband communication network in the stores, facilitating more efficient information exchange between the stores, corporate offices and field management and providing streamlined checkout procedures, as well as the ability to handle digital distribution.

ITEM 2. PROPERTIES

RETAIL STORES

At February 2, 2002, the Company operated 902 retail locations. All of the Company's retail stores are under operating leases with various terms and options. Substantially all of the stores provide for payment of fixed monthly rentals and operating expenses for maintenance, property taxes, insurance and utilities. Some also provide for a percentage of gross receipts of the store in excess of specified sales levels. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of February 2, 2002:

                                         # OF                                         # OF
                 YEAR                   LEASES                  YEAR                 LEASES
                 ----                   ------                  ----                 ------
                 2002                     164                   2006                   48

                 2003                     140                   2007                   67

                 2004                     168                   2008                   77

                 2005                      84          2009 & Beyond                  154

The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations.

CORPORATE OFFICES AND DISTRIBUTION CENTER FACILITIES

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chief Executive Officer under three capital leases that extend through the year 2015. All three leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. Under such leases, the Company pays all property taxes, insurance and maintenance. The office portion of the facility is comprised of approximately 40,300 square feet. The distribution center portion is comprised of approximately 128,100 square feet. The Company also owns a 236,600 square foot distribution center and 59,200 square feet of commercial office space in North Canton, Ohio.

The Company leases an 82,000 square foot facility in Johnstown, New York, where it manufactures its store fixtures. The operating lease expires in December 2003. The Company also leases 20,700 square feet of commercial office space in Albany, New York. The operating lease expires in November of 2002.

ITEM 3. LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS"), in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot, a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of February 2, 2002 and February 3, 2001. The Company filed an appeal in response to the decision. On October 30, 2001, the Company's appeal was heard by the United States Third Circuit Court of Appeals, and a decision is pending.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major music distributors and two other specialty retailers in the United States District Court for the Southern District of New York ("AG's suit"). The complaint has been subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to the United States District Court in Maine pursuant to Multidistrict Litigation Rules. The AG's suit alleges that the distributors and retailers conspired to violate certain anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the distributors. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties.

Following the service of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class Actions have been consolidated along with the AG's suit in the United States District Court in Maine. It is management's belief that the lawsuits are without merit and the Company will ultimately prevail in this regard.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION. The Company's Common Stock trades on The NASDAQ Stock Market under the symbol "TWMC." As of February 2, 2002, there were approximately 900 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2000 through April 26, 2002.

                                                         CLOSING
                                                          SALES
                                                          PRICES

                                                  High         Low
                              2001
                   1st Quarter                   $ 9.88       $8.02
                   2nd Quarter                   $ 9.51       $7.13
                   3rd Quarter                   $ 8.80       $7.51
                   4th Quarter                   $ 8.49       $6.99

                              2000
                   1st Quarter                   $10.69       $9.25
                   2nd Quarter                    12.88        9.50
                   3rd Quarter                    12.06        7.63
                   4th Quarter                    10.19        7.44

                             2002                $ 9.25       $7.28
                   1st Quarter (through
                    April 26, 2002)

On April 26, 2002, the last reported sale price on the Common Stock on the NASDAQ National Market was $8.35.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information of the Company and gives retroactive effect to the acquisition of Camelot for the periods subsequent to its "fresh-start reporting" on January 31, 1998, upon its reemergence from bankruptcy. The acquisition was accounted for using the pooling-of-interests method of accounting. The selected income statement and balance sheet data for the five fiscal years ended February 2, 2002 set forth below are derived from the audited consolidated financial statements of the Company. Each fiscal year of the Company consisted of 52 weeks, except the fiscal year ended February 3, 2001, which consisted of 53 weeks. All share and per share amounts have been adjusted for stock splits. The information is only a summary and should be read in conjunction with the Company's audited consolidated financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 FISCAL YEAR ENDED
                                           -------------------------------------------------------------------
                                            FEBRUARY 2,   FEBRUARY 3,  JANUARY 29,  JANUARY 30,  JANUARY 31,
                                               2002          2001         2000         1999         1998
                                           -------------------------------------------------------------------
                                                   (in thousands, except per share and store data)
      INCOME STATEMENT DATA:
      Sales                                    $1,388,032   $1,414,589   $1,358,132   $1,282,385     $571,314
      Cost of sales                               935,256      917,354      858,588      796,311      361,422
                                           -------------------------------------------------------------------
      Gross profit                                452,776      497,235      499,544      486,074      209,892
      Selling, general and
        administrative expenses                   422,737      416,990      371,998      372,886      170,834
      Camelot merger-related costs (1)                 --           --       25,473           --           --
      Asset impairment charge and
         restructuring charge
         (reversal), net (2)                           --           --           --        1,537           --
                                           -------------------------------------------------------------------
      Income from operations                       30,039       80,245      102,073      111,651       39,058
      Interest expense                              2,477        3,128        3,496        4,989        5,148
      Other expenses (income), net                 (2,120)      (6,543)      (4,086)      (2,221)        (153)
                                           -------------------------------------------------------------------
      Income before income taxes                   29,682       83,660      102,663      108,883       34,063
      Income tax expense                           12,891       43,510       41,270       47,873       13,489
                                           -------------------------------------------------------------------
      Net income                               $   16,791   $   40,150   $   61,393   $   61,010     $ 20,574
                                           ===================================================================
      Basic earnings per share                 $     0.40   $     0.84   $     1.17   $     1.19     $   0.70
                                           ===================================================================
      Weighted average number
        of shares outstanding  - basic             41,938       47,597       52,457       51,105       29,483
                                           ===================================================================
      Diluted earnings per share               $     0.39   $     0.83   $     1.15   $     1.14     $   0.66
                                           ===================================================================
      Weighted average number
         of shares outstanding - diluted           42,553       48,498       53,354       53,530       31,032
                                           ===================================================================

      BALANCE SHEET DATA: (AT THE END OF THE PERIOD)
      Working  capital                         $  228,982   $  244,716   $  303,562   $  274,535     $ 88,974
      Total  assets                               935,418    1,002,002      956,410      798,610      374,019
      Current portion of
        long-term obligations                       4,711        5,702        5,311        4,802           99
      Long-term obligations                         9,500       13,767       19,461       36,065       41,409
      Shareholders' equity                        448,066      448,822      494,173      432,376      124,522

      OPERATING DATA:
      Store count (open at end of period):
           Mall stores                                686          755          723          741          340
           Freestanding stores                        216          229          244          247          199
                                           -------------------------------------------------------------------
           Total stores                               902          984          967          988          539

      Comparable store sales increase/(decrease)(3)  -2.7%         0.2%         2.0%         3.7%        10.2%
      Total square footage (in thousands)           5,076        5,322        4,913        4,693        2,442

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to revenue recognition, merchandise inventory and return costs, useful lives of fixed assets, the value of long-lived assets and goodwill, store opening and closing costs, and provision for income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the notes to the consolidated financial statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or complexity:

REVENUE RECOGNITION: The Company's revenue is primarily from retail sales of merchandise comprised of prerecorded music (including compact discs and audio cassettes), video (including DVD and prerecorded videocassettes), video games and other complementary products (including electronics, accessories, blank tapes and CD-Rs). Revenue is recognized at the point of sale to the consumer, at which time payment is tendered. There are no provisions for uncollectible amounts since payment is received at the time of sale. Reductions of revenue for returns by customers are generally provided at the point of return due to infrequency and occurrence within short intervals of the sale and immateriality to the financial statements.

MERCHANDISE INVENTORY AND RETURN COSTS: Inventory is stated at the lower of cost or market as determined by the average cost method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records actual and estimated merchandise return charges in cost of sales.

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

The Company records software developed for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, software developed internally for the use by the Company is capitalized only during the application development stage and only certain costs are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS: Fixed assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows.

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

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management's estimates of realizability.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items as a percentage of sales:

                                                                Fiscal Year Ended
                                                   --------------------------------------
                                                    February 2,  February 3,  January 29,
                                                       2002         2001         2000
                                                   --------------------------------------
      Sales                                              100.0%      100.0%       100.0%
      Gross profit                                        32.6%       35.2%        36.8%
      Selling, general and
        administrative expenses                           30.5%       29.5%        27.4%
      Camelot merger-related costs                          --          --          1.9%
                                                   --------------------------------------
      Income from operations                               2.1%        5.7%         7.5%
      Interest expense                                     0.2%        0.2%         0.3%
      Other expenses (income), net                        (0.2)%      (0.4)%       (0.3)%
                                                   --------------------------------------
      Income before income taxes                           2.1%        5.9%         7.5%
      Income tax expense                                   0.9%        3.1%         3.0%
                                                   --------------------------------------

      Net income                                           1.2%        2.8%         4.5%
                                                   ======================================

      Change in comparable store sales                    -2.7%        0.2%         2.0%
                                                   ======================================

                   FISCAL YEAR ENDED FEBRUARY 2, 2002 ("2001")
             COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 2001 ("2000")

SALES. The Company's sales decreased $26.6 million, or 1.9%, from 2000. Comparisons of 2001 and 2000 are affected by an additional week of results in the 2000 reporting year. Because the Company's year ends on the Saturday nearest to January 31, a fifty-third week is added every five or six years. The decrease was attributable to a decrease in the number of weeks in the fiscal year, as the fifty-third week in 2000 increased sales by an estimated $23.7 million. The decrease was also attributable to a comparable store sales decrease of 2.7% and a decrease of approximately 246,000 square feet of retail selling space through the closing of 101 stores, which was partially offset by the opening of 35 stores, 16 of which were relocations of already existing stores.

For 2001, comparable store sales decreased 3.8% for mall stores and increased 0.9% for freestanding stores. By merchandise category, comparable store sales decreased 12.7% in music, increased 35.3% in video, increased 75.9% in video games and increased 11.8% in other merchandise categories. The increase in comparable sales for video was driven by DVD sales and the increase in comparable sales for other merchandise categories was driven by electronics sales. The decrease in music sales reflected the impact of an industrywide decrease in CD sales.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 32.6% in 2001 from 35.2% in 2000 primarily as a result of declining sales in the higher margin music categories, increased sales in the lower margin DVD and video games categories, and increased promotional pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A, as a percentage of sales, increased to 30.5% in 2001 from 29.5% in 2000. The increase can be attributed to increased spending on strategic initiatives including the unified branding of mall stores and e-commerce development. Total spending included in SG&A for the initiatives was $15.9 million. The Company plans to spend an additional $7.4 million in 2002.

INTEREST EXPENSE. Interest expense decreased to $2.5 million in 2001 from $3.1 million in 2000 due to lower interest rates on outstanding borrowings.

OTHER EXPENSES (INCOME), NET. Other income, net decreased to $2.1 million in 2001 from $6.5 million in 2000. The decrease was due to lower interest income from lower average cash balances during the year and lower interest rates on invested balances.

INCOME TAX EXPENSE. The effective income tax rate was 43.4% in 2001, as compared to 52.0% in 2000. Included in income tax expense for 2000 was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses related to corporate-owned life insurance policies held by Camelot. Excluding the charge, the Company's effective tax rate was 38.9% in 2000. The effective income tax rate for 2001 was impacted by an increase in the valuation allowance for deferred taxes related to losses on investments and a decrease in the Company's income before income taxes. See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective income tax rate.

NET INCOME. In 2001, the Company's net income decreased to $16.8 million, compared to a net income of $40.2 million in 2000. The decrease in net income is attributable to lower gross margins and higher SG&A expenses.

The fifty-third week in 2000 increased operating income by an estimated $4.0 million and net income by an estimated $2.5 million, or $0.05 per share.

                   FISCAL YEAR ENDED FEBRUARY 3, 2001 ("2000")
             COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2000 ("1999")

SALES. The Company's sales increased $56.5 million, or 4.2%, from 1999. Comparisons of 2000 and 1999 are affected by an additional week of results in the 2000 reporting year. Because the Company's year ends on the Saturday nearest to January 31, a fifty-third week is added every five or six years. The increase was attributable to a increase in the number of weeks in the fiscal year, as the fifty-third week in 2000 increased sales by an estimated $23.7 million. The increase was also attributable to a comparable store sales increase of 0.2% and the addition of approximately 409,000 square feet of retail selling space through the opening of 12 stores, acquisition of 112 stores (purchase of retail assets from Wax Works, Inc., a privately-held music and video retailer) and relocation of 36 stores, which was partially offset by the closing of 107 stores.

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

INCOME TAX EXPENSE. The effective income tax rate was 52.0% in 2000. Included in income tax expense was an $11.0 million charge, which resulted from a court decision disallowing the deduction of interest expenses related to corporate-owned life insurance policies held by Camelot. Excluding the charge, the Company's effective tax rate was 38.9% in 2000. See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of the statutory tax rate to the Company's effective income tax rate.

NET INCOME. In 2000, the Company's net income decreased to $40.2 million, compared to a net income of $61.4 million in 1999. The decrease in net income is attributable to lower gross margins, higher SG&A expenses and the increase in income tax expense related to the court decision on corporate-owned life insurance policies.

The fifty-third week in 2000 increased operating income by an estimated $4.0 million and net income by an estimated $2.5 million, or $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of working capital are cash flows provided by operations and borrowing capacity under its revolving credit facility. The Company ended fiscal 2001 with cash balances of approximately $254.9 million, compared to $265.1 million at the end of 2000.

Cash provided by operating activities decreased $95.4 million to $72.6 million in 2001, compared to $168.0 million in 2000. The decrease was due to lower net income in 2001 versus 2000 and a reduction in accounts payable of $51.3 million in 2001 versus an increase in accounts payable of $74.5 million in 2000. The decrease in accounts payable was due to a decrease in inventory of $66.7 million. Accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory) increased to 92.6% as of February 2, 2002 compared with 90.4% as of February 3, 2001.

Cash used in investing activities was $57.8 million in 2001, as compared to $92.7 million in 2000. In 2001, the primary use of cash was $51.1 million for the acquisition of fixed assets. In 2000, the primary uses of cash were $56.5 million for acquisitions, primarily relating to the acquired Disc Jockey stores, and $32.8 million for the acquisition of fixed assets.

Cash used in financing activities was $24.9 million in 2001, as compared to $90.2 million in 2000. In 2001 and 2000, the primary use of cash was $20.2 million and $85.7 million, respectively, to repurchase outstanding shares of the Company's common stock under programs authorized by the Board of Directors. As of February 2, 2002, the Company had purchased approximately 12.8 million shares of the 15.0 million shares authorized by the Board of Directors under three separate programs of 5.0 million shares each.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter at the discretion of both parties. Interest expense decreased to $2.5 million in 2001 from $3.1 million in 2000. As of February 2, 2002 and February 3, 2001, the Company did not have any borrowings outstanding under the facility, and $100 million was available.

The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant.

CAPITAL EXPENDITURES. The majority of the Company's capital expenditures are for new stores and the relocation of existing stores. The Company typically finances its capital expenditures through cash generated from operations. The Company may also receive financing from landlords in the form of construction allowances or rent concessions. Total capital expenditures were approximately $51.1 million in 2001, including $22.3 million for the Company's eWorks and rebranding initiatives.

In fiscal 2002, the Company plans to spend approximately $60.0 million, net of construction allowances, for additions to fixed assets, including $35.0 million for the eWorks initiative.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS. The following table summarizes the Company's contractual obligations at February 2, 2002, and the effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands).

        CONTRACTUAL                                     2003 -       2005 -     2007 AND
        OBLIGATION                         2002          2004         2006       BEYOND      TOTAL
        --------------------------------------------------------------------------------------------
        OPERATING LEASE OBLIGATIONS       110,183       211,811     153,223      197,145    672,362
        CAPITAL LEASE OBLIGATIONS(1)        6,512         5,061       3,673       15,374     30,620
                                      ---------------------------------------------------------------
        TOTAL                             116,695       216,872     156,896      212,519    702,982
                                      ===============================================================

        (1)  Includes $16.4 million in interest.

SEASONALITY. The Company's business is highly seasonal, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 11 of the Notes to Consolidated Financial Statements for quarterly financial highlights.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective February 3, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life and acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Under SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the second quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by the end of the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of February 3, 2002. The Company will then have up to six months from February 3, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $40.9 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.9 million and $2.3 million for the years ended February 2, 2002 and February 3, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation that results from the acquisition, construction, development and (or) normal use of the assets as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made. The standard also requires the Company to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for the quarter ending May 3, 2003. The Company is currently assessing SFAS No. 143 and the impact that adoption will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 for the quarter ending May 3, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the Company's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2002.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2002.

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

                                           TRANS WORLD ENTERTAINMENT CORPORATION

Date:  May 3, 2002                                    By: /s/ ROBERT J. HIGGINS
                                                          ----------------------
                                           Robert J. Higgins, Chairman and Chief
                                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                      TITLE                DATE
/s/ ROBERT J. HIGGINS       Chairman and Chief Executive    May 3, 2002
---------------------       Officer (Principal
(Robert J. Higgins)         Executive Officer)

/s/ JOHN J. SULLIVAN        Executive Vice President,       May 3, 2002
--------------------        Treasurer and Chief
(John J. Sullivan)          Financial Officer (Principal
                            Financial and Chief
                            Accounting Officer)

/s/ MICHAEL B. SOLOW        Secretary and Director          May 3, 2002
-----------------------
(Michael B. Solow)

/s/ GEORGE W. DOUGAN        Director                        May 3, 2002
--------------------
(George W. Dougan)

/s/ ISAAC KAUFMAN           Director                        May 3, 2002
-----------------
(Isaac Kaufman)

/s/ DEAN S. ADLER           Director                        May 3, 2002
-----------------
(Dean S. Adler)

/s/ DR. JOSEPH G. MORONE    Director                        May 3, 2002
-----------------------
(Dr. Joseph G. Morone)

/s/ MARTIN E. HANAKA        Director                        May 3, 2002
--------------------
(Martin E. Hanaka)

                      TRANS WORLD ENTERTAINMENT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Form 10-K
                                                                                               Page No.
Independent Auditors' Report                                                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets at February 2, 2002 and February 3, 2001                            F-3

 Consolidated Statements of Income - Fiscal years ended
  February 2, 2002, February 3, 2001, and January 29, 2000                                       F-4

 Consolidated Statements of Shareholders' Equity - Fiscal years ended
  February 2, 2002, February 3, 2001, and January 29, 2000                                       F-5

 Consolidated Statements of Cash Flows - Fiscal years ended
  February 2, 2002, February 3, 2001, and January 29, 2000                                       F-6

 Notes to Consolidated Financial Statements                                                      F-7

REPORT OF KPMG LLP
INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                          /s/ KPMG LLP

Albany, New York
March 14, 2002

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          FEBRUARY 2,    FEBRUARY 3,
                                                                             2002           2001
                                                                         ----------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $   254,943    $   265,084
 Accounts receivable                                                            8,244          8,726
 Merchandise inventory                                                        409,067        475,747
 Prepaid expenses and other                                                     6,780          5,771
                                                                         ----------------------------
      Total current assets                                                    679,034        755,328
                                                                         ----------------------------

FIXED ASSETS, net                                                             160,430        152,741

DEFERRED TAX ASSET                                                             32,977         34,317
GOODWILL                                                                       40,914         43,773
OTHER ASSETS                                                                   22,063         15,843
                                                                         ----------------------------
      TOTAL ASSETS                                                        $   935,418    $ 1,002,002
                                                                         ============================

LIABILITIES
CURRENT LIABILITIES:
 Accounts payable                                                         $   378,902    $   430,185
 Income taxes payable                                                          26,003         28,114
 Accrued expenses and other                                                    34,276         37,380
 Deferred taxes                                                                 6,160          9,231
 Current portion of capital lease obligations                                   4,711          5,702
                                                                         ----------------------------
      Total current liabilities                                               450,052        510,612

CAPITAL LEASE OBLIGATIONS, less current portion                                 9,500         13,767
OTHER LIABILITIES                                                              27,800         28,801
                                                                         ----------------------------
      TOTAL LIABILITIES                                                       487,352        553,180
                                                                         ----------------------------

SHAREHOLDERS' EQUITY
 Preferred stock  ($0.01 par value; 5,000,000 shares authorized;
  none issued)                                                                     --             --
 Common stock ($0.01 par value; 200,000,000 shares authorized;
  53,929,348 shares and 53,676,756 shares issued in
  2001 and 2000, respectively)                                                    539            537
 Additional paid-in capital                                                   286,767        285,292
 Unearned compensation - restricted stock                                        (280)            (6)
 Treasury stock at cost (12,884,752 and 10,568,432 shares in
  2001 and 2000, respectively)                                               (117,811)       (97,579)
 Accumulated other comprehensive loss                                              --         (1,482)
 Retained earnings                                                            278,851        262,060
                                                                         ----------------------------
      TOTAL SHAREHOLDERS' EQUITY                                              448,066        448,822
                                                                         ----------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   935,418    $ 1,002,002
                                                                         ============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FISCAL YEAR ENDED
                                                                        FEBRUARY 2,    FEBRUARY 3,    JANUARY 29,
                                                                           2002           2001           2000
                                                                       -------------------------------------------
Sales                                                                   $ 1,388,032    $ 1,414,589    $ 1,358,132
Cost of sales                                                               935,256        917,354        858,588
                                                                       -------------------------------------------
Gross profit                                                                452,776        497,235        499,544
Selling, general and administrative expenses                                422,737        416,990        371,998
Camelot merger-related costs, net                                               ---            ---         25,473
                                                                       -------------------------------------------
Income from operations                                                       30,039         80,245        102,073
Interest expense                                                              2,477          3,128          3,496
Other expense (income), net                                                  (2,120)        (6,543)        (4,086)
                                                                       -------------------------------------------
Income before income taxes                                                   29,682         83,660        102,663
Income tax expense                                                           12,891         43,510         41,270
                                                                       -------------------------------------------
NET INCOME                                                              $    16,791    $    40,150    $    61,393
                                                                       ===========================================

BASIC EARNINGS PER SHARE                                                $      0.40    $      0.84    $      1.17
                                                                       ===========================================

Weighted average number of common shares outstanding - basic                 41,938         47,597         52,457
                                                                       ===========================================

DILUTED EARNINGS PER SHARE                                              $      0.39    $      0.83    $      1.15
                                                                       ===========================================

Weighted average number of common shares outstanding - diluted               42,553         48,498         53,354
                                                                       ===========================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           UNEARNED                ACCUM.
                                                             ADDITIONAL  COMPENSATION              OTHER
                                           COMMON    STOCK    PAID IN       STOCK      TREASURY    COMP.    RETAINED SHAREHOLDERS'
                                           SHARES    AMOUNT   CAPITAL       PLANS       STOCK       LOSS    EARNINGS    EQUITY
                                           ------    ------   -------       -----       -----       ----    --------    ------
Balance as of January 30, 1999               52,182  $  522  $  271,805       $   (78) $    (390)      --  $ 160,517     $ 432,376
Issuance of treasury stock under
 incentive stock programs                        --      --           9            --          4       --         --            13
Repurchase of shares of treasury stock           --      --          --            --    (11,469)      --         --       (11,469)
Issuance of restricted stock under
 incentive stock programs                        30      --         336          (336)        --       --         --            --
Amortization of unearned
 compensation - restricted stock                 --      --          --            66         --       --         --            66
Issuance of director stock options               --      --          64            --         --       --         --            64
Exercise of stock options and related tax
 benefit                                      1,214      12      11,718            --         --       --         --        11,730
Net Income                                       --      --          --            --         --       --     61,393        61,393
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 29, 2000               53,426  $  534  $  283,932       $  (348) $ (11,855)      --  $ 221,910     $ 494,173
Comprehensive income:
  Net Income                                     --      --          --            --         --       --     40,150
  Unrealized loss on available for sale          --      --          --            --         --   (1,482)        --
securities
  Total comprehensive income                                                                                                38,668
Issuance of treasury stock under
 incentive stock programs                        --      --           6            --          4       --         --            10
Repurchase of shares of treasury stock           --      --          --            --    (85,728)      --         --       (85,728)
Forfeiture of unearned compensation -
  restricted stock                              (30)     --        (335)          335         --       --         --            --
Amortization of unearned
  compensation - restricted stock                --      --          --             7         --       --         --             7
Issuance of director stock options               --      --         284            --         --       --         --           284
Exercise of stock options and related tax       281       3       1,405            --         --       --         --         1,408
  benefit
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of February 3, 2001               53,677  $  537  $  285,292       $    (6) $ (97,579) $(1,482) $ 262,060     $ 448,822
Comprehensive income:
  Net Income                                     --      --          --            --         --       --     16,791
  Unrealized loss on available for sale
   securities                                    --      --          --            --         --     (518)        --
  Reclassification adjustment for
   realized loss on  available for sale
   securities included in net
   income for the period                         --      --          --            --         --    2,000         --
  Total comprehensive income                                                                                                18,273
Issuance of treasury stock under
 incentive stock programs                        --      --           4            --          4       --         --             8
Repurchase of shares of treasury stock           --      --          --            --    (20,236)      --         --       (20,236)
Issuance of restricted stock under
 incentive stock programs                        70      --         607          (607)        --       --         --            --
Forfeiture of unearned compensation -
 restricted stock                               (25)     --        (205)          205         --       --         --            --
Amortization of unearned
 compensation - restricted stock                 --      --          --           128         --       --         --           128
Issuance of director stock options               --      --         150            --         --       --         --           150
Exercise of stock options and related tax
 benefit                                        207       2         919            --         --       --         --           921
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of February 2, 2002               53,929  $  539  $  286,767       $  (280) $(117,811)      --  $ 278,851     $ 448,066
===================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             FISCAL YEAR ENDED
                                                                             --------------------------------------------
                                                                                FEBRUARY 2,      FEBRUARY 3,  JANUARY 29,
                                                                                   2002             2001          2000
                                                                             --------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                        $   16,791    $   40,150    $   61,393
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                        42,335        38,433        37,709
 Amortization of lease valuations, net                                                  (543)         (712)       (2,765)
 Loss on impairment from fixed assets                                                     --            --         6,649
 Stock compensation programs                                                             286           301           143
 Loss on disposal of assets                                                            3,720         2,546         3,670
 Write-off of investment in unconsolidated affiliate                                      --         2,100            --
 Realized loss on available for sale securities                                        2,000            --            --
 Deferred tax expense (benefit)                                                       (1,731)       (3,124)        8,251
Changes in operating assets and liabilities, net of effects of acquisitions:
 Accounts receivable                                                                     482        (2,753)         (173)
 Merchandise inventory                                                                66,680        (7,766)      (11,285)
 Prepaid expenses and other                                                           (1,009)         (230)        4,179
 Other assets                                                                         (1,765)           45        (1,272)
 Accounts payable                                                                    (51,283)       74,525       132,658
 Income taxes payable                                                                 (1,770)        6,777        (6,261)
 Accrued expenses and other                                                           (3,104)        4,612       (18,766)
 Other liabilities                                                                     1,461        13,024        (1,996)
                                                                             --------------------------------------------
Net cash provided by operating activities                                             72,550       167,928       212,134
                                                                             --------------------------------------------

INVESTING ACTIVITIES:
 Purchases of fixed assets                                                           (51,056)      (32,782)      (51,234)
 Proceeds from sales of fixed assets                                                     171            --            --
 Acquisition of businesses, net of cash acquired                                          --       (56,539)           --
 Purchase of investments in unconsolidated affiliates                                 (7,481)       (1,453)       (2,100)
 Purchase of available for sale securities                                                --        (2,000)           --
 Disposal of videocassette rental inventory, net of purchases                            589            98            23
                                                                             --------------------------------------------
Net cash used by investing activities                                                (57,777)      (92,676)      (53,311)
                                                                             --------------------------------------------

FINANCING ACTIVITIES:
 Payments of long-term debt and financing fees                                            --            --       (22,000)
 Payments of capital lease obligations                                                (5,258)       (5,303)       (4,036)
 Proceeds from capital leases                                                             --            --         9,941
 Payments for purchases of treasury stock                                            (20,236)      (85,728)      (11,469)
 Exercise of stock options                                                               580           837         9,356
                                                                             --------------------------------------------
Net cash used by financing activities                                                (24,914)      (90,194)      (18,208)
                                                                             --------------------------------------------

Net (decrease) increase in cash and cash equivalents                                 (10,141)      (14,942)      140,615
Cash and cash equivalents, beginning of year                                         265,084       280,026       139,411
                                                                             --------------------------------------------
Cash and cash equivalents, end of year                                            $  254,943    $  265,084    $  280,026
                                                                             ============================================
Supplemental disclosure of non-cash investing and financing activities:
 Issuance of treasury stock under incentive stock programs                        $        8    $       10    $       13
 Issuance of restricted shares under restricted stock plan                               402            --           336
 Income tax benefit resulting from exercises of stock options                            341           571         2,374

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Trans World Entertainment Corporation is one of the largest specialty retailers of prerecorded music, videos and related products in the United States. The Company operates a chain of retail entertainment stores and an e-commerce site, fye.com, in a single industry segment. At February 2, 2002, the Company operated 902 stores totaling approximately 5.1 million square feet in 46 states, the District of Columbia, Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the eastern half of the United States. The Company's business is seasonal in nature, with the peak selling period being the Christmas holiday season in the Company's fourth fiscal quarter.

BASIS OF PRESENTATION: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. ("Record Town"), and Record Town's subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates have been recorded on the cost basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On April 22, 1999, the Company merged with Camelot Music Holdings, Inc. ("Camelot"). The transaction was accounted for as a pooling-of-interests. Accordingly, 1999 consolidated financial statements have been restated to include combined results of operations, financial position and cash flows of Camelot as though it had been a part of the Company since Camelot's adoption of "fresh-start" accounting on January 31, 1998.

ITEMS AFFECTING COMPARABILITY: The Company's fiscal year is a 52 or 53-week period ending on the Saturday nearest to January 31. Fiscal 2001, 2000, and 1999 ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively, and each fiscal year consisted of 52 weeks, except for fiscal year 2000, which consisted of 53 weeks. The fifty-third week in 2000 increased sales by an estimated $23.7 million, operating income by an estimated $4.0 million and net income by an estimated $2.5 million, or $0.05 per share.

REVENUE RECOGNITION: The Company's revenue is primarily from retail sales of merchandise comprised of prerecorded music (including compact discs and audio cassettes), video (including DVD and prerecorded videocassettes), video games and other complementary products (including electronics, accessories, blank tapes and CD-Rs). Revenue is recognized at the point of sale to the consumer, at which time payment is tendered. There are no provisions for uncollectible amounts since payment is received at the time of sale. Reductions of revenue for returns by customers are generally provided at the point of return due to infrequency and occurrence within short intervals of the sale and immateriality to the financial statements.

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

CONCENTRATION OF BUSINESS RISKS: The Company purchases inventory for its stores from approximately 785 suppliers, with approximately 65% of purchases being made from five suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company's advertising programs.

MERCHANDISE INVENTORY AND RETURN COSTS: Inventory is stated at the lower of cost or market as determined by the average cost method. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records actual and estimated merchandise return charges in cost of sales.

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

The Company records software developed for internal use in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, software developed internally for the use by the Company is capitalized only during the application development stage and only certain costs are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS: Fixed assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. During fiscal 1999, the Company recorded an impairment loss of $6.7 million as part of the Camelot merger charge for the write-down of certain fixed assets acquired in the merger.

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

ADVERTISING COSTS: The costs of advertising are expensed in the first period in which such advertising takes place. Total advertising expense was $25.6 million, $22.3 million, and $18.8 million in fiscal 2001, 2000, and 1999, respectively.

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

GIFT CERTIFICATES: The Company offers gift certificates for sale in the form of gift cards. A deferred income account, which is included in accrued expenses and other in the consolidated balance sheet, is established for gift cards issued. When gift cards are redeemed at the store level, revenue is recorded.

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management's estimates of realizability.

COMPREHENSIVE INCOME: The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Comprehensive income for 2001 and 2000 consists of net income and net unrealized losses on available for sale securities and is presented in the Consolidated Statements of Shareholders' Equity. During 1999, the Company did not have other items of comprehensive income as defined by SFAS No. 130, and accordingly, comprehensive income is equal to net income.

STOCK-BASED COMPENSATION: The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25", in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

As of February 2, 2002 the amortized cost, gross unrealized loss and fair value of the Company's available for sale securities was $0. As of February 3, 2001, the amortized cost, gross unrealized loss and fair value of the Company's available for sale securities was $2.0 million, ($1.5 million) and $0.5 million, respectively. Gross realized losses recognized during fiscal 2001, 2000 and 1999 were $2.0 million, $0 and $0, respectively.

EARNINGS PER SHARE: The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". This standard requires the Company to disclose basic earnings per share and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's Stock Option Plans (see Note 8). As required by SFAS No. 128, all outstanding common stock options were included even though their exercise may be contingent upon vesting. Weighted average shares are calculated as follows:

                                                                                     Fiscal Year
                                                               -----------------------------------------------------
                                                                    2001                 2000                1999
                                                               --------------       --------------      ------------
Weighted average common shares outstanding - basic                    41,938               47,597            52,457
Dilutive effect of employee stock options                                615                  901               897
                                                               --------------       --------------      ------------
Weighted average common shares outstanding - diluted                  42,553               48,498            53,354
                                                               ==============       ==============      ============

Antidilutive stock options                                             4,355                3,232             1,707
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective February 3, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life and acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Under SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the second quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by the end of the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of February 3, 2002. The Company will then have up to six months from February 3, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $40.9 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.9 million and $2.3 million for the years ended February 2, 2002 and February 3, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation that results from the acquisition, construction, development and (or) normal use of the assets as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made. The standard also requires the Company to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for the quarter ending May 3, 2003. The Company is currently assessing SFAS No. 143 and the impact that adoption will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 for the quarter ending May 3, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

NOTE 2.  BUSINESS COMBINATIONS

On October 30, 2000, the Company acquired certain assets and assumed certain liabilities and operating lease commitments of 112 stores from Wax Works, Inc., a privately-held music and video retailer. The stores are located primarily in mall locations throughout the Midwest and southern United States. The acquisition was accounted for using the purchase method of accounting. The Company paid $49.8 million, net of cash acquired, for the assets, including merchandise inventory, fixed assets, leasehold interests and other related current assets. The Company recognized approximately $10.2 million in goodwill related to the acquisition. The goodwill is being amortized on a straight-line basis over a 15-year period.

On August 11, 2000, the Company acquired a majority interest in SecondSpin.com for $4.2 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting. SecondSpin.com operates on-line and in store marketplaces for buying and selling of used CDs, videos and DVDs. SecondSpin.com operates six stores in California and Colorado. In addition, the Company provided SecondSpin.com $2.5 million in the form of convertible debt to repay long-term obligations under a recapitalization agreement with the other shareholders of SecondSpin.com. The Company recognized approximately $4.4 million in goodwill related to the acquisition. The goodwill is being amortized on a straight-line basis over a 10-year period.

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

During 2001, 2000, and 1999, total amortization related to goodwill was $2.9 million, $2.3 million, and $2.4 million, respectively.

NOTE 3. FIXED ASSETS

                                                                                       February 2,     February 3,
                                                                                           2002            2001
                                                                                      -------------------------------
Buildings                                                                                  $  18,926       $  18,926
Fixtures and equipment                                                                       215,792         189,186
Leasehold improvements                                                                       119,024         111,057
                                                                                      -------------------------------
                                                                                             353,742         319,169
Allowances for depreciation and amortization                                                (193,312)       (166,428)
                                                                                      -------------------------------
                                                                                           $ 160,430       $ 152,741
                                                                                      ===============================

Depreciation and amortization expense related to the Company's distribution center facility and equipment of $1.6 million in fiscal 2001, 2000, and 1999, respectively, is included in cost of sales. All other depreciation and amortization of fixed assets is included in selling, general and administrative expenses. Depreciation and amortization of fixed assets is included in the condensed consolidated statements of income as follows:

                                                                                         Fiscal Year
                                                                        ----------------------------------------------
                                                                            2001            2000            1999
                                                                        ----------------------------------------------
                                                                                       (IN THOUSANDS)
Cost of sales                                                              $   1,637     $   1,637      $   1,612
                                                                        ==============================================
Selling, general and administrative expenses                               $  37,839     $  34,567      $  33,732
                                                                        ==============================================

NOTE 4.  DEBT

The Company's $100.0 million secured revolving credit facility with Congress Financial Corporation expires in July 2003, and automatically renews on a year-to-year basis thereafter at the discretion of both parties. The facility bears interest at the prime interest rate or the Eurodollar interest rate plus 1.75% (3.53% at February 2, 2002), and is collateralized by the Company's inventory allowing the Company to borrow up to 65% of its eligible merchandise inventory to a maximum of $100.0 million.

During fiscal 2001, 2000, and 1999, the highest aggregate balances outstanding under the current and previous revolving credit facilities were $12.2 million, $12.5 million, and $3.3 million, respectively. The weighted average interest rates during fiscal 2001, 2000, and 1999 based on average daily balances were 6.94%, 9.50%, and 7.44%, respectively. The Company did not have any balances outstanding under the Company's revolving credit agreements at the end of fiscal 2001, 2000 and 1999.

Interest paid during fiscal 2001, 2000, and 1999 was approximately $2.5 million, $3.1 million, and $3.6 million, respectively.

NOTE 5.  INCOME TAXES

Income tax expense consists of the following:

                                                                          FISCAL YEAR
                                                         --------------------------------------------
                                                              2001          2000           1999
                                                         --------------------------------------------
                                                                          (IN THOUSANDS)
                Federal - current                             $  12,161     $  41,664      $  30,498
                State - current                                   2,461         4,970          2,521
                Deferred                                         (1,731)       (3,124)         8,251
                                                         --------------------------------------------
                                                              $  12,891     $  43,510      $  41,270
                                                         ============================================

A reconciliation of the Company's effective tax rates with the Federal statutory rate is as follows:

                                                                         FISCAL YEAR
                                                         --------------------------------------------
                                                              2001           2000          1999
                                                         --------------------------------------------
                Federal statutory rate                            35.0%          35.0%         35.0%
                State income taxes, net of
                    federal income tax effect                      1.5%           0.8%          1.4%
                Merger costs                                         --             --          3.6%
                Change in valuation allowance                      6.7%           1.4%            --
                Corporate-owned life insurance
                    disallowance                                     --          13.1%            --
                Other                                              0.2%           1.7%          0.2%
                                                         --------------------------------------------
                Effective income tax rate                         43.4%          52.0%         40.2%
                                                         ============================================


On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS"), in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot, a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of February 2, 2002 and February 3, 2001. The Company filed an appeal in response to the decision. On October 30, 2001, the Company's appeal was heard by the United States Third Circuit Court of Appeals, and a decision is pending.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       FEBRUARY 2,  FEBRUARY 3,
                                                                                          2002         2001
                                                                                      --------------------------
                                                                                             (IN THOUSANDS)
                CURRENT DEFERRED TAX ASSETS
                Accrued expenses                                                          $    824     $  1,287
                Other                                                                          110          105
                                                                                      --------------------------
                Total current deferred tax assets                                              934        1,392
                                                                                      --------------------------

                CURRENT DEFERRED TAX LIABILITIES
                Inventory                                                                    7,068       10,593
                Prepaid expenses                                                                26           30
                                                                                      --------------------------
                Total current deferred tax liabilities                                       7,094       10,623
                                                                                      --------------------------

                Net current deferred tax liability                                        $ (6,160)    $ (9,231)
                                                                                      ==========================

                NON-CURRENT DEFERRED TAX ASSETS
                Fixed assets                                                                19,692     $ 22,459
                Federal and state net operating loss carryforwards                           9,160        5,401
                Accrued rent                                                                 5,689        5,319
                Capitalized leases                                                           1,140        1,001
                Losses on investments                                                        3,117        1,396
                Accrued expenses                                                                 3          220
                Amortization of lease valuations and other assets                            1,901        2,120
                Pension and compensation related accruals                                    1,361          739
                                                                                      --------------------------
                Total non-current deferred tax assets before valuation allowance            42,063       38,655
                Less: valuation allowance                                                   (6,275)      (1,396)
                                                                                      --------------------------
                Total non-current deferred tax assets                                     $ 35,788     $ 37,259
                                                                                      --------------------------

                NON-CURRENT DEFERRED TAX LIABILITIES
                Goodwill                                                                     2,811        2,942
                                                                                      --------------------------
                Total non-current deferred tax liabilities                                $  2,811     $  2,942
                                                                                      --------------------------

                Net non-current deferred tax asset                                        $ 32,977     $ 34,317
                                                                                      ==========================

                TOTAL NET DEFERRED TAX ASSET                                              $ 26,817     $ 25,086
                                                                                      ==========================

At February 2, 2002 and February 3, 2001, the Company had gross deferred tax assets of $43.0 million and $40.0 million, respectively, and gross deferred tax liabilities of $9.9 million and $13.6 million, respectively. The Company had a net operating loss carryforward of $8.1 million for Federal income tax purposes as of the end of fiscal 2001 and approximately $121.0 million for state income tax purposes as of the end of fiscal 2001 that expire at various times through 2015 and are subject to certain limitations. The state net operating loss carryforwards are also subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, the valuation allowance was increased from $1.4 million to $6.3 million, a level where management believes that it is more likely than not that the tax benefit will be realized. The valuation allowance was increased to reserve for deferred tax assets attributable to losses on investments and net operating loss carryforwards. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes, net of refunds, of approximately $16.4 million, $28.8 million, and $39.3 million during fiscal 2001, 2000, and 1999, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS"), in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot, a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of February 2, 2002 and February 3, 2001. The Company filed an appeal in response to the decision. On October 30, 2001, the Company's appeal was heard by the United States Third Circuit Court of Appeals, and a decision is pending.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major music distributors and two other specialty retailers in the United States District Court for the Southern District of New York ("AG's suit").
The complaint has been subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to United States District Court in Maine pursuant to the Multidistrict Litigation Rules. The AG's suit alleges that the distributors and retailers conspired to violate certain anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the distributors. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the service of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class Actions have been consolidated along with the AG's suit in the United States District Court in Maine. It is management's belief that the lawsuits are without merit and the Company will ultimately prevail in this regard.

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

Fixed asset amounts for capital leases, which are included in the fixed assets on the accompanying balance sheets, are as follows:

                                                                        FEBRUARY 2,      FEBRUARY 3,
                                                                          2002             2001
                                                                  ----------------------------------
                                                                              (IN THOUSANDS)
                Buildings                                                $    9,342      $    9,342
                Fixtures and equipment                                       26,163          28,682
                                                                  ----------------------------------
                                                                             35,505          38,024
                Allowances for depreciation
                   and amortization                                         (19,776)        (16,266)
                                                                  ----------------------------------
                                                                         $   15,729      $   21,758
                                                                  ==================================

The Company leases all of its stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for additional rent based on a percentage of sales.

Net rental expense was as follows:

                                                                     FISCAL YEAR
                                                  -------------------------------------------------
                                                         2001              2000           1999
                                                  -------------------------------------------------
                                                                      (IN THOUSANDS)
                Minimum rentals                       $   121,634       $   118,029     $  108,818
                Contingent rentals                          1,911             2,372          2,957
                                                  -------------------------------------------------
                                                      $   123,545       $   120,401     $  111,775
                                                  =================================================

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at February 2, 2002 are as follows:

                                                     OPERATING         CAPITAL
                                                      LEASES           LEASES
                                                  --------------------------------------
                                                             (IN THOUSANDS)
                                             2002    $    110,183      $      6,512
                                             2003         110,851             3,188
                                             2004         100,960             1,873
                                             2005          85,459             1,873
                                             2006          67,764             1,800
                                       Thereafter         197,145            15,374
                                                  ----------------------------------
                  Total minimum payments required    $    672,362            30,620
                                                  ================
              Less: amounts representing interest                            16,409
                                                                  ------------------
          Present value of minimum lease payments                            14,211
                            Less: current portion                             4,711
                                                                  ------------------
              Long-term capital lease obligations                      $      9,500
                                                                  ==================

NOTE 8.  BENEFIT PLANS

401(k) SAVINGS PLAN

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company's contributions in future years. Total expense related to the Plan was $921,000, $943,000, and $962,000 in fiscal 2001, 2000, and 1999, respectively.

STOCK OPTION PLANS

The Company has four employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 1999 Stock Option Plan (the "Plans"). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company and its subsidiaries at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Options authorized for issuance under the Plans totaled 12.3 million. At February 2, 2002, of the 10.8 million options remaining authorized for issuance under the Plans, 5.4 million have been granted and are outstanding, 2.7 million of which were vested and exercisable. Options available for future grants at February 2, 2002 and February 3, 2001 were 2.0 million and 2.6 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the "Camelot Plan") were converted to Trans World options. The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock. Vesting of the options was originally over a four-year period with a maximum term of ten years. Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company's common stock whereby 50% of the options vested on March 13, 1998. The remaining 50% vested on April 22, 1999 in connection with the merger. At February 2, 2002, 77,900 options were outstanding and exercisable. The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999.

The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan at February 2, 2002:

                                ---------------------------------------------------  -----------------------------
                                                   OUTSTANDING                               EXERCISABLE
                                ---------------------------------------------------  -----------------------------
                                                                        WEIGHTED                          WEIGHTED
                                                         AVERAGE         AVERAGE                           AVERAGE
                  EXERCISE                             REMAINING        EXERCISE                          EXERCISE
                PRICE RANGE               SHARES            LIFE           PRICE            SHARES           PRICE
             -------------------------------------------------------------------   -------------------------------
               $  1.21-$2.67             805,724             4.1          $ 1.58           805,724          $ 1.58
                   2.68-5.33             402,089             4.1            4.16           402,089            4.16
                  5.34-10.67           1,349,300             9.0            8.91            55,875            9.30
                 10.68-13.33           2,133,625             7.0           11.26         1,216,131           11.14
                 13.34-16.00             519,450             7.2           15.18           139,975           15.09
                 16.01-18.67             244,800             6.2           17.81           184,390           17.81
               $18.68-$23.75               2,000             6.8           23.75             1,500           23.75
                                ----------------                                   ---------------
             Total                     5,456,988             6.8          $ 9.40         2,805,684          $ 8.00
                                ================                                   ===============

The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of February 2, 2002, there were 750,000 options authorized for issuance and 268,000 options have been granted and are outstanding, 226,998 of which were vested and exercisable. There are 383,645 shares of common stock reserved for possible future option grants under the 1990 Plan.

Under the terms of the Camelot merger agreement, all options issued under the Camelot Outside Director Stock Option Plan (the "Camelot Director Plan") were converted to Trans World options. As of February 2, 2002, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

The following table summarizes information about the stock options outstanding under the two Director Plans at February 2, 2002:

                                ---------------------------------------------------  -----------------------------
                                                   OUTSTANDING                               EXERCISABLE
                                ---------------------------------------------------  -----------------------------
                                                                        WEIGHTED                          WEIGHTED
                                                         AVERAGE         AVERAGE                           AVERAGE
                  EXERCISE                             REMAINING        EXERCISE                          EXERCISE
                PRICE RANGE               SHARES            LIFE           PRICE            SHARES           PRICE
             -------------------------------------------------------------------   -------------------------------
               $  1.19-$2.67              40,500             4.4          $ 1.72            40,500          $ 1.72
                   2.68-5.33             117,000             4.3            3.41           117,000            3.41
                   5.34-8.00               9,000             0.2            6.27             9,000            6.27
                  8.01-10.67              69,000             8.1            9.61            43,500            9.84
                 10.68-13.33              28,250             7.3           11.93            15,000           11.87
               $13.34-$15.12               9,000             6.2           15.12             6,748           15.12
                                ----------------                                   ---------------
             Total                       272,750             5.5          $ 6.09           231,748          $ 5.32
                                ================                                   ===============

The following tables summarize activity under the Stock Option Plans:

                                 ---------------------------------------------  -------------------------------------------------
                                          EMPLOYEE STOCK OPTION PLANS                      DIRECTOR STOCK OPTION PLANS
                                 ---------------------------------------------  -------------------------------------------------
                                    Number of      Option         Weighted          Number of        Option         Weighted
                                  Shares Subject Price Range       Average       Shares Subject    Price Range      Average
                                   To Option      Per Share    Exercise Price       To Option       Per Share    Exercise Price
                                 ---------------------------------------------  -------------------------------------------------
Balance January 30, 1999             4,902,019  $0.75-$26.67      $ 7.79                285,500  $1.19-$15.12       $ 5.34
Granted                              1,501,000   10.00-15.25       13.42                 29,000   12.22-12.96        12.45
Exercised                           (1,194,899)   0.75-17.79        7.65                (19,000)        10.92        10.92
Canceled                              (143,733)   0.75-17.79        9.65                (10,000)        12.22        12.22
------------------------------------------------------------------------------  -------------------------------------------------
Balance January 29, 2000             5,064,387  $1.21-$26.67      $ 9.44                285,500  $1.19-$15.12       $ 5.45
Granted                              1,633,800    8.25-12.06       10.34                 58,716    0.00-10.94         7.52
Exercised                             (259,673)   1.20-10.92        3.12                (21,216)    0.00-3.68         1.30
Canceled                            (1,427,310)   1.21-26.67       11.47                (33,375)   3.36-15.12         9.28
------------------------------------------------------------------------------  -------------------------------------------------
Balance February 3, 2001             5,011,204  $1.21-$23.75      $ 9.48                289,625  $1.18-$15.12       $ 4.95
Granted                              1,175,700     8.18-8.95        8.93                 31,764     0.00-8.95         4.23
Exercised                             (160,453)    1.21-5.25        2.97                (47,139)    0.00-6.27         2.37
Canceled                              (569,463)   3.96-18.25       10.93                 (1,500)  12.96-15.12        14.58
------------------------------------------------------------------------------  -------------------------------------------------
Balance February 2, 2002             5,456,988  $1.21-$23.75      $ 9.40                272,750  $1.18-$15.12       $ 6.09
                                 =============================================  =================================================

The per share weighted-average fair value of the stock options granted during fiscal 2001, 2000, and 1999 was $2.68, $3.57, and $5.01, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions:

2001 - expected dividend yield 0.0%, risk-free interest rate of 4.40%, expected life of five years and stock volatility of 57%;

2000 - expected dividend yield 0.0%, risk-free interest rate of 5.20%, expected life of five years and stock volatility of 62%;

1999 - expected dividend yield 0.0%, risk-free interest rate of 6.47%, expected life of five years and stock volatility of 72%.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for employee stock options, which are issued at the closing stock price on the day of grant. During fiscal 2001, 2000, and 1999, the Company recognized expenses of $150,000, $165,000, and $64,000, respectively, for stock options issued to non-employee directors at an exercise price below the closing stock price on the date of grant. Had the Company determined compensation cost for employee stock options based on fair value in accordance with SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                  FISCAL YEAR
                                                              ---------------------------------------------------
                                                                      2001             2000             1999
                                                              ---------------------------------------------------
                                                                   (in thousands, except per share amounts)
            Net income, as reported                                    $16,791          $ 40,150        $ 61,393
            Basic earnings per share, as reported                      $  0.40          $   0.84        $   1.17
            Diluted earnings per share, as reported                    $  0.39          $   0.83        $   1.15

            Pro forma net income                                       $12,732          $ 35,369        $ 57,621
            Pro forma basic earnings per share                         $  0.30          $   0.74        $   1.10
            Pro forma diluted earnings per share                       $  0.30          $   0.73        $   1.08

RESTRICTED STOCK PLAN

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of common stock to executive officers and other key employees of the Company and its subsidiaries. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of February 2, 2002, a total of 325,000 shares have been granted, of which 195,000 of these shares had vested and 85,000 shares with an unamortized unearned compensation balance of $593,000, had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in fiscal 2001, 2000, and 1999, net of the impact of forfeitures, was approximately $128,000, $7,000, and $66,000, respectively. At February 2, 2002, outstanding awards and shares available for grant totaled 45,000 and 660,000, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company maintains a non-qualified Supplemental Executive Retirement Plan ("SERP") for certain executive officers of the Company. The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. The annual benefit amount is based on salary at the time of retirement and number of years of service. The Company accounts for the SERP in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". For fiscal 2001, 2000, and 1999, net periodic pension costs recognized under the plan totaled approximately $488,000, $492,000, and $481,000, respectively. The accumulated benefit obligation for the SERP, which is included in accrued expenses and other in the consolidated balance sheet, was approximately $6.0 million and $3.9 million at February 2, 2002 and February 3, 2001, respectively. The accumulated benefit obligation and net periodic pension costs are determined utilizing actuarial assumptions, including a discount rate of 7% and 7.75% for fiscal 2001 and fiscal 2000, respectively. In addition, an intangible asset, which is included in other assets in the consolidated balance sheet, to reflect the excess of the accumulated benefit obligation over the fair value of plan assets, net of accrued pension costs, of approximately $3.9 million and $2.3 million was recorded at February 2, 2002 and February 3, 2001, respectively.

NOTE 9.  SHAREHOLDERS' EQUITY

On January 7, 2000, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 5.0 million shares of the Company's common stock. During fiscal 2000, the Board of Directors approved the repurchase of up to an additional 10.0 million shares. As of February 2, 2002, the Company had purchased 12.8 million of the 15.0 million shares authorized by the Board, at a total cost of $117.4 million. At February 2, 2002 and February 3, 2001, the Company held 12,884,752 and 10,568,432 shares, respectively, in treasury stock.

NOTE 10.  RELATED PARTY TRANSACTIONS

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

Under the three capitalized leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the "Leases"), the Company paid Mr. Higgins an annual rent of $1.7 million in fiscal 2001 and 2000 and $1.6 million in fiscal 1999. On January 1, 2002, the aggregate rental payment increased in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of each lease. Effective January 1, 2004, and every two years thereafter, the rental payment increases in accordance with the biennial increase in the Consumer Price Index, pursuant to the provisions of the lease. None of the leases contains any real property purchase option at the expiration of its term. Under the terms of the Leases, the Company pays all property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year.

The Company leases two of its retail stores from Mr. Higgins under long-term operating leases. Under the first store lease, annual rent payments were $40,000 in fiscal 2001, 2000, and 1999. Under the second store lease, annual rent payments were $35,000 in fiscal 2001, 2000, and 1999. Under the terms of the leases, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for both locations, including contingent rent, were approximately $11,100, $14,700, and $17,700 in fiscal 2001, 2000, and 1999, respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins is a one-third shareholder, the Company paid $70,000, $75,000, and $110,000 for chartered aircraft services in fiscal 2001, 2000, and 1999, respectively. The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins. Payments to Crystal Jet aggregated $91,000, $85,000, and $64,000 in fiscal 2001, 2000, and 1999, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins. Payments to Richmor Aviation in fiscal 2001, 2000, and 1999 were $289,000, $217,000, and $325,000, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

During 2000, the Company made loans aggregating $443,000 and $258,000 to John
J. Sullivan, the Company's Executive Vice President and Chief Financial Officer, and Bruce J. Eisenberg, the Company's Executive Vice President - Real Estate, respectively. The loans were in connection with income taxes due on the vesting of restricted stock. The full principal amount of the loans was outstanding on February 2, 2002. The loans bear interest at a rate of 5.88% per annum.

Mike Solow, a member of the Company's Board of Directors, is a partner of the law firm Kaye Scholer L.L.P., which rendered legal services to the Company in 2001 in the amount of $552,000. The Company did not utilize Kaye Scholer's services prior to 2001.

NOTE 11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          ----------------------------------------------------------------------------------
                                                                      FISCAL 2001 QUARTER ENDED
                                          ----------------------------------------------------------------------------------
                                                     2001          2/02/02         11/3/01           8/4/01          5/5/01
                                          ----------------------------------------------------------------------------------
                                                                 (in thousands, except per share amounts)
     Sales                                   $  1,388,032      $   511,013     $   273,361      $   294,561     $   309,097
     Gross profit                                 452,776          162,109          88,885           98,667         103,115
     Net income (loss)                             16,791           34,512         (11,646)          (3,998)         (2,077)
     Basic earnings (loss) per share         $       0.40      $      0.83     $     (0.28)     $     (0.10)    $     (0.05)
                                          ----------------------------------------------------------------------------------
     Diluted earnings (loss) per share       $       0.39      $      0.82     $     (0.28)     $     (0.10)    $     (0.05)
                                          ----------------------------------------------------------------------------------

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
                                          ----------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

DOCUMENT NUMBER AND DESCRIPTION

EXHIBIT NO.
2.1. Agreement and Plan of Merger dated October 26, 1998 by and among Trans World, CAQ Corporation and Camelot incorporated herein by reference to
     Exhibit 2.1 to the Company's Registration Statement on Form S-4, No. 333-75231.

3.1. Restated Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.

3.2. Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3. Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

*3.4 Amended By-Laws -- incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5. Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, No. 333-75231.

3.6. Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, No. 333-75231.

3.7. Certificate of Amendment to the Certificate of Incorporation--incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 11, 2000. Commission File No. 0-14818.

4.1 Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement -- incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997. Commission File No. 0-14818.

4.2. Amendment, Dated June 30, 2000, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement -- incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000. Commission File No. 0-14818.

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

10.9 Form of Restricted Stock Agreement dated May 1, 1996 between the Company and John J. Sullivan, Executive Vice President-Finance and Chief Financial Officer, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818.

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

10.16 Trans World Entertainment Corporation Asset Purchase Agreement with Wax Works, Inc. -- incorporated herein by reference to Exhibit 10.16 to the Company's Report on 10-K for the fiscal year ended February 3, 2001. Commission File No. 0-14818.

10.17 Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein -- incorporated herein by reference to Exhibit
    10.20 to the Company's Registration Statement on Form S-4, No. 333-75231.

* 21 Significant Subsidiaries of the Registrant.

* 23 Consent of KPMG LLP.


--------------------------------------------------------------------------------
*Filed herewith.