Form 10-Q
period 2002-05-04
TRANS WORLD ENTERTAINMENT CORP
filed 2002-06-18
CIK 795212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

                                OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
           ............TO............

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

                          Common Stock, $.01 par value,
                40,695,607 shares outstanding as of June 1, 2002

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Form 10-Q
                                                                                                   Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets at May 4, 2002 (unaudited),
    February 2, 2002 and May 5, 2001 (unaudited)                                                      3

  Condensed Consolidated Statements of Operations - Thirteen Weeks Ended
     May 4, 2002 (unaudited) and May 5, 2001 (unaudited)                                              4

  Condensed Consolidated Statements of Cash Flows - Thirteen Weeks Ended
    May 4, 2002 (unaudited) and May 5, 2001 (unaudited)                                               5

  Notes to Condensed Consolidated Financial Statements (unaudited)                                    6

Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                          11


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                            14

Signatures                                                                                           14

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           MAY 4,      FEBRUARY 2,      MAY 5,
                                                            2002         2002           2001
                                                         ---------------------------------------
                                                        (unaudited)                  (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  58,841      $ 254,943      $  45,732
  Merchandise inventory                                    412,168        409,067        481,578
  Other current assets                                      15,452         15,024         13,223
                                                         ---------------------------------------
          Total current assets                             486,461        679,034        540,533
                                                         ---------------------------------------

NET FIXED ASSETS                                           154,942        160,430        148,844
DEFERRED INCOME TAXES                                       30,176         32,977         34,354
OTHER ASSETS                                                62,591         62,977         59,387
                                                         ---------------------------------------
          TOTAL ASSETS                                   $ 734,170      $ 935,418      $ 783,118
                                                         =======================================

LIABILITIES
CURRENT LIABILITIES:
  Accounts payable                                       $ 209,763      $ 378,902      $ 251,485
  Income taxes payable                                       7,874         26,003         10,253
  Accrued expenses and other                                31,237         34,276         30,794
  Deferred income taxes                                      6,527          6,160          7,711
  Current portion of capital lease obligations               3,978          4,711          5,799
                                                         ---------------------------------------
          Total current liabilities                        259,379        450,052        306,042

CAPITAL LEASE OBLIGATIONS, less current portion              8,720          9,500         12,277
OTHER LIABILITIES                                           26,965         27,800         28,313
                                                         ---------------------------------------
          TOTAL LIABILITIES                                295,064        487,352        346,632
                                                         ---------------------------------------

SHAREHOLDERS' EQUITY
 Preferred stock  ($0.01 par value; 5,000,000
   shares authorized; none issued)                              --             --             --
 Common stock ($0.01 par value; 200,000,000  shares
   authorized;  54,015,627, 53,929,348  and
   53,772,663 shares issued,  respectively)                    540            539            538
 Additional paid-in capital                                287,119        286,767        285,930
 Unearned compensation - restricted stock                     (239)          (280)          (403)
 Treasury stock at cost (13,264,087, 12,884,752 and
     11,595,432 shares, respectively)                     (120,833)      (117,811)      (107,675)
 Accumulated other comprehensive loss                           --             --         (1,887)
 Retained earnings                                         272,519        278,851        259,983
                                                         ---------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                       439,106        448,066        436,486
                                                         ---------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 734,170      $ 935,418      $ 783,118
                                                         =======================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THIRTEEN WEEKS ENDED
                                                                   ------------------------
                                                                     MAY 4,        MAY 5,
                                                                      2002          2001
                                                                   ------------------------
Sales                                                              $ 279,479      $ 309,097
Cost of sales                                                        185,859        205,982
                                                                   ------------------------
Gross profit                                                          93,620        103,115
Selling, general and administrative expenses                         103,932        106,779
                                                                   ------------------------
Loss from operations                                                 (10,312)        (3,664)
Interest expense (income)                                                 69           (341)
                                                                   ------------------------
Loss before income taxes                                             (10,381)        (3,323)
Income tax benefit                                                    (4,049)        (1,246)
                                                                   ------------------------
NET LOSS                                                           $  (6,332)     $  (2,077)
                                                                   ========================

BASIC LOSS PER SHARE                                               $   (0.16)     $   (0.05)
                                                                   ========================

Weighted average number of common shares outstanding - basic          40,739         42,513
                                                                   ========================

DILUTED LOSS PER SHARE                                             $   (0.16)     $   (0.05)
                                                                   ========================

Weighted average number of common shares outstanding - diluted        40,739         42,513
                                                                   ========================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              THIRTEEN WEEKS ENDED
                                                                            ------------------------
                                                                              MAY 4,         MAY 5,
                                                                               2002           2001
                                                                            ------------------------
Net cash used by Operating Activities                                       $(187,045)     $(201,855)
                                                                            ------------------------

Cash Flows from Investing Activities:
  Purchases of fixed assets                                                    (5,253)        (6,089)
  Disposal of videocassette rental inventory, net of purchases                    528              3
                                                                            ------------------------
Net cash used by investing activities                                          (4,725)        (6,086)
                                                                            ------------------------

Cash Flows from Financing Activities:
  Payments of capital lease obligations                                        (1,513)        (1,393)
  Payments for purchases of treasury stock                                     (3,022)       (10,100)
  Exercise of stock options                                                       203             82
                                                                            ------------------------
Net cash used by financing activities                                          (4,332)       (11,411)
                                                                            ------------------------

Net decrease in cash and cash equivalents                                    (196,102)      (219,352)
Cash and cash equivalents, beginning of year                                  254,943        265,084
                                                                            ------------------------
Cash and cash equivalents, end of period                                    $  58,841      $  45,732
                                                                            ========================
Supplemental disclosure of non-cash investing and financing activities:
  Income tax benefit resulting from exercises of stock options              $     156      $      99
  Issuance of treasury stock under incentive stock programs                        --              4
  Issuance of restricted shares under restricted stock plan                        --            403


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MAY 4, 2002 AND MAY 5, 2001 (UNAUDITED)


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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

NOTE 2. SEASONALITY
The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

NOTE 3. DEPRECIATION AND AMORTIZATION
Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $562,000 and $399,000 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. Depreciation and amortization for the remaining fixed assets included in selling, general & administrative ("SG&A") expenses totaled $9.6 million and $8.8 million in the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MAY 4, 2002 AND MAY 5, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 4. EARNINGS PER SHARE
Weighted average shares are calculated as follows:


                                                          Thirteen Weeks ended
                                                          --------------------
                                                            May 4,     May 5,
                                                             2002       2001
                                                            ------     ------
     Weighted average common shares outstanding - basic     40,739     42,513
     Dilutive effect of employee stock options                  --         --
                                                            ------     ------
     Weighted average common shares outstanding-diluted     40,739     42,513
                                                            ======     ======

     Anti-dilutive stock options                             4,280      4,598
                                                            ======     ======


For the thirteen week periods ending May 4, 2002 and May 5, 2001, the impact of outstanding stock options was not considered because the Company had a net loss and such impact would be anti-dilutive.

NOTE 5. COMPREHENSIVE INCOME (LOSS)
The Company's total comprehensive income (loss) was as follows:


                                                               Thirteen Weeks ended
                                                               --------------------
                                                                May 4,      May 5,
                                                                2002         2001
                                                               -------      -------
     Net income (loss)                                         ($6,332)     ($2,077)

     Other comprehensive loss:
          Unrealized loss on available-for-sale securities          --         (405)
                                                               -------      -------
     Total comprehensive (loss)                                ($6,332)     ($2,482)
                                                               =======      =======


NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and subsequently, SFAS No. 144 after its adoption.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MAY 4, 2002 AND MAY 5, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

    Effective February 4, 2002 the Company adopted SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, no longer be amortized, but instead be tested for impairment on an annual basis or when events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. In addition, SFAS 142 requires that the impairment test be performed through the application of a fair value test, as opposed to the undiscounted cash flow approach used by the Company to evaluate impairment as prescribed under previous guidance. Intangible assets with finite lives will continue to be amortized over their useful lives.

    The initial adoption of SFAS 142 requires the Company to perform a two-step fair-value based goodwill impairment test. The first step of the test compares the book values of the Company's reporting units to their estimated fair values. The estimated fair values of the reporting units are computed using the present value of future cash flows, and are reconciled to the Company's market capitalization as of the date of adoption. In the second step of the goodwill impairment test, the Company compares the implied fair value of goodwill in accordance with the methodology prescribed by SFAS 142 to its book value to determine if a writedown is needed.

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

    The following table provides a reconciliation of reported net loss for the three months ended May 5, 2001 to the net loss that would have been reported had SFAS 142 been applied as of February 4, 2001:

                                                     Thirteen Weeks Ended
(Amounts in thousands, except per share amounts)   May 4, 2002  May 5, 2001
----------------------------------------------------------------------------
Reported net loss                                     $(6,332)     $(2,077)
Add goodwill amortization, net of tax                      --          431
                                                  --------------------------
Adjusted net loss                                     $(6,332)     $(1,646)
                                                  ==========================

Basic and diluted loss per share:
Reported net loss per share                            $(0.16)      $(0.05)
Add goodwill amortization, net of tax per share            --         0.01
                                                  --------------------------
Adjusted net loss per share                            $(0.16)      $(0.04)
                                                  ==========================

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MAY 4, 2002 AND MAY 5, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation that results from the acquisition, construction, development and (or) normal use of the assets as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made . The standard also requires the Company to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for the quarter ending May 3, 2003. The Company is currently assessing SFAS No. 143 and the impact that adoption will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt SFAS No. 144 for the quarter ending May 4, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MAY 4, 2002 AND MAY 5, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 7. LEGAL PROCEEDINGS
On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot, a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of May 4, 2002, February 2, 2002 and May 5, 2001. The Company filed an appeal in response to the decision. On October 30, 2001, the Company's appeal was heard by the United States Third Circuit Court of Appeals, and a decision is pending.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major music distributors and two other specialty retailers in the United States District Court for the Southern District of New York ("AG's suit"). The complaint has been subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to the United States District Court in Maine pursuant to the Multidistrict Litigation Rules. The AG's suit alleges that the distributors and retailers conspired to violate certain anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the distributors. The complaint alleges that consumers were damaged in an unspecified amount and seeks treble damages and civil penalties. Following the service of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class Actions have been consolidated along with the AG's suit in the United States District Court in Maine. The Company believes the lawsuits are without merit and presented its case at a settlement hearing held on April 30, 2002. In order to avoid a lengthy and costly litigation, the Company continues to have discussions with the plaintiffs. At this stage of the litigation, it is difficult to assess or predict the potential outcome.

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

                              RESULTS OF OPERATIONS

                        THIRTEEN WEEKS ENDED MAY 4, 2002
                COMPARED TO THE THIRTEEN WEEKS ENDED MAY 5, 2001

SALES. The Company's total sales decreased 10% to $279.5 million for the thirteen weeks ended May 4, 2002 compared to $309.1 million for the thirteen weeks ended May 5, 2001. The decrease was due to a comparable store sales decrease of 6% and a decrease of 92 stores in operation from the end of the first quarter last year.

For the thirteen weeks ended May 4, 2002, comparable store sales decreased 7% for mall stores and 5% for free standing stores. By merchandise category, comparable store sales decreased 18% in music, increased 30% in video, 48% in video games and decreased 5% in other merchandise categories.

Music sales were negatively impacted by lower sales of new releases, which management believes is due in part to the unauthorized duplication and distribution of music. The industry's major distributors have begun testing copy protection methods designed to mitigate the unauthorized duplication of music. In addition, the cassette and singles formats continue to decline. The Company expects the declining trend in cassettes to continue and will continue to minimize the amount of store square footage allocated to this category. The singles category was impacted by a decline in the number of releases offered for sale by distributors.

Video sales were driven by a 67% increase in DVDs. The Company expects to increase the amount of selling square footage allocated to DVDs as the category continues to grow.

GROSS PROFIT. Gross profit, as a percentage of sales, was 33.5% in the thirteen weeks ended May 4, 2002 compared to 33.4% in the thirteen weeks ended May 5, 2001.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $2.9 million to $103.9 million in the thirteen weeks ended May 4, 2002 as compared to $106.8 million in the thirteen weeks ended May 5, 2001. However, as a percentage of sales, SG&A increased to 37.2% in the first quarter of 2002, from 34.5% in first quarter of 2001. The increase in SG&A as a percentage of sales is due to lower sales.

INTEREST EXPENSE (INCOME). Interest expense was $0.1 million in the thirteen weeks ended May 4, 2002 compared to interest income of $0.3 million for the thirteen weeks ended May 5, 2001. The decrease in interest income relates to a decrease in investment income resulting from lower interest rates on invested cash balances.

INCOME TAX EXPENSE (BENEFIT). The Company's income tax benefit was $4.0 million for the thirteen weeks ended May 4, 2002, as compared to an income tax benefit of $1.2 million for the thirteen weeks ended May 5, 2001. The Company's effective tax rate for the thirteen weeks ended May 4, 2002 was 39.0%, as compared to 37.5% for the thirteen weeks ended May 5, 2001. The increase in rate is due to an increase in the valuation allowance for deferred taxes related to state net operating losses and a decrease in the Company's income before income taxes.

NET LOSS. The Company's net loss was $6.3 million for the thirteen weeks ended May 4, 2002, compared to a loss of $2.1 million for the same period last year. The increase in net loss is attributable to a decrease in sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of $58.8 million at May 4, 2002, compared to $254.9 million at the end of fiscal 2001 and $45.7 million at May 5, 2001.

Cash used by operating activities was $187.0 million for the thirteen weeks ended May 4, 2002. The primary uses of cash were a $169.1 million seasonal reduction of accounts payable and an $18.1 million reduction in income taxes payable.

Cash used by financing activities was $4.3 million for the thirteen weeks ended May 4, 2002. The primary use of cash was $3.0 million for the purchase of approximately 400,000 shares of common stock under a program authorized by the Board of Directors.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         LIQUIDITY AND CAPITAL RESOURCES
                                   (CONTINUED)


The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and automatically renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On May 4, 2002, the Company had no outstanding borrowings under the revolving credit facility, and $100 million was available for borrowing.

CAPITAL RESOURCES. During the first quarter of 2002, the Company had capital expenditures of $5.3 million. The Company plans to spend between $40 million and $45 million, net of construction allowances, for capital expenditures in fiscal 2002. During the first thirteen weeks of 2002, the Company opened or relocated 7 stores and closed 22 stores.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 17, 2002              BY:  /S/ ROBERT J. HIGGINS
                           --------------------------
                                    Robert J. Higgins
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

June 17, 2002              BY: /S/ JOHN J. SULLIVAN
                           ------------------------
                                   John J. Sullivan
                                   Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Chief Accounting Officer)