Form 10-Q
period 2002-08-03
TRANS WORLD ENTERTAINMENT CORP
filed 2002-09-17
CIK 795212

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002

                                       OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT FOR THE TRANSITION PERIOD FROM........TO........

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

                          Common Stock, $.01 par value,
              40,226,601 shares outstanding as of September 1, 2002

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Form 10-Q
                                                                                  Page No.
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at August 3, 2002 (unaudited),
February 2, 2002 and August 4, 2001(unaudited)                                           3

Condensed Consolidated Statements of Operations - Thirteen Weeks and Twenty-six
Weeks Ended August 3, 2002 (unaudited) and August 4, 2001(unaudited)                     4

Condensed Consolidated Statements of Cash Flows - Twenty-six Weeks Ended
August 3, 2002 (unaudited) and August 4, 2001(unaudited)                                 5

Notes to Condensed Consolidated Financial Statements (unaudited)                         6

Item 2 - Management's Discussion and Analysis of Financial Condition
And Results of Operations                                                               11


PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings                                                              14

Item 4 - Submission of Matters to a Vote of Security Holders                            15

Item 6 - Exhibits and Reports on Form 8-K                                               16

Signatures                                                                              16

Certifications                                                                       17-18

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             AUGUST 3,      FEBRUARY 2,      AUGUST 4,
                                                                               2002            2002            2001
                                                                          ------------------------------------------------
    ASSETS                                                                  (unaudited)                       (unaudited)
    CURRENT ASSETS:
      Cash and cash equivalents                                                 $  25,879     $   254,943       $  52,237
      Merchandise inventory                                                       411,304         409,067         429,544
      Other current assets                                                         18,325          15,024          14,958
                                                                          ------------------------------------------------
              Total current assets                                                455,508         679,034         496,739
                                                                          ------------------------------------------------

    NET FIXED ASSETS                                                              156,113         160,430         148,685
    DEFERRED TAX ASSET                                                             28,804          32,977          34,547
    OTHER ASSETS                                                                   62,717          62,977          63,719
                                                                          ------------------------------------------------
              TOTAL ASSETS                                                       $703,142      $  935,418      $  743,690
                                                                          ================================================

    LIABILITIES
    CURRENT LIABILITIES:
      Accounts payable                                                           $196,352      $  378,902      $  223,804
      Income taxes payable                                                          1,201          26,003           8,482
      Accrued expenses and other                                                   30,972          34,276          29,605
      Deferred taxes                                                                6,080           6,160           6,623
      Current portion of capital lease obligations                                  3,196           4,711           5,785
                                                                           -----------------------------------------------
              Total current liabilities                                           237,801         450,052         274,299

    CAPITAL LEASE OBLIGATIONS, less current portion                                 8,138           9,500          10,877
    OTHER LIABILITIES                                                              26,935          27,800          29,144
                                                                           -----------------------------------------------
              TOTAL LIABILITIES                                                   272,874         487,352         314,320
                                                                           -----------------------------------------------

    SHAREHOLDERS' EQUITY
     Preferred stock  ($0.01 par value; 5,000,000
       shares authorized; none issued)                                                ---             ---             ---
     Common stock ($0.01 par value; 200,000,000 shares
       authorized; 54,024,005, 53,929,348 and
       53,887,197 shares issued, respectively)                                        540             539             539
     Additional paid-in capital                                                   287,153         286,767         286,324
     Unearned compensation - restricted stock                                        (198)           (280)           (370)
     Treasury stock at cost (13,647,185, 12,884,752 and
         12,006,432 shares, respectively)                                        (123,301)       (117,811)       (111,160)
     Accumulated other comprehensive loss                                             ---             ---          (1,947)
     Retained earnings                                                            266,074         278,851         255,984
                                                                           -----------------------------------------------
              TOTAL SHAREHOLDERS' EQUITY                                          430,268         448,066         429,370
                                                                           -----------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $703,142       $ 935,418     $   743,690
                                                                            ==============================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                      --------------------                ----------------------
                                                    AUGUST 3,      AUGUST 4,              AUGUST 3,      AUGUST 4,
                                                       2002           2001                  2002            2001
                                                  ------------------------------       -------------------------------
Sales                                                  $ 267,530      $ 294,561              $ 547,009      $ 603,658
Cost of sales                                            179,494        195,894                365,352        401,876
                                                  ------------------------------       -------------------------------
Gross profit                                              88,036         98,667                181,657        201,782
Selling, general and administrative expenses              99,242        104,667                203,174        211,446
                                                  ------------------------------       -------------------------------
Loss from operations                                     (11,206)        (6,000)               (21,517)        (9,664)
Interest expense, net                                        293            476                    361            135
                                                  ------------------------------       -------------------------------
Loss before income taxes                                 (11,499)        (6,476)               (21,878)        (9,799)
Income tax benefit                                        (5,054)        (2,478)                (9,101)        (3,724)
                                                  ------------------------------       -------------------------------
NET LOSS                                               $  (6,445)     $  (3,998)               (12,777)     $  (6,075)
                                                  ==============================       ===============================

BASIC LOSS PER SHARE                                   $   (0.16)     $   (0.10)             $   (0.31)     $   (0.14)
                                                  ==============================       ===============================

Weighted average number of common shares
outstanding - basic                                       40,532         41,920                 40,636         42,216
                                                  ==============================      ================================

DILUTED LOSS PER SHARE                                 $   (0.16)     $   (0.10)             $   (0.31)     $   (0.14)
                                                  ==============================      ================================

Weighted average number of common shares
outstanding - diluted                                     40,532         41,920                 40,636         42,216
                                                  ==============================       ===============================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               TWENTY-SIX WEEKS ENDED
                                                                                               AUGUST 3,     AUGUST 4,
                                                                                                 2002          2001
                                                                                             ----------------------------
Net cash used by Operating Activities                                                          $  (203,840)  $  (174,586)
                                                                                             ----------------------------

Cash Flows from Investing Activities:
  Purchases of fixed assets                                                                        (16,944)      (15,522)
  Purchases of investments in unconsolidated affiliates                                               (860)       (6,871)
  Disposal of videocassette rental inventory, net of purchases                                         528            47
                                                                                             ----------------------------
Net cash used by Investing Activities                                                              (17,276)      (22,346)
                                                                                             ----------------------------

Cash Flows from Financing Activities:
  Payments of capital lease obligations                                                             (2,877)       (2,807)
  Payments for purchases of treasury stock                                                          (5,498)      (13,585)
  Exercise of stock options                                                                            427           477
                                                                                             ----------------------------
Net cash used by Financing Activities                                                               (7,948)      (15,915)
                                                                                             ----------------------------

Net decrease in cash and cash equivalents                                                         (229,064)     (212,847)
Cash and cash equivalents, beginning of year                                                       254,943       265,084
                                                                                             ----------------------------
Cash and cash equivalents, end of period                                                           $25,879       $52,237
                                                                                             ============================
Supplemental disclosure of non-cash investing and financing activities:
  Income tax benefit resulting from exercises of stock options                                        $571          $202
  Issuance of treasury stock under incentive stock programs                                              8             4
  Issuance of restricted shares under restricted stock plan                                            ---           403

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 3, 2002 AND AUGUST 4, 2001 (UNAUDITED)

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

Certain reclassifications of the prior year's condensed consolidated financial statements have been made to conform to the current year presentation.

NOTE 2. SEASONALITY

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

NOTE 3. DEPRECIATION AND AMORTIZATION

Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $0.6 million and $0.4 million for the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively. For the twenty-six week periods ended August 3, 2002 and August 4, 2001, depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $1.1 million and $0.8 million, respectively. Depreciation and amortization for the remaining fixed assets included in Selling, General & Administrative ("SG&A") expenses totaled $9.9 million and $9.0 million in the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively. The depreciation and amortization included in SG&A was $19.5 and $18.1 million for the twenty-six week periods ended August 3, 2002 and August 4, 2001, respectively.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 3, 2002 AND AUGUST 4, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 4. EARNINGS PER SHARE

Weighted average shares are calculated as follows :

                                                                     Thirteen Weeks ended          Twenty-six Weeks ended
                                                                -------------------------------    -----------------------------
                                                                  August 3,         August 4,       August 3,        August 4,
                                                                    2002              2001            2002             2001
                                                                --------------     ------------    ------------     ------------
    Weighted average common shares outstanding - basic                 40,532           41,920          40,636           42,216
    Dilutive effect of employee stock options                             ---              ---             ---              ---
                                                                --------------     ------------    ------------     ------------
    Weighted average common shares outstanding - diluted
                                                                       40,532           41,920          40,636           42,216
                                                                ==============     ============    ============     ============

    Anti-dilutive stock options                                         5,764            4,669           5,022            4,633
                                                                ==============     ============    ============     ============

NOTE 5. COMPREHENSIVE LOSS

The Company's total comprehensive loss was as follows:

                                                                       Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                                  --------------------------------    -----------------------------
                                                                    August 3,        August 4,         August 3,         August 4,
                                                                      2002              2001              2002            2001
                                                                  -------------     --------------    -------------    ------------
    Net loss                                                         $ (6,445)          $ (3,998)       $ (12,777)       $ (6,075)

    Other comprehensive loss:
         Unrealized loss on available-for-sale securities                 ---                (61)             ---            (465)
                                                                  -------------     --------------    -------------    ------------
    Total comprehensive loss                                         $ (6,445)          $ (4,059)       $ (12,777)       $ (6,540)
                                                                  =============     ==============    =============    ============

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 3, 2002 AND AUGUST 4, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective February 3, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer amortized. Rather, goodwill is now subject to a periodic impairment test performed, at a minimum, on an annual basis. SFAS No. 142 required the Company to perform a two-step fair-value based goodwill impairment test as of the date of adoption. The first step of the test compared the carrying values of the Company's reporting units to their estimated fair values. The estimated fair values of the reporting units were determined using a discounted cash flow model based upon the estimated future cash flows of the reporting units. The second step of the goodwill impairment test is required only if the carrying amount of a reporting unit exceeds its fair value, as determined in the first step, to measure the amount of impairment, if any. Based upon the impairment test performed by the Company in the first step, the Company has concluded that no impairment of goodwill exists as a result of adoption of SFAS No. 142. Prospectively, the Company will perform this impairment review annually, as required by SFAS No. 142. The Company does not have any other intangible assets subject to the provisions of SFAS No. 142.

The following table provides a reconciliation of the reported net loss for the thirteen weeks ended August 4, 2001 and the net loss for the twenty six weeks ended August 4, 2001 to net loss that would have been reported had SFAS No. 142 been applied as of February 4, 2001:

                                                     Thirteen weeks ended           Twenty-six weeks ended
(Amounts in thousands, except per share amounts)  --------------------------      --------------------------
                                                    August 3,     August 4,         August 3,     August 4,
                                                      2002          2001              2002          2001
                                                  ------------  ------------      ------------  ------------
Reported net loss                                  $  (6,445)    $  (3,998)        $ (12,777)    $  (6,075)
Add goodwill amortization, net of tax                    ---           404               ---           835
                                                  --------------------------      --------------------------
Adjusted net loss                                     (6,445)       (3,594)          (12,777)       (5,240)
                                                  ==========================      ==========================

Basic and diluted loss per share:
Reported net loss per share
                                                   $   (0.16)    $   (0.10)        $   (0.31)    $   (0.14)
Add goodwill amortization per share, net of tax          ---     $    0.01               ---     $    0.02
                                                  --------------------------      --------------------------
Adjusted net loss per share                        $   (0.16)    $   (0.09)        $   (0.31)    $   (0.12)
                                                  ==========================      ==========================

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 3, 2002 AND AUGUST 4, 2001 (UNAUDITED)
                                   (CONTINUED)

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating SFAS No. 146 and the impact that adoption will have on the consolidated financial statements.

NOTE 7. LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot, a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of August 3, 2002, February 2, 2002, and August 4, 2001. The Company filed an

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AUGUST 3, 2002 AND AUGUST 4, 2001 (UNAUDITED)
                                   (CONTINUED)

NOTE 7. LEGAL PROCEEDINGS (CONTINUED)

appeal in response to the decision. On August 16, 2002, the Third Circuit Court of Appeals affirmed the District Court's decision. As of the date of this report, the Company is considering its options for further appeals. This recent decision does not impact the initial reserve which remains accrued as of August 3, 2002.

On August 8, 2000, 30 Attorneys General served a complaint against the Company, five major music distributors and two other specialty retailers in the United States District Court for the Southern District of New York ("AG's suit"). The complaint was subsequently amended to add additional states as plaintiffs and to reflect the transfer of the case to the United States District Court in Maine pursuant to the Multidistrict Litigation Rules. The AG's suit alleged that the distributors and retailers conspired to violate certain anti-trust laws and to fix prices by requiring retailers to adhere to minimum advertised prices in order to receive cooperative advertising funds from the distributors. The complaint alleged that consumers were damaged in an unspecified amount and sought treble damages and civil penalties. Following the service of the AG's suit, these same defendants were named as defendants in private class action suits ("Class Actions"), each with similar allegations as in the AG's suit. The Class Actions were consolidated along with the AG's suit in the United States District Court in Maine. The Company believes the lawsuits are without merit and presented its case at a settlement hearing held on April 30, 2002. In order to avoid lengthy and costly litigation, the Company tentatively settled with the plaintiffs without admission of wrongdoing, and accordingly, recorded a reserve in the quarter ended August 3, 2002.

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

                              RESULTS OF OPERATIONS

                       THIRTEEN WEEKS ENDED AUGUST 3, 2002
               COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 4, 2001

SALES. The Company's total sales decreased 9.2% to $267.5 million for the thirteen weeks ended August 3, 2002 from $294.6 million for the thirteen weeks ended August 4, 2001. The decrease was due to a reduction in the number of stores in operation and a comparable store sales decrease of 6.3%.

For the thirteen weeks ended August 3, 2002, comparable store sales decreased 6.2% for mall stores and decreased 6.8% for freestanding stores. By merchandise category, comparable store sales were down 18.3% in music; increased 35.5% in home video and video games; and were down 2.3 % in the electronics, accessories and boutique category.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 32.9% in the thirteen weeks ended August 3, 2002 from 33.5% in the thirteen weeks ended August 4, 2001. This decrease relates to the continuing shift of sales to lower margin product categories, including DVD and video games.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of sales, increased to 37.1% in the thirteen weeks ended August 3, 2002 from 35.5% in the thirteen weeks ended August 4, 2001. The increased rate is due to loss of leverage resulting from lower sales. Total expenses for the quarter were lower by $5.4 million or 5.2%, versus prior year, due to lower store count and lower overhead costs.

INTEREST EXPENSE. Interest expense was $0.3 million in the thirteen weeks ended August 3, 2002 compared to interest expense of $0.5 million for the thirteen weeks ended August 4, 2001. The decrease in interest expense relates to higher average cash balances maintained during the quarter and lower interest on capital leases which were partially offset by lower investment rates.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

INCOME TAX BENEFIT. The Company's income tax benefit was $5.1 million for the thirteen weeks ended August 3, 2002, compared to an income tax benefit of $2.5 million for the thirteen weeks ended August 4, 2001. The Company's effective tax rate was 43.9% for the thirteen weeks ended August 3, 2002 as compared to 38.3% for the thirteen weeks ended August 4, 2001. The increase in rate is due to an increase in the valuation allowance for deferred taxes related to losses on investments and state net operating losses and a decrease in the Company's income before income taxes.

NET LOSS. The Company's net loss was $6.4 million for the thirteen weeks ended August 3, 2002, compared to net loss of $4.0 million for the same period last year. The higher net loss is attributable to lower sales and the related loss of margin.

                      TWENTY-SIX WEEKS ENDED AUGUST 3, 2002
              COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001

SALES. The Company's total sales decreased 9.4% to $547.0 million for the twenty-six weeks ended August 3, 2002 compared to $603.7 million for the twenty-six weeks ended August 4, 2001.

For the twenty-six weeks ended August 3, 2002, comparable store sales decreased 6.3% for both mall and freestanding stores. By merchandise category, comparable store sales were down 18.0% in music; increased 34.0% in home video and video games; and were down 3.5% in the electronics, accessories and boutique category.

GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 33.2% for the twenty-six weeks ended August 3, 2002 from 33.4% for the twenty-six weeks ended August 4, 2001. This decrease relates to the continuing shift of sales to lower margin product categories, including DVD and video games.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, increased to 37.1% for the twenty-six weeks ended August 4, 2002 as compared to 35.0% for the twenty-six weeks ended August 4, 2001. The increase in SG&A is due to loss of leverage resulting from lower sales. Total expenses for the twenty-six weeks ended August 3, 2002 were lower by $8.3 million or 3.9%, versus prior year, due to lower store count and lower overhead costs.

INTEREST EXPENSE. Interest expense was $0.4 million in the twenty-six weeks ended August 3, 2002 compared to interest expense of $0.1 million for the twenty-six weeks ended August 4, 2001. The increase in interest expense relates to lower investment income due to lower rates on higher average cash balances maintained during the period and a decrease in interest on capital leases.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                          PART 1. FINANCIAL INFORMATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

INCOME TAX BENEFIT. The Company's income tax benefit was $9.1 million for the twenty-six weeks ended August 3, 2002, compared to an income tax benefit of $3.7 million for the twenty-six weeks ended August 4, 2002. The Company's effective tax rate was to 41.6% for the twenty-six weeks ended August 3, 2002 compared to 38.0% for the twenty-six weeks ended August 4, 2001. The increase in rate is due to an increase in the valuation allowance for deferred taxes related to loss on investments and state net operating losses and a decrease in the Company's income before income taxes.

NET LOSS. The Company's net loss was $12.8 million for the twenty-six weeks ended August 3, 2002, compared to a net loss of $6.1 million for the twenty-six weeks ended August 4, 2001. The higher net loss is attributable to lower sales and the related loss on margin.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of $25.9 million at August 3, 2002, compared to $254.9 million at the end of fiscal 2001 and $52.2 million at August 4, 2001.

Cash used by operating activities was $203.8 million for the twenty-six weeks ended August 3, 2002. The primary uses of cash were a $182.5 million seasonal reduction of accounts payable and a $24.8 million net reduction in income taxes payable.

Cash used by financing activities was $7.9 million for the twenty-six weeks ended August 3, 2002. The primary use of cash was $5.5 million for the purchase of approximately 760,000 shares of common stock under a program authorized by the Board of Directors.

The Company has a three year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and renews on a year-to-year basis thereafter upon the consent of both parties. The
Revolving Credit Facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On August 3, 2002, the Company had no outstanding borrowings under the Revolving Credit Facility and $100 million was available for borrowing.

CAPITAL RESOURCES. During the twenty-six weeks ended August 3, 2002, the Company had capital expenditures of $16.9 million. The Company plans to spend between $40 million and $45 million, net of construction allowances, for capital expenditures in fiscal 2002. During the twenty-six weeks ended August 3, 2002, the Company opened or relocated 20 stores and closed 32 stores.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

                           Item 1. - Legal Proceedings

On August 16, 2002, the Third Circuit Court of Appeals upheld a United States District Court's decision in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, that interest deductions on policy loans should not be allowed and that the Company is responsible for the taxes and related interest and penalties (See note 7 to the Condensed Financial Statements August 3, 2002 and August 4, 2001 (unaudited)). As of the date of this report, the Company is considering its options for further appeals.

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Thursday, June 20, 2002.

B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

                                                              Column 1           Column 2
                           Names of Nominees                  Withheld           Votes for
                           -----------------                  ----------------------------
                           George Dougan                      1,671,131         35,062,990
                           Martin Hanaka                      1,671,231         35,062,890
                           Isaac Kaufman                      1,676,936         35,057,185

C) A proposal to adopt the Trans World Entertainment Corporation 2002 Employee Stock Option Plan was approved as follows:


                           FOR-                                19,459,545
                           AGAINST-                             6,288,478
                           ABSTAIN-                               335,231

D) A proposal to adopt the Trans World Entertainment Corporation 2002 Bonus Plan was approved as follows:


                           FOR-                                24,486,735
                           AGAINST-                             1,260,758
                           ABSTAIN-                               335,761

             TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS -

EXHIBIT NO                       DESCRIPTION                           PAGE NO.
----------                       -----------                          --------
99.1         Certification pursuant to 18 U.S.C. Section 1350, as        19
             Adopted Pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

99.2         CEO Certification pursuant to Securities and Exchange       20
             Commission Order No. 4-460

99.3         CFO Certification pursuant to Securities and Exchange       21
             Commission Order No. 4-460

(B)      REPORTS ON FORM 8-K -

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 17, 2002                  BY:  /S/ ROBERT J. HIGGINS
                                    --------------------------
                                    Robert J. Higgins
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

September 17, 2002                  BY: /S/ JOHN J. SULLIVAN
                                    ------------------------
                                    John J. Sullivan
                                    Executive Vice President and Chief
                                    Financial Officer (Principal Financial and
                                    Chief Accounting Officer)

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Robert J. Higgins, Chairman and Chief Executive Officer of
Trans World Entertainment Corporation, (the "Company") certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

Dated: September 17, 2002

                                  /s/Robert J. Higgins
                                  Chairman and Chief Executive Officer
                                  Trans World Entertainment Corporation

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, John J. Sullivan, Executive Vice President and Chief Financial Officer of Trans World Entertainment Corporation, (the "Company") certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

Dated: September 17, 2002

                                  /s/John J. Sullivan
                                  Executive Vice President and Chief
                                  Financial Officer
                                  Trans World Entertainment Corporation