Form 10-Q
period 2002-11-02
TRANS WORLD ENTERTAINMENT CORP
filed 2002-12-17
CIK 795212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1541629 (I.R.S. Employer Identification Number)

38 Corporate Circle
Albany, New York 12203
(Address of principal executive offices, including zip code)

(518) 452-1242
(Registrant's telephone number, including area code)

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
39,920,804 shares outstanding as of December 1, 2002

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q Page No.
PART 1. FINANCIAL INFORMATION
Item 1—Financial Statements
Condensed Consolidated Balance Sheets at November 2, 2002 (unaudited), February 2, 2002 and November 3, 2001 (unaudited)	3
Condensed Consolidated Statements of Operations—Thirteen Weeks Ended and Thirty-nine Weeks Ended November 2, 2002 (unaudited) and November 3, 2001 (unaudited)	4
Condensed Consolidated Statements of Cash Flows—Thirty-nine Weeks Ended November 2, 2002 (unaudited) and November 3, 2001 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4—Controls and Procedures	14
PART II. OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	15
Signatures	15
Certifications	16-17

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1—Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	November 2, 2002	February 2, 2002	November 3, 2001
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,558	$254,943	$45,598
Merchandise inventory	487,135	409,067	478,930
Other current assets	26,511	15,024	14,997

Total current assets	534,204	679,034	539,525

NET FIXED ASSETS	159,856	160,430	156,034
DEFERRED INCOME TAXES	28,429	32,977	34,926
OTHER ASSETS	56,926	62,977	62,594

TOTAL ASSETS	$779,415	$935,418	$793,079

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$263,974	$378,902	$293,227
Borrowings under line of credit	26,314	—	—
Income taxes payable	—	26,003	—
Accrued expenses and other	32,187	34,276	30,906
Deferred income taxes	5,245	6,160	6,069
Current portion of capital lease obligations	2,338	4,711	5,384

Total current liabilities	330,058	450,052	335,586
CAPITAL LEASE OBLIGATIONS, less current portion	7,976	9,500	10,317
OTHER LIABILITIES	26,681	27,800	27,998

TOTAL LIABILITIES	364,715	487,352	373,901

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,046,005, 53,929,348 and 53,918,647 shares issued, respectively)	541	539	539
Additional paid-in capital	287,179	286,767	286,545
Unearned compensation — restricted stock	(157)	(280)	(533)
Treasury stock at cost (13,985,291, 12,884,752 and 12,076,032 shares, respectively)	(124,877)	(117,811)	(111,710)
Retained earnings	252,014	278,851	244,337

TOTAL SHAREHOLDERS' EQUITY	414,700	448,066	419,178

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$779,415	$935,418	$793,079

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Sales	$251,171	$273,361	$798,180	$877,019
Cost of sales	168,524	184,476	533,877	586,352

Gross profit	82,647	88,885	264,303	290,667
Selling, general and administrative expenses	108,163	109,635	311,337	321,083

Loss from operations	(25,516)	(20,750)	(47,034)	(30,416)
Interest expense, net	455	379	817	514

Loss before income taxes	(25,971)	(21,129)	(47,851)	(30,930)
Income tax benefit	(11,912)	(9,483)	(21,014)	(13,207)

NET LOSS	$(14,059)	$(11,646)	$(26,837)	$(17,723)

BASIC LOSS PER SHARE	$(0.35)	$(0.28)	$(0.66)	$(0.42)

Weighted average number of common shares outstanding — basic	40,139	41,811	40,470	42,081

DILUTED LOSS PER SHARE	$(0.35)	$(0.28)	$(0.66)	$(0.42)

Weighted average number of common shares outstanding — diluted	40,139	41,811	40,470	42,081

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001
Net cash used by Operating Activities	$(216,732)	$(159,432)

Cash Flows from Investing Activities:
Purchases of fixed assets	(32,370)	(35,719)
Purchase of investments in unconsolidated affiliates	(891)	(7,077)

Net cash used by Investing Activities	(33,261)	(42,796)

Cash Flows from Financing Activities:
Borrowings under line of credit	26,314	—
Payments of capital lease obligations	(3,897)	(3,768)
Payments for purchases of treasury stock	(7,066)	(14,135)
Exercise of stock options	256	645

Net cash provided (used) by Financing Activities	15,607	(17,258)

Net decrease in cash and cash equivalents	(234,385)	(219,486)
Cash and cash equivalents, beginning of year	254,943	265,084

Cash and cash equivalents, end of period	$20,558	$45,598

Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$602	$209
Issuance of treasury stock under incentive stock programs	8	4
Issuance of restricted shares under restricted stock plan	—	608

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2002 and November 3, 2001 (unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation (the "Company"), its wholly owned subsidiary Record Town, Inc. ("Record Town"), Record Town's subsidiaries, all of which are wholly owned and Second Spin.com, which is majority owned. All significant inter-company accounts and transactions have been eliminated.

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

Note 3. Depreciation and Amortization

        Depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $0.6 million and $0.4 million for the thirteen weeks ended November 2, 2002 and November 3, 2001, respectively. For the thirty-nine week periods ended November 2, 2002 and November 3, 2001, depreciation and amortization of fixed assets for the Company's distribution centers included in cost of sales totaled $1.7 million and $1.2 million respectively. Depreciation and amortization for the remaining fixed assets included in selling, general and administrative ("SG&A") expenses totaled $10.3 million and $10.9 million in the thirteen week periods ended November 2, 2002 and November 3, 2001, respectively. Depreciation and amortization included in SG&A were $29.7 million and $30.2 million for the thirty-nine week periods ended November 2, 2002 and November 3, 2001, respectively.

Note 4. Loss Per Share

        Weighted average shares are calculated as follows:

	Thirteen Weeks ended		Thirty-nine Weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Weighted average common shares outstanding—basic	40,139	41,811	40,470	42,081
Dilutive effect of employee stock options	—	—	—	—

Weighted average common shares outstanding—diluted	40,139	41,811	40,470	42,081

Anti-dilutive stock options	5,851	4,682	5,299	4,648

Note 5. Comprehensive Loss

The Company's total comprehensive loss was as follows:

	Thirteen Weeks ended		Thirty-nine Weeks ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net loss	($14,059)	($11,646)	($26,837)	($17,723)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	(465)
Reclassification adjustment for realized loss on available for sale securities included in net loss during the period	—	1,947	—	1,947

Total comprehensive loss	($14,059)	($9,699)	($26,837)	($16,241)

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

        The following table provides a reconciliation of the reported net loss for the thirteen weeks ended November 3, 2001 and the net loss for the thirty-nine weeks ended November 3, 2001 to net loss that would have been reported had SFAS 142 been applied as of February 4, 2001:

	Thirteen Weeks ended		Thirty-nine Weeks ended
(Amounts in tousandas, except per share amounts)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Reported net loss	$(14,059)	$(11,646)	$(26,837)	$(17,723)
Effect of goodwill amortization, net of income taxes	—	395	—	1,229

Adjusted net loss	(14,059)	(11,251)	(26,837)	(16,494)

Basic and diluted loss per share:
Reported net loss per share	$(0.35)	$(0.28)	$(0.66)	$(0.42)
Effect of goodwill amortization, net of income taxes per share	—	$0.01	—	$0.03

Adjusted net loss per share	$(0.35)	$(0.27)	$(0.66)	$(0.39)

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating SFAS No. 146 and the impact that its adoption will have on the consolidated financial statements. The Company does not expect the adoption of SFAS No.146 to have a material impact on the Company's results of operations and financial condition.

Note 7. Legal Proceedings

        On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot Music Inc., a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the condensed consolidated balance sheets as of November 2, 2002, February 2, 2002, and November 3, 2001. The Company filed an appeal in response to the decision. On August 16, 2002, the Third Circuit Court of Appeals affirmed the District Court's decision. The Company has the option to appeal to the United States Supreme Court by January 13, 2003. However, discussions are in process with the IRS to resolve this matter without further legal action. This recent decision does not impact the initial reserve which remains accrued as of November 2, 2002.

        In its second quarter ended August 3, 2002, the Company took a charge of $0.8 million for the settlement of claims made by the Attorneys General of 30 states for alleged anti-trust and price-fixing violations. The claims were settled without the admission of wrongdoing by the Company.

        The Company was named in a lawsuit filed in the US District Court in the State of Florida that was filed against a vendor the Company uses to produce its Listening and Viewing Stations ("LVS") which are used in the Company's stores. The suit alleges the LVS infringes upon the plaintiff's patents. The Company has reviewed the plaintiff's patent and is confident that there is no infringement.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2—Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

        Goodwill:    Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions, and is subject to a periodic impairment test, performed, at a minimum, on an annual basis (see note 6 of the notes to the condensed consolidated financial statements). The Company performs an analysis of the recoverability of goodwill using a discounted cash flow approach consistent with recently issued accounting standards.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 2002
Compared to the Thirteen Weeks Ended November 3, 2001

        Sales.    The Company's total sales decreased 8.1% to $251.2 million for the thirteen weeks ended November 2, 2002 compared to $273.4 million for the thirteen weeks ended November 3, 2001. The decrease was due to a combination of reduction in the number of stores in operation and a comparable store sales decrease of 5.4%.

        For the quarter, comparable store sales decreased 5.8% for mall stores and decreased 4.0% for freestanding stores. By merchandise category, comparable store sales decreased 20.1% in music; increased 35.3% in home video and video games; and increased 4.7% in the electronics, accessories and boutique categories.

        Gross Profit.    Gross profit, as a percentage of sales, increased to 32.9% in the thirteen weeks ended November 2, 2002 from 32.5% in the thirteen weeks ended November 3, 2001. The increase is due to margin improvements in the music category offset by a shift in the product mix towards lower margin categories including DVD and video games.

        Selling, General and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses were lower by $1.5 million or 1.3%, versus the prior year, due to lower store count and lower overhead costs, partially offset by a $5.5 million pre-tax write-down of an investment in Data Play, an unconsolidated affiliate. Data Play is a digital content recording and distribution media company that filed for bankruptcy under Chapter 11 during the quarter. SG&A expenses as a percentage of sales, increased to 43.1% for the thirteen weeks ended November 2, 2002 from 40.1% for the thirteen weeks ended November 3, 2001.

        Interest Expense.    Interest expense was $0.5 million for the thirteen weeks ended November 2, 2002 compared to $0.4 million for the thirteen weeks ended November 3, 2001.

        Income Tax Benefit.    The Company's income tax benefit was $11.9 million for the thirteen weeks ended November 2, 2002, compared to an income tax benefit of $9.5 million for the thirteen weeks ended November 3, 2001. The increase was due to an increase in the effective tax rate to 45.9% from 44.9% for the comparable period. The increased rate is due to an increase in the valuation allowance for deferred taxes related to loss on investments and state net operating losses and an increase in the Company's loss before income taxes.

        Net Loss.    The Company's net loss was $14.1 million for the thirteen weeks ended November 2, 2002, compared to a net loss of $11.6 million for the same period last year. The higher net loss is attributable to lower sales and to the write-down of an investment.

Thirty-nine Weeks Ended November 2, 2002
Compared to the Thirty-nine Weeks Ended November 3, 2001

        Sales.    The Company's total sales decreased 9.0% to $798.2 million for the thirty-nine weeks ended November 2, 2002 compared to $877.0 million for the thirty-nine weeks ended November 3, 2001. Comparable store sales decreased 6.0% for the period.

        For the thirty-nine weeks ended November 2, 2002, comparable store sales decreased by 6.2% in mall stores and 5.3% in free standing stores. By merchandise category, comparable store sales decreased 18.6% in music; increased 34.4% in home video and video games; and decreased 0.8% in the electronics, accessories and boutique categories.

        Gross Profit.    Gross profit, as a percentage of sales, was 33.1% for the thirty-nine week periods ended November 2, 2002 and November 3, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the thirty-nine weeks ended November 2, 2002 were lower by $9.7 million or 3.0%, versus the prior year, due to lower store count, partially offset by a $5.5 million write-down of an investment in Data Play, an unconsolidated affiliate. SG&A expenses as a percentage of sales, increased to 39.0% for the thirty-nine weeks ended November 2, 2002 from 36.6% for the thirty-nine weeks ended November 3, 2001 due to loss of leverage resulting from lower sales.

        Interest Expense.    Interest expense was $0.8 million for the thirty-nine weeks ended November 2, 2002, as compared to $0.5 million for the thirty-nine weeks ended November 3, 2001.

        Income Tax Benefit.    The Company's income tax benefit was $21.0 million for the thirty-nine weeks ended November 2, 2002, compared to an income tax benefit of $13.2 million for the thirty-nine weeks ended November 3, 2001. The increase was due to an increase in the effective tax rate to 43.9% from 42.7% in the comparable period. The increased rate is due to an increase in the valuation allowance for deferred taxes related to loss on investments and state net operating losses and an increase in the Company's loss before income taxes.

        Net Loss.    The Company's net loss was $26.8 million for the thirty-nine weeks ended November 2, 2002, compared to a net loss of $17.7 million for the same period last year. The higher net loss is attributable to lower sales and the effect of the write-down of an investment.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity.    The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of $20.6 million on November 2, 2002, compared to $254.9 million at the end of fiscal 2001.

        Cash used by operating activities was $216.7 million for the thirty-nine weeks ended November 2, 2002. The primary uses of cash were a $114.9 million seasonal reduction of accounts payable, and a $78.1 million increase in merchandise inventory. The Company's inventory and accounts payable are heavily influenced by the seasonality of its business, as further explained in Note 2 to the condensed consolidated financial statements. The reduction of accounts payable occurs annually in the first quarter, reflecting payments for inventory sold during the prior year's holiday season. Similarly, the increase in inventory occurs each year throughout the fall season and peaks during the holiday selling season. These cash uses are offset by a significant cash source in the fourth quarter from the increase in accounts payable and sales of inventory during the holiday season.

        Cash provided by financing activities was $15.6 million for the thirty-nine weeks ended November 2, 2002. The primary source of cash was $26.3 million in borrowings under the Company's revolving credit facility. The primary use of cash was $7.1 million for the purchase of 1.1 million shares of common stock under a program authorized by the Board of Directors, and $3.9 million for payments under capital leases.

        The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2003 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant. On November 2, 2002, the Company's outstanding balance under the revolving credit facility was $26.3 million, and $73.7 million was available for borrowing. The Company is compliant with all covenants or other requirements set forth in its credit agreements.

        Capital Resources.    During the first thirty-nine weeks ended November 2, 2002, the Company made capital expenditures of $32.4 million. The Company plans to spend between $40 million and $45 million, net of construction allowances, for capital expenditures in fiscal 2002. During the first thirty-nine weeks ended November 2, 2002, the Company opened or relocated 29 stores and closed 29 stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION

Item 4—Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms..

        (b)    Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(A) Exhibits—

Exhibit No	Description	Page No.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	18

(B) Reports on Form 8-K—

        A Form 8-K was filed on October 30, 2002 incorporating by reference Trans World Entertainment's October 28, 2002 press release announcing that the Company would take a charge in the third quarter on account of investments in an unconsolidated affiliate and setting forth the comments for the third quarter and the outlook for the year-end.

        Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 17, 2002	By:	/s/ ROBERT J. HIGGINS Robert J. Higgins Chairman and Chief Executive Officer (Principal Executive Officer)
December 17, 2002	By:	/s/ JOHN J. SULLIVAN John J. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Robert J. Higgins, Chairman and Chief Executive Officer of Trans World Entertainment Corporation (the "Company"), certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of the Company;

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

  (4)
  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  (5)
  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
  (6)
  The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 17, 2002

/s/ ROBERT J. HIGGINS Robert J. Higgins Chairman and Chief Executive Officer Trans World Entertainment Corporation

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John J. Sullivan, Executive Vice President and Chief Financial Officer of Trans World Entertainment Corporation (the "Company"), certify that:

  (1)
  I have reviewed this quarterly report on Form 10-Q of the Company;

  (2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;.

  (4)
  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  (5)
  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
  (6)
  The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 17, 2002

/s/ JOHN J. SULLIVAN John J. Sullivan Executive Vice President and Chief Financial Officer Trans World Entertainment Corporation

QuickLinks

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION Item 1—Financial Statements CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
RESULTS OF OPERATIONS Thirteen Weeks Ended November 2, 2002 Compared to the Thirteen Weeks Ended November 3, 2001
Thirty-nine Weeks Ended November 2, 2002 Compared to the Thirty-nine Weeks Ended November 3, 2001
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART I—FINANCIAL INFORMATION Item 4—Controls and Procedures
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART II—OTHER INFORMATION Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION