Form 10-K
period 2003-02-01
TRANS WORLD ENTERTAINMENT CORP
filed 2003-05-02
CIK 795212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003
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

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of April 25, 2003, 26,531,384 shares of the Registrant's Common Stock, excluding 15,105,432 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $3.51 on the NASDAQ National Market on April 25, 2003, was approximately $93,125,158. Shares of Common Stock held by the Company's controlling shareholder, who controls approximately 31.9% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder's control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

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

        The Company operates a chain of retail stores and an e-commerce site, in a single industry segment. It is one of the largest specialty retailers of music, video, DVD, video games, and related products in the United States. At February 1, 2003, the Company operated 855 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with the majority of its stores concentrated in the eastern half of the United States. The Company's business is seasonal in nature, with its peak selling period being the holiday season in its fourth fiscal quarter. Sales were $1.3 billion for its fiscal year ended February 1, 2003 (referred to herein as "2002").

        On October 30, 2000, the Company acquired certain assets and assumed certain liabilities and operating lease commitments of 112 stores from Wax Works, Inc. The acquisition was accounted for using the purchase method of accounting. The Company acquired the assets for $49.8 million, including merchandise inventory, fixed assets, leasehold interests and other current assets.

        On August 11, 2000, the Company acquired a majority interest in SecondSpin Inc. for $4.2 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting. SecondSpin Inc. operates an e-commerce site and six retail stores in Colorado and California that buy used CDs, videos and DVDs and sell new and used product.

        The Company's principal executive offices are located at 38 Corporate Circle, Albany, New York, 12203, and its telephone number is (518) 452-1242. The Company's website address is twec.com. The Company makes available its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and amendments to each) on their website as soon as is reasonably practical after they are filed with the SEC.

Store Concepts

  Mall Stores

        The Company branded its mall-based stores and its web site under a single, unified brand, FYE (For Your Entertainment) in the latter half of 2001. The effort was the result of an in-depth analysis of the changing entertainment marketplace and extensive customer research.

        The FYE brand positions the Company to broaden its customer base by creating a more relevant entertainment shopping experience and by differentiating FYE from its competition. The unified brand allows consumers nationwide to enjoy the FYE experience in every store, in every market and across every sales channel. The new brand also allows the Company to leverage its strength as the nation's largest music specialty retailer and realize economies from scale and opportunities to cross promote with other nationally branded companies.

        In 2002, the Company enhanced the FYE experience by installing listening and viewing stations ("LVS") in its mall stores. The LVS are industry-leading product sampling and selection tools designed to cultivate customer loyalty, increase sales and improve market share.

        At February 1, 2003, the Company operated 650 mall-based stores in three concepts.

Traditional FYE stores

        The traditional FYE mall store averages 5,600 square feet and carries a full complement of entertainment products. These stores are often the exclusive provider of music in regional malls. There were 614 traditional FYE stores at February 1, 2003.

Super FYE stores

        The super FYE concept carries the same merchandise categories as traditional FYE mall locations, but with a much broader and deeper assortment. This concept is designed to be a semi-anchor or destination location in major regional malls. There were 16 super FYE stores at February 1, 2003 that averaged 23,900 square feet.

Saturday Matinee stores

        The Saturday Matinee stores specialize in the sale of video products and related accessories. They are located in large, regional shopping malls and average 2,300 square feet in size. The Company operated 20 Saturday Matinee stores at February 1, 2003.

  Freestanding Stores

        The Company's freestanding store category included 204 stores at February 1, 2003, which operate under the brand names of Coconuts, Strawberries or Spec's Music. They carry a full complement of entertainment products and are designed for freestanding, strip center and downtown locations. The freestanding stores average approximately 5,100 square feet in size.

        The Company also operates a single Planet Music store, a 31,400 square foot freestanding superstore in Virginia Beach, VA. The store offers an extensive catalog of music, video and related merchandise.

Merchandise

        The Company's stores offer a broad assortment of entertainment products in mall-based and freestanding locations. The offering is predominantly entertainment software, including music, video and video games.

        Music.    The Company's stores offer a wide range of compact discs, audio cassettes and singles across all music genres. Its stores offer new releases from current artists as well as an extensive catalog of music from past periods and artists.

        Video.    The Company offers videocassettes and DVDs for sale in all of its stores. In 2002, DVD sales increased to 73% of the Company's total video sales from 61% in 2001. The Company plans to continue to capitalize on the growth of the DVD format by making it increasingly available in its stores, while continuing to offer a compelling VHS assortment.

        Video Games.    The Company offers video game hardware and software in most of its stores. During 2002, video game sales were positively impacted by the release of new hardware platforms including Microsoft's XBox and Nintendo's GameCube in November 2001. Management expects to continue to increase sales in this category.

        Other Merchandise.    The stores also offer items relating to the use, care and storage of its entertainment software products, along with boutique and electronic products.

        Sales by merchandise category as a percent of total sales for the three years ended February 1, 2003 were as follows:

	February 1, 2003	February 2, 2002	February 3, 2001
Music:
Compact discs	55.7%	62.2%	66.6%
Audio cassettes	2.8	4.6	6.9
Singles	0.4	0.9	1.6

Total Music	58.9	67.7	75.1

Video:
VHS	6.7	7.6	8.5
DVD	17.8	11.7	6.0

Total Video	24.5	19.3	14.5

Video games	6.1	4.1	2.3
Other	10.5	8.9	8.1

Total	100.0%	100.0%	100.0%

Advertising

        The Company makes extensive use of in-store signs in its mall and freestanding stores. It also pursues a mass-media marketing program primarily for its freestanding stores, including newspaper, radio, and television. Many vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise.

Industry and Competitive Environment

        The retail home entertainment industry is highly competitive. The Company's retail stores compete with other specialty retail music and video chains (e.g. Sam Goody, Wherehouse Entertainment, Tower Records), as well as mass merchants (e.g. Wal-Mart, K-Mart, Target), book stores (e.g. Barnes & Noble, Borders) and consumer electronics stores (e.g. Best Buy, Circuit City), some of which may have greater financial or other resources than the Company. The Company also competes with mail order clubs (e.g. BMG Music, Columbia House) and Internet companies (e.g. Amazon.com).

        Compact disc sales decreased in 2001 for the first time since the format was introduced and continued to decline in 2002 according to "The Recording Industry Association of America 2002 Year-End Statistics". The decrease was largely attributable to the increase in the unauthorized duplication of music, lack of new product, the abandonment of the singles format by manufacturers, and competition from other entertainment categories.

        The cassette and singles formats continued to decline in 2002. The Company expects the trend in cassettes to continue, as consumers move away from this format, and accordingly, it is reducing the amount of retail space allocated to this category. The singles category has been hampered by the lack of product offered by manufacturers.

        The video industry has experienced significant growth with increased sales of the DVD format. The growth in this format has more than offset the corresponding decline in the VHS (videocassette) category for the industry and for the Company. According to statistics from "Veronis Suhler Stevenson Communications Industry Forecast—Entertainment", the compounded annual growth for rental and retail sales of DVD's from 2001-2006 is expected to be 28% and total spending on DVD's is expected to grow by about 36% in 2003.

        The video game industry has also experienced significant growth in 2002, benefiting from the growing popularity of gaming and the release of new hardware platforms in the latter half of 2001. According to statistics from "Veronis Suhler Stevenson Communications Industry Forecast—Entertainment", the total spending on video-game console software market is expected to grow by about 13% in 2003.

        The Company has implemented plans to address the changing entertainment retail environment. These plans include the continued building of its national brand, FYE. The Company branded its mall-based stores and its web site under the FYE name in the latter half of fiscal 2001, looking to broaden its customer base by creating a more relevant entertainment shopping experience and differentiating FYE from the competition. Furthermore, in 2002, the Company installed listening and viewing stations, or LVS, in all mall stores. The LVS is an industry-leading product sampling and selection tool designed to cultivate customer loyalty, drive sales and build market share. Additionally, the Company continues to diversify its product offering to expand the DVD and video game categories, while at the same time, maximizing its share of the music market through its brand and technology initiatives.

Seasonality

        The Company's business is highly seasonal, with the fourth quarter constituting the Company's peak selling period. In 2002, the fourth quarter accounted for approximately 38% of annual sales. In anticipation of increased sales activity during these months, the Company purchases substantial amounts of inventory and hires a significant number of temporary employees to supplement its permanent store sales staff. If, for any reason, the Company's net sales were below seasonal norms during the fourth quarter, the Company's operating results, particularly operating and net income, could be adversely affected. Quarterly results can be affected by the timing of new product releases, disruption in merchandise flow, new store openings and the sales performance of existing stores.

Distribution and Merchandise Operations

        The Company operates two distribution facilities located in Albany, New York and North Canton, Ohio. Store inventories are replenished using daily sales information transmitted to the Company's central management information system. Shipments from the distribution facilities to the Company's stores are made at least once a week and currently provide approximately 77% of all merchandise requirements. The balance of the stores' requirements is satisfied through direct shipments from vendors.

        Company-owned trucks service approximately 259 of the Company's stores. The remaining stores are serviced by common carriers chosen on the basis of geography and rate considerations. The Company's sales volume and centralized merchandise distribution facilities allows it to take advantage of transportation economies.

        The Company believes that its existing distribution facilities are adequate to meet the Company's planned business needs.

Suppliers and Purchasing

        The Company purchases inventory from approximately 860 suppliers. Approximately 60% of purchases in 2002 were made from five suppliers: WEA (Warner/Electra/Atlantic Corp.), Sony Music, Universal Distribution, BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution). The Company does not have material long-term purchase contracts and deals with its suppliers principally on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will retain access to adequate sources of supply.

        The Company produces its own store fixtures at a facility located in Johnstown, New York. The Company believes that its costs of production are lower than purchasing the store fixtures from an outside provider.

Trade Customs and Practices

        Under current trade practices with large suppliers, retailers of music and video products are entitled to return merchandise they have purchased for other titles carried by the suppliers. This return practice permits the Company to carry a wider selection of titles and reduces the risk of inventory obsolescence. Four of the five largest music suppliers charge a related merchandise return penalty. Most manufacturers and distributors of video products do not typically charge a return penalty. Merchandise return policies have not changed significantly during the past five years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

        As of February 1, 2003, the Company employed approximately 8,700 employees, of whom 3,600 were employed on a full-time basis. All other employees were employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company enjoys favorable relations with its employees.

Retail Information Systems

        The Company continually assesses its information system needs to increase efficiency, improve decision-making and support growth. It utilizes primarily IBM AS400 technology to run its management information systems, including merchandising, distribution and accounting. Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

        The Company's point of sale and merchandising systems allow for and utilize the daily reporting of sales, inventory and gross margin by store and by SKU and include enhanced inventory management functions to track vendor returns and other inventory movement.

        The Company uses a broadband communication network in its stores to provide data transmission to centralized computer operations, streamlined customer checkout procedures (i.e. credit authorization) and the transmission of content for its in-store listening and viewing stations. It further provides for the capability to implement digital distribution in stores.

Item 2. PROPERTIES

Retail Stores

        At February 1, 2003, the Company operated 855 retail stores. All stores are operated under operating leases with various terms and many provide for renewal options. Substantially all of the stores provide for payment of fixed monthly rentals and expenses for maintenance, property taxes, insurance and utilities. Many stores also provide for added rent based on a percentage of gross receipts of the store in excess of specified sales levels. The following table lists the number of leases due to expire (assuming no renewal options are exercised) in each of the fiscal years shown, as of February 1, 2003:

Year	No. of Leases	Year	No. of Leases
2003	199	2007	95
2004	168	2008	84
2005	83	2009	69
2006	49	2010 and beyond	108

        The Company expects that as these leases expire, it will be able either to obtain renewal leases, if desired, or to obtain leases for other suitable locations.

Corporate Offices and Distribution Center Facilities

        The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chief Executive Officer under three capital lease arrangements that extend through the year 2015. These leases are at fixed rentals with provisions for biennial increases based upon increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 40,300 square feet and the distribution center portion is approximately 128,100 square feet. The Company owns a 236,600 square foot distribution center with 59,200 square feet of adjacent office space in North Canton, Ohio.

        The Company leases an 82,000 square foot facility in Johnstown, New York, where it manufactures the majority of its store fixtures. The operating lease expires in December 2003 and contains an option to renew for three years. The Company also leases 15,000 square feet of commercial office space in Albany, New York that expires at the end of 2003.

Item 3. LEGAL PROCEEDINGS

        On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, acquired in April 1999. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot Music Inc., a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheets as of February 1, 2003 and February 2, 2002. The Company filed an appeal in response to the decision. On August 16, 2002, the Third Circuit Court of Appeals affirmed the District Court's decision. The Company has exhausted its right to appeal and discussions are currently in process to settle this obligation.

        In the second quarter ended August 3, 2002, in order to avoid costly litigation, the Company took a charge of $0.8 million for the settlement of claims made by the Attorneys General of 30 states for alleged anti-trust and price-fixing violations. The claims were settled without the admission of wrongdoing by the Company.

        The Company was named in a lawsuit filed in the United States District Court in the State of Florida that was filed against a vendor the Company uses to produce its LVS which are used in the Company's stores. The suit alleges the LVS infringes upon the plaintiff's patents. On March 20, 2003, Trans World Entertainment was dismissed as a defendant in this suit.

        On March 3, 2003, the Company filed a complaint in the United States District Court in the Northern District of New York against Fullplay Media Systems, Inc. ("Fullplay"). The action against Fullplay by the Company was for breach of contract and misappropriation of trade secrets in the design and development of its LVS. Under a non-disclosure agreement with the Company, Fullplay was obligated to keep confidential the Company's proprietary information relating to the LVS and not make use whatsoever at any time of such proprietary information except for purposes related to Fullplay's contractual obligations to develop the LVS for the Company. On March 7, 2003, Fullplay filed a complaint against the Company asserting breaches of two other agreements between the parties. On March 19, 2003, Fullplay filed a voluntary petition for a Chapter 11 bankruptcy in the United States Bankruptcy Court for Western District of Washington. The effect of the filing is that the Company's suit against Fullplay in the United States District in the Northern District of New York has been stayed.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 1, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information.    The Company's Common Stock trades on the NASDAQ Stock Market under the symbol "TWMC." As of April 25, 2003, there were approximately 542 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 4, 2001 through April 25, 2003.

	Closing Sales Prices
	High	Low
2002
1st Quarter	$9.25	$7.28
2nd Quarter	$8.23	$4.82
3rd Quarter	$5.55	$2.65
4th Quarter	$4.59	$3.13
2001
1st Quarter	$9.88	$8.02
2nd Quarter	$9.51	$7.13
3rd Quarter	$8.80	$7.51
4th Quarter	$8.49	$6.99
2003
1st Quarter (through April 25, 2003)	$3.68	$2.30

        On April 25, 2003, the last reported sale price on the Common Stock on the NASDAQ National Market was $3.51.

        Options for the Company's Common Stock trade on the Chicago Board Options Exchange.

        Dividend Policy:    The Company has never declared any dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. Any dividend would be restricted to ten percent of the most recent fiscal year's consolidated net income and could only be paid if, after any payment of dividends, the Company maintains $25 million in availability under the credit agreement. Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company's credit agreement and other factors the Company's Board of Directors may consider.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected income statement and balance sheet data for the five fiscal years ended February 1, 2003 from the Company's audited consolidated financial statements. Each fiscal year of the Company consisted of 52 weeks, except the fiscal year ended February 3, 2001, which consisted of 53 weeks. All share and per share amounts have been adjusted for stock splits. The information should be read in conjunction with the Company's audited consolidated financial statements and related notes and other financial information included herein, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999
	(in thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales	$1,281,869	$1,388,032	$1,414,589	$1,358,132	$1,282,385
Cost of sales	815,071	935,256	917,354	858,588	796,311

Gross profit	466,798	452,776	497,235	499,544	486,074
Selling, general and administrative expenses	465,893	422,737	416,990	371,998	372,886
Camelot merger-related costs(1)	—	—	—	25,473	—
Asset impairment charge and restructuring charge (reversal), net(2)	40,914	—	—	—	1,537

Income (loss) from operations	(40,009)	30,039	80,245	102,073	111,651
Interest expense	2,349	2,477	3,128	3,496	4,989
Other expenses (income), net	(1,231)	(2,120)	(6,543)	(4,086)	(2,221)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(41,127)	29,682	83,660	102,663	108,883
Income tax expense (benefit)	(9,341)	12,891	43,510	41,270	47,873

Income (loss) before cumulative effect of change in accounting principle	(31,786)	16,791	40,150	61,393	61,010
Cumulative effect of change in accounting principle, net of income taxes(3)	(13,684)	—	—	—	—

Net income (loss)	$(45,470)	$16,791	$40,150	$61,393	$61,010

Basic earnings (loss) per share:
Earnings (loss) per share before the cumulative effect of change in accounting principle	$(0.79)	—	—	—	—
Cumulative effect of change in accounting principle	$(0.34)	—	—	—	—

Basic earnings (loss) per share	$(1.13)	$0.40	$0.84	$1.17	$1.19

Weighted average number of shares outstanding—basic	40,224	41,938	47,597	52,457	51,105

Diluted earnings (loss) per share:
Earnings (loss) per share before the cumulative effect of change in accounting principle	$(0.79)	—	—	—	—
Cumulative effect of change in accounting principle	$(0.34)	—	—	—	—

Diluted earnings (loss) per share	$(1.13)	$0.39	$0.83	$1.15	$1.14

Weighted average number of shares outstanding—diluted	40,224	42,553	48,498	53,354	53,530
Proforma amounts assuming new accounting principle was applied retroactively:
Net income as reported	—	$16,791	$40,150	$61,393	$61,010
Proforma net income	—	$18,398	$38,687	$58,730	$58,167
Per share amounts:
Basic earnings per share as reported	—	$0.40	$0.84	$1.17	$1.19
Proforma basic earnings per share	—	$0.44	$0.81	$1.12	$1.14
Diluted earnings per share as reported	—	$0.39	$0.83	$1.15	$1.14
Proforma diluted earnings per share	—	$0.43	$0.80	$1.10	$1.09

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999
	(in thousands, except per share and store data)
BALANCE SHEET DATA: (at the end of the period)
Total assets	$803,396	$935,418	$1,002,002	$956,410	$798,610
Current portion of Long-term obligations	1,640	4,711	5,702	5,311	4,802
Long-term obligations	7,860	9,500	13,767	19,461	36,065
Shareholders' equity	392,104	448,066	448,822	494,173	432,376
OPERATING DATA:
Store count (open at end of period):
Mall stores	650	686	755	723	741
Freestanding stores	205	216	229	244	247
Total stores	855	902	984	967	988
Comparable store sales increase/(decrease) (4)	(5.0%)	(2.7%)	0.2%	2.0%	3.7%
Total square footage (in thousands)	4,944	5,076	5,322	4,913	4,693

1.
The Camelot merger-related costs included the write-off of the book value of retired assets, professional fees associated with the completion of the merger, severance costs, joint proxy printing and distribution costs, and regulatory filing fees.

2.
The Company recorded a non-cash goodwill impairment charge in fiscal 2002 related to Statement of Financial Accounting Standard (SFAS) No. 142, concerning the accounting for goodwill. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. The asset impairment charge and restructuring charge (reversal), net, during the year ended January 30, 1999, included an asset impairment charge of $3.7 million to write down the carrying amount of certain fixed assets at stores, primarily leasehold improvements, and the one-time reversal of the remaining balance of $2.2 million in the store closing reserve originally established during the fiscal year ended February 3, 1996.

3.
The Company adopted guidance relating to the Financial Accounting Standards Board's Emerging Issues Task Force Statement No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", effective as of the beginning of fiscal 2002, resulting in a one-time, non-cash, after-tax charge of $13.7 million, which was classified as a "cumulative effect of a change in accounting principle". This new practice has the effect of increasing selling, general and administrative expenses and increasing gross profit. For additional discussion regarding the cumulative effect of the change in accounting principle, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Selling, General and Administrative Expenses and to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

4.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, store closing costs, impairment of long-lived assets, goodwill, provision for income taxes, and accounting for vendor allowances. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of our significant accounting policies, the following may involve a higher degree of judgment or complexity:

        Merchandise Inventory and Return Costs:    Inventory is stated at the lower of cost or market as determined by the average cost method. Inventory valuation requires significant judgment and estimates, including merchandise markdowns, obsolescence and provision for inventory shrink. The provision for inventory shrink is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Such estimates are based on historical results and trends, and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly. The Company records inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.

        The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records merchandise return charges in cost of sales.

        Store Closing Costs:    Based on an overall analysis of store performance and expected trends, management periodically evaluates the closing of underperforming stores. For exit activities related to store closings subsequent to December 31, 2002, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". For exit activities prior to December 31, 2002, reserves are established for store closing costs at the date of the Company's commitment to an exit plan in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". Two key assumptions in calculating the reserve include the time frame expected to terminate lease agreements and estimations of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted when necessary.

        Impairment of Long-Lived Assets:    The Company accounts for fixed assets and other long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on February 3, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

        Goodwill:    Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions. Effective February 3, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer amortized. Rather, goodwill is now subject to a periodic impairment test performed, at a minimum, on an annual basis. If the carrying value of goodwill exceeds its fair value, an impairment loss shall be recognized. The Company does not have any other intangible assets subject to the provisions of SFAS No. 142.

        The Company tested goodwill pursuant to SFAS No. 142 as of the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002. This impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002. Based on this trend, the earnings forecasts of the Company were revised. Given the current retail music industry conditions, including CD piracy, management lowered its near-term expectations for its business resulting in the impairment charge. The current fair values of the Company's reporting units were based on the present expectations for these businesses. A discounted cash flow model based upon the Company's weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company's reporting units for purposes of testing goodwill impairment.

        Prior to February 3, 2002, goodwill was amortized on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The amortization period was determined by taking into consideration the following factors: the critical market position and establishment of brand names; the combined store mass; the amortization periods generally used in the retail music business; the highly competitive nature of the business including emerging forms of competition; and the overall history of profitability of the acquired businesses. Goodwill, as well as the related amortization periods, were periodically evaluated to determine whether events or circumstances warranted adjustments to these amounts or useful lives. The Company assessed the recoverability of goodwill using a cash flow approach consistent with the Company's analysis of impairment of long-lived assets under SFAS No. 121.

        Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

        Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. Valuation allowances are recorded against deferred tax assets if, based upon management's estimates of realizability, it is more likely than not that some portion or all of these deferred tax assets will not be realized. For additional discussion regarding income taxes, refer to Note 6 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

        Accounting for Vendor Allowances:    In accordance with guidance issued by the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force in March 2003 regarding the accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are to be recognized as a reduction in cost of goods sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor's products.

        In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice will change the timing of recognizing allowances in net earnings and will have the effect of reducing inventory and related cost of sales.

        The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, which is net of income taxes of $8.9 million, which was classified as a "cumulative effect of a change in accounting principle". For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain income (loss) and expense items as a percentage of sales:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Sales	100.0%	100.0%	100.0%
Gross profit	36.4%	32.6%	35.2%
Selling, general and administrative expenses	36.3%	30.5%	29.5%
Goodwill impairment charge	3.2%	—	—
Income (loss) from operations	(3.1)%	2.1%	5.7%
Interest expense	0.2%	0.2%	0.2%
Other expenses (income), net	(0.1)%	(0.2)%	(0.4)%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3.2)%	2.1%	5.9%
Income tax expense (benefit)	(0.7)%	0.9%	3.1%

Income (loss) before cumulative effect of change in accounting principle	(2.5)%	1.2%	2.8%

Cumulative effect of change in accounting principle, net of income taxes	(1.0)%	—	—

Net income (loss)	(3.5)%	1.2%	2.8%

Change in comparable store sales	(5.0)%	(2.7)%	0.2%

Fiscal Year Ended February 1, 2003 ("2002")
Compared to Fiscal Year Ended February 2, 2002 ("2001")

        Sales.    The Company's sales decreased $106.2 million, or 7.6%, from 2001. The decrease was attributable to a comparable store sales decrease of 5.0% and a net reduction in the average number of stores open over the course of the year from 943 in 2001 to 878 in 2002.

        For 2002, comparable store sales decreased 5.0% for mall stores and 4.6% for freestanding stores. By merchandise category, comparable store sales decreased 16.8% in music, increased 19.9% in video, increased 37.3% in video games and increased 10.5% in other merchandise categories. The decrease in music reflected the impact of an industry wide decrease in CD sales. The increase in comparable sales for video was driven by DVD sales and the increase in the games category was the result of the devotion of more space to and expansion of the category.

        Gross Profit.    Gross profit for 2002 was $466.8 million compared to $452.8 million in 2001. The increase was primarily the result of the reclassification of certain, net vendor rebates of $48.3 million in accordance with guidance issued by FASB's EITF No. 02-16 (See Note 2 of Notes to the Consolidated Financial Statements). Without the effect of the reclassification of vendor allowances, gross profit as a percentage of sales, was the same as last year at 32.6%. Including the reclassification of vendor allowances, gross profit as a percentage of sales was 36.4% in 2002.

        Selling, General and Administrative Expenses ("SG&A").    SG&A increased by $43.1 million in 2002 from $422.7 million in 2001 and as a percentage of sales, SG&A increased to 36.3% in 2002 from 30.5% in 2001. The increase can be attributed to the reclassification of certain net vendor rebates in accordance with guidance issued by FASB's EITF No. 02-16 (See Note 2 of Notes to the Consolidated Financial Statements). The effect of the reclassification of vendor rebates increased SG&A by

$49.9 million or 3.9% of sales in 2002. Furthermore, in 2002, the Company recorded charges of $5.5 million and $3.8 million, for the write down of certain investments deemed impaired.

        Goodwill Impairment Charge. The Company performed an annual review of its goodwill balances in accordance with the provisions of SFAS No. 142 and determined that the entire recorded goodwill of $40.9 million was impaired. The impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002. Based on this trend, the earnings forecasts of the Company were revised. The current fair values of the Company's reporting units were based on the present expectations for these businesses in light of recent sales trends and the current business environment, including a slowdown in the retail music industry. A discounted cash flow model based upon the Company's weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company's reporting units for purposes of testing goodwill impairment. Accordingly, the Company took a non-cash impairment charge to operations of $40.9 million. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

        Interest Expense.    Interest expense was $2.3 million in 2002 and $2.5 million in 2001.

        Other Expenses (Income), Net.    Other income, net decreased to $1.2 million in 2002 from $2.1 million in 2001. The decrease was due to lower interest income due to lower average invested cash balances during the year and lower interest rates.

        Income Tax Expense (Benefit).    For 2002, the Company recorded an income tax benefit at an effective rate of 22.7%. The effective income tax benefit rate for 2002 was adversely impacted by an increase in the valuation allowance for deferred taxes related to the goodwill impairment charge, losses from investments and the realizability of state operating loss carryforwards, as well as the Company's loss before income tax expense (benefit). See Note 6 of Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to the Company's effective income tax rate.

        Cumulative Effect of Change in Accounting Principle.    The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002 in accordance with EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, resulting in a one-time, non-cash charge of $13.7 million, which is net of income taxes of $8.9 million, which was classified as a "cumulative effect of a change in accounting principle". For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

        In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice will change the timing of recognizing allowances in net earnings and will have the effect of reducing inventory and related cost of sales.

        Net Income (Loss).    The Company's net loss was $45.5 million including the effect of the one time, non-cash charges relating to the cumulative effect of change in accounting principle of $13.7 million and goodwill impairment charge of $40.9 million as discussed above, compared to a net income of $16.8 million in 2001. The net loss in 2002 is attributable to lower sales, the write-off of investments in two unconsolidated affiliates as discussed above in SG&A, the non-cash goodwill impairment charge and the cumulative effect of change in accounting principle. For additional discussion regarding the impairment charge and the non-cash charge arising from the cumulative effect of change in accounting principle, refer to Notes 1 and 2, respectively, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Fiscal Year Ended February 2, 2002 ("2001")
Compared to Fiscal Year Ended February 3, 2001 ("2000")

        Sales.    The Company's sales decreased $26.6 million, or 1.9%, from 2000. Comparisons of 2001 and 2000 are affected by an additional week of results in the 2000 reporting year. The Company's fiscal year ends on the Saturday nearest to January 31, and therefore, a fifty-third week is added every five or six years. The decrease was attributable to a decrease in the number of weeks in the fiscal year, as the fifty-third week in 2000 added estimated sales of $23.7 million. The decrease was also attributable to a comparable store sales decrease of 2.7% and a decrease of approximately 246,000 square feet of retail selling space through the closing of 101 stores, which was partially offset by the opening of 35 stores, 16 of which were relocations of existing stores.

        For 2001, comparable store sales decreased 3.8% for mall stores and increased 0.9% for freestanding stores. By merchandise category, comparable store sales decreased 12.7% in music, increased 35.3% in video, increased 75.9% in video games and increased 11.8% in other merchandise categories. The increase in comparable sales for video was driven by DVD sales and the increase in comparable sales for other merchandise categories was driven by electronics sales. The decrease in music reflected the impact of an industry-wide decrease in CD sales.

        Gross Profit.    Gross profit, as a percentage of sales, decreased to 32.6% in 2001 from 35.2% in 2000 primarily as a result of declining sales in the higher margin music categories, increased sales in the lower margin DVD and video games categories, and increased promotional pricing.

        Selling, General and Administrative Expenses ("SG&A").    SG&A, as a percentage of sales, increased to 30.5% in 2001 from 29.5% in 2000. The increase can be attributed to increased spending on strategic initiatives including the unified branding of mall stores and e-commerce development. Total spending included in SG&A for these initiatives was $15.9 million.

        Interest Expense.    Interest expense was $2.5 million in 2001 and $3.1 million in 2000.

        Other Expenses (Income), Net.    Other income, net decreased to $2.1 million in 2001 from $6.5 million in 2000. The decrease was due to lower interest income from lower average cash balances during the year and lower interest rates on invested balances.

        Income Tax Expense.    The effective income tax rate was 43.4% in 2001, as compared to 52.0% in 2000. Included in income tax expense for 2000 was an $11.0 million charge, resulting from a court decision which disallowed interest expense deductions related to corporate-owned life insurance policies. Excluding the charge, the Company's effective tax rate was 38.9% in 2000. The effective income tax rate for 2001 was adversely impacted by an increase in the valuation allowance for deferred taxes related to losses from investments as well as a decrease in the Company's income before income tax expense. See Note 6 of Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to the Company's effective income tax rate.

        Net Income.    In 2001, the Company's net income decreased to $16.8 million, compared to a net income of $40.2 million in 2000. The decrease in net income is attributable to lower gross margins and higher SG&A expenses.

        The fifty-third week in 2000 increased operating income by an estimated $4.0 million and net income by an estimated $2.5 million, or $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity and Capital Resources.    The Company's primary sources of working capital are cash flows provided by operations and borrowing capacity under its revolving credit facility. The Company ended 2002 with cash balances of approximately $197.0 million, compared to $254.9 million at the end of 2001.

        Cash used by operating activities were $1.8 million in 2002 compared to cash provided from operating activities of $72.6 million in 2001. The decrease was due to a net loss in 2002 versus net income in 2001 and a reduction in inventory of $8.4 million in 2002 versus a reduction of $66.6 million in 2001. Accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory) decreased to 86.5% as of February 1, 2003 compared with 92.6% as of February 2, 2002. The reduction in leverage was due to the timing of merchandise purchases during the year flowing the holiday merchandise into the chain sooner, causing the payments to be due before year-end versus after year-end as was the case in 2001.

        Cash used in investing activities was $40.4 million in 2002, as compared to $57.8 million in 2001. In 2002 and 2001, the primary use of cash was $40.3 million and $51.1 million, respectively, for the acquisition of fixed assets.

        Cash used in financing activities was $15.8 million in 2002, as compared to $24.9 million in 2001. In 2002 and 2001, the primary use of cash was $11.3 million and $20.2 million, respectively, to repurchase outstanding shares of the Company's Common Stock under programs authorized by the Board of Directors. As of February 1, 2003, the Company had purchased all of the 15 million shares authorized by the Board of Directors under three separate share repurchase programs of 5 million shares each.

        The Company has a three-year, $100 million secured, revolving credit facility with Congress Financial Corporation that expires in July 2003, and thereafter renews on a year-to-year basis, unless terminated by the bank or the Company pursuant to provisions in the agreement. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant. As of February 1, 2003 and February 2, 2002, the Company did not have any borrowings outstanding under the facility, and $100 million was available. Interest expense was $2.3 million in 2002, of which $1.8 million was for capital leases. Interest expense was $2.5 million in 2001, of which $2.1 million was for capital leases.

        The Company has a commitment from Congress Financial Corporation to extend the term of its existing $100 million credit facility through July 2006, under the same terms and conditions, and expects to have a definitive agreement completed in May 2003.

        Capital Expenditures.    The majority of the Company's capital expenditures in 2002 was for technology in the stores and online to improve customer service. The investment included the installation of listening and viewing stations, and continued enhancement of its Web site "fye.com". The investment in technology was $22 million. In 2001, the Company spent $12 million on technology and $10 million on the rebranding of its mall stores. The remainder of the Company's capital expenditures in 2002 was for new stores and the relocation of existing stores. The Company typically finances its capital expenditures through cash generated from operations. The Company may also receive financing from landlords in the form of construction allowances or rent concessions. Total capital expenditures were approximately $40.3 million in 2002.

        In 2003, the Company plans to spend approximately $30.0 million, net of construction allowances, for additions to fixed assets.

        Contractual Obligations and Commitments.    As more fully discussed in Note 11 of Notes to the Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

        The following table summarizes the Company's contractual obligations at February 1, 2003, and the effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands).

Contractual Obligation	2003	2004- 2005	2006- 2007	2008 and Beyond	Total
Operating lease obligations	$108,425	$170,475	$125,740	$182,002	$586,642
Capital lease obligations(1)	3,188	3,746	3,554	13,618	24,106

Total	$111,613	$174,221	$129,294	$195,620	$610,748

(1)
Includes $14.6 million in interest.

        Seasonality.    The Company's business is highly seasonal, with the highest sales and earnings occurring in the fourth fiscal quarter. See Note 12 of Notes to the Consolidated Financial Statements for quarterly financial highlights.

        Recently Issued Accounting Pronouncements.    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation that results from the acquisition, construction, development and/(or) normal use of the assets as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 also requires the Company to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for the quarter ending May 3, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company was required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. Management anticipates that the adoption of this Interpretation will not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In March 2003, the EITF reached consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. According to EITF No. 02-16, vendor allowances are to be recognized as a reduction in cost of goods sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor's products.

        In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice will change the timing of recognizing allowances in net earnings and will have the effect of reducing inventory and related cost of sales.

        The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, which is net of income taxes of $8.9 million, which was classified as a "cumulative effect of a change in accounting principle". For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" after its adoption.

        The Company tested goodwill pursuant to SFAS No. 142 as of the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. As of February 1, 2003, the Company had no remaining unamortized goodwill after the impairment charge or intangible assets which are subject to the provisions of SFAS No. 142. Amortization expense related to goodwill was $0, $2.9 million and $2.3 million for 2002, 2001 and 2000, respectively. For additional discussion regarding the accounting for goodwill, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

        Dividend Policy.    The Company has never declared or paid cash dividends on its Common Stock. The Company's credit agreement currently allows the Company to pay a cash dividend once in each calendar year. These dividends are restricted to ten percent of the most recent fiscal year's consolidated net income and can only be paid if, after any payment of dividends, the Company maintains $25 million of availability under the credit agreement. Any future determination as to the payment of dividends would depend upon capital requirements and limitations imposed by the Company's credit agreement and such other factors as the Board of Directors may consider.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. Information about the fair value of financial instruments is included in Note 1 of Notes to the Consolidated Financial Statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The index to the Company's Consolidated Financial Statements is included in Item 15, and the consolidated financial statements follow the signature page to this Annual Report on Form 10-K.

        The quarterly results of operations are included herein in Note 12 of Notes to the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)
  Identification of Directors

        Incorporated herein by reference is the information appearing under the captions "Election of Directors" and "Board of Directors Meetings and Its Committees" in the Company's definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 1, 2003.

  (b)
  Identification of Executive Officers

        Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 1, 2003.

Item 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 1, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 1, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference is the information appearing under the caption "Executive Officers and Compensation" in the Company's definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 1, 2003.

Item 14. CONTROLS AND PROCEDURES

        (a)  Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b)  Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a) (1) Financial Statements

        The consolidated financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

15(a) (2) Financial Statement Schedules

        None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

15(a) (3) Exhibits

        Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

15(b) Reports on Form 8-K

        Not applicable.

15(c) Exhibits

        Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

15(d) Other Financial Statements

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION
Date: May 2, 2003	By:	/s/ ROBERT J. HIGGINS Robert J. Higgins Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. HIGGINS (Robert J. Higgins)	Chairman and Chief Executive Officer and President (Principal Executive Officer)	May 2, 2003
/s/ JOHN J. SULLIVAN (John J. Sullivan)	Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer) and Secretary	May 2, 2003
/s/ DEAN S. ADLER (Dean S. Adler)	Director	May 2, 2003
/s/ GEORGE W. DOUGAN (George W. Dougan)	Director	May 2, 2003
/s/ MARTIN E. HANAKA (Martin E. Hanaka)	Director	May 2, 2003
/s/ ISAAC KAUFMAN (Isaac Kaufman)	Director	May 2, 2003
/s/ DR. JOSEPH G. MORONE (Dr. Joseph G. Morone)	Director	May 2, 2003
/s/ MICHAEL B. SOLOW (Michael B. Solow)	Director	May 2, 2003

TRANS WORLD ENTERTAINMENT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of KPMG LLP
Independent Auditors

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

        We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended February 1, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in notes 1 and 2 to the consolidated financial statements, the Company changed its methods of accounting for goodwill and vendor allowances, respectively, effective February 3, 2002.

                      /s/ KPMG LLP

Albany, New York
March 20, 2003

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 1, 2003	February 2, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,050	$254,943
Accounts receivable	10,191	8,244
Merchandise inventory	378,005	409,067
Prepaid expenses and other	5,482	6,780
Deferred taxes	4,977	—

Total current assets	595,705	679,034

FIXED ASSETS, net	155,417	160,430
DEFERRED TAXES	40,667	32,977
GOODWILL	—	40,914
OTHER ASSETS	11,607	22,063

TOTAL ASSETS	$803,396	$935,418

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$326,959	$378,902
Income taxes payable	13,418	26,003
Accrued expenses and other	35,060	34,276
Deferred taxes	—	6,160
Current portion of capital lease obligations	1,640	4,711

Total current liabilities	377,077	450,052

CAPITAL LEASE OBLIGATIONS, less current portion	7,860	9,500
OTHER LIABILITIES	26,355	27,800

TOTAL LIABILITIES	411,292	487,352

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,046,595 shares and 53,929,348 shares issued in 2002 and 2001, respectively)	540	539
Additional paid-in capital	287,402	286,767
Unearned compensation—restricted stock	(116)	(280)
Treasury stock at cost (15,105,432 and 12,884,752 shares in 2002 and 2001, respectively)	(129,103)	(117,811)
Retained earnings	233,381	278,851

TOTAL SHAREHOLDERS' EQUITY	392,104	448,066

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$803,396	$935,418

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Sales	$1,281,869	$1,388,032	$1,414,589
Cost of sales	815,071	935,256	917,354

Gross profit	466,798	452,776	497,235
Selling, general and administrative expenses	465,893	422,737	416,990
Goodwill impairment charge	40,914	—	—

Income (loss) from operations	(40,009)	30,039	80,245
Interest expense	2,349	2,477	3,128
Other expense (income), net	(1,231)	(2,120)	(6,543)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(41,127)	29,682	83,660
Income tax expense (benefit)	(9,341)	12,891	43,510

Income (loss) before the cumulative effect of change in accounting principle	(31,786)	16,791	40,150
Cumulative effect of change in accounting principle, net of income taxes	(13,684)	—	—

NET INCOME (LOSS)	$(45,470)	$16,791	$40,150

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share before the cumulative effect of change in accounting principle	$(0.79)	$0.40	$0.84
Cumulative effect of change in accounting principle	$(0.34)	—	—

Basic earnings (loss) per share	$(1.13)	$0.40	$0.84

Weighted average number of common shares outstanding — basic	40,224	41,938	47,597

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share before the cumulative effect of change in accounting principle	$(0.79)	$0.39	$0.83
Cumulative effect of change in accounting principle	$(0.34)	—	—

Diluted earnings (loss) per share	$(1.13)	$0.39	$0.83

Weighted average number of common shares outstanding — diluted	40,224	42,553	48,498

Proforma amounts assuming new accounting principle was applied retroactively:
Net income as reported	—	$16,791	$40,150
Proforma net income	—	$18,398	$38,687
Per share amounts:
Basic earnings per share as reported	—	$0.40	$0.84
Proforma basic earnings per share	—	$0.44	$0.81
Diluted earnings per share as reported	—	$0.39	$0.83
Proforma diluted earnings per share	—	$0.43	$0.80

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Shares	Stock Amount	Additional Paid in Capital	Unearned Compensation Stock Plans	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Shareholders' Equity
Balance as of January 29, 2000	53,426	$534	$283,932	$(348)	$(11,855)	—	$221,910	$494,173
Comprehensive income:
Net Income	—	—	—	—	—	—	40,150
Unrealized loss on available for sale securities	—	—	—	—	—	(1,482)	—
Total comprehensive income								38,668
Issuance of treasury stock under incentive stock programs	—	—	6	—	4	—	—	10
Repurchase of shares of treasury stock	—	—	—	—	(85,728)	—	—	(85,728)
Forfeiture of unearned compensation—restricted stock	(30)	—	(335)	335	—	—	—	—
Amortization of unearned compensation—restricted stock	—	—	—	7	—	—	—	7
Issuance of director stock options	—	—	284	—	—	—	—	284
Exercise of stock options and related tax benefit	281	3	1,405	—	—	—	—	1,408

Balance as of February 3, 2001	53,677	$537	$285,292	$(6)	$(97,579)	$(1,482)	$262,060	$448,822
Comprehensive income:
Net Income	—	—	—	—	—	—	16,791
Unrealized loss on available for sale securities	—	—	—	—	—	(518)	—
Reclassification adjustment for realized loss on available for sale securities included in net income for the period	—	—	—	—	—	2,000	—
Total comprehensive income								18,273
Issuance of treasury stock under incentive stock programs	—	—	4	—	4	—	—	8
Repurchase of shares of treasury stock	—	—	—	—	(20,236)	—	—	(20,236)
Issuance of restricted stock under incentive stock programs	70	—	607	(607)	—	—	—	—
Forfeiture of unearned compensation—restricted stock	(25)	—	(205)	205	—	—	—	—

Amortization of unearned compensation — restricted stock	—	—	—	128	—	—	—	128
Issuance of director stock options	—	—	150	—	—	—	—	150
Exercise of stock options and related tax benefit	207	2	919	—	—	—	—	921

Balance as of February 2, 2002	53,929	$539	$286,767	$(280)	$(117,811)	—	$278,851	$448,066
Net Loss	—	—	—	—	—	—	(45,470)	(45,470)
Issuance of treasury stock under incentive stock programs	—	—	8	—	9	—	—	17
Repurchase of shares of treasury stock	—	—	—	—	(11,301)	—	—	(11,301)
Amortization of unearned compensation — restricted stock	—	—	—	164	—	—	—	164
Issuance of director stock options	—	—	150	—	—	—	—	150
Exercise of stock options and related tax benefit	117	1	477	—	—	—	—	478

Balance as of February 1, 2003	54,046	$540	$287,402	$(116)	$(129,103)	—	$233,381	$392,104

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
OPERATING ACTIVITIES:
Net income (loss)	$(45,470)	$16,791	$40,150
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	42,476	42,335	38,433
Amortization of lease valuations, net	(148)	(543)	(712)
Stock compensation programs	368	286	301
Loss on disposal of assets	2,834	3,720	2,546
Write-off of investment in unconsolidated affiliates	9,311	—	2,100
Goodwill impairment charge	40,914	—	—
Realized loss on available for sale securities	—	2,000	—
Deferred tax expense (benefit)	(9,877)	(1,731)	(3,124)
Cumulative effect of change in accounting principle, net of income taxes	13,684	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,447)	482	(2,753)
Merchandise inventory	8,428	66,680	(7,766)
Prepaid expenses and other	1,298	(1,009)	(230)
Other assets	262	(1,765)	45
Accounts payable	(51,943)	(51,283)	74,525
Income taxes payable	(12,399)	(1,770)	6,777
Accrued expenses and other	784	(3,104)	4,612
Other liabilities	154	1,461	13,024

Net cash provided (used) by operating activities	(1,771)	72,550	167,928

INVESTING ACTIVITIES:
Purchases of fixed assets	(40,331)	(51,056)	(32,782)
Proceeds from sales of fixed assets	34	171	—
Acquisition of businesses, net of cash acquired	—	—	(56,539)
Purchase of investments in unconsolidated affiliates	(577)	(7,481)	(1,453)
Purchase of available for sale securities	—	—	(2,000)
Disposal of videocassette rental inventory, net of purchases	509	589	98

Net cash used by investing activities	(40,365)	(57,777)	(92,676)

FINANCING ACTIVITIES:
Payments of capital lease obligations	(4,711)	(5,258)	(5,303)
Payments for purchases of treasury stock	(11,301)	(20,236)	(85,728)
Proceeds from exercise of stock options	255	580	837

Net cash used by financing activities	(15,757)	(24,914)	(90,194)

Net decrease in cash and cash equivalents	(57,893)	(10,141)	(14,942)
Cash and cash equivalents, beginning of year	254,943	265,084	280,026

Cash and cash equivalents, end of year	$197,050	$254,943	$265,084

Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$17	$8	$10
Issuance of restricted shares under restricted stock plan	—	402	—
Income tax benefit resulting from exercises of stock options	186	341	571

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations and Summary of Significant Accounting Policies

        Nature of Operations:    Trans World Entertainment Corporation and subsidiaries ("the Company") is one of the largest specialty retailers of music, videos and related products in the United States. The Company operates a chain of retail entertainment stores and an e-commerce site, fye.com, in a single industry segment. As of February 1, 2003, the Company operated 855 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the eastern half of the United States. The Company's business is seasonal in nature, with the peak selling period being the holiday season in the Company's fourth fiscal quarter.

        Basis of Presentation:    The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. ("Record Town"), and Record Town's subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

        Items Affecting Comparability:    The Company's fiscal year is a 52 or 53-week period ending on the Saturday nearest to January 31. Fiscal 2002, 2001, and 2000 ended February 1, 2003, February 2, 2002, and February 3, 2001, respectively, and each fiscal year consisted of 52 weeks except for fiscal year 2000, which consisted of 53 weeks. The fifty-third week in 2000 increased sales by an estimated $23.7 million, operating income by an estimated $4.0 million and net income by an estimated $2.5 million, or $0.05 per share.

        In March 2003, the FASB's Emerging Issues Task Force issued guidance regarding accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 requires that vendor allowances be recognized as a reduction in cost of goods sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor's products. In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. The new practice will change the timing of recognizing allowances in net earnings and will have the effect of reducing inventory and related cost of sales. See Note 2 and 12 of Notes to the Consolidated Financial Statements for detailed discussion.

        Revenue Recognition:    The Company's revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point of sale. There are no provisions for uncollectible amounts since payment is received at the time of sale. Reductions of revenue for returns by customers are generally provided at the point of return due to infrequency and occurrence within short intervals of the sale and immateriality to the consolidated financial statements.

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

        Concentration of Business Risks:    The Company purchases inventory for its stores from approximately 860 suppliers, with approximately 60% of purchases being made from five major suppliers. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company's advertising programs.

        Investments in Unconsolidated Affiliates:    Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to earnings. Write-off of investments in unconsolidated affiliates for other than temporary decline in market value amounted to $9.3 million, $0, and $2.1 million for 2002, 2001 and 2000, respectively, which is reflected in selling, general and administrative expenses in the consolidated statement of operations. In 2002, the Company recorded charges of $5.5 million and $3.8 million for the write down of certain investments deemed impaired. In 2000, the Company recorded a charge of $2.1 million to write down an impaired investment.

        Merchandise Inventory and Return Costs:    Inventory is stated at the lower of cost or market as determined by the average cost method. A provision for inventory shrink is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Such estimates are based on historical results and trends, and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly. The Company records inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.

        The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. The Company records merchandise return charges in cost of sales.

        Fixed Assets and Depreciation:    Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements	Lesser of estimated useful life of the asset or the lease term
Furniture and Fixtures	3-7 years
Building	30 years

        Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs are expensed as costs are incurred. A majority of the Company's operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

        Impairment of Long-Lived Assets:    The Company accounts for fixed assets and other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on February 3, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

        Goodwill:    Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions. Effective February 3, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, goodwill is no longer amortized. Rather, goodwill is now subject to a periodic impairment test performed, at a minimum, on an annual basis. If the carrying value of goodwill exceeds its fair value, an impairment loss shall be recognized. The Company does not have any other intangible assets subject to the provisions of SFAS No. 142.

        A reconciliation of reported net income (loss) adjusted to reflect adoption of SFAS No. 142 is provided below:

	Fiscal Year
(Amounts in thousands, except per share amounts)
	2002	2001	2000
Reported net income (loss)	$(45,470)	$16,791	$40,150
Effect of goodwill amortization, net of income taxes	—	2,037	1,601

Adjusted net income (loss)	$(45,470)	18,828	41,751

Basic earnings (loss) per share:
Basic earnings (loss) per share as reported	$(1.13)	$0.40	$0.84
Effect of goodwill amortization, net of income taxes	—	0.05	0.04

Adjusted basic earnings (loss) per share	$(1.13)	$0.45	$0.88

Diluted earnings (loss) per share:
Diluted earnings (loss) per share — reported	$(1.13)	$0.39	$0.83
Effect of goodwill amortization, net of income taxes	—	0.05	0.03

Adjusted diluted earnings (loss) per share	$(1.13)	$0.44	$0.86

        Amortization expenses related to goodwill were $0, $2.9 million and $2.3 million in 2002, 2001 and 2000, respectively.

        The Company tested goodwill pursuant to SFAS No. 142 as of the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002. This impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002. Based on this trend, the earnings forecasts of the Company were revised. Given the current retail music industry conditions, including CD piracy, management lowered its near-term expectations for its business resulting in the impairment charge. The current fair values of the Company's reporting units were based on the present expectations for these businesses. A discounted cash flow model based upon the Company's weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company's reporting units for purposes of testing goodwill impairment.

        Prior to February 3, 2002, goodwill was amortized on a straight-line basis over estimated useful lives ranging from 10 to 20 years. The amortization period was determined by taking into consideration the following factors: the critical market position and establishment of brand names; the combined store mass; the amortization periods generally used in the retail music business; the highly competitive nature of the business including emerging forms of competition; and the overall history of profitability of the acquired businesses. Goodwill, as well as the related amortization periods, were periodically evaluated to determine whether events or circumstances warranted adjustments to these amounts or useful lives. The Company assessed the recoverability of goodwill using a cash flow approach consistent with the Company's analysis of impairment of long-lived assets under SFAS No. 121.

        Advertising Costs:    In 2002, the Company adopted new guidance issued by the Emerging Issues Task Force ("EITF") 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, regarding vendor allowances. See Note 2 of Notes to the Consolidated Financial Statements. In 2002, $48.3 million of advertising income was recognized in cost of sales in accordance with the new guidance. Total advertising expense was $18.8 million, $25.6 million, and $22.3 million in 2002, 2001, and 2000, respectively.

        Store Closing Costs:    Based on an overall analysis of store performance and expected trends, management periodically evaluates the closing of underperforming stores. For exit activities related to store closings subsequent to December 31, 2002, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". For exit activities prior to December 31, 2002, reserves are established for store closing costs at the date of the Company's commitment to an exit plan in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)".

        Gift Certificates:    The Company offers gift certificates for sale in the form of gift cards. A deferred income account, which is included in accrued expenses and other in the consolidated balance sheet, is established for gift cards issued. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Other accrued expenses include employee obligations, obligations to landlords and sales tax obligations.

        Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management's estimates of realizability.

        Comprehensive Income:    The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. In 2002, the Company did not have other items of comprehensive income as defined by SFAS No. 130, and accordingly, comprehensive loss is equal to net loss. Comprehensive income for 2001 and 2000 consists of net income and net unrealized losses on available for sale securities and is presented in the consolidated statements of shareholders' equity.

        Stock-Based Compensation:    The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB No. 25", in accounting for its fixed plan stock options. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders' equity and is amortized to expense over the vesting period of the stock award using the straight-line method. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year
	2002	2001	2000
	(in thousands, except per share amounts)
Net income (loss), as reported	$(45,470)	$16,791	$40,150
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	84	72	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,036)	(4,131)	(4,784)

Proforma net income (loss)	$(49,422)	$12,732	$35,369

Earnings (loss) per share:
Basic—as reported	$(1.13)	$0.40	$0.84
Basic—proforma	$(1.23)	$0.30	$0.74
Diluted—as reported	$(1.13)	$0.39	$0.83
Diluted—proforma	$(1.23)	$0.30	$0.73

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

        As of February 1, 2003 and February 2, 2002, the Company did not have any available for sale securities. As of February 3, 2001, the gross unrealized losses on available for sale securities included as a component of shareholders' equity was ($1.5 million). Gross realized losses recognized in income during 2002, 2001 and 2000 were $0, $2.0 million and $0, respectively.

        Earnings (Loss) Per Share:    Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company's common stock options from the Company's Stock Option Plans (See Note 9 of Notes to the Consolidated Financial Statements).

        The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2002	2001	2000
	(in thousands)
Weighted average common shares outstanding — basic	40,224	41,938	47,597
Dilutive effect of employee stock options	—	615	901

Weighted average common shares outstanding — diluted	40,224	42,553	48,498

Antidilutive stock options	6,901	4,355	3,232

        Antidilutive stock options outstanding for 2001 and 2000 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the period. For 2002, all stock options outstanding were excluded from the computation of dilutive loss per share as the impact would be antidilutive.

        Fair Value of Financial Instruments:    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

        Recently Issued Accounting Pronouncements:    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation that results from the acquisition, construction, development and/(or) normal use of the assets as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made. The standard also requires the Company to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for the quarter ending May 3, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 nullifies previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 did not have a material impact on the consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. To date, the Company has not entered into any transactions whereby it has guaranteed, either directly or indirectly, any indebtedness. Management anticipates that the adoption of this Interpretation will not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In March 2003, the FASB's Emerging Issues Task Force issued guidance regarding accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 requires that vendor allowances be recognized as a reduction in cost of goods sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor's products. See Note 2 of Notes to the Consolidated Financial Statements for detailed discussion.

Note 2. Cumulative Effect of Change in Accounting Principle

        In accordance with final guidance issued by the FASB's Emerging Issues Task Force in March 2003 regarding accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are to be recognized as a reduction in cost of goods sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor's products.

        In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice will change the timing of recognizing allowances in net earnings and will have the effect of reducing inventory and related cost of sales.

        The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, which is net of income taxes of $8.9 million, which was classified as a "cumulative effect of a change in accounting principle". The Company restated its results for the first three quarters of the year ended February 1, 2003, as reflected in the Quarterly Financial Information in Note 12 of Notes to the Consolidated Financial Statements.

Note 3.  Business Combinations

        On October 30, 2000, the Company acquired certain assets and assumed certain liabilities and operating lease commitments of 112 stores from Wax Works, Inc., a privately-held music and video retailer. The stores are located primarily in mall locations throughout the Midwest and Southern United States. The acquisition was accounted for using the purchase method of accounting. The Company paid $49.8 million, net of cash acquired, for the assets, including merchandise inventory, fixed assets, leasehold interests and other related current assets. The Company recognized approximately $10.9 million in goodwill related to the acquisition.

        On August 11, 2000, the Company acquired a majority interest in SecondSpin Inc. for $4.2 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting. SecondSpin Inc. operates on-line and in store marketplaces for buying and selling of used CDs, videos and DVDs. SecondSpin Inc. operates six stores in California and Colorado. In addition, the Company provided SecondSpin Inc. $2.5 million in the form of convertible debt to repay long-term obligations under a recapitalization agreement with the other shareholders of SecondSpin Inc. The Company recognized approximately $4.4 million in goodwill related to the acquisition.

Note 4. Fixed Assets:

        Fixed assets at year-end consist of the following:

	February 1, 2003	February 2, 2002
	(in thousands)
Buildings	$18,926	$18,926
Fixtures and equipment	193,943	215,792
Leasehold improvements	123,701	119,024

	336,570	353,742
Allowances for depreciation and amortization	(181,153)	(193,312)

	$155,417	$160,430

        Depreciation and amortization expense related to the Company's distribution center facility and equipment of $2.3 million, $1.6 million and $1.6 million in 2002, 2001 and 2000, respectively, is included in cost of sales. All other depreciation and amortization of fixed assets is included in selling, general and administrative expenses.

        Depreciation and amortization of fixed assets is included in the condensed consolidated statements of operations as follows:

	Fiscal Year
	2002	2001	2000
	(in thousands)
Cost of sales	$2,318	$1,637	$1,637

Selling, general and administrative expenses	$40,158	$37,839	$34,567

Note 5. Debt

        The Company has a three-year, $100 million secured, revolving credit facility with Congress Financial Corporation that expires in July 2003, and thereafter renews on a year-to-year basis, unless terminated by the bank or the Company pursuant to provisions in the agreement. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant. As of February 1, 2003 and February 2, 2002, the Company did not have any borrowings outstanding under the facility, and $100 million was available.

        The Company has a commitment from Congress Financial Corporation to extend the term of its existing $100 million credit facility through July 2006, under the same terms and conditions, and expects to have a definitive agreement completed in May 2003.

        During 2002, 2001, and 2000, the highest aggregate balances outstanding under the current and previous revolving credit facilities were $34.9 million, $12.2 million, and $12.5 million, respectively. The weighted average interest rates during 2002, 2001, and 2000 based on average daily balances were 4.20%, 6.94% and 9.50%, respectively. The Company did not have any balances outstanding under the Company's revolving credit agreements as of the end of 2002, 2001 and 2000.

        Interest paid during 2002, 2001 and 2000 was approximately $2.3 million, $2.5 million and $3.1 million, respectively, the majority of which related to capital leases.

Note 6. Income Taxes

        Income tax expense (benefit) consists of the following:

	Fiscal Year
	2002	2001	2000
	(in thousands)
Federal—current	$(1,034)	$12,161	$41,664
State—current	1,570	2,461	4,970
Deferred	(9,877)	(1,731)	(3,124)

	$(9,341)	$12,891	$43,510

        A reconciliation of the Company's effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	2.7%	1.5%	0.8%
Change in federal valuation allowance	(5.1)%	6.7%	1.4%
Corporate-owned life insurance disallowance	—	—	13.1%
Goodwill impairment charge (See Note 1 of Notes to the Consolidated Financial Statements)	(9.8)%	—	—
Other	(0.1)%	0.2%	1.7%

Effective income tax rate	22.7%	43.4%	52.0%

        On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot Music, Inc., a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of February 1, 2003 and February 2, 2002. The Company filed an appeal in response to the decision. On August 16, 2002, the Third Circuit Court of Appeals affirmed the District Court's decision. The Company has exhausted its right to appeal and discussions are currently in process to settle this obligation.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 1, 2003	February 2, 2002
	(in thousands)
CURRENT DEFERRED TAX ASSETS
Accrued expenses	$962	$824
Accounts receivable	513	101
Inventory	3,459	—
Other	86	9

Total current deferred tax assets	5,020	934

CURRENT DEFERRED TAX LIABILITIES
Inventory	—	7,068
Prepaid expenses	43	26

Total current deferred tax liabilities	43	7,094

Net current deferred tax asset (liability)	$4,977	$(6,160)

NON-CURRENT DEFERRED TAX ASSETS
Fixed assets	15,498	19,692
Federal and state net operating loss carryforwards	13,733	9,160
Accrued rent	5,688	5,689
Capital leases	1,168	1,140
Losses on investments	5,373	3,120
Goodwill	8,552	—
Amortization of lease valuations and other assets	1,854	1,901
Retirement and compensation related accruals	1,656	1,361

Total non-current deferred tax assets before valuation allowance	53,522	42,063
Less: valuation allowance	(12,855)	(6,275)

Total non-current deferred tax assets	$40,667	$35,788

NON-CURRENT DEFERRED TAX LIABILITY
Goodwill	—	2,811

Total non-current deferred tax liabilities	$—	$2,811

Net non-current deferred tax asset	$40,667	$32,977

NET DEFERRED TAX ASSET	$45,644	$26,817

        At February 1, 2003 and February 2, 2002, the Company had gross deferred tax assets of $58.5 million and $43.0 million, respectively, and gross deferred tax liabilities of $0 million and $9.9 million, respectively. Included in the net deferred tax asset as of February 1, 2003, is the deferred tax effect ($8,950) related to the cumulative effect of change in accounting principle (See Note 2 of Notes to the Consolidated Financial Statements). The Company had a net operating loss carryforward of $8.1 million for Federal income tax purposes as of the end of 2002 and $195.6 million for state income tax purposes as of the end of 2002 that expire at various times through 2022 and are subject to certain limitations. The state net operating loss carryforwards are also subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

        In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, and tax planning strategies, the valuation allowance was increased from $6.3 million to $12.9 million, a level where management believes that it is more likely than not that the tax benefit will be realized. Of this increase in the valuation allowance, $2.9 million is reflected as state income taxes, net of Federal income tax benefit. The valuation allowance was increased to reserve for deferred tax assets attributable to losses on investments and net operating loss carryforwards. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

        The Company paid income taxes, net of refunds, of approximately $12.9 million, $16.4 million and $28.8 million during 2002, 2001 and 2000, respectively.

Note 7. Commitments and Contingencies

        On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by Camelot Music, Inc., a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. The court ruled that interest deductions on policy loans should not be allowed and the Company is responsible for the taxes and related interest and penalties. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheet as of February 1, 2003 and February 2, 2002. The Company filed an appeal in response to the decision. On August 16, 2002, the Third Circuit Court of Appeals affirmed the District Court's decision. The Company has exhausted its right to appeal and discussions are currently in process to settle this obligation.

        In the quarter ended August 3, 2002, the Company took a charge of $0.8 million for the settlement of claims made by the Attorneys General of 30 states for alleged anti-trust and price-fixing violations. The claims were settled without the admission of wrongdoing by the Company.

        The Company was named in a lawsuit filed in the United States District Court in the State of Florida that was filed against a vendor the Company uses to produce its LVS which are used in the Company's stores. The suit alleges the LVS infringes upon the plaintiff's patents. On March 20, 2003, Trans World Entertainment was dismissed as a defendant in this suit.

        On March 3, 2003, the Company filed a complaint in the United States District Court in the Northern District of New York against Fullplay Media Systems, Inc. ("Fullplay"). The action by the Company was for breach of contract and misappropriation of trade secrets against Fullplay in the design and development of LVS. Under a non-disclosure agreement entered into, Fullplay was obligated to keep confidential the Company's proprietary information relating to the LVS and not make use whatsoever at any time of such proprietary information except for purposes related to Fullplay's contractual obligations to develop the LVS for the Company. On March 7, 2003, Fullplay filed a complaint against the Company asserting breaches of two other agreements between the parties. On March 19, 2003, Fullplay filed a voluntary petition for a Chapter 11 bankruptcy in the United States Bankruptcy Court for Western District of Washington. The effect of the filing is that the Company's suit against Fullplay in the United States District in the Northern District of New York has been stayed.

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

Note 8. Leases

        As more fully discussed in Note 10 of Notes to the Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder. The Company also has a capital lease for its point-of-sale system.

        Fixed asset amounts for capital leases, which are included in the fixed assets on the accompanying consolidated balance sheets, are as follows:

	February 3, 2003	February 2, 2002
	(in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	24,746	26,163

	34,088	35,505
Allowances for depreciation and amortization	(23,504)	(19,776)

	$10,584	$15,729

        The Company leases all of its stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for additional rent based on a percentage of sales.

        Net rental expense was as follows:

	Fiscal Year
	2002	2001	2000
	(in thousands)
Minimum rentals	$118,256	$121,634	$118,029
Contingent rentals	1,297	1,911	2,372

	$119,553	$123,545	$120,401

        Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at February 1, 2003 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2003	$108,425	$3,188
2004	93,990	1,873
2005	76,485	1,873
2006	67,255	1,800
2007	58,485	1,754
Thereafter	182,002	13,618

Total minimum payments required	$586,642	$24,106

Less: amounts representing interest		14,606

Present value of minimum lease payments		9,500
Less: current portion		1,640

Long-term capital lease obligations		$7,860

        Interest rates on capital leases were between 6.0% to 22.0% per annum.

Note 9. Benefit Plans

401(k) Savings Plan

        The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company's matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company's contributions in future years. Total expense related to the Plan was $900,000, $921,000 and $943,000 in 2002, 2001, and 2000, respectively.

Stock Option Plans

        The Company has five employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the "Plans"). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. Options authorized for issuance under the Plans totaled 14.8 million. As of February 1, 2003, of the options authorized for issuance under the Plans, 6.6 million have been granted and are outstanding, 3.2 million of which were vested and exercisable. Options available for future grants at February 2, 2002 and February 3, 2001 were 4.7 million and 2.0 million, respectively.

        Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the "Camelot Plan") were converted to Trans World options. The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock. Vesting of the options was originally over a four-year period with a maximum term of ten years. Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company's common stock whereby 50% of the options vested on March 13, 1998. The remaining 50% vested on April 22, 1999 in connection with the merger. At February 1, 2003, 68,400 options were outstanding and exercisable. The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999.

        The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan as of February 1, 2003:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.21-$2.67	740,360	4.1	$1.59	740,360	$1.59
2.68-5.33	378,914	4.1	4.13	371,914	4.15
5.34-8.00	180,000	9.1	7.46	0	0
8.01-10.67	2,533,412	8.7	8.45	269,944	8.94
10.68-13.33	2,083,500	6.0	11.26	1,427,800	11.11
13.34-16.00	478,475	6.1	15.18	199,158	15.09
16.01-18.67	225,263	4.8	17.80	225,263	17.80
$18.68-$23.75	2,000	5.8	23.75	2,000	23.75

Total	6,621,924	6.6	$9.11	3,236,439	$8.67

        The Company also has a stock option plan for non-employee directors (the "1990 Plan"). Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. As of February 1, 2003, there were 750,000 options authorized for issuance and 274,000 options have been granted and are outstanding, 235,875 of which were vested and exercisable. There are 349,937 shares of common stock reserved for possible future option grants under the 1990 Plan.

        Under the terms of the Camelot merger agreement, all options issued under the Camelot Outside Director Stock Option Plan (the "Camelot Director Plan") were converted to Trans World options. As of February 1, 2003, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

        The following table summarizes information about the stock options outstanding under the two Director Plans at February 1, 2003:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.19-$2.67	40,500	3.4	$1.72	40,500	$1.72
2.68-5.33	117,000	3.3	3.41	117,000	3.41
5.34-8.00	0	0	0	0	0
8.01-10.67	84,000	7.5	9.32	53,250	9.78
10.68-13.33	28,250	6.3	11.93	20,875	11.94
$13.34-$15.12	9,000	5.2	15.12	9,000	15.12

Total	278,750	5.0	$6.19	240,625	$5.71

        The following tables summarize activity under the Stock Option Plans:

	Employee Stock Option Plans			Director Stock Option Plans
	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price
Balance January 29, 2000	5,064,387	$1.21-$26.67	$9.44	285,500	$1.19-$15.12	$5.45
Granted	1,633,800	8.25-12.06	10.34	58,716	0.00-10.94	7.52
Exercised	(259,673)	1.20-10.92	3.12	(21,216)	0.00-3.68	1.30
Canceled	(1,427,310)	1.21-26.67	11.47	(33,375)	3.36-15.12	9.28

Balance February 3, 2001	5,011,204	$1.21-$23.75	$9.48	289,625	$1.18-$15.12	$4.95
Granted	1,175,700	8.18-8.95	8.93	31,764	0.00-8.95	4.23
Exercised	(160,453)	1.21-5.25	2.97	(47,139)	0.00-6.27	2.37
Canceled	(569,463)	3.96-18.25	10.93	(1,500)	12.96-15.12	14.58

Balance February 2, 2002	5,456,988	$1.21-$23.75	$9.40	272,750	$1.18-$15.12	$6.09
Granted	1,518,350	2.80-8.02	7.92	33,708	0.00-8.02	3.57
Exercised	(89,539)	1.21-5.00	2.23	(27,708)	0.00-6.27	2.04
Canceled	(263,875)	4.33-18.33	10.72	0	0.00-0.00	0.00

Balance February 1, 2003	6,621,924	$1.21-$23.75	$9.11	278,750	$1.18-$15.12	$6.19

        The per share weighted-average fair value of the stock options granted during 2002, 2001 and 2000 was $2.32, $2.68 and $3.57, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions:

        2002—expected dividend yield 0.0%, risk-free interest rate of 3.01%, expected life of five years and stock volatility of 60%;

        2001—expected dividend yield 0.0%, risk-free interest rate of 4.40%, expected life of five years and stock volatility of 57%;

        2000—expected dividend yield 0.0%, risk-free interest rate of 5.20%, expected life of five years and stock volatility of 62%.

        During 2002, 2001 and 2000, the Company recognized expenses of $150,000, $150,000 and $165,000, respectively, for stock options issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

        Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares begin to vest under these grants after three years and are fully vested after five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of February 1, 2003, a total of 325,000 shares have been granted, of which 195,000 of these shares had vested and 85,000 shares with an unamortized unearned compensation balance of $593,000, had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders' equity and is amortized over the applicable vesting period. The amount amortized to expense in 2002, 2001 and 2000, net of the impact of forfeitures, was approximately $164,000, $128,000 and $7,000, respectively. As of February 1, 2003, outstanding awards and shares available for grant totaled 45,000 and 660,000, respectively.

Supplemental Executive Retirement Plan

        The Company maintains a non-qualified Supplemental Executive Retirement Plan ("SERP") for certain executive officers of the Company. The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. The annual benefit amount is based on salary at the time of retirement and number of years of service. The Company accounts for the SERP in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". For 2002, 2001 and 2000, net periodic pension costs recognized under the plan totaled approximately $1,084,000, $488,000 and $492,000, respectively. The accumulated benefit obligation for the SERP, which is included in accrued expenses and other in the consolidated balance sheets, was approximately $6.4 million and $6.0 million at February 1, 2003 and February 2, 2002, respectively. The accumulated benefit obligation and net periodic pension costs are determined utilizing actuarial assumptions, including a discount rate of 6.5% and 7.0% for 2002 and 2001, respectively. In addition, an intangible asset, which is included in other assets in the consolidated balance sheets, to reflect the excess of the accumulated benefit obligation over the fair value of plan assets, net of accrued pension costs, of approximately $3.2 million and $3.9 million was recorded at February 1, 2003 and February 2, 2002, respectively.

Note 10. Shareholders' Equity

        On January 7, 2000, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 5.0 million shares of the Company's common stock. During 2000, the Board of Directors approved the repurchase of up to an additional 10 million shares. As of February 1, 2003, the Company had purchased all of the 15 million shares authorized by the Board of Directors, at a total cost of $128.7 million. As of February 1, 2003 and February 2, 2002, the Company held 15,105,432 and 12,884,752 shares, respectively, in treasury stock.

Note 11. Related Party Transactions

        The Company leases its 168,400 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capitalized leases that expire in the year 2015. The original distribution center/office facility was constructed in 1985.

        Under the three capitalized leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the "Leases"), the Company paid Mr. Higgins an annual rent of $1.8 million in 2002 and $1.7 million in 2001 and 2000. Pursuant to the terms of the lease agreement, effective January 1, 2002, and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins' obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contains any real property purchase option at the expiration of its term.

        The Company leases one of its retail stores from Mr. Higgins under a long-term lease and annual rent payments were $40,000 in 2002, 2001 and 2000. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. During 2002, Mr. Higgins sold a store location which had been previously leased by the Company. Prior to the sale, the Company made rental payments of $20,000, $35,000 and $35,000 in 2002, 2001 and 2000 respectively. Total additional charges for both store locations, including contingent rent, were approximately $8,000, $11,100 and $14,700 in 2002, 2001 and 2000, respectively.

        The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins holds a 47.5% share, the Company paid $70,000, $70,000 and $75,000 for chartered aircraft services in 2002, 2001 and 2000, respectively. The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins. Payments to Crystal Jet aggregated $20,000, $91,000 and $85,000 in 2002, 2001 and 2000, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins. Payments to Richmor Aviation in 2002, 2001 and 2000 were $209,000, $289,000 and $217,000, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

        During 2000, the Company made loans aggregating $443,000 and $258,000 to John J. Sullivan, the Company's Executive Vice President and Chief Financial Officer, and Bruce J. Eisenberg, the Company's Executive Vice President—Real Estate, respectively. Interest rate on these demand loans is the federal short term rate in effect under section 1274(d) of the Internal Revenue Code, for the period for which the amount of interest is being determined, compounded semi-annually. The loans were in connection with income taxes due on the vesting of restricted stock.    During the first half of 2002, the Company made interest free loans totaling $100,000 to Fred L. Fox, the Company's Executive Vice President—Merchandising and Marketing. The loan was in connection with relocation. The full principal amount of the loans was outstanding as of February 1, 2003.

        Michael Solow, a member of the Company's Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in 2002 and 2001 for which the Company incurred fees of $161,000 and $552,000 respectively. The Company did not utilize Kaye Scholer LLP's services prior to 2001.

Note 12. Quarterly Financial Information (Unaudited)

        The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002 in accordance with EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million, which was classified as a "cumulative effect of a change in accounting principle". For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements. The Company restated its results for the first three quarters of the year ended February 1, 2003 in accordance with the new guidance.

	Fiscal 2002 Quarter Ended
	2002	2/1/03	11/2/02	8/3/02	5/4/02
	(in thousands, except per share amounts)
Sales	$1,281,869	$483,689	$251,171	$267,530	$279,479
Gross profit as restated	466,798	173,473	91,097	98,414	103,814
Income (loss) before cumulative effect of change in accounting principle as reported	—	—	(14,059)	(6,445)	(6,332)
Effect of change in accounting principle, net of income taxes	—	—	(701)	(558)	1,142

Income (loss) before cumulative effect of change in accounting principle as restated	(31,786)	(4,833)	(14,760)	(7,003)	(5,190)
Cumulative effect of change in accounting principle, net of income taxes	(13,684)	—	—	—	(13,684)

Net income (loss) as restated	(45,470)	(4,833)	(14,760)	(7,003)	(18,874)

Basic earnings (loss) per share, as reported	—	—	$(0.35)	$(0.16)	$(0.16)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.34)
Effect of change in accounting principle, net of income taxes	—	—	(0.02)	(0.01)	0.03

Basic earnings (loss) per share, as restated	$(1.13)	$(0.12)	$(0.37)	$(0.17)	$(0.47)

Diluted earnings (loss) per share, as reported	—	—	$(0.35)	$(0.16)	$(0.16)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.34)
Effect of change in accounting principle, net of taxes	—	—	(0.02)	(0.01)	0.03

Diluted earnings (loss) per share, as restated	$(1.13)	$(0.12)	$(0.37)	$(0.17)	$(0.47)

	Fiscal 2001 Quarter Ended
	2001	2/2/02	11/3/01	8/4/01	5/5/01
	(in thousands, except per share amounts)
Sales	$1,388,032	$511,013	$273,361	$294,561	$309,097
Gross profit	452,776	162,109	88,885	98,667	103,115
Net income (loss)	16,791	34,512	(11,646)	(3,998)	(2,077)
Basic earnings (loss) per share	$0.40	$0.83	$(0.28)	$(0.10)	$(0.05)

Diluted earnings (loss) per share	$0.39	$0.82	$(0.28)	$(0.10)	$(0.05)

Index to Exhibits

Document Number and Description

Exhibit No.
2.1
Agreement and Plan of Merger dated October 26, 1998 by and among Trans World, CAQ Corporation and Camelot incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, No. 333-75231.
3.1
Restated Certificate of Incorporation—incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Commission File No. 0-14818.
3.2
Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.
3.3
Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.
3.4	*3.4 Amended By-Laws—incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.
3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4, No. 333-75231.
3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4, No. 333-75231.
3.7
Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 11, 2000. Commission File No. 0-14818.
4.1
Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement—incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1997. Commission File No. 0-14818.
4.2
Amendment, dated June 30, 2000, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement—incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000. Commission File No. 0-14818.
10.1
Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986—incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-6449.

10.2
Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option—incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1990. Commission File No. 0-14818.
10.3
Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant—incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.
10.4
Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World, as Tenant, for additional office space at 38 Corporate Circle—incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.
10.5
Trans World Music Corporation 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto—incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991. Commission File No. 0-14818.
10.6
Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated—incorporated herein by reference to Annex A to Trans World's Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.
10.7
Trans World Entertainment Corporation Amended 1990 Restricted Stock Plan—incorporated herein by reference to Annex B to Trans World's Definitive Proxy Statement on Form 14A filed as of May 17, 1999. Commission File No. 0-14818.
10.8
Form of Restricted Stock Agreement dated May 1, 1996 between the Company and John J. Sullivan, Executive Vice President and Chief Financial Officer, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818.
10.9
Trans World Entertainment Corporation 1994 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.
10.10
Trans World Entertainment Corporation 1998 Stock Option Plan—incorporated herein by reference to Annex B to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.
10.11
Trans World Entertainment Corporation 1999 Stock Option Plan—incorporated herein by reference to Annex A to Trans World's Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.
10.12
Trans World Entertainment Corporation 1994 Director Retirement Plan—incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1994. Commission File No. 0-14818.

10.13
Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.
10.14
Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan—incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997. Commission File No. 0-14818.
10.15	Trans World Entertainment Corporation Asset Purchase Agreement with Wax Works, Inc.
10.16
Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein—incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4, No. 333-75231.
*10.17	Employment agreement, dated as of May 1, 2003, between the Company and Robert J. Higgins.
*22	Significant Subsidiaries of the Registrant.
*23	Consent of KPMG LLP.
*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fiscal Year Ended February 1, 2003 ("2002") Compared to Fiscal Year Ended February 2, 2002 ("2001")
Fiscal Year Ended February 2, 2002 ("2001") Compared to Fiscal Year Ended February 3, 2001 ("2000")
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
TRANS WORLD ENTERTAINMENT CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Index to Exhibits