Form 10-Q
period 2003-05-03
TRANS WORLD ENTERTAINMENT CORP
filed 2003-06-17
CIK 795212

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1541629 (I.R.S. Employer Identification Number)
38 Corporate Circle Albany, New York 12203 (Address of principal executive offices, including zip code)
(518) 452-1242 (Registrant's telephone number, including area code)

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
38,932,349 shares outstanding as of June 1, 2003

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q Page No.
PART 1. FINANCIAL INFORMATION
Item 1—Financial Statements
Condensed Consolidated Balance Sheets at May 3, 2003, February 1, 2003 and May 4, 2002	3
Condensed Consolidated Statements of Operations— Thirteen Weeks Ended May 3, 2003 and May 4, 2002	4
Condensed Consolidated Statements of Cash Flows— Thirteen Weeks Ended May 3, 2003 and May 4, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4—Controls and Procedures	14
PART II. OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	15
Signatures	16

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1—Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	May 3, 2003	February 1, 2003	May 4, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,016	$197,050	$58,841
Merchandise inventory	401,678	378,005	391,406
Deferred taxes	4,721	4,977	1,693
Other current assets	17,102	15,673	15,452

Total current assets	485,517	595,705	467,392

NET FIXED ASSETS	147,503	155,417	154,942
DEFERRED TAXES	36,388	40,667	30,176
GOODWILL	—	—	40,914
OTHER ASSETS	11,294	11,607	21,677

TOTAL ASSETS	$680,702	$803,396	$715,101

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$222,219	$326,959	$209,763
Income taxes payable	3,701	13,418	7,874
Accrued expenses and other	33,021	35,060	31,237
Current portion of capital lease obligations	955	1,640	3,978

Total current liabilities	259,896	377,077	252,852
CAPITAL LEASE OBLIGATIONS, less current portion	7,765	7,860	8,720
OTHER LIABILITIES	25,851	26,355	26,965

TOTAL LIABILITIES	293,512	411,292	288,537

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,093,581, 54,046,595 and 54,015,627 shares issued, respectively)	541	540	540
Additional paid-in capital	287,532	287,402	287,119
Unearned compensation—restricted stock	(76)	(116)	(239)
Treasury stock at cost (15,105,432, 15,105,432 and 13,264,087 shares, respectively)	(129,103)	(129,103)	(120,833)
Retained earnings	228,296	233,381	259,977

TOTAL SHAREHOLDERS' EQUITY	387,190	392,104	426,564

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$680,702	$803,396	$715,101

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Sales	$273,402	$279,479
Cost of sales	175,831	175,665

Gross profit	97,571	103,814
Selling, general and administrative expenses	105,946	112,254

Loss from operations	(8,375)	(8,440)
Interest expense	159	69

Loss before income taxes and cumulative effect of change in accounting principle	(8,534)	(8,509)
Income tax benefit	(3,449)	(3,319)

Loss before cumulative effect of change in accounting principle	$(5,085)	$(5,190)
Cumulative effect of change in accounting principle, net of income taxes	—	(13,684)

Net loss	$(5,085)	$(18,874)

BASIC LOSS PER SHARE:
Loss per share before cumulative effect of change in accounting principle	$(0.13)	$(0.13)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.34)

Basic loss per share	$(0.13)	$(0.47)

Weighted average number of common shares outstanding—basic	38,920	40,739

DILUTED LOSS PER SHARE:
Loss per share before cumulative effect of change in accounting principle	$(0.13)	$(0.13)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.34)

Diluted loss per share	$(0.13)	$(0.47)

Weighted average number of common shares outstanding—diluted	38,920	40,739

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Net cash used by operating activities	$(131,525)	$(187,045)

Cash flows from investing activities:
Purchases of fixed assets	(2,901)	(5,253)
Disposal of videocassette rental inventory, net of purchases	—	528

Net cash used by investing activities	(2,901)	(4,725)

Cash flows from financing activities:
Payments of capital lease obligations	(780)	(1,513)
Payments for purchases of treasury stock	—	(3,022)
Exercise of stock options	172	203

Net cash used by financing activities	(608)	(4,332)

Net decrease in cash and cash equivalents	(135,034)	(196,102)
Cash and cash equivalents, beginning of year	197,050	254,943

Cash and cash equivalents, end of period	$62,016	$58,841

Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$6	$156

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2003 and May 4, 2002

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. ("Record Town"), Record Town's subsidiaries, all of which are wholly owned and Second Spin, Inc., which is majority owned ("Company"). All significant inter-company accounts and transactions have been eliminated.

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

        The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 1, 2003 has been derived from the Company's February 1, 2003 audited consolidated financial statements. All other information has been derived from the Company's unaudited consolidated financial statements as of and for the thirteen week periods ended May 3, 2003 and May 4, 2002. Certain amounts in previously issued condensed consolidated financial statements were reclassified to conform to fiscal 2003 presentations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Note 2. Seasonality

        The Company's business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 3. Stock Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB No. 25, in accounting for its fixed plan stock options. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

        Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders' equity and is amortized to expense over the vesting period of the stock award using the straight-line method. The Company adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, as required.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
	(in thousands except per share amounts)
Net loss, as reported	$(5,085)	$(18,874)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	24	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(613)	(644)

Proforma net loss	$(5,674)	$(19,493)

Loss per share:
Basic—as reported	$(0.13)	$(0.47)
Basic—proforma	$(0.15)	$(0.48)
Diluted—as reported	$(0.13)	$(0.47)
Diluted—proforma	$(0.15)	$(0.48)

Note 4. Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt the provisions of SFAS No. 149 for derivative instruments and hedging contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's results of operations and financial condition.

        In March 2003, the FASB's Emerging Issues Task Force ("EITF") reached consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor relating to vendor allowances. The Company adopted EITF No. 02-16 effective from the beginning of fiscal 2002, resulting in a one-time non-cash charge of $13.7 million, which is net of income taxes of $8.9 million and was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. This new practice changes the timing of recognizing allowances in earnings and has the effect of reducing inventory and related cost of sales and increasing Selling, General and Administrative expenses. The results for the thirteen weeks ended May 4, 2002 were adjusted to include the effect of the adoption of EITF No. 02-16.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's results of operations and financial condition.

Note 5. Depreciation and Amortization

        Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
	(in millions)
Cost of sales	$0.6	$0.6
SG&A	9.9	9.6

Total	$10.5	$10.2

Note 6. Earnings Per Share

        Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 3, 2003	May 4, 2002
Weighted average common shares outstanding—basic	38,920	40,739
Dilutive effect of employee stock options	—	—

Weighted average common shares outstanding—diluted	38,920	40,739

Anti-dilutive stock options	8,528	4,280

        For the thirteen week periods ended May 3, 2003 and May 4, 2002, the impact of outstanding stock options was not considered because the Company had a net loss and such impact would be anti-dilutive.

Note 7. Legal Proceedings

        On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service ("IRS") in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company which was acquired in April 1999. The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994. As a result of the District Court decision, the Company accrued $11.0 million during 2000, which is reflected in other (long-term) liabilities in the consolidated balance sheets as of May 3, 2003, February 1, 2003 and May 4, 2002. The Company filed an appeal in response to the decision. On August 16, 2002, the Third Circuit Court of Appeals affirmed the District Court's decision. The Company has exhausted its right to appeal and discussions are currently in process to settle this obligation.

        The Company was named in a lawsuit filed in the United States District Court in the State of Florida that was filed against a vendor the Company uses to produce its Listening and Viewing Stations ("LVS") which are used in the Company's stores. The suit alleged that the LVS infringes upon the plaintiff's patents. On March 20, 2003, Trans World Entertainment was dismissed as a defendant in this suit.

        On March 3, 2003, the Company filed a complaint in the United States District Court in the Northern District of New York against Fullplay Media Systems, Inc ("Fullplay"). The action against Fullplay by the Company was for breach of contract and misappropriation of trade secrets in the design and development of its LVS. Under a non-disclosure agreement with the Company, Fullplay was obligated to keep confidential the Company's proprietary information relating to the LVS and not make use whatsoever at any time of such proprietary information except for purposes related to Fullplay's contractual obligations to develop the LVS for the Company. On March 7, 2003, Fullplay filed a complaint against the Company asserting breaches of two other agreements between the parties. On March 19, 2003, Fullplay filed a voluntary petition for a Chapter 11 bankruptcy in the United States Bankruptcy Court for the Western District of Washington. The effect of the filing is the Company's suit against Fullplay in the United States District in the Northern District of New York has been stayed.

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

        The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company's merchandise inventory, including the entry or exit of non-traditional retailers of the Company's merchandise inventory to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; general economic factors in markets where the Company's merchandise is sold; and other factors as discussed in the Company's filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, store closing costs, impairment of long-lived assets, goodwill, provision for income taxes, and accounting for vendor allowances. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended February 1, 2003 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company's significant accounting policies, the following may involve a higher degree of judgment or complexity:

        Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market as determined by the average cost method. Merchandise inventory valuation requires significant judgment and estimates, including merchandise markdowns, obsolescence and provision for inventory shrink. The provision for inventory shrink is estimated as a percentage of sales for the period from the last inventory date to the end of the period reported based on historical results and trends. Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly. The Company records inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions and the resulting gross margin reduction is recognized in the period the markdown is recorded.

        The Company is entitled to return merchandise inventory purchased from major vendors for credit against other purchases from these vendors. These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise inventory being returned. The Company records merchandise inventory return charges in cost of sales.

        Store Closing Costs: Management periodically evaluates the need to close underperforming stores. For exit activities related to store closings subsequent to December 31, 2002, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146. For exit activities prior to

December 31, 2002, reserves were established for store closing costs at the date of the Company's commitment to an exit plan in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Two key assumptions in calculating reserves include the time frame expected to terminate lease agreements and estimates of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves for store closing costs are reviewed periodically and adjusted when necessary.

        Impairment of Long-Lived Assets: The Company accounts for fixed assets and other long-lived assets in accordance with the provisions of SFAS No. 144, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized over the excess of the carrying amount for the corresponding fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. SFAS No. 144 requires an entity to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs. The Company adopted SFAS No. 144 on February 3, 2002.

        Goodwill: Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions. Effective February 3, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets, according to which goodwill is no longer amortized, but is subject to a periodic impairment test performed, at a minimum, on an annual basis. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized. The Company does not have any other intangible assets subject to the provisions of SFAS No. 142. During fiscal 2002, the Company reviewed its goodwill balances for impairment in accordance with the provisions of SFAS No. 142 and wrote off its entire balance of $40.9 million of recorded goodwill. The Company currently has no other intangible assets, as defined by SFAS No. 142.

        Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

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

        Accounting for Vendor Allowances: In accordance with guidance issued by the FASB's EITF No. 02-16 in March 2003, vendor allowances are to be recognized as a reduction of cost of sales, unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor's products.

        The Company adopted EITF No. 02-16 related to accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, which was net of income taxes of $8.9 million, and was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002.

        In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice will change the timing of recognizing allowances in net earnings and will have the effect of reducing inventory and increasing related cost of sales and Selling, General and Administrative expenses.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2003
Compared to the Thirteen Weeks Ended May 4, 2002

        Sales. The Company's total sales decreased 2.2% to $273.4 million for the thirteen weeks ended May 3, 2003 compared to $279.5 million for the thirteen weeks ended May 4, 2002. The decrease was due to a decrease of an average of 46 stores in operation as compared to the first quarter last year.

        For the thirteen weeks ended May 3, 2003, comparable store sales were flat for mall stores and increased by 0.8% for free standing stores. By merchandise category, comparable store sales decreased 7.4% in music; increased 10.7% in video; increased 15.4% in video games and increased 6.1% in other merchandise categories.

        Comparable store sales in the music category continued to decline due to a decline in CD sales. The increase in comparable sales for video was driven by DVD sales which increased by 30.7% on a comparable store basis. The comparable store sales increase in the games category was the result of the expansion of this category in the Company's stores.

        Gross Profit. Gross profit decreased 6.0% to $97.6 million for the thirteen weeks ended May 3, 2003 compared to $103.8 million for the thirteen weeks ended May 4, 2002. As a percentage of sales, gross profit was 35.7% in the thirteen weeks ended May 3, 2003 compared to 37.1% in the thirteen weeks ended May 4, 2002. The decrease in the gross profit rate was due to a decrease in the percentage of sales in the music category and an increase in the percentage of business in the DVD and video game categories.

        Selling, General and Administrative Expenses ("SG&A"). SG&A decreased $6.3 million to $105.9 million in the thirteen weeks ended May 3, 2003 as compared to $112.3 million in the thirteen weeks ended May 4, 2002. As a percentage of sales, SG&A decreased to 38.8% in the thirteen weeks ended May 3, 2003, from 40.2% in thirteen weeks ended May 4, 2002. The decrease in SG&A is attributable to lesser stores and a reduction in overhead expenses.

        Interest Expense. Interest expense was $0.2 million in the thirteen weeks ended May 3, 2003 compared to $0.1 million in the thirteen weeks ended May 4, 2002.

        Income Tax Benefit. The Company's income tax benefit was $3.4 million for the thirteen weeks ended May 3, 2003, as compared to an income tax benefit of $3.3 million for the thirteen weeks ended May 4, 2002. The Company's effective tax rate for the thirteen weeks ended May 3, 2003 was 40.4%, as compared to 39.0% for the thirteen weeks ended May 4, 2002.

        Cumulative Effect of Change in Accounting Principle. The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective as of February 3, 2002, in accordance with FASB's EITF No. 02-16, resulting in a one-time, non-cash charge of $13.7 million, which is net of income taxes in the first quarter of 2002. This non-cash charge was reported as a cumulative effect of a change in accounting principle. In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and vendor allowances.

        Net Loss. The Company's net loss was $5.1 million for the thirteen weeks ended May 3, 2003, compared to a net loss of $18.9 million for the thirteen weeks ended May 4, 2002. The reduced loss was due to the absence of the cumulative effect of a change in accounting principle recorded last year. Additionally, lower sales and gross margin were offset by expense reductions.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity. The Company's primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility. The Company had cash balances of $62.0 million at May 3, 2003, compared to $197.0 million at February 1, 2003 and $58.8 million at May 4, 2002.

        Cash used by operating activities was $131.5 million for the thirteen weeks ended May 3, 2003. The primary uses of cash were a $104.7 million seasonal reduction of accounts payable and a $23.7 million increase in merchandise inventory.

        Cash used by financing activities was $0.6 million for the thirteen weeks ended May 3, 2003.

        The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and other assets, and contains a minimum net worth covenant. On May 3, 2003, the Company had no outstanding borrowings under the revolving credit facility, and $100 million was available for borrowing.

        Capital Resources. During the thirteen weeks ended May 3, 2003, the Company made capital expenditures of $2.9 million. The Company plans to spend approximately $30 million, net of construction allowances, for capital expenditures in fiscal 2003. During the thirteen weeks ended May 3, 2003, the Company opened or relocated 3 stores and closed 15 stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I—FINANCIAL INFORMATION

Item 4—Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective for gathering, analyzing and disclosing the information they are required to disclose in the Company's reports filed under the Securities Exchange Act of 1934 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b)    Changes in internal controls.    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(A)    Exhibits—

Exhibit No.	Description
4.3	Amendment No. 6 to the Loan and Security Agreement dated July 9, 1997, between Congress Financial Corporation and the Company, for the secured revolving credit agreement. (filed herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(B)    Reports on Form 8-K—

        A Form 8-K was filed on March 3, 2003 incorporating by reference the Company's February 27, 2003 press release announcing the its financial results for its fourth quarter and full fiscal year 2002, and its outlook for fiscal 2003. The Company also announced that it would take a goodwill impairment charge in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company in the beginning of fiscal 2002.

        A Form 8-K was filed on May 1, 2003 incorporating by reference the Company's April 29, 2003 press release announcing its final results for fiscal year 2002. The Company also confirmed that it would take an impairment charge in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company in the beginning of fiscal 2002. The Company adopted new guidance issued by the FASB's EITF No. 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor relating to vendor allowances resulting in a one-time, non-cash charge in 2002 reported as a cumulative effect of a change in accounting principle. The Company also took a non-cash charge for the impairment of an investment.

        A Form 8-K was filed on May 15, 2003 incorporating by reference the Company's May 14, 2003 press release announcing the Company's financial results for its first fiscal quarter ended May 3, 2003.

        A Form 8-K was filed on May 29, 2003 announcing the Company's stock buy back program.

        Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 17, 2003	By:	/s/ ROBERT J. HIGGINS Robert J. Higgins Chairman and Chief Executive Officer (Principal Executive Officer)

June 17, 2003	By:	/s/ JOHN J. SULLIVAN John J. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

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

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

Dated: June 17, 2003	/s/ ROBERT J. HIGGINS Chairman and Chief Executive Officer Trans World Entertainment Corporation

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

  (3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;.

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

  (5)
  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

  (d)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (e)
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

Dated: June 17, 2003	/s/ JOHN J. SULLIVAN Executive Vice President and Chief Financial Officer Trans World Entertainment Corporation

QuickLinks

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION Item 1—Financial Statements CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS May 3, 2003 and May 4, 2002
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS Thirteen Weeks Ended May 3, 2003 Compared to the Thirteen Weeks Ended May 4, 2002
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART I—FINANCIAL INFORMATION Item 4—Controls and Procedures
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES PART II—OTHER INFORMATION Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION