Form 10-Q
period 2003-08-02
TRANS WORLD ENTERTAINMENT CORP
filed 2003-09-16
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

38 Corporate Circle Albany, New York 12203
(Address of principal executive offices, including zip code)

(518) 452-1242
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,

36,871,989 shares outstanding as of September 1, 2003

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share amounts)

	August 2, 2003	February 1, 2003	August 3, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,868	$197,050	$25,879
Merchandise inventory	371,413	378,005	389,547
Deferred taxes	5,309	4,977	2,971
Other current assets	17,341	15,673	18,325
Total current assets	438,931	595,705	436,722

NET FIXED ASSETS	140,301	155,417	156,113
DEFERRED TAXES	35,718	40,667	28,804
GOODWILL	—	—	40,914
OTHER ASSETS	10,929	11,607	21,803
TOTAL ASSETS	$625,879	$803,396	$684,356

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$189,018	$326,959	$196,352
Income taxes payable	1,478	13,418	1,201
Accrued expenses and other	31,708	35,060	30,972
Current portion of capital lease obligations	470	1,640	3,196
Total current liabilities	222,674	377,077	231,721

CAPITAL LEASE OBLIGATIONS, less current portion	7,668	7,860	8,138
OTHER LIABILITIES	22,056	26,355	26,935
TOTAL LIABILITIES	252,398	411,292	266,794

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,148,313, 54,046,595 and 54,024,005 shares issued, respectively)	541	540	540
Additional paid-in capital	288,010	287,402	287,153
Unearned compensation - restricted stock	(348)	(116)	(198)
Treasury stock at cost (17,253,449, 15,105,432 and 13,647,185 shares, respectively)	(140,104)	(129,103)	(123,301)
Retained earnings	225,382	233,381	253,368
TOTAL SHAREHOLDERS’ EQUITY	373,481	392,104	417,562
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$625,879	$803,396	$684,356

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	$246,746	$267,530	$520,148	$547,009
Cost of sales	150,209	169,116	326,040	344,781
Gross profit	96,537	98,414	194,108	202,228
Selling, general and administrative expenses	104,650	110,616	210,596	222,870
Loss from operations	(8,113)	(12,202)	(16,488)	(20,642)
Interest expense, net	342	293	501	361
Loss before income tax benefit and cumulative effect of change in accounting principle	(8,455)	(12,495)	(16,989)	(21,003)
Income tax benefit	(5,542)	(5,492)	(8,991)	(8,810)
Loss before cumulative effect of change in accounting principle	$(2,913)	$(7,003)	$(7,998)	$(12,193)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(13,684)
Net loss	$(2,913)	$(7,003)	$(7,998)	$(25,877)

BASIC LOSS PER SHARE
Loss per share before cumulative effect of change in accounting principle	$(0.08)	$(0.17)	$(0.21)	$(0.30)

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	$(0.34)

Basic loss per share	$(0.08)	$(0.17)	$(0.21)	$(0.64)

Weighted average number of common shares outstanding – basic	37,969	40,532	38,445	40,636

DILUTED LOSS PER SHARE

Loss per share before cumulative effect of change in accounting principle	$(0.08)	$(0.17)	$(0.21)	$(0.30)

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	$(0.34)

Diluted loss per share	$(0.08)	$(0.17)	$(0.21)	$(0.64)

Weighted average number of common shares outstanding – diluted	37,969	40,532	38,445	40,636

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002
Net cash used by Operating Activities	$(133,532)	$(203,312)

Cash Flows from Investing Activities:
Purchases of fixed assets	(6,665)	(16,944)
Purchases of investments in unconsolidated affiliates	—	(860)
Net cash used by Investing Activities	(6,665)	(17,804)

Cash Flows from Financing Activities:
Payments of capital lease obligations	(1,362)	(2,877)
Purchases of treasury stock	(11,001)	(5,498)
Exercise of stock options	378	427
Net cash used by Financing Activities	(11,985)	(7,948)

Net decrease in cash and cash equivalents	(152,182)	(229,064)
Cash and cash equivalents, beginning of year	197,050	254,943
Cash and cash equivalents, end of period	$44,868	$25,879
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$193	$571
Issuance of treasury stock under incentive stock programs	—	8
Issuance of shares under restricted stock plan	315	—

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
August 2, 2003 and August 3, 2002

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”), Record Town’s subsidiaries, all of which are wholly owned and Second Spin, Inc., which is majority owned (“Company”).   All significant inter-company accounts and transactions have been eliminated.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 1, 2003 has been derived from the Company’s February 1, 2003 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen week and twenty-six week periods ended August 2, 2003 and August 3, 2002.   Certain amounts in previously issued condensed consolidated financial statements were reclassified to conform to fiscal 2003 presentations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Note 2. Seasonality

The Company’s business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 3. Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS No. 123 and as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock

Compensation – An Interpretation of APB No. 25, in accounting for its fixed stock option plans.  Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method. The Company adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, as required.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen Weeks ended		Twenty-six Weeks ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net loss, as reported	$(2,913)	$(7,003)	$(7,998)	$(25,877)
Add: Stock-based employee compensation expense included in reported net loss, net of related income taxes	27	25	51	50
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(979)	(1,264)	(1,592)	(1,908)
Proforma net loss	$(3,865)	$(8,242)	$(9,539)	$(27,735)
Loss per share:
Basic - as reported	$(0.08)	$(0.17)	$(0.21)	$(0.64)
Basic– proforma	$(0.10)	$(0.20)	$(0.25)	$(0.68)
Diluted – as reported	$(0.08)	$(0.17)	$(0.21)	$(0.64)
Diluted – proforma	$(0.10)	$(0.20)	$(0.25)	$(0.68)

Note 4. Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the provisions of SFAS No. 149 for derivative instruments and hedging contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on the Company’s results of operations and financial condition.

In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor relating to vendor allowances. The Company adopted EITF No. 02-16 effective from the beginning of fiscal 2002, resulting in a one-time non-cash charge of $13.7 million, which is net of income taxes of $8.9 million and was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. This new practice changes the timing of recognizing allowances in income and has the effect of reducing inventory and related cost of sales and increasing Selling, General and Administrative expenses (“SG&A”). The results for the twenty-six weeks ended August 3, 2002 reflect the adoption of EITF No. 02-16.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations and financial condition.

Note 5. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(in millions)		(in millions)
Cost of sales	$0.7	$0.6	$1.2	$1.1
SG&A	9.8	9.9	19.7	19.5
Total	$10.5	$10.5	$20.9	$20.6

Note 6. Loss Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(in thousands )		(in thousands )
Weighted average common shares outstanding – basic	37,969	40,532	38,445	40,636
Dilutive effect of employee stock options	—	—	—	—
Weighted average common shares outstanding – diluted	37,969	40,532	38,445	40,636

Anti-dilutive stock options	5,509	5,764	6,904	5,022

Note 7. Legal Proceedings

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service (“IRS”) in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company which was acquired in April 1999.  The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994.  As a result of the District Court decision, the Company accrued $11.0 million to income tax expense during fiscal 2000, which was reflected in other (long-term) liabilities in the consolidated balance sheets as of February 1, 2003 and August 3, 2002.  During the thirteen weeks ended August 2, 2003, the Company and the IRS agreed on final payment terms for an amount less than previously accrued, which resulted in the reduction of the accrued liability to $8.9 million and an income tax benefit of $2.1 million.

On March 3, 2003, the Company filed a complaint in the United States District Court in the Northern District of New York against Fullplay Media Systems, Inc (“Fullplay”). The action against Fullplay by the Company was for breach of contract and misappropriation of trade secrets in the design and development of its Listening and Viewing Stations (“LVS”). Under a non-disclosure agreement with the Company, Fullplay was obligated to keep confidential the Company’s proprietary information relating to the LVS and not make use whatsoever at any time of such proprietary information except for purposes related to Fullplay’s contractual obligations to develop the LVS for the Company. On March 7, 2003, Fullplay filed a complaint against the Company asserting breaches of two other agreements between the parties. On March 19, 2003, Fullplay filed a voluntary petition for a Chapter 11 bankruptcy in the United States Bankruptcy Court for the Western District of Washington. On June 24, 2003, Fullplay filed suit against the Company as part of its Chapter 11 bankruptcy filing claiming breach of contract. The Company reached an agreement with Fullplay on July 18, 2003 to resolve the disputes, whereby both parties will discontinue all legal actions without admitting or denying the merits of the other’s claims.

The Company is subject to other legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Note 8. Subsequent Event

On September 14, 2003, the Company reached an agreement in principle to acquire substantially all of the assets of Wherehouse Entertainment, Inc (“Wherehouse”).  Wherehouse, which is currently operating in Chapter 11 bankruptcy, is a specialty music retailer, and owns and operates 148 stores located primarily in the western United States. The purchase price will represent total estimated consideration of $41 million in cash and assumed liabilities.  The transaction is subject to the approval of the U.S. Bankruptcy Court for the District of Delaware and is expected to close in early October 2003.  Upon completion of the sale, the Company expects at this time to retain 113 of the Wherehouse’s best performing stores.  The remaining 35 stores will be liquidated by a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and The Ozer Group LLC.

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following is an analysis of the Company’s results of operations, liquidity and capital resources.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise inventory, including the entry or exit of non-traditional retailers of the Company’s merchandise inventory to or from its markets; the release by the music industry of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise inventory is sold; and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, store closing costs, impairment of long-lived assets, goodwill, provision for income taxes, and accounting for vendor allowances.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.   Note 1 of Notes to Consolidated Financial Statements on Form 10-K for the year ended February 1, 2003 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market as determined by the average cost method. Merchandise inventory valuation requires significant judgment and estimates, including merchandise markdowns, obsolescence and provision for inventory shrinkage. The provision for inventory shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the period reported based on historical results and trends. Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly. The Company records inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions and the resulting gross margin reduction is recognized in the period the markdown is recorded.

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

Store Closing Costs: Management periodically evaluates the need to close underperforming stores. For exit activities related to store closings subsequent to December 31, 2002, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146.  For exit activities prior to December 31, 2002, reserves were established for store closing costs at the date of the Company’s commitment to an exit plan in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Two key assumptions in calculating reserves include the time frame expected to terminate lease agreements and estimates of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves for store closing costs are reviewed periodically and adjusted.

Impairment of Long-Lived Assets: The Company accounts for fixed assets and other long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the corresponding fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows.  SFAS No. 144 requires an entity to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs.  The Company adopted SFAS No. 144 on February 3, 2002.

Goodwill: Effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, according to which goodwill is no longer amortized, but is subject to a periodic impairment test performed, at a minimum, on an annual basis.  If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized.  During fiscal 2002, the Company reviewed its goodwill balances for impairment in accordance with the provisions of SFAS No. 142 and wrote off its entire balance of $40.9 million of recorded goodwill as of February 1, 2003.  As of August 2, 2003, the Company has no other recorded intangible assets, as defined by SFAS No. 142.

Income Taxes: Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and tax operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. Valuation allowances are recorded against deferred tax assets if, based upon management’s estimates, it is more likely than not that some or all of these deferred tax assets will not be realized.

Accounting for Vendor Allowances: In accordance with guidance issued by the FASB’s Emerging Issues Task Force in March 2003 regarding the accounting for vendor allowances (EITF No. 02-16), Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor, vendor allowances are to be recognized as a reduction of cost of sales, unless the allowance represents the reimbursement of a specific, incremental and identifiable cost incurred to sell a vendor’s products.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 2, 2003
Compared to the Thirteen Weeks Ended August 3, 2002

Sales.  The Company’s sales decreased 7.8% to $246.7 million for the thirteen weeks ended August 2, 2003 from $267.5 million for the thirteen weeks ended August 3, 2002. This was due to an average of 64 fewer stores in operation as compared to the second quarter last year and a comparable store sales decline of 5.0%.

For the thirteen weeks ended August 2, 2003, comparable store sales decreased 4.7% for mall stores and 5.2% for freestanding stores.  By merchandise category, comparable store sales decreased 12.9% in music; increased 10.1% in video; increased 9.9% in video games; and increased 9.4% in the combined electronics, accessories and boutique categories.

The decline in comparable store sales in the music category reflects the availability of free music on the internet and a lack of new release product in the quarter.  Video was driven by DVD sales which increased by 27.2% on a comparable store basis. The comparable store sales increase in the video games was a result of expansion of this category.

Gross Profit.  Gross profit decreased to $96.5 million for the thirteen weeks ended August 2, 2003 compared to $98.4 million for the thirteen weeks ended August 3, 2002 due to lower sales. As a percentage of sales, gross profit increased to 39.1% for the thirteen weeks ended August 2, 2003 from 36.8% for the thirteen weeks ended August 3, 2002.  The  increase in the gross profit rate was due to the mix of sales, better product sourcing, improved inventory shrinkage and an increase in vendor discounts.

Selling, General and Administrative Expenses (“SG&A”).  SG&A decreased $6.0 million to $104.6 million for the thirteen weeks ended August 2, 2003 as compared to $110.6 million for the thirteen weeks ended August 3, 2002.  This was due to the operation of an average of 64 less stores during the quarter and a reduction in expenses arising from cost control measures. As a percentage of sales, SG&A increased to 42.4% for the thirteen weeks ended August 2, 2003, from 41.3% for thirteen weeks ended August 3, 2002.  The increase in SG&A percentage is due to a loss of leverage on lower sales volume.

Interest Expense.  Interest expense was $0.3 million for each of the thirteen weeks ended August 2, 2003 and the thirteen weeks ended August 3, 2002.

Income Tax Benefit.  The Company’s income tax benefit was $5.5 million for each of the thirteen weeks ended August 2, 2003 and August 3, 2002.  During the thirteen weeks ended August 2, 2003, the Company settled the payment terms of its COLI litigation with the IRS resulting in an additional tax benefit of $2.1 million (see Note 7 of Notes to Condensed Consolidated Financial Statements). The Company’s effective tax rate for the thirteen weeks ended August 3, 2003 before the additional $2.1 million benefit previously discussed was 40.7%, as compared to 43.9% for the thirteen weeks ended August 3, 2002. The decrease in rate is primarily due to reduced losses on equity investments and the associated impact on the valuation allowance for deferred taxes.

Net Loss.  The Company’s net loss was $2.9 million for the thirteen weeks ended August 2, 2003, compared to net loss of $7.0 million for the thirteen weeks ended August 3, 2002.  The lower net loss is due to gross profit improvements and expense reductions that, together, exceeded the impact of lower sales.  It was further due to an adjustment increasing the income tax benefit arising from the settlement of payment terms with the IRS on the Company’s COLI litigation.

Twenty-six Weeks Ended August 2, 2003
Compared to the Twenty-six Weeks Ended August 3, 2002

Sales.  The Company’s sales decreased 4.9% to $520.1 million for the twenty-six weeks ended August 2, 2003 compared to $547.0 million for the twenty-six weeks ended August 3, 2002. This was due to fewer stores in operation as compared to the second quarter last year and a comparable store sales decline of 2.4%.

For the twenty-six weeks ended August 2, 2003, comparable store sales decreased 2.4% for both mall and freestanding stores.  By merchandise category, comparable store sales decreased 9.7% in music; increased 11.4% in video; increased 11.9% in video games; and increased 7.7% in the combined electronics, accessories and boutique categories.

Comparable store sales in the music category continued to decline due to a lack of new release product in the second quarter and the availability of free music on the internet. Video was driven by DVD sales which increased by 30.4% on a comparable store basis. The comparable store sales increase in the video games category was a result of expansion of this category.

Gross Profit.  Gross profit decreased to $194.1 million for the twenty-six weeks ended August 2, 2003 compared to $202.2 million for the twenty-six weeks ended August 3, 2002 due to lower sales. As a percentage of sales, gross profit increased to 37.3% for the twenty-six weeks ended August 2, 2003 from 37.0% for the twenty-six weeks ended August 3, 2002.

Selling, General and Administrative Expenses.  SG&A decreased 5.5% to $210.6 million for the twenty-six weeks ended August 2, 2003 as compared to $222.9 million for the twenty-six weeks ended August 3, 2002.  This was due to the operation of fewer stores and a reduction in expenses arising from cost control measures. As a percentage of sales, SG&A was 40.5% for the twenty-six weeks ended August 2, 2003 as compared to 40.7% for the twenty-six weeks ended August 3, 2002.

Interest Expense.  Interest expense was $0.5 million in the twenty-six weeks ended August 2, 2003 compared to interest expense of $0.4 million for the twenty-six weeks ended August 3, 2002.

Income Tax Benefit.  The Company’s income tax benefit was $9.0 million for the twenty-six weeks ended August 2, 2003, compared to an income tax benefit of $8.8 million for the twenty-six weeks ended August 3, 2002. During the thirteen weeks ended August 2, 2003, the Company settled the payment terms of its COLI litigation with the IRS resulting in an additional tax benefit of $2.1 million (see Note 7 of Notes to Condensed Consolidated Financial Statements). The Company’s effective tax rate for the twenty-six weeks ended August 3, 2003 before the additional $2.1 million benefit previously discussed was 40.4%, as compared to 41.9% for the twenty-six weeks ended August 3, 2002. The decrease in rate is primarily due to reduced losses on equity investments and the associated impact on the valuation allowance for deferred taxes.

Cumulative Effect of Change in Accounting Principle. The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective as of February 3, 2002, in accordance with EITF No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor, resulting in a one-time, non-cash charge of $13.7 million, which is net of income taxes in the first quarter of 2002. This non-cash charge was reported as a cumulative effect of a change in accounting principle. In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and vendor allowances.

Net Loss.  The Company’s net loss was $8.0 million for the twenty-six weeks ended August 2, 2003, compared to a net loss of $25.9 million for the twenty-six weeks ended August 3, 2002. The lower net loss is due to gross profit improvements and expense reductions that, together, exceeded the impact of lower sales and the absence of the cumulative effect of a change in accounting principle recorded last year.  It was further due to an adjustment increasing the income tax benefit arising from the settlement of payment terms with the IRS on the Company’s COLI litigation in the thirteen weeks ended August 2, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility.  The Company had cash balances of $44.9 million at August 2, 2003, compared to $197.0 million at the end of fiscal 2002 and $25.9 million at August 3, 2002.

Cash used by operating activities was $133.5 million for the twenty-six weeks ended August 2, 2003.  The primary uses of cash were a $137.9 million seasonal reduction of accounts payable and a $11.9 million net reduction in income taxes payable.

Cash used by financing activities was $11.9 million for the twenty-six weeks ended August 2, 2003.  The primary use of cash was $11.0 million for the purchase of approximately 2.1 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors.

The Company has a three year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter upon the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant.  On August 2, 2003, the Company had no outstanding borrowings under the revolving credit facility and $100 million was available for borrowing.

Capital Resources.  During the twenty-six weeks ended August 2, 2003, the Company made capital expenditures of $6.7 million.  The Company plans to spend approximately $30 million, net of construction allowances, for capital expenditures in fiscal 2003. During the twenty-six weeks ended August 2, 2003, the Company opened or relocated 6 stores and closed 30 stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Chief  Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of August 2, 2003, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

 (b)    Changes in internal controls.    There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

A)                An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 11, 2003.

B)                In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

Names of Nominees	Column 1 Withheld	Column 2 Votes for
Dean Adler	1,985,661	33,273,368
Michael Solow	1,557,536	33,701,493

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(A) Exhibits -

Exhibit No	Description

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(B) Reports on Form 8-K —

A Form 8-K was filed on August 15, 2003 incorporating by reference the Company’s August 13, 2003 press release announcing the Company’s financial results for its second fiscal quarter ended August 2, 2003.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 16, 2003	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer (Principal Executive Officer)

September 16, 2003	By: /s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)