Form 10-Q
period 2003-11-01
TRANS WORLD ENTERTAINMENT CORP
filed 2003-12-16
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

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

Common Stock, $.01 par value,

36,192,014 shares outstanding as of December 1, 2003

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	November 1, 2003	February 1, 2003	November 2, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,840	$197,050	$20,558
Merchandise inventory	509,360	378,005	464,082
Deferred taxes	8,898	4,977	15,374
Other current assets	16,472	15,673	15,144
Total current assets	554,570	595,705	515,158

NET FIXED ASSETS	135,452	155,417	159,856
DEFERRED TAXES	36,267	40,667	28,429
GOODWILL	—	—	40,914
OTHER ASSETS	12,160	11,607	16,012
TOTAL ASSETS	$738,449	$803,396	$760,369

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$277,293	$326,959	$263,974
Borrowings under line of credit	12,108	—	26,314
Income taxes payable	—	13,418	—
Accrued expenses and other	51,291	35,060	32,187
Current portion of capital lease obligations	409	1,640	2,338
Total current liabilities	341,101	377,077	324,813

CAPITAL LEASE OBLIGATIONS, less current portion	7,568	7,860	7,976
OTHER LIABILITIES	25,563	26,355	26,681
TOTAL LIABILITIES	374,232	411,292	359,470

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,235,873, 54,046,595 and 54,046,005 shares issued, respectively)	542	540	541

Additional paid-in capital	288,382	287,402	287,179
Unearned compensation – restricted stock	(303)	(116)	(157)
Treasury stock at cost (17,835,149, 15,105,432 and 13,985,291 shares, respectively)	(143,874)	(129,103)	(124,877)
Retained earnings	219,470	233,381	238,213
TOTAL SHAREHOLDERS’ EQUITY	364,217	392,104	400,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$738,449	$803,396	$760,369

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Sales	$268,506	$251,171	$788,654	$798,180
Cost of sales	172,199	160,075	498,239	504,857
Gross profit	96,307	91,096	290,415	293,323
Selling, general and administrative expenses	109,203	117,909	319,799	340,777
Loss from operations	(12,896)	(26,813)	(29,384)	(47,454)
Interest expense, net	549	455	1,051	817
Loss before income taxes, cumulative effect of change in accounting principle and extraordinary gain	(13,445)	(27,268)	(30,435)	(48,271)
Income tax benefit	(5,342)	(12,507)	(14,334)	(21,317)
Loss before cumulative effect of change in accounting principle and extraordinary gain	(8,103)	(14,761)	(16,101)	(26,954)
Cumulative effect of change in accounting principle, net of income taxes of $8,950	—	—	—	(13,684)
Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,797	2,191	—	2,191	—
Net loss	$(5,912)	$(14,761)	$(13,910)	$(40,638)

BASIC LOSS PER SHARE
Loss per share before cumulative effect of change in accounting principle and extraordinary gain	$(0.22)	$(0.37)	$(0.43)	$(0.67)
Cumulative effect of change in accounting principle, net of income taxes of $8,950	—	—	—	$(0.34)
Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,797	$0.06	—	$0.06	—

Basic loss per share	$(0.16)	$(0.37)	$(0.37)	$(1.01)
Weighted average number of common shares outstanding – basic	36,625	40,139	37,838	40,470

DILUTED LOSS PER SHARE
Loss per share before cumulative effect of change in accounting principle and extraordinary gain	$(0.22)	$(0.37)	$(0.43)	$(0.67)
Cumulative effect of change in accounting principle, net of income taxes of $8,950	—	—	—	$(0.34)
Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,797	$0.06	—	$0.06	—

Diluted loss per share	$(0.16)	$(0.37)	$(0.37)	$(1.01)
Weighted average number of common shares outstanding – diluted	36,625	40,139	37,838	40,470

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002
Net cash used by Operating Activities	$(136,013)	$(216,731)

Cash Flows from Investing Activities:
Purchases of fixed assets	(12,156)	(32,370)
Purchase of investments in unconsolidated affiliates	—	(891)
Acquisition of businesses	(25,600)	—
Net cash used by Investing Activities	(37,756)	(33,261)

Cash Flows from Financing Activities:
Borrowings under line of credit	12,108	26,314
Payments of capital lease obligations	(1,523)	(3,897)
Purchases of treasury stock	(14,771)	(7,066)
Exercise of stock options	745	256
Net cash used by Financing Activities	(3,441)	15,607

Net decrease in cash and cash equivalents	(177,210)	(234,385)
Cash and cash equivalents, beginning of year	197,050	254,943
Cash and cash equivalents, end of period	19,840	$20,558
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$377	$602
Issuance of treasury stock under incentive stock programs	—	8
Issuance of restricted shares under restricted stock plan	315	—

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2003 and November 2, 2002 (unaudited)

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 1, 2003 has been derived from the Company’s February 1, 2003 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen week and thirty-nine week periods ended November 1, 2003 and November 2, 2002.   Certain amounts in previously issued condensed consolidated financial statements were reclassified to conform to fiscal 2003 presentation.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Note 2. Seasonality

The Company’s business is seasonal in nature, with the highest sales and earnings occurring in the fourth fiscal quarter.

Note 3. Stock Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, and as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25, in accounting for its fixed stock option plans.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen Weeks ended		Thirty-nine Weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net loss, as reported	$(5,912)	$(14,761)	$(13,910)	$(40,638)
Add: Stock-based employee compensation expense included in reported net loss, net of related income taxes	27	23	78	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(832)	(1,136)	(2,423)	(3,044)
Pro forma net loss	$(6,717)	$(15,874)	$(16,255)	$(43,609)
Loss per share:
Basic - as reported	$(0.16)	$(0.37)	$(0.37)	$(1.01)
Basic – pro forma	$(0.18)	$(0.40)	$(0.43)	$(1.08)
Diluted – as reported	$(0.16)	$(0.37)	$(0.37)	$(1.01)
Diluted – pro forma	$(0.18)	$(0.40)	$(0.43)	$(1.08)

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

In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor relating to vendor allowances. The Company adopted EITF No. 02-16 effective from the beginning of fiscal 2002, resulting in a one-time non-cash charge of $13.7 million, which was net of income taxes of $8.9 million and was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. This new practice changes the timing of recognizing allowances in income and has the effect of reducing inventory and related cost of sales and increasing selling, general and administrative expenses. The Company’s results of operations for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 reflect the adoption of EITF No. 02-16.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of free standing financial instruments that embody obligations for the issuer.  Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations and financial condition.

Note 5. Acquisitions

On October 2, 2003, the Company acquired substantially all of the net assets of Wherehouse Entertainment Inc. (“Wherehouse”). Under the terms of the Purchase Agreement, the Company acquired 111 Wherehouse stores. Wherehouse, which was operating in Chapter 11 bankruptcy, is a specialty music retailer, and owned and operated 145 stores located primarily in the western United States. On completion of the sale, the Company retained 111 Wherehouse stores, and the remaining 34 stores were liquidated by a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and The Ozer Group LLC.  The Company has the right for up to six months to close any of the acquired stores through the Wherehouse bankruptcy proceeding without obligation. The impact of such closings, if any, on the purchase price will depend on the timing and number of stores closed and as such cannot be estimated at the present time. The acquisition was accounted for using the purchase method of accounting.

The purchase price for the acquired Wherehouse assets was $34.7 million, of which $10.9 million was payable as of November 1, 2003, including acquisition-related costs. The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

($ in millions)
Current assets	$47.8
Current liabilities	(7.2)
Long term liabilities	(3.8)
Extraordinary gain – unallocated negative goodwill	(2.1)
Total purchase price, net	$34.7

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Wherehouse, on a pro forma basis as though the companies had been combined as of the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each nine month period presented. The pro forma information also does not include one time items related to acquisition accounting, including the extraordinary gain arising from unallocated negative goodwill which is discussed later in this Note. The unaudited pro forma condensed consolidated statement of operations for the thirteen weeks ended November 1, 2003 combines the historical results of the Company for the thirteen weeks ended November 1, 2003 and the historical results of Wherehouse for the period preceding the acquisition of August 3, 2003 through October 1, 2003.  The unaudited pro forma condensed consolidated statement of operations for the thirty-nine weeks ended November 1, 2003 combines the historical results of the Company for the thirty-nine weeks ended November 1, 2003 and the historical results of Wherehouse for the period preceding the acquisition of February 2, 2003 through October 1, 2003.  The unaudited pro forma condensed consolidated statement of operations for the thirteen weeks ended and thirty-nine weeks ended November 2, 2002 combines the historical results of the Company and Wherehouse for the periods as indicated. The following is the pro forma information, after giving effect to purchase accounting adjustments.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	in thousands, except per share amounts		in thousands, except per share amounts
Pro forma sales	$294,533	$291,210	$893,890	$926,567
Pro forma net loss before cumulative effect of change in accounting principle and extraordinary gain from unallocated negative goodwill	$(8,580)	$(15,383)	$(18,015)	$(27,303)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	$(13,684)
Extraordinary gain from unallocated negative goodwill, net of income taxes	$945	—	$945	—

Pro forma net loss	$(7,635)	$(15,383)	$(17,070)	$(40,987)
Pro forma net loss per basic and diluted share before cumulative effect of change in accounting principle, net of income taxes	$(0.23)	$(0.38)	$(0.47)	$(0.67)

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	$(0.34)
Extraordinary gain from unallocated negative goodwill, net of income taxes	$0.02	—	$0.02	—

Pro forma loss per basic and diluted share	$(0.21)	$(0.38)	$(0.45)	$(1.01)

On October 6, 2003, the Company acquired substantially all of the net assets of CD World Inc. (“CD World”). CD World includes 13 free standing specialty stores in New Jersey and Missouri. The acquisition was accounted for using the purchase method of accounting. The cash consideration for CD World was $1.8 million. The total purchase price was allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

($ in millions)
Current assets	$3.9
Current Liabilities	(0.2)
Extraordinary gain – unallocated negative goodwill	(1.9)
Total purchase price, net	$1.8

The condensed consolidated financial statements include the results of operations of Wherehouse from October 1, 2003 and CD World from October 6, 2003. Pro forma results of operations including CD World results of operations have not been presented because the pro forma effect of the CD World acquisition would not be material to the Company’s results of operations.

In accordance with SFAS No.141, Business Combinations, an extraordinary gain from unallocated negative goodwill of $2.2 million (net of income taxes of $1.8 million), representing the excess of the fair value of the net assets acquired over the purchase price of the assets, was recognized in the condensed consolidated financial statements for the thirteen weeks ended November 1, 2003 in connection with the Wherehouse and CD World acquisitions. The unallocated negative goodwill was arrived at after adjusting the value of the acquired non-current assets to zero, in accordance with SFAS No.141. No intangible assets were acquired in connection with either acquisition.

The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in fiscal 2004. The allocation of the purchase price will be adjusted after obtaining more information regarding asset valuations and liabilities assumed.

Note 6. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(in thousands)		(in thousands)
Cost of sales	$615	$582	$1,829	$1,726
Selling, general & administrative expenses	9,466	10,254	29,143	29,738
Total	$10,081	$10,836	$30,972	$31,464

Note 7. Loss Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	36,625	40,139	37,838	40,470
Dilutive effect of employee stock options	—	—	—	—
Weighted average common shares outstanding – diluted	36,625	40,139	37,838	40,470

Anti-dilutive stock options	5,358	5,851	6,388	5,299

Stock options outstanding for the thirteen weeks and thirty nine weeks ended November 1, 2003 and November 2, 2002 were excluded from the computation of diluted loss per share as the impact would have been anti-dilutive.

Note 8. Legal Proceedings

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service (“IRS”) in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company which was acquired in April 1999.  The case was brought against CM Holdings Inc. by the IRS to challenge the deduction of interest expense related to corporate-owned life insurance policies held by a subsidiary of CM Holdings Inc., for certain tax years that ended on or before February 1994.  As a result of the District Court decision, the Company accrued $11.0 million to income tax expense during fiscal 2000, which was reflected in other (long-term) liabilities in the consolidated balance sheets as of February 1, 2003 and November 2, 2002.  During the thirty-nine weeks ended November 1, 2003, the Company and the IRS agreed on final payment terms for an amount less than previously accrued, which resulted in the reduction of the accrued liability to $8.9 million and an income tax benefit of $2.1 million, recorded in the Company’s second fiscal quarter.

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

The following is an analysis of the Company’s results of operations, liquidity and capital resources.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise inventory, including the entry or exit of non-traditional retailers of the Company’s merchandise inventory to or from its markets; the release by the music and video industry of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise inventory is sold; and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, store closing costs, impairment of long-lived assets, goodwill, provision for income taxes, and accounting for vendor allowances.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.   Note 1 of Notes to Consolidated Financial Statements on Form 10-K for the year ended February 1, 2003 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

Store Closing Costs: Management periodically evaluates the need to close underperforming stores. For exit activities related to store closings subsequent to December 31, 2002, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  For exit activities prior to December 31, 2002, reserves were established for store closing costs at the date of the Company’s commitment to an exit plan in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Two key assumptions in calculating reserves include the time frame expected to terminate lease agreements and estimates of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves for store closing costs are reviewed periodically and adjusted.

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

Goodwill: Effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, according to which goodwill is no longer amortized, but is subject to a periodic impairment test performed, at a minimum, on an annual basis.  If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized.  The Company tested goodwill pursuant to SFAS No. 142 as of the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly, a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002.   As of November 1, 2003, the Company has no other recorded intangible assets, as defined by SFAS No. 142.

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

The Company adopted EITF No. 02-16 effective as of February 3, 2002, resulting in a one-time, non-cash charge of $13.7 million, which was net of income taxes of $8.9 million, and was reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002.

In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice changes the timing of recognizing allowances in net earnings and has the effect of reducing inventory and related cost of sales and increasing selling, general and administrative expenses.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 2003

Compared to the Thirteen Weeks Ended November 2, 2002

Sales.  The Company’s sales increased 6.9% to $268.5 million for the thirteen weeks ended November 1, 2003 compared to $251.2 million for the thirteen weeks ended November 2, 2002. The increase was due to a comparable store sales increase of 4.6% and the acquisition of 124 stores in October 2003 (see Note 5 of Notes to Condensed Consolidated Financial Statements). The increase was offset in part by the operation of an average of 63 less stores (not including the acquired stores) during the thirteen weeks ended November 1, 2003 as compared to the thirteen weeks ended November 2, 2002.

For the thirteen weeks ended November 1, 2003, comparable store sales in the mall stores increased 5.6% and in the free standing stores, increased 2.4%.  By merchandise category, comparable store sales decreased 2.1% in music; increased 16.7% in home video; decreased 4.7% in video games; and increased 4.9% in the combined electronics, accessories and boutique categories.

The decline in music sales during the thirteen weeks ended November 1, 2003 showed a marked improvement from the decline of 13.6% during the thirteen weeks ended August 2, 2003, reflecting better product and improving trends in the retail music industry. Video was driven by DVD sales which increased by 31.4% on a comparable store basis due to strong releases. Comparable store sales in the video games category declined by 4.7% due to a sales decline experienced by the entire games industry during the thirteen weeks ended November 1, 2003.

Gross Profit.  Gross profit increased to $96.3 million for the thirteen weeks ended November 1, 2003 compared to $91.1 million for the thirteen weeks ended November 2, 2002.  As a percentage of sales, gross profit decreased to 35.9% in the thirteen weeks ended November 1, 2003 from 36.3% in the thirteen weeks ended November 2, 2002.  The decrease in the gross profit percentage was due to a continued shift in the product mix to lower margin categories including DVD’s.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses decreased $8.7 million to $109.2 million for the thirteen weeks ended November 1, 2003 as compared to $117.9 million for the thirteen weeks ended November 2, 2002. The decrease reflects a reduction in expenses arising from cost control measures in stores and corporate functions in the thirteen weeks ended November 1, 2003 and the Company’s write off of an investment of $5.5 million in Data Play, in the thirteen weeks ended November 2, 2002. SG&A expenses as a percentage of sales, decreased to 40.7% for the thirteen weeks ended November 1, 2003 from 46.9% for the thirteen weeks ended November 2, 2002.

Interest Expense.  Interest expense was $0.5 million for each of the thirteen weeks ended November 1, 2003 and the thirteen weeks ended November 2, 2002.

Income Tax Benefit.  The Company’s income tax benefit was $5.3 million for the thirteen weeks ended November 1, 2003, compared to an income tax benefit of $12.5 million for the thirteen weeks ended November 2, 2002.  This was due to a decrease in the effective tax rate to 39.7% for the thirteen weeks ended November 1, 2003 from 45.9% for the thirteen weeks ended November 2, 2002. The decrease in rate is due to reduced losses on non-deductible equity investments and the associated impact on the valuation allowance for deferred taxes and a decrease in the Company’s loss before income taxes in the thirteen weeks ended November 1, 2003.

Extraordinary Gain – Unallocated Negative Goodwill. The Company acquired 124 stores from Wherehouse and CD World (see Note 5 of Notes to Condensed Consolidated Financial Statements) in October 2003 resulting in an extraordinary gain of $2.2 million, net of income taxes of $1.8 million, related to unallocated negative goodwill. The gain represents the excess of fair value of net assets purchased over the purchase price of the acquired assets. The allocation of the purchase price has been adjusted since the Company's press release dated November 12, 2003 resulting in an increase in the previously reported extraordinary gain of $0.6 million.

Net Loss.  The Company’s net loss including extraordinary gain was $5.9 million for the thirteen weeks ended November 1, 2003 compared to a net loss of $14.8 million for the thirteen weeks ended November 2, 2002. Loss before extraordinary gain, net of income taxes, was $8.1 million for the thirteen weeks ended November 1, 2003. The lower net loss is due to expense reductions, the effect of an extraordinary gain resulting from unallocated negative goodwill in the thirteen weeks ended November 1, 2003 and the Company’s write off of an investment of $5.5 million in Data Play in the thirteen weeks ended November 2, 2002.

Thirty-nine Weeks Ended November 1, 2003

Compared to the Thirty-nine Weeks Ended November 2, 2002

Sales.  The Company’s sales decreased 1.2% to $788.7 million for the thirty-nine weeks ended November 1, 2003 compared to $798.2 million for the thirty-nine weeks ended November 2, 2002. The decrease in sales was due to the operation of an average of 54 less stores, not including the acquisition of 124 stores in October 2003 (see Note 5 of Notes to Condensed Consolidated Financial Statements) and a comparable store sales decline of 0.2%.

For the thirty-nine weeks ended November 1, 2003, comparable store sales in the mall stores increased 0.2% and in the free standing stores, decreased 0.7%.  By merchandise category, comparable store sales decreased 7.9% in music; increased 11.8% in home video; increased 4.8% in video games; and increased 6.8% in the combined electronics, accessories and boutique categories.

Comparable store sales in the music category continued to decline due to an industry-wide decline in CD sales associated with CD piracy. Video was driven by DVD sales which increased by 29.0% on a comparable basis due to strong releases. Comparable store sales increased 4.8% in the video games category as a result of expansion of this category.

Gross Profit.  Gross profit decreased to $290.4 million for the thirty-nine weeks ended November 1, 2003 compared to $293.3 million for the thirty-nine weeks ended November 2, 2002. As a percentage of sales, gross profit increased to 36.8% in the thirty-nine weeks ended November 1, 2003 from 36.7% in the thirty-nine weeks ended November 2, 2002.

Selling, General and Administrative Expenses.  SG&A decreased $21.0 million to $319.8 million for the thirty-nine weeks ended November 1, 2003 as compared to $340.8 million for the thirty-nine weeks ended November 2, 2002. The decrease reflects an overall reduction in expenses arising from cost control measures in stores and corporate functions in the thirty-nine weeks ended November 1, 2003, and the Company’s write off of an investment of $5.5 million in Data Play, in the thirteen weeks ended November 2, 2002. As a percentage of sales, SG&A expenses decreased to 40.5% for the thirty-nine weeks ended November 1, 2003 from 42.7% for the thirty-nine weeks ended November 2, 2002.

Interest Expense.  Interest expense was $1.1 million for the thirty-nine weeks ended November 1, 2003, as compared to $0.8 million for the thirty-nine weeks ended November 2, 2002.

Income Tax Benefit.  The Company’s income tax benefit was $14.3 million for the thirty-nine weeks ended November 1, 2003, compared to an income tax benefit of $21.3 million for the thirty-nine weeks ended November 2, 2002.  During the thirty-nine weeks ended November 1, 2003, the Company settled the payment terms of its COLI litigation with the IRS resulting in an additional tax benefit of $2.1 million (see Note 8 of Notes to Condensed Consolidated Financial Statements).

The Company’s effective tax rate for the thirty-nine weeks ended November 1, 2003 before the additional $2.1 million benefit previously discussed was 40.1%, as compared to 44.2% for the thirty-nine weeks ended November 2, 2002. The decrease in rate is due to reduced losses on equity investments and the associated impact on the valuation allowance for deferred taxes; and a decrease in the Company’s loss before income taxes in the thirty-nine weeks ended November 1, 2003.

Cumulative Effect of Change in Accounting Principle. The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective as of February 3, 2002, in accordance with EITF No. 02-16, Accounting by a Customer (including a Reseller) for Consideration Received from a Vendor, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million. This non-cash charge was reported as a cumulative effect of a change in accounting principle. In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and vendor allowances.

Extraordinary Gain – Unallocated Negative Goodwill.  The Company acquired 124 stores from Wherehouse and CD World (see Note 5 of Notes to Condensed Consolidated Financial Statements) in October 2003 resulting in an extraordinary gain of $2.2 million, net of income taxes of $1.8 million, related to unallocated negative goodwill. The gain represents the excess of fair value of net assets purchased over the purchase price of the acquired assets. The allocation of the purchase price has been adjusted since the Company's press release dated November 12, 2003 resulting in an increase in the previously reported extraordinary gain of $0.6 million.

Net Loss.  The Company’s net loss was $13.9 million for the thirty-nine weeks ended November 1, 2003, compared to a net loss of $40.6 million for thirty-nine weeks ended November 2, 2002.  The lower net loss is due to expense reductions, the effect of an extraordinary gain resulting from unallocated negative goodwill in the thirteen weeks ended November 1, 2003, the Company’s write off of an investment of $5.5 million in Data Play and the effect of the cumulative effect of a change in accounting principle in the thirty-nine weeks ended November 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash flows from operations and borrowings under its revolving credit facility.  The Company had cash balances of $19.8 million at November 1, 2003, compared to $197.0 million at February 1, 2003 and $20.6 million at November 2, 2002.

Cash used by operating activities was $136.0 million for the thirty-nine weeks ended November 1, 2003.  The primary uses of cash were a $49.6 million seasonal reduction of accounts payable and a $81.3 million seasonal increase in merchandise inventory.  The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business, as further explained in Note 2 of Notes to Condensed Consolidated Financial Statements.   The reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for inventory sold during the prior year’s holiday season.  Similarly, the increase in inventory occurs each year throughout the fall season and peaks during the holiday selling season.  These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in accounts payable and sales of inventory during the holiday season.

Cash used by investing activities was $37.8 million for the thirty-nine weeks ended November 1, 2003. The primary use of cash was $25.6 million for the acquisition of 124 stores (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Cash used by financing activities was $3.4 million for the thirty-nine weeks ended November 1, 2003.  The primary source of cash was $12.1 million in borrowings under the Company’s revolving credit facility. The primary use of cash was $14.8 million for the purchase of approximately 2.7 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors.

The Company has a three year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter upon the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and contains a minimum net worth covenant.  On November 1, 2003, the Company had $12.1 million outstanding in borrowings under the revolving credit facility and $87.9 million was available for borrowing.

Capital Resources.  During the thirty-nine weeks ended November 1, 2003, the Company made capital expenditures of $12.2 million.  The Company plans to spend approximately $20 million, net of construction allowances, for capital expenditures in fiscal 2003. During the thirty-nine weeks ended

November 1, 2003, the Company opened or relocated 22 stores, acquired 124 stores and closed 51 stores.

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of November 1, 2003, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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
10.18

Agreement dated September 19, 2003 by and between a joint venture composed of Trans World Entertainment Corporation, Hilco Merchant Resources, LLC, Hilco Real Estate, LLC Gordon Brothers Retail Partners, LLC and The Ozer Group LLC as Agent and Wherehouse Entertainment, Inc., as Merchant to acquire certain assets of Wherehouse Entertainment Inc.

10.19	Amendment No.1 dated October 1, 2003 to the agency agreement dated September 19, 2003.

10.20	Agreement dated October 6, 2003 between Trans World Entertainment Corporation and CD World Inc., to acquire certain assets of CD World Inc.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K –

A Form 8-K was filed on September 16, 2003 incorporating by reference Trans World Entertainment’s September 14, 2003 press release announcing the Company’s agreement in principle to acquire substantially all of the assets of Wherehouse Entertainment, Inc.

A Form 8-K was filed on October 3, 2003 incorporating by reference Trans World Entertainment’s September 30, 2003 press release announcing that the U.S. Bankruptcy Court for the District of Delaware has approved the Company’s bid to acquire substantially all the asset of Wherehouse Entertainment, Inc and CD World Inc.

A Form 8-K was filed on October 29, 2003 incorporating by reference Trans World Entertainment’s October 27, 2003 press release announcing the addition of Mark A. Cohen to the Company’s Board of Directors.

A Form 8-K was filed on November 14, 2003 incorporating by reference Trans World Entertainment’s November 12, 2003 press release announcing the Company’s financial results for its third fiscal quarter ended November 1, 2003.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 16, 2003	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins Chairman and Chief Executive Officer (Principal Executive Officer)

December 16, 2003	By: /s/ JOHN J. SULLIVAN
John J. Sullivan Executive Vice President and Chief Financial Officer (Principal Financial Officer)