Form 10-K
period 2004-01-31
TRANS WORLD ENTERTAINMENT CORP
filed 2004-04-15
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒   No  ☐

As of August 2, 2003, 36,871,989 shares of the Registrant’s Common Stock, excluding 17,253,449 shares of stock held in Treasury, were issued and outstanding.  The aggregate market value of such shares held by non-affiliates of the Registrant, based upon the closing sale price of $5.33 on the NASDAQ National Market on August 2, 2003, was approximately $130,214,618.  Shares of Common Stock held by the Company’s controlling shareholder, who controls approximately 34.5% of the outstanding Common Stock, have been excluded for purposes of this computation.  Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation.

35,903,947 shares of Common Stock Issued and Outstanding as of March 19, 2004.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s June 16, 2004 Annual Meeting of Shareholders

III

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements.  These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements.

•	highly competitive nature of the retail entertainment business;
•	price and product changes;
•	adverse publicity and product liability claims;
•	interest rate fluctuations;
•	dependence on key employees;
•	new product introductions (“hit releases”) and promotional activity by competitors;
•	difficulties in integrating acquisitions;
•	our level of debt and related restrictions and limitations;
•	future cash flows, and
•	availability of new real estate.

The reader should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time-to-time, and it’s impossible for us to predict these events or how they may affect us. In light on these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

In addition, the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect:

•              the reported amounts and timing of revenue and expenses,

•              the reported amounts and classification of assets and liabilities, and

•              the disclosure of contingent assets and liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third-parties.

Item 1.  BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as the “Company”, was incorporated in New York in 1972.  It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted.  The Company operates retail stores and two e-commerce sites and is one of the largest specialty retailers of entertainment software including music, video and home video games and related products in the United States.

In October, 2003 the Company acquired substantially all of the net assets of 111 stores from Wherehouse Entertainment Inc. (“Wherehouse”), a specialty music retailer located primarily in the Western United States for $34.7 million in cash.  The acquired stores represent an excellent fit both strategically and operationally with the Company’s free standing stores and provide the unique opportunity to expand its presence on the West Coast.  The Company also acquired in October, 2003 substantially all of the net assets of 13 specialty stores of CD World Inc. (“CD World”), located in New Jersey and Missouri for $1.8 million in cash.  Management will focus on these acquired stores in its fiscal year 2004 in order to optimize their value.  See Note 3 of Notes to the Consolidated Financial Statements for further information.

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com.  The Company makes available free of charge its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments to each) on its website as soon as reasonably practicable after they are filed with the SEC.  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov.

The Company’s Common Stock, $.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”.   The Company’s fiscal year end is on  the last Saturday closest to January 31.

Stores and Store Concepts

At January 31, 2004 the Company operated 881 stores totaling approximately 5.5 million square feet in 47 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Mall Stores

At January 31, 2004, the Company operated 595 mall-based stores in three concepts, predominantly under the FYE, For Your Entertainment, brand including:

Traditional FYE stores.   The traditional FYE mall store averages 5,700 square feet in size and carries a full complement of entertainment products.   These stores are often the exclusive provider of music in regional malls.   There were 565 traditional FYE stores at January 31, 2004.

Super FYE stores.  The super FYE concept carries the same merchandise categories as traditional FYE mall locations, but with a much broader and deeper assortment.  This concept is designed to be a semi-anchor or destination location in major regional malls.  There were 15 super FYE stores at January 31, 2004 that averaged 24,200 square feet in size.

Saturday Matinee stores.  The Saturday Matinee stores specialize in the sale of video products and related accessories.  They are located in large, regional shopping malls and average 2,100 square feet in size.  The Company operated 15 Saturday Matinee stores at January 31, 2004.

Freestanding Stores

At January 31, 2004, the Company operated 285 freestanding stores, which operate under the brand names of Coconuts, Strawberries, Wherehouse Music, CD World or Spec’s Music.  They carry a full complement of entertainment products and are designed for freestanding, strip center and downtown locations.  The freestanding stores average approximately 6,500 square feet in size.

The Company also operates a single Planet Music store, a 31,400 square foot freestanding superstore in Virginia Beach, VA.   The store offers an extensive catalog of music, video and related merchandise.

Second Spin Inc.

The Company owns a majority interest in Second Spin Inc. Second Spin. Inc. operates online and in store marketplaces for buying and selling of used CD’s, videos and DVD’s. Second Spin Inc. operates six stores in California and Colorado.

E-Commerce Sites

The Company operates the FYE, For Your Entertainment, www.fye.com website and the www.wherehouse.com website.  These sites offer substantially the same complement of products in music, video and video games, as offered in the Company’s stores.

Business Environment

The entertainment software industry, including music, video and home video games, totaled $31 billion in the United States in 2003.  This statistic is derived from he Recording Industry of America, or RIAA’s dollar value of shipped units of all CD’s and music videos and cassettes and singles; Rentrak Home Video Essentials’ estimated title revenues; and NPD Funworld’s estimate of retail video games software sales.  Since 1999, management estimates that the industry has grown approximately 1% in total.  This reflects weakness in the music industry, where shipments have declined 31% since 1999, according to the RIAA.  The weakness in music was offset by growth over the same period in the home video segment, due to growing DVD penetration, and in the video games segment, that benefited from the launch of new hardware platforms and related software such as Sony’s PlayStation II, Nintendo’s GameCube and Microsoft’s Xbox.

Competition

There has been significant growth in channels available for consumers to access music as well as other entertainment products.  As a result, the number of specialty and independent retailers that rely on music sales has decreased.  The Company still competes with certain large specialty retail chains, including The Musicland Group Inc., mostly in malls, and Tower Records, mostly in free-standing locations and other mass merchants like Best Buy, Circuit City, Target and Walmart.  There are also other independent and smaller regional specialty retailers which still operate.

Merchandise Categories

The Company’s stores offer predominantly entertainment software, including music, home video and home video games.  In total, these categories represented 91% of the Company’s total sales in 2003.  The balance of categories, items relating to the use, care and storage of entertainment software, along with boutique and electronic products, represented 9% of the Company’s total sales in 2003.  Management believes there will be continued growth in its home video and home video games businesses. However, the majority of sales will be in music for the foreseeable future.

Seasonality

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period.  In 2003, the fourth fiscal quarter accounted for approximately 41% of annual sales.  In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff.   If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected.  Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes extensive use of in-store signs in all stores.  It also pursues a mass-media marketing program primarily for its freestanding stores, including newspaper, radio, and television advertisements.  The majority of vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise that are generally accounted for as a reduction of the cost of inventory to the extent that such allowances exceed the costs incurred for the advertising.

Suppliers and Purchasing

The Company purchases inventory from approximately 800 suppliers.  Approximately 52% of purchases in 2003 were made from five suppliers: WEA (Warner/Electra/Atlantic Corp.), Sony Music, UMVD (Universal Music and Video Distribution), BMG (Bertelsmann Music Group) and EMD (EMI Music Distribution).  The Company does not have material long-term purchase contracts instead, purchases products from its suppliers on an order-by-order basis.  Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will retain access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return merchandise they have purchased for other titles carried by the suppliers.  This practice permits the Company to carry a wider selection of titles by reducing the risk of inventory obsolescence.  Four of the five largest music suppliers charge a related merchandise return penalty.  Most manufacturers and distributors of video products do not typically charge a return penalty.  Merchandise return policies and other trade practices have not changed significantly in recent years.  The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

One of the Company’s major suppliers, UMVD, changed its CD cost structure, such that it sells to the Company and other retailers the majority of its compact discs at a lower net cost and eliminated substantially all incentives, including volume, purchase and cooperative advertising discounts.  UMVD accounted for 15% of the Company’s total purchases in 2003.   Since this change, in October 2003, the Company has not experienced a material impact related to its financial results.

Employees

As of January 31, 2004, the Company employed approximately 8,200 employees, of whom 3,000 were employed on a full-time basis.   All other employees were employed on a part-time or temporary basis.  The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service.  Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible.  None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys mostly favorable relations with its employees.

Information Systems

The Company continually assesses its information system needs to increase efficiency, improve decision-making and support growth.   It utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and accounting systems.  Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

The Company’s point of sale and merchandising systems allow for and utilize the daily reporting of sales, inventory and gross margin by store and by SKU (which is defined as a “Stock Keeping Unit” and is a number associated with a product for inventory purposes). The Company uses a broadband communication network in its stores to provide data transmission to centralized computer operations, streamline customer checkout procedures (i.e. credit authorization) and transmit content for its in-store listening and viewing stations.   It further provides the capability to implement digital distribution in stores.

Item 2.  PROPERTIES

Retail Stores

At January 31, 2004, the Company operated 881 stores all under operating leases, many of which have renewal options.  Substantially all of the leases provide for payment of fixed monthly rentals and expenses for maintenance, property taxes, insurance and utilities.  Many leases provide for added rent based on store receipts in excess of specified levels.  The following table lists the leases due to expire as of January 31 in each of the fiscal years shown, assuming any renewal options are not exercised:

No. of Leases
Year
2004	233

2005	112

2006	78

2007	119

2008	130

2009	81

2010	52

2011 and beyond	76

The Company expects that as these leases expire it will exercise its renewal rights or obtain new leases for the same or similar locations.

Corporate Offices and Distribution Center Facilities

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015.  These leases are at fixed rentals with provisions for biennial increases based on increases in the Consumer Price Index.  The Company incurs all property taxes, insurance and maintenance costs.  The office portion of the facility is approximately 40,300 square feet and the distribution center portion is approximately 128,100 square feet.  The Company owns a 236,600 square foot distribution center with 59,200 square feet of adjacent office space in North Canton, Ohio.  The Company also leases a 198,200 square foot distribution center in Carson, California. The term of the Carson lease expires in December 2005 and contains two options to extend the lease by five years each.

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs.  Shipments from the distribution facilities to the Company’s stores are made at least once a week and currently provide approximately 76% of all merchandise requirements.  The balance of the stores’ requirements is satisfied through direct shipments from vendors.  Company operated trucks service approximately 114 of its stores.  The remaining stores are serviced by common carriers chosen on the basis of geography and rate considerations.  The Company’s shipment volume allows it to take advantage of transportation economies.

The Company leases a 43,500 square foot facility in Johnstown, New York, where it manufactures the majority of its store fixtures. The operating lease expires in December 2006.  The Company believes that its costs of production are equal to or lower than purchasing the fixtures from an outside supplier.

The Company also leases 8,500 square feet of commercial office space in Albany, New York that expires in June 2004 and includes an option to renew for 6 months.

Item 3.  LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service (“IRS”) in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies (“COLI”).  The remaining accrued liabilities attributable to this matter are $8.1 million and $11.0 million which are included in other (long-term) liabilities in the consolidated balance sheets as of January 31, 2004 and February 1, 2003, respectively.  During the second fiscal quarter of 2003, the Company and the IRS agreed on final payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million.  Under the final payment terms, the Company has agreed to make annual interest payments and a final principal payment of approximately $7.1 million in 2006.

On March 3, 2003, the Company filed a complaint in the United States District Court in the Northern District of New York against Fullplay Media Systems, Inc (“Fullplay”). The action against Fullplay by the Company was for breach of contract and misappropriation of trade secrets in the design and development of its Listening and Viewing Stations (“LVS”). Under a non-disclosure agreement with the Company, Fullplay was obligated to keep confidential the Company’s proprietary information relating to the LVS and not make use whatsoever at any time of such proprietary information except for purposes related to Fullplay’s contractual obligations to develop the LVS for the Company. On March 7, 2003, Fullplay filed a complaint against the Company asserting breaches of two other agreements between the parties. On March 19, 2003, Fullplay filed a voluntary petition for a Chapter 11 bankruptcy in the United States Bankruptcy Court for the Western District of Washington. On June 24, 2003, Fullplay filed suit against the Company as part of its Chapter 11 bankruptcy filing claiming breach of contract. The Company reached an agreement with Fullplay on July 18, 2003, to resolve the disputes, whereby both parties discontinued all legal actions without admitting or denying the merits of the other’s claims.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.”  As of January 31, 2004, there were 546 shareholders of record.  The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 2, 2002 through March 19, 2004.

	Closing Sales Prices
	High	Low
2002
1st Quarter	$9.25	$7.28
2nd Quarter	$8.23	$4.82
3rd Quarter	$5.55	$2.65
4th Quarter	$4.59	$3.13

2003
1st Quarter	$3.98	$2.26
2nd Quarter	$6.50	$2.76
3rd Quarter	$7.21	$4.99
4th Quarter	$8.30	$5.90

2004
1st Quarter (through March 19, 2004)	$11.00	$7.03

On March 19, 2004, the last reported sale price on the Common Stock on the NASDAQ National Market was $9.54.

Options for the Company’s Common Stock trade on the Chicago Board Options Exchange.

In May 2003, the Company’s Board of Directors authorized a program to repurchase 10 million shares of Common Stock from time to time on the open market.  The program marks the fourth program authorized in the last three years.  As of January 2004, the Company had completed the purchase of fifteen million shares of common stock under previously announced programs. The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
November 2, 2003 – November 29, 2003	—	—	—	6,802,373
November 30, 2003 – January 3, 2004	101,832	$7.27	101,832	6,700,541
January 3, 2004 – January 31, 2004	25,600	$7.60	25,600	6,674,941

Total	127,432	$7.34	127,432	6,674,941

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 31, 2004:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
	(Shares in thousands)
Equity Compensation Plan Approved by Shareholders	8,814	$7.60	2,965
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

Dividend Policy: The Company has never declared any dividends on its Common Stock and does not plan to pay cash dividends on its Common Stock in the foreseeable future.  The Company’s credit agreement currently allows the Company to pay a cash dividend once in each calendar year.  Any dividend would be restricted to ten percent of the most recent fiscal year’s consolidated net income and could only be paid if, after any payment of dividends, the Company maintains $25 million in availability under the credit agreement.  Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company’s credit agreement and other factors the Company’s Board of Directors may consider.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected income statement and balance sheet data for the five fiscal years ended January 31, 2004 from the Company’s audited consolidated financial statements.  Each fiscal year of the Company consisted of 52 weeks, except the fiscal year ended February 3, 2001, which consisted of 53 weeks.  All share and per share amounts have been adjusted for stock splits.  The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
	(in thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales	$1,330,626	$1,281,869	$1,388,032	$1,414,589	$1,358,132
Cost of sales	842,726	815,071	935,256	917,354	858,588
Gross profit	487,900	466,798	452,776	497,235	499,544
Selling, general and administrative expenses	459,441	465,893	422,737	416,990	371,998
Camelot merger-related costs (1)	—	—	—	—	25,473
Goodwill impairment charge (2)	—	40,914	—	—	—
Income (loss) from operations	28,459	(40,009)	30,039	80,245	102,073
Interest expense	2,147	2,349	2,477	3,128	3,496
Other expenses (income), net	(718)	(1,231)	(2,120)	(6,543)	(4,086)
Income (loss) before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	27,030	(41,127)	29,682	83,660	102,663
Income tax expense (benefit)	8,302	(9,341)	12,891	43,510	41,270
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	18,728	(31,786)	16,791	40,150	61,393
Extraordinary gain – unallocated negative goodwill, net of income taxes (3)	4,339	—	—	—	—
Cumulative effect of change in accounting principle, net of income taxes (4)	—	(13,684)	—	—	—
Net income (loss)	$23,067	$(45,470)	$16,791	$40,150	$61,393
Basic earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.50	$(0.79)	$0.40	$0.84	$1.17
Extraordinary gain – unallocated negative goodwill	$0.12	—	—	—	—
Cumulative effect of change in accounting principle	—	$(0.34)	—	—	—
Basic earnings (loss) per share	$0.62	$(1.13)	$0.40	$0.84	$1.17
Weighted average number of shares outstanding – basic	37,422	40,224	41,938	47,597	52,457
Diluted earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.49	$(0.79)	$0.39	$0.83	$1.15
Extraordinary gain – unallocated negative goodwill	$0.11	—	—	—	—
Cumulative effect of change in accounting principle	—	$(0.34)	—	—	—
Diluted earnings (loss) per share	$0.60	$(1.13)	$0.39	$0.83	$1.15
Weighted average number of shares outstanding – diluted	38,209	40,224	42,553	48,498	53,354

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
	(in thousands, except per share and store data)
BALANCE SHEET DATA: (at the end of the period)
Total assets	$817,758	$803,396	$935,418	$1,002,002	$956,410
Current portion of long-term obligations	395	1,640	4,711	5,702	5,311
Long-term obligations	7,465	7,860	9,500	13,767	19,461
Shareholders’ equity	$399,184	$392,104	$448,066	$448,822	$494,173

OPERATING DATA:
Store count (open at end of period):
Mall stores	595	650	686	755	723
Freestanding stores	286	205	216	229	244
Total stores	881	855	902	984	967

Comparable store sales increase/(decrease) (5)	1.3%	(5.0)%	(2.7)%	0.2%	2.0%

Total square footage (in thousands)	5,484	4,944	5,076	5,322	4,913

(1)          The Camelot merger-related costs included the write-off of the book value of retired assets, professional fees associated with the completion of the merger, severance costs, joint proxy printing and distribution costs, and regulatory filing fees.

(2)          The Company recorded a non-cash goodwill impairment charge in fiscal 2002 related to Statement of Financial Accounting Standard (SFAS) No. 142, concerning the accounting for goodwill. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K .

(3)          The Company’s acquisition of the net assets of Wherehouse Entertainment Inc. and CD World Inc. stores in fiscal 2003 resulted in an extraordinary gain recorded in accordance with SFAS No. 141 concerning Business Combinations.  The gain represents the excess of fair value of net assets acquired over the purchase price of the acquired assets. For additional discussion regarding the extraordinary gain, refer to Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(4)          The Company adopted guidance relating to the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, effective as of the beginning of fiscal 2002, resulting in a one-time, non-cash, after-tax charge of $13.7 million, which was classified as a “cumulative effect of a change in accounting principle”. This new practice has the effect of increasing selling, general and administrative expenses and increasing gross profit. For additional discussion regarding the cumulative effect of the change in accounting principle, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selling, General and Administrative Expenses and to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(5)          A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve a clear understanding of the Company’s financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; the release by the music industry of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

At January 31, 2004, the Company operated 881 stores totaling approximately 5.5 million square feet in 47 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

The Company’s stores offer predominantly entertainment software, including music, home video and home video games.  In total, these categories represented 91% of the Company’s total sales in 2003.  The balance of categories, items relating to the use, care and storage of entertainment software, along with boutique and electronic products, represented 9% of the Company’s total sales in 2003.  Management believes there will be continued growth in its home video and home video games businesses, though the majority of sales will be in music for the foreseeable future.

Management feels the greatest competitive issues that the Company faces include the:

•                  Decrease in music sales due to proliferation of the unauthorized duplication of music; and

•                  Mass merchants and electronics superstores, including Best Buy, Circuit City, Target and Wal-Mart, often compete on price and are garnering a larger share of customer traffic than mall-based retailers, and some of which may have greater financial or other resources than the Company.

The Company believes it competes primarily for customers in the following ways:

•                  Location and convenience: the Company believes that one of its primary strengths is  the location of its stores and the convenience of having a wide selection of product in shopping centers where it is often the only tenant selling entertainment software;

•                  Marketing: the Company uses primarily newspaper inserts, radio advertising and extensive in-store signs and displays to advertise to its customers;

•                  Selection and assortment: the Company feels it differentiates itself by maintaining a high in-stock position in a wide and deep assortment of varied product, particularly in CD’s and DVD’s;

•                  Customer service: the Company believes its customer service levels are above the level of its competition;

•                  Price perception: the Company communicates a value message by promoting exclusive value-priced merchandise, off-brand product and closeout merchandise and by offering a broad selection of used CD’s, DVD’s and video games;

•                  Listening and Viewing Stations (“LVS”):  the Company’s in-store LVS technology is the cornerstone of an interactive shopping experience for FYE customers.

In the fiscal year ended January 31, 2004 (referred to herein as “2003”), the Company improved its sales over the year ended February 1, 2003, (referred to herein as “2002”) primarily as a result of the acquisitions of the Wherehouse stores and CD World stores and positive comparable store sales.  Earnings increased in 2003 as a result of increased sales, a higher gross margin rate in 2003 and a decrease in selling, general and administrative expenses. This reversed the trend of the previous two fiscal years, during which the Company experienced declining sales and earnings caused by the deliberate closing of stores coupled with a decline in music sales.  The Company’s music business experienced slower declines in 2003, as compared to 2002, as it did for the industry.  The Company believes its improved 2003 results were also the result of its initiative to evolve into a total entertainment retailer, as described below.

Business Plans

Management expects to increase its sales and earnings in 2004 through the deliberate execution of its business plan.  Key components of its plan include:

Developing its Brands - FYE Brand

The Company endeavors to continually develop all of its brands.  Particular attention has been paid to its national mall-based brand FYE, For Your Entertainment, since its launch in 2001.  The FYE brand initiative was aimed at broadening the Company’s customer base by creating a more relevant entertainment shopping experience and differentiating FYE from its competition.  The FYE brand is further tagged as the place where people “discover entertainment” and this is continually communicated to customers through the Company’s stores, associates and Web site, www.fye.com.  The brand promise centers around an engaging and personalized approach in marketing and merchandising, an interactive in-store and online entertainment experience and a best-in-retail-class customer service level – all designed to draw customers into stores and enhance long-term customer loyalty.

Development of in-store technologies is the cornerstone of an interactive shopping experience for FYE customers.  In 2002, the Company installed Listening and Viewing Stations in its FYE stores.   LVS is an industry-leading product sampling and selection tool designed to encourage customer purchases.  This technology is seen as setting the Company apart from the competition by drawing more customers to its stores.  Based on a survey by the NPD Group, a leading marketing information provider, LVS has been found to have a significant impact on driving repeat business.  The Company will continue to leverage this key technology and upgrade it into a second generation in the fiscal year ending January 29, 2005, (hereinafter referred to as “2004”), adding the capability to host digital downloading services.  Additional enhancements including expanded product browsing capabilities, touch screens, and better resolution are some of the planned upgrades.

The Company plans to aggressively embrace digital media in its stores and through its e-commerce activities and regards digital downloading as yet another format for selling media products.  The Company plans to test an online solution in its stores in the fourth quarter of 2004.  The Company’s plan for implementing a digital downloading solution is contingent on (a) acquiring licenses to digitally distribute content; (b) developing an in-store delivery system compliant with the licenses; and, (c) creating a system compatible with portable consumer devices.

Improving Merchandise Assortments

The Company will continue to edit, the product mix of its stores toward regional tastes in order to increase the productivity of its stores, seeking to serve key customer segments within each store.  This involves tailoring the overall music inventory and square footage allocation in line with a store’s trend, and increasing inventory and square footage allocations for other, growing categories, particularly home video and video games.  The Company is further improving store productivity by continuing to develop a highly customer service-oriented selling culture in its management team and work force.

Growing Store Count

The Company continues to explore growth for mall and freestanding stores, as competitors abandon locations and where economics are compelling.  Management believes there are opportunities to expand into new markets, fill in existing markets, and reposition stores in its current portfolio, particularly with its freestanding formats.

Leveraging costs

An important component of the Company’s plan is to continue to steadily reduce the cost of doing business.  The Company is looking to grow its store count so that it can better leverage its cost structure. The Company plans to outsource its internet operations (www.fye.com) to BuyServices, Inc. beginning in August 2004.   Outsourcing will improve the efficiency with which the Company operates this medium, without changing the name, look and feel of the Company’s existing site, while expanding its on-line offering of products and services. The Company will continue to maintain its www.fye.com Web site and only the functionality will be outsourced to BuyServices, Inc. The Company expects to reduce expenses by approximately $3 million as a result of outsourcing its internet operations.

New Stores and Acquisitions

The Company has historically grown its sales by opening new stores and by acquiring specialty retailers in its business.

In October 2003, the Company acquired substantially all of the net assets of 111 stores from Wherehouse Entertainment Inc. (“Wherehouse”), a specialty music retailer located primarily in the Western United States for $35.2 million in cash.  The acquired stores represent an excellent fit both strategically and operationally with the Company’s freestanding stores and provide the unique opportunity to expand its presence on the West Coast.  The Company also acquired in October 2003 substantially all of the net assets of 13 specialty stores of CD World Inc. (“CD World”), located in New Jersey and Missouri for $1.9 million in cash.  Management will focus on these acquired stores in its fiscal year 2004 in order to optimize their value.  See Note 3 of Notes to the Consolidated Financial Statements for further information.

Store Closings

Historically, about 10% of the Company’s stores are being evaluated at any time for closure.  The composition of these stores changes from time to time as the result of competitive changes and other factors.  The Company aggressively closes stores when minimum operating thresholds are not achieved.

In 2003, the Company closed more stores than it opened.  However, with the acquisition of the Wherehouse stores and CD World stores, the Company finished the year with an increase in store count from the prior year (881 vs. 855).  Management believes it will close roughly the same number of stores in 2004 that it opens and believes it will increase its overall store count beginning in fiscal year 2005.

Suppliers

One of the Company’s major suppliers, UMVD, changed its CD cost structure, such that it sells to the Company and other retailers the majority of its compact discs at a lower net cost and eliminated substantially all purchase incentives, including volume, purchase and cooperative advertising discounts.  UMVD accounted for 15% of the Company’s total purchases in 2003.   Since this change in October 2003, the Company has not experienced a material impact related to its financial results.

Management continually monitors a number of key performance indicators to evaluate its performance, including:

Revenues:  The Company generates substantially all of its revenue from sales of entertainment software and related products.  It continually measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.  The Company further analyzes sales by store format (i.e. mall vs. freestanding) and by product category.

Cost of Sales and Gross Margins:  The Company tightly controls its cost of sales.  Gross margins are impacted primarily by the mix of products sold and by purchase discounts provided by vendors.  The Company records its distribution and product shrink expenses in cost of sales.

Selling, General and Administrative (“SG&A”) expenses: SG&A expenses are comprised largely of salaries and wages and related costs, occupancy charges, including rent and utilities, advertising, store operating costs and other overhead expenses, including depreciation.

Balance Sheet and Ratios:  The Company views cash, net inventory investment (inventory less accounts payable) and working capital as indicators of its financial position.  See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended January 31, 2004 (“2003”)

Compared to Fiscal Year Ended February 1, 2003 (“2002”)

Sales.  The increase in sales resulted from a comparable store sales increase of 1.3% and an increase in the average number of stores in operation due to the acquisition of stores in the third quarter.  The store count increased from 855 at the end of 2002 to 881 at the end of 2003.  In 2003, comparable store sales increased 1.9% for mall-based stores and decreased 0.2% for freestanding stores.

Music

The Company’s stores offer a wide range of compact discs, audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists.   This category represented 55% of the Company’s total sales in 2003.

Comparable store sales for music declined in fiscal 2003, following industry trends.  However, comparable store sales for CD sales improved during the third and fourth quarters of 2003 as compared to the first and second quarters, with an improvement in new release performance.  The Company’s annual CD sales declined in fiscal 2003 for the third straight year.  The decreases followed industry trends that have been much publicized by the RIAA and are largely due to the unauthorized duplication of music and weak industry new releases.  According to the RIAA, industry sales of CD’s were down 7% in 2003.  Music piracy commonly occurs through either illegal downloading of music from the internet or illegal duplication (CD to CD copying) of music.  Compounding the problem is the fact that the categories of cassettes and singles are being virtually eliminated by the deliberate efforts of vendors and shifts in consumer preferences.

However, the CD category improved for the Company, as with the industry, during the third and fourth quarters of 2003.  It is widely believed that it was further helped by measures undertaken by the RIAA to reduce piracy, including legal actions taken against those who abuse online file-sharing services to illegally distribute product.

The Company believes that the paid digital downloading of music will garner more market share in the coming years and has developed plans to introduce an in-store test in the fourth quarter of 2004.

Video

The Company offers home video, including DVD’s and videocassettes, in all of its stores.  Since the introduction of the DVD format in 1997, the video industry has experienced significant growth.   The growth in the DVD format has more than offset the corresponding decline in the videocassettes for the Company.  According to The Digital Entertainment Group (DEG), consumer spending on home video was up 18% in 2003, with DVD representing 72% of all home video transactions.  Overall, DVD retail sales in the United States in the calendar year 2003 grew by 33% over last year.   The increase in comparable store sales for video was driven by increased DVD sales.  The Company plans to continue to grow its business and market share in this category by adding more product and increasing square footage allocations.   The category represented 28 % of total company sales in 2003.

Video Games

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  The Company’s total sales in this category were flat in 2003. According to a leading market information provider, the NPD Group, the video games market in 2003 was impacted by price cuts from console manufacturers as well as declines in retail software prices.  According to year-end figures released The NPD Group, which tracks industry sales, sales of video games rose in 2003, but overall industry revenue declined by 4% to $11.2 billion. The Company expects a modest increase in sales in this category until new hardware platforms, and related software, are introduced.  The category represented 6% of total company sales in 2003. Management believes there will be continued growth in its home video and home video games businesses, though the majority of sales will continue to be in music for the foreseeable future.

Sales by merchandise category as a percentage of total sales for the two years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	Comparable Store Sales	February 1, 2003
Music:
Compact discs	52.8%	(4.6)%	55.7%
Audio cassettes	1.5	(45.3)	2.8
Singles	0.4	(5.1)	0.4
Total Music	54.7	(6.5)	58.9
Video:
VHS	4.9	(28.1)	6.7
DVD	23.1	29.4	17.8
Total Video	28.0	13.7	24.5
Video games	6.1	(2.0)	6.1
Other	11.2	21.8	10.5
Total	100.0%	1.3%	100.0%

			2003 vs. 2002
(dollars in thousands)	2003	2002	$	%
Sales	$1,330,626	$1,281,869	$48,757	3.8%

Gross Profit.  The following table sets forth a year-over-year comparison of the Company’s gross profit:

			2003 vs. 2002
(dollars in thousands)	2003	2002	$	%
Gross Profit	$487,900	$466,798	$21,102	4.5%

As a percentage of sales	36.7%	36.4%

The increase in the gross profit rate as a percentage of sales was due to improvement in margin rate across most product categories. The Company also recorded lower costs related to distribution and product shrink expenses (which is defined as the difference between beginning and ending inventory that has not been recorded as sales or transfers), as a rate of sales, which are recorded in cost of sales.  Management believes that it can maintain its margin rate in the foreseeable future. However, if its competitors lower prices, and the Company has to lower its prices in response, it will negatively impact the margin rate.

Selling, General and Administrative Expenses.  The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2003 vs. 2002
(dollars in thousands)	2003	2002	$	%
Selling, general and administrative expenses	$459,441	$465,893	$(6,452)	(1.4)%

As a percentage of sales	34.5%	36.3%

The decrease in selling, general and administrative expenses was the result of lower overhead expenses, including depreciation, as non-recurring charges in 2003 were partially offset by non-recurring charges in 2002.  In 2003, the Company recorded additional employee incentive costs based on its improved performance, and recorded transition costs associated with the acquisition of the Wherehouse stores.  It further wrote-off long-lived assets of $3.7 million related to its internet operations.  These additional charges were partially offset by charges of $9.3 million taken in 2002 for the write down of certain investments deemed impaired.  The improvement in the selling, general and administrative expenses rate as a percentage of sales was due largely to the increase in 2003 annual sales.

Goodwill Impairment Charge. In 2002, the Company performed its annual review of its goodwill balances in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that the entire recorded goodwill of $40.9 million was impaired. The impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002.  Based on this trend, the earnings forecasts of the Company were revised. The current fair values of the Company’s reporting units were based on the expectations for these businesses in light of  sales trends and the business environment at that time, including a slowdown in the retail music industry.   A discounted cash flow model based upon the Company’s weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company’s reporting units for purposes of testing goodwill impairment. Accordingly, the Company took a non-cash impairment charge to operations of $40.9 million. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on  Form 10-K.

Income Tax Expense (Benefit).   The following table sets forth a year-over-year comparison of the Company’s provision for income taxes:

			2003 vs. 2002
(dollars in thousands)	2003	2002	$	%
Income tax expense/ (benefit)	$8,302	$(9,341)	$17,643	188.9%
Effective tax rate	30.7%	22.7%

For 2003, the Company’s effective rate of 30.7% was positively impacted by improved earnings before taxes and the settlement of its COLI litigation with the IRS.  The Company received an additional tax benefit of $2.1 million as a result of the COLI settlement payment terms with the IRS that it recorded in the second quarter (see Note 7 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  The effective income tax benefit rate for 2002 was impacted significantly by an increase in the valuation allowance for deferred taxes related to the write-off of goodwill balances (see Note 1 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K), losses from the write down of certain investments deemed impaired and the realizability of state operating loss carryforwards.  See Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate.

Extraordinary Gain.  The Company acquired 111 Wherehouse stores and 13 CD World stores in October 2003 (see Note 3 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K), resulting in an extraordinary gain of $4.3 million, which is net of income taxes of $2.4 million.  The gain represents the excess of the fair value of net assets acquired in excess of the purchase price of the acquired assets.

Cumulative Effect of Change in Accounting Principle.  The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002 in accordance with the FASB’s EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million. For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice changed the timing of recognizing allowances in net earnings and had the effect of reducing inventory and related cost of sales.

Net Income (Loss).   The following table sets forth a year-over-year comparison of the Company’s net income (loss):

			2003 vs. 2002
(dollars in thousands)	2003	2002	$	%
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$18,728	$(31,786)	$50,514	158.9%
Extraordinary gain – unallocated negative goodwill, net of income taxes of $2,437	4,339	—
Cumulative effect of change in accounting principle net of income taxes of $8,950	—	(13,684)

Net income (loss)	$23,067	$(45,470)	$68,537	150.7%

Net income (loss) as a percentage of sales	1.7%	(3.5% )

The Company’s net income was $23.1 million and income before extraordinary gain was $18.7 million for 2003.  The increase over 2002 is due to increased sales and gross margin and lower SG&A expenses in 2003.  Further, the net loss in 2002 included the goodwill impairment charge of $40.9 million and the charge arising from a change in an accounting principle as discussed above (see Notes 1 and 2, respectively, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Fiscal Year Ended February 1, 2003 (“2002”)

Compared to Fiscal Year Ended February 2, 2002 (“2001”)

Sales.   Sales by merchandise category as a percentage of total sales for the two years ended February 1, 2003 and February 2, 2002 were as follows:

	February 1, 2003	Comparable Store Sales	February 2, 2002
Music:
Compact discs	55.7%	(14.3)%	66.6%
Audio cassettes	2.8	(41.2)%	6.9
Singles	0.4	(62.0)%	1.6
Total Music	58.9	(16.8)%	75.1
Video:
VHS	6.7	(15.7)%	8.5
DVD	17.8	42.7%	6.0
Total Video	24.5	19.9%	14.5
Video games	6.1	37.3%	2.3
Other	10.5	10.5%	8.1
Total	100.0%	(5.0)%	100.0%

(dollars in thousands)			2002 vs. 2001
	2002	2001	$	%
Sales	$1,281,869	$1,388,032	$(106,163)	7.6%

The Company’s sales decreased due to a comparable store sales decrease of 5.0% and a net reduction in the average number of stores open over the course of the year from 943 in 2001 to 878 in 2002.

For 2002, comparable store sales decreased 5.0% for mall stores and 4.6% for freestanding stores.  The decrease in music reflected the impact of an industry wide decrease in CD sales.  According to the RIAA Yearend 2002 statistics, shipments of all music formats including CD’s were down 11% in 2002 as compared to 2001. Most of the decrease is believed to be attributable to music piracy.  Music piracy commonly occurs through either illegal downloading of music from the internet or illegal duplication (CD to CD copying) of music.  Compounding this problem was the fact that the categories of cassettes and singles were being virtually eliminated by the deliberate efforts of vendors. The increase in comparable sales for video was driven by DVD sales. The increase in the games category was the result of the Company’s devotion of more space to and expansion of the category.

Gross Profit.  The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s gross profit:

			2002 vs. 2001
(dollars in thousands)	2002	2001	$	%
Gross Profit	$466,798	$452,776	$14,022	3.1%

As a percentage of sales	36.4%	32.6%

The increase in gross profit was primarily the result of the reclassification of certain net vendor allowances of $48.3 million in accordance with guidance issued by FASB’s EITF No. 02-16 (see Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Without the effect of the reclassification of vendor allowances, gross profit as a percentage of sales, was the same as last year at 32.6%. Including the reclassification of vendor allowances, gross profit as a percentage of sales was 36.4% in 2002.

Selling, General and Administrative Expenses.   The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s SG&A expenses:

			2002 vs. 2001
(dollars in thousands)	2002	2001	$	%
Selling, general and administrative expenses	$465,893	$422,737	$43,156	10.2%

As a percentage of sales	36.3%	30.5%

The increase in SG&A in 2002 can be attributed to the reclassification of certain net vendor allowances in accordance with guidance issued by FASB’s EITF No. 02-16 (See Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). The effect of the reclassification of vendor allowances increased SG&A by $49.9 million or 3.9% of sales in 2002. Furthermore, in 2002, the Company recorded charges of $5.5 million and $3.8 million, for the write down of certain investments deemed impaired.

Goodwill Impairment Charge.  The Company performed an annual review of its goodwill balances in accordance with the provisions of SFAS No. 142 and determined that the entire recorded goodwill of $40.9 million was impaired. The impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002.  Based on this trend, the earnings forecasts of the Company were revised. Given the then existing retail music industry conditions, including CD piracy, management lowered its near-term expectations for its business resulting in the impairment charge. The then current fair values of the Company’s reporting units were based on the expectations for these businesses.  A discounted cash flow model based upon the Company’s weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company’s reporting units for purposes of testing goodwill impairment. Accordingly, the Company took a non-cash impairment charge to operations of $40.9 million. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Income Tax Expense (Benefit).   The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s provision for income taxes:

			2002 vs. 2001
(dollars in thousands)	2002	2001	$	%
Income tax expense/ (benefit)	$(9,341)	$12,891	$(22,232)	(172.5)%

Effective tax rate	22.7%	43.4%

For 2002, the Company recorded an income tax benefit at an effective rate of 22.7%.  The effective income tax benefit rate for 2002 was adversely impacted by an increase in the valuation allowance for deferred taxes related to the goodwill impairment charge, losses from investments and the realizability of state operating loss carryforwards, as well as the Company’s loss before income tax expense (benefit).  See Note 6 of Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate.

Cumulative Effect of Change in Accounting Principle.  The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002 in accordance with EITF No. 02-16, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million. For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice changed the timing of recognizing allowances in net earnings and had the effect of reducing inventory and related cost of sales.

Net Income (Loss).   The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s net income (loss):

			2002 vs. 2001
(dollars in thousands)	2002	2001	$	%
Income (loss) before cumulative effect of change in accounting principle	$(31,786)	$16,791	$(48,577)	(289.3%	)

Cumulative effect of change in accounting principle, net of income taxes of $8,950	(13,684)	—

Net income (loss)	$(45,470)	$16,791	$(62,261)	(370.8%	)

As a percentage of sales	(3.5)%	1.2%

The Company’s net loss of $45.5 million included the effect of the one time non-cash charges relating to the cumulative effect of change in accounting principle of $13.7 million and goodwill impairment charge of $40.9 million as discussed above, compared to a net income of $16.8 million in 2001.  The net loss in 2002 is attributable to lower sales, the write-off of investments in two unconsolidated affiliates as discussed above in SG&A, the non-cash goodwill impairment charge and the cumulative effect of change in accounting principle. For additional discussion regarding the impairment charge and the non-cash charge arising from the cumulative effect of change in accounting principle, refer to Notes 1 and 2, respectively, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:  The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of revenues and earnings, inventory purchases and the related terms on the purchases, store acquisitions, tax payments, capital expenditures and more recently, stock repurchase activity.  Management believes it will have adequate resources to fund its cash needs for the foreseeable future.

The following table sets forth a three year summary of key components of cash flow and working capital:

			2003 vs. 2002			2002 vs. 2001
dollars in thousands	2003	2002	$	%	2001	$	%
Operating Cash Flows	$66,180	$(1,262)	$67,442	>100%	$73,139	$74,401	>(100)%
Investing Cash Flows	(54,033)	(40,874)	(13,159)	(32)%	(58,366)	17,492	(30)%
Financing Cash Flows	(17,978)	(15,757)	(2,221)	(14)%	(24,914)	9,157	(37)%

Capital Expenditures	16,989	40,331	(23,342)	(58)%	51,056	(10,725)	(21)%

Cash and Cash Equivalents	191,219	197,050	(5,831)	(3)%	254,943	(57,893)	(23)%
Inventories	424,783	378,005	46,778	12%	409,067	(31,062)	(8)%
Working Capital	253,475	218,628	34,847	16%	228,982	(10,354)	(5)%
Inventory turns	2.1	2.1			2.1

The increase in operating cash flows in 2003 was primarily due to increased earnings in 2003.  Inventory decreased $5.3 million in 2003 as compared to a reduction in inventory of $8.4 million in 2002 and a reduction of $66.7 million in 2001.  In 2003, the reduction of inventory due to the closing of stores was offset by the inventory related to the acquired Wherehouse stores.  The rate of inventory turn (which is a measure of how fast inventory is sold and is calculated by dividing current year’s cost of goods sold by average inventory) for 2003 was 2.1 which was the same as 2002.  Including the Wherehouse stores, inventory was $77 per square foot at the end of 2003 as compared to $76 per square foot at the end of 2002.  Management does not anticipate significant changes to its inventory turn rates and inventory investment per square foot for the foreseeable future. Accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory) decreased to 72.0% as of January 31, 2004 compared with 86.5% as of February 1, 2003. The reduction in leverage was due to the inventory related to the acquired Wherehouse stores, which was funded in October 2003 without the corresponding accounts payable, and which a significant amount was still present at year-end.

Cash used in investing activities was $54.0 million in 2003, as compared to $40.9 million in 2002.  In 2003, the primary uses of cash were $17.0 million for capital expenditures and $37.0 million for the acquisition of businesses (see Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail).  The majority of the Company’s capital expenditures in 2003 were spent on store improvements, relocations and new store openings.  The Company also made investments in technology in its stores including upgrading and maintenance of Listening and Viewing Stations and continued enhancement of the Company’s Web site www.fye.com.  The investment in technology was $4.0 million. The remainder of the Company’s capital expenditures in 2003 primarily related to miscellaneous MIS projects.  In 2002, the Company spent $40.3 million for capital expenditures.  In 2002, the Company spent $21.0 million on technology and $1.0 million on the rebranding of its mall stores.  The Company typically finances its capital expenditures through cash generated from operations.  The Company may also receive financing from landlords in the form of construction allowances or rent concessions.   In 2004, the Company plans to spend approximately $30.0 million, net of construction allowances, for additions to fixed assets, which includes approximately $7.0 million for real estate purchases. The Company anticipates replacing its point of sale system in fiscal 2005, including equipment, which will require between $11 million and $13 million in capital spending.  It further expects to finance this expenditure through a capital lease transaction.

Cash used in financing activities was $18.0 million in 2003, as compared to $15.8 million in 2002.  In 2003 and 2002, the primary use of cash used in financing activities was $17.0 million and $11.3 million, respectively, to repurchase outstanding shares of the Company’s Common Stock under programs authorized by the Board of Directors.  In May 2003, the Company’s Board of Directors authorized a program to repurchase 10 million shares of Common Stock from time to time on the open market.  The program marks the fourth program authorized in the last three years.  As of January 2004, the Company had completed the purchase of 15 million shares of common stock under previously announced programs.  As of March 19, 2004, the Company had completed the purchase of an additional 170,600 shares under the current program.

The Company has a three year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter upon the consent of both parties. The revolving credit facility contains certain restrictive provisions including provisions governing cash dividends, additional indebtedness and acquisitions, and it is collateralized by merchandise inventory and contains a minimum net worth covenant.  The Company anticipates the amount of the credit agreement being fully available to the Company through its term.  As of January 31, 2004 and February 1, 2003, the Company did not have any borrowings outstanding under the facility, and

$100 million was available for borrowing.  Interest expense was $2.1 million in 2003, of which $1.8 million was for capital leases.  Interest expense was $2.3 million in 2002, of which $1.8 million was for capital leases.

Contractual Obligations and Commitments.  The following table summarizes the Company’s contractual obligations at January 31, 2004, and the effect that such obligations are expected to have on liquidity and cash flows in future periods (in thousands).

Contractual Obligation	2004	2005 - 2006	2007 - 2008	2009 and Beyond	Total
Operating lease obligations	$115,780	$178,157	$125,495	$118,913	$538,345
Capital lease obligations (1)	1,957	3,841	3,678	12,437	21,913
Total	$117,737	$181,998	$129,173	$131,350	$560,258

(1)           Includes $14.1 million in interest

As more fully discussed in Note 11 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets and goodwill, provision for income taxes, and accounting for vendor allowances.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.   Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost or market as determined by the average cost method. The average cost method attaches a cost to each SKU and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that SKU.

Inventory valuation requires significant judgment and estimates, including merchandise markdowns, obsolescence and provision for inventory shrink.  Inherent in the entertainment software industry is the risk of obsolete inventory.  Typically, newer releases generate a higher product demand.  Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. The Company records inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year.  Such estimates are based on historical results and trends, and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors.   These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned.  The Company records merchandise return charges in cost of sales.

Valuation of Long-Lived Assets and Goodwill:  The Company assesses the impairment of long-lived assets to determine if any part of the carrying value may not be recoverable. Factors that the Company considers to be important when assessing impairment include:

•              significant underperformance relative to expected historical or projected future operating results;

•              significant changes in the manner of the use of acquired assets or the strategy for the Company’s overall business;

•              significant negative industry or economic trends;

•              significant decline in stock price for a sustained period; and

•              market capitalization relative to net book value.

When the Company determines that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company tests for impairment to determine if an impairment charge is needed. Goodwill is tested annually for impairment under the provisions of SFAS No.142. The Company used a two-step impairment assessment to determine if an impairment charge was needed. The first step of the goodwill impairment test compared the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit had exceeded its carrying amount, goodwill of the reporting unit would have been considered not impaired, and the second step of the impairment test would not have been necessary. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss.

The Company tested goodwill pursuant to SFAS No. 142 as of the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002. This impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002.  Based on this trend, the earnings forecasts of the Company were revised. Given the then existing retail music industry conditions, including CD piracy, management lowered its near-term expectations for its business resulting in the impairment charge. The then current fair values of the Company’s reporting units were based on the present expectations for these businesses.  A discounted cash flow model based upon the Company’s weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company’s reporting units for purposes of testing goodwill impairment.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets.  These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings.  Valuation allowances are recorded against deferred tax assets if, based upon management’s estimates of realizability, it is more likely than not that some portion or all of these deferred tax assets will not be realized.  For additional discussion regarding income taxes, refer to Note 6 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Accounting for Vendor Allowances: In accordance with guidance issued by the FASB’s EITF in March 2003 regarding the accounting for vendor allowances, EITF No. 02-16, vendor allowances are to be recognized as a reduction of cost of sales, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor’s products.

In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances.  This new practice changed the timing of recognizing allowances in net earnings and had the effect of reducing inventory and related cost of sales.

Prior to adoption of EITF No. 02-16, vendor allowances were recognized as an offset to selling, general and administrative expenses. These allowances exceeded the specific, incremental costs of the advertising and promotional expenses incurred by the Company.  The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses.

In accordance with the provisions of EITF No. 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to advertising and promotional events conducted for vendors were required to be classified as a reduction of the purchase price of merchandise inventory and recognized as a reduction of cost of sales as the merchandise inventory is sold.  The amount of vendor allowances to be recorded as a reduction of merchandise inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise inventory purchases.  This ratio was then applied to the value of merchandise inventory to determine the amount of vendor reimbursements that were recorded as a reduction to merchandise inventory as reflected in the consolidated balance sheets.  The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million. For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements.

In December 2003, the FASB issued SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No.132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost.  SFAS No. 132R is effective in 2003 and the related disclosures have been included in Note 9 to the Company’s Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has determined that the adoption of SFAS No. 149 did not have an impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of SFAS No. 150 did not have an impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003,  except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company’s consolidated financial statements or disclosures.  The Company intends to adopt the remaining sections of this guidance as required in 2004. The Company will evaluate the impact of the adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, and does not expect the adoption to have a significant impact on the Company’s financial statements or disclosures.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities.  Information about the fair value of financial instruments is included in Note 1of Notes to the Consolidated Financial Statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company’s Consolidated Financial Statements is included in Item 15, and the consolidated financial statements follow the signature page to this Annual Report on Form 10-K and are incorporated herein by reference.

The quarterly results of operations are included herein in Note 12 of Notes to the Consolidated Financial Statements.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  DISCLOSURE CONTROLS

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is made known to them by others on a timely basis.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Board of Directors Meetings and Its Committees” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers and Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

(c) Code of Ethics

Incorporated herein by reference is the information appearing under the exhibit “Code of Ethics” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

Item 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Officers and Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 9 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock option plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004.

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

15(a) (3) Exhibits

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

15(b) Reports on Form 8-K

A Form 8-K was filed on February 26, 2004, incorporating by reference Trans World Entertainment’s February 25, 2004 press release announcing the selection of BuyServices.com to provide complete E-commerce services for its FYE, For Your Entertainment Web site, www.fye.com; and incorporating by reference Trans World Entertainment’s February 26, 2004 press release announcing the Company’s financial results for the quarter and year ended January 31, 2004.

15(c) Exhibits

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

15(d) Other Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 15, 2004	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer and President	April 15, 2004
(Robert J. Higgins)	(Principal Executive Officer)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial	April 15, 2004
(John J. Sullivan)	and Chief Accounting Officer) and Secretary

/s/ DEAN S. ADLER	Director	April 15, 2004
(Dean S. Adler)

/s/ MARK A. COHEN	Director	April 15, 2004
(Mark A. Cohen)

/s/ GEORGE W. DOUGAN	Director	April 15, 2004
(George W. Dougan)

/s/ MARTIN E. HANAKA	Director	April 15, 2004
(Martin E. Hanaka)

/s/ ISAAC KAUFMAN	Director	April 15, 2004
(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 15, 2004
(Dr. Joseph G. Morone)

/s/ MICHAEL B. SOLOW	Director	April 15, 2004
(Michael B. Solow)

EDMOND THOMAS	Director	April 15, 2004
(Edmond Thomas)

TRANS WORLD ENTERTAINMENT CORPORATION

Independent Auditors’ Report

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 2 to the consolidated financial statements, the Company changed its methods of accounting for goodwill and vendor allowances, respectively, effective February 3, 2002.

/s/ KPMG LLP

Albany, New York
March 19, 2004

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2004	February 1, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,219	$197,050
Accounts receivable	9,885	10,191
Merchandise inventory	424,783	378,005
Prepaid expenses and other	6,700	5,482
Deferred taxes	7,349	4,977
Total current assets	639,936	595,705

FIXED ASSETS, net	125,641	155,417

DEFERRED TAXES	39,964	40,667
OTHER ASSETS	12,217	11,607
TOTAL ASSETS	$817,758	$803,396

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$306,298	$326,959
Income taxes payable	25,689	13,418
Accrued expenses and other	54,079	35,060
Current portion of capital lease obligations	395	1,640
Total current liabilities	386,461	377,077

CAPITAL LEASE OBLIGATIONS, less current portion	7,465	7,860
OTHER LIABILITIES	24,648	26,355
TOTAL LIABILITIES	418,574	411,292

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,245,838 shares and 54,046,595 shares issued in 2003 and 2002, respectively)	542	540
Additional paid-in capital	288,272	287,402
Unearned compensation – restricted stock	(23)	(116)
Treasury stock at cost (18,147,291 and 15,105,432 shares in 2003 and 2002, respectively)	(146,055)	(129,103)
Retained earnings	256,448	233,381
TOTAL SHAREHOLDERS’ EQUITY	399,184	392,104
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$817,758	$803,396

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002

Sales	$1,330,626	$1,281,869	$1,388,032
Cost of sales	842,726	815,071	935,256
Gross profit	487,900	466,798	452,776
Selling, general and administrative expenses	459,441	465,893	422,737
Goodwill impairment charge	—	40,914	—
Income (loss) from operations	28,459	(40,009)	30,039
Interest expense	2,147	2,349	2,477
Other expense (income), net	(718)	(1,231)	(2,120)
Income (loss) before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	27,030	(41,127)	29,682
Income tax expense (benefit)	8,302	(9,341)	12,891
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	18,728	(31,786)	16,791
Extraordinary gain – unallocated negative goodwill, net of income taxes of $2,437	4,339	—	—
Cumulative effect of change in accounting principle, net of income taxes of $8,950	—	(13,684)	—
NET INCOME (LOSS)	$23,067	$(45,470)	$16,791
BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.50	$(0.79)	$0.40
Extraordinary gain – unallocated negative goodwill	$0.12	—	—
Cumulative effect of change in accounting principle	—	$(0.34)	—
Basic earnings (loss) per share	$0.62	$(1.13)	$0.40

Weighted average number of common shares outstanding – basic	37,422	40,224	41,938

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.49	$(0.79)	$0.39
Extraordinary gain – unallocated negative goodwill	$0.11	—	—
Cumulative effect of change in accounting principle	—	$(0.34)	—
Diluted earnings (loss) per share	$0.60	$(1.13)	$0.39

Weighted average number of common shares outstanding – diluted	38,209	40,224	42,553

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares	Stock Amount	Additional Paid in Capital	Unearned Compensation Restricted Stock	Treasury Stock	Accum. Other Comp. Loss	Retained Earnings	Shareholders’ Equity
Balance as of February 3, 2001	53,677	$537	$285,292	$(6)	$(97,579)	$(1,482)	$262,060	$448,822
Comprehensive income:
Net Income	—	—	—	—	—	—	16,791
Unrealized loss on available for sale securities	—	—	—	—	—	(518)	—
Reclassification adjustment for realized loss on available for sale securities included in net income for the period	—	—	—	—	—	2,000	—
Total comprehensive income								18,273
Issuance of treasury stock under
incentive stock programs	—	—	4	—	4	—	—	8
Repurchase of shares of treasury stock	—	—	—	—	(20,236)	—	—	(20,236)
Issuance of restricted stock
under incentive stock programs	70	—	607	(607)	—	—	—	—
Forfeiture of unearned compensation -
restricted stock	(25)	—	(205)	205	—	—	—	—
Amortization of unearned
compensation – restricted stock	—	—	—	128	—	—	—	128
Issuance of stock to Directors	—	—	150	—	—	—	—	150
Exercise of stock options and related tax benefit	207	2	919	—	—	—	—	921
Balance as of February 2, 2002	53,929	$539	$286,767	$(280)	$(117,811)	—	$278,851	$448,066
Net Loss	—	—	—	—	—	—	(45,470)	(45,470)
Issuance of treasury stock under
incentive stock programs	—	—	8	—	9	—	—	17
Repurchase of shares of treasury stock	—	—	—	—	(11,301)	—	—	(11,301)
Amortization of unearned
compensation – restricted stock	—	—	—	164	—	—	—	164
Issuance of stock to Directors	—	—	150	—	—	—	—	150
Exercise of stock options and related tax benefit	117	1	477	—	—	—	—	478
Balance as of February 1, 2003	54,046	$540	$287,402	$(116)	$(129,103)	—	$233,381	$392,104
Net Income	—	—	—	—	—	—	23,067	23,067
Repurchase of shares of treasury stock	—	—	—	—	(16,952)	—	—	(16,952)
Amortization of unearned compensation – restricted stock	—	—	—	93	—	—	—	93
Issuance of stock to Directors	—	—	50	—	—	—	—	50
Exercise of stock options and related tax benefit	200	2	820	—	—	—	—	822
Balance as of January 31, 2004	54,246	$542	$288,272	$(23)	$(146,055)	—	$256,448	$399,184

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
OPERATING ACTIVITIES:
Net income (loss)	$23,067	$(45,470)	$16,791
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	40,539	42,476	42,335
Amortization of lease valuations, net	(893)	(148)	(543)
Stock compensation programs	143	368	286
Loss on disposal of fixed assets	2,544	2,834	3,720
Loss on impairment of fixed assets	3,682	—	—
Write-off of investments in unconsolidated affiliates	—	9,311	—
Goodwill impairment charge	—	40,914	—
Realized loss on available for sale securities	—	—	2,000
Deferred tax benefit	(4,106)	(9,877)	(1,731)
Cumulative effect of change in accounting principle, net of income taxes	—	13,684	—
Extraordinary gain on acquisition of businesses, net of income taxes	(4,339)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	306	(2,447)	482
Merchandise inventory	5,275	8,428	66,680
Prepaid expenses and other	(1,218)	1,298	(1,009)
Other assets	(353)	771	(1,176)
Accounts payable	(20,661)	(51,943)	(51,283)
Income taxes payable	12,479	(12,399)	(1,770)
Accrued expenses and other	12,849	784	(3,104)
Other liabilities	(3,134)	154	1,461
Net cash provided (used) by operating activities	66,180	(1,262)	73,139

INVESTING ACTIVITIES:
Purchases of fixed assets	(16,989)	(40,331)	(51,056)
Proceeds from sales of fixed assets	—	34	171
Acquisition of businesses	(37,044)	—	—
Purchase of investments in unconsolidated affiliates	—	(577)	(7,481)
Net cash used by investing activities	(54,033)	(40,874)	(58,366)

FINANCING ACTIVITIES:
Payments of capital lease obligations	(1,640)	(4,711)	(5,258)
Payments for purchases of treasury stock	(16,952)	(11,301)	(20,236)
Proceeds from exercise of stock options	614	255	580
Net cash used by financing activities	(17,978)	(15,757)	(24,914)

Net decrease in cash and cash equivalents	(5,831)	(57,893)	(10,141)
Cash and cash equivalents, beginning of year	197,050	254,943	265,084
Cash and cash equivalents, end of year	$191,219	$197,050	$254,943
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	—	$17	$8
Issuance of restricted shares under restricted stock plan	—	—	402
Income tax benefit resulting from exercises of stock options	$208	186	341

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of music, videos and related products in the United States.  The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, and www.wherehouse.com in a single industry segment.  As of January 31, 2004, the Company operated 881 stores totaling approximately 5.5 million square feet in 47 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the eastern half of the United States.  The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated.  Certain amounts in previously issued consolidated financial statements were reclassified to conform to fiscal 2003 presentation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending on the Saturday nearest to January 31.  Fiscal 2003, 2002, and 2001 ended January 31, 2004, February 1, 2003, and February 2, 2002, respectively, and each fiscal year consisted of 52 weeks.

In March 2003, the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) issued guidance regarding accounting for vendor allowances, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 requires that vendor allowances be recognized as a reduction of cost of sales sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor’s products. In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. The new practice changes the timing of recognizing allowances in net earnings and has the effect of reducing inventory and related cost of sales. See Notes 2 and 12 of Notes to the Consolidated Financial Statements for detailed discussion.

Revenue Recognition:  The Company’s revenue is primarily from retail sales of merchandise inventory.  Revenue is recognized at the point of sale.  There are no provisions for uncollectible amounts since payment is received at the time of sale.  Reductions of revenue for returns by customers are generally provided at the point of return due to infrequency and occurrence within short intervals of the sale and immateriality to the consolidated financial statements.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Vendor Allowances: The Company receives vendor allowances for certain events offered to its vendors.  These events include items such as in-store display promotions, co-op print advertising, and other promotional events.  Prior to fiscal 2002, all vendor allowances were recognized as an offset to selling, general and administrative expenses. In fiscal 2002, the Company adopted the provisions of EITF No. 02-16, effective retroactively as of the beginning of fiscal 2002. Accordingly, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors were required to be classified as a reduction in the purchase price of merchandise inventory. See Note 2 of Notes to the Consolidated Financial Statements for further discussion.

Concentration of Credit Risks: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term funds and money market instruments considered to be cash equivalents.  The Company’s investment portfolio is diversified and consists of short-term investment grade securities consistent with its investment guidelines.  These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs.  The Company maintains cash and cash equivalents with various financial institutions.  At times, such amounts may exceed the F.D.I.C. limits.  The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Concentration of Business Risks: The Company purchases inventory for its stores from approximately 800 suppliers, with approximately 52% of purchases being made from five major suppliers.  Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply.  However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company’s advertising programs.

Investments in Unconsolidated Affiliates: Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to earnings.  Write-off of investments in unconsolidated affiliates for other than temporary decline in market value amounted to $0, $9.3 million, and $0 for 2003, 2002 and 2001, respectively, which is reflected in selling, general and administrative expenses in the consolidated statement of operations.  In 2002, the Company recorded charges of $5.5 million and $3.8 million for the write down of certain investments in Data Play Inc. and Sheridan Square, respectively, which were deemed impaired.

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

Fixed Assets and Depreciation: Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method.  The estimated useful lives are as follows:

Leasehold improvements	Lesser of estimated useful life of the asset or the lease term
Fixtures and Equipment	3-7 years
Buildings	30 years

Major improvements and betterments to existing facilities and equipment are capitalized.  Expenditures for maintenance and repairs are expensed as costs are incurred. A majority of the Company’s operating leases are ten years in term.  Amortization of capital lease assets is included in depreciation and amortization expense.

Impairment of Long-Lived Assets: The Company accounts for fixed assets and other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company adopted SFAS No. 144 on February 3, 2002.  The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company plans to outsource its internet operations (www.fye.com) to BuyServices, Inc. beginning in August 2004.  As a result, the Company wrote off for impairment certain long-lived assets of $3.7 million in fiscal 2003 related to its internet operations which is reflected in selling, general and administrative expenses in the consolidated statement of operations. Outsourcing will improve the efficiency with which the Company operates this medium, without changing the look and feel of the Company’s existing site, yet expanding its on-line offering of products and services. The Company expects to achieve significant cost reductions as a result of outsourcing its internet operations.

Goodwill: Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions. Effective February 3, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer amortized.  Rather, goodwill is now subject to a periodic impairment test performed, at a minimum, on an annual basis.  If the carrying value of goodwill exceeds its fair value, an impairment loss shall be recognized.  The Company does not have any other intangible assets subject to the provisions of SFAS No. 142.

Amortization expenses related to goodwill were $0, $0 and $2.9 million in 2003, 2002 and 2001, respectively.

The Company tested goodwill pursuant to SFAS No. 142 as of the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002. This impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002.  Based on this trend, the earnings forecasts of the Company were revised. Given the retail music industry conditions at that time, including CD piracy, management lowered its near-term expectations for its business resulting in the impairment charge. The current fair values of the Company’s reporting units were based on the present expectations for these businesses. A discounted cash flow model based upon the Company’s weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company’s reporting units for purposes of testing goodwill impairment.

Prior to February 3, 2002, goodwill was amortized on a straight-line basis over estimated useful lives ranging from 10 to 20 years.  The amortization period was determined by taking into consideration the following factors: the critical market position and establishment of brand names; the combined store mass; the amortization periods generally used in the retail music business; the highly competitive nature of the business including emerging forms of competition; and the overall history of profitability of the acquired businesses.  Goodwill, as well as the related amortization periods, were periodically evaluated to determine whether events or circumstances warranted adjustments to these amounts or useful lives.  The Company assessed the recoverability of goodwill using a cash flow approach consistent with the Company’s analysis of impairment of long-lived assets under SFAS No. 121.

A reconciliation of reported income (loss) before extraordinary gain and net income (loss) adjusted to reflect adoption of SFAS No. 142 is provided below:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2003	2002 (1)	2001
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, as reported	$18,728	$(31,786)	$16,791
Effect of goodwill amortization, net of income taxes	—	—	2,037
Adjusted income (loss) before extraordinary gain - unallocated negative goodwill and cumulative effect of change in accounting principle, net of income taxes	$18,728	$(31,786)	$18,828
Net income (loss) as reported	$23,067	$(45,470)	$16,791
Effect of goodwill amortization, net of income taxes	—	—	2,037
Adjusted net income (loss)	$23,067	$(45,470)	$18,828
Basic earnings (loss) per share:
Income (loss) before extraordinary gain – unallocated negative goodwill, per share as reported	$0.50	$(0.79)	$0.40
Effect of goodwill amortization, net of income taxes	—	—	0.05
Adjusted income (loss) per share before extraordinary gain- unallocated negative goodwill	$0.50	$(0.79)	$0.45
Net income (loss) per share as reported	$0.62	$(1.13)	$0.40
Effect of goodwill amortization, net of income taxes	—	—	0.05
Adjusted net income (loss) per share	$0.62	$(1.13)	$0.45
Diluted earnings (loss) per share:
Income (loss) before extraordinary gain – unallocated negative goodwill, per share as reported	$0.49	$(0.79)	$0.39
Effect of goodwill amortization, net of income taxes	—	—	0.05
Adjusted income (loss) per share before extraordinary gain- unallocated negative goodwill	$0.49	$(0.79)	$0.44
Net income (loss) per share as reported	$0.60	$(1.13)	$0.39
Effect of goodwill amortization, net of income taxes	—	—	0.05
Adjusted net income (loss) per share	$0.60	$(1.13)	$0.44

(1) 2002 net loss includes the cumulative effect of a change in accounting principle of $13.7 million, net of income taxes relating to accounting for vendor allowances. See Note 2 of Notes to the Consolidated Financial Statements.

Advertising Costs:  In 2002, the Company adopted new guidance issued by the FASB’s Emerging Issues Task Force, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, regarding vendor allowances. See Note 2 of Notes to the Consolidated Financial Statements.  Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $21.2 million, $18.8 million, and $25.6 million in 2003, 2002, and 2001 respectively.

Store Closing Costs: Based on an overall analysis of store performance and expected trends, management periodically evaluates the closing of underperforming stores. For exit activities related to store closings subsequent to December 31, 2002, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  For exit activities prior to December 31, 2002, reserves were established for store closing costs at the date of the Company’s commitment to an exit plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).

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

Income Taxes: Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability.

Comprehensive Income: The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.  In 2003 and 2002, the Company did not have other items of comprehensive income as defined by SFAS No. 130, and accordingly, comprehensive income (loss) is equal to net income (loss). Comprehensive income for 2001 consists of net income and net unrealized losses on available for sale securities and is presented in the consolidated statements of shareholders’ equity.

Stock-Based Compensation: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25, in accounting for its fixed plan stock options.  Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method.  SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No.148. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year
	2003	2002	2001
	(in thousands, except per share amounts)
Net income (loss), as reported	$23,067	$(45,470)	$16,791
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	93	84	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,347)	(4,036)	(4,131)
Proforma net income (loss)	$19,813	$(49,422)	$12,732
Earnings (loss) per share:
Basic – as reported	$0.62	$(1.13)	$0.40
Basic – proforma	$0.53	$(1.23)	$0.30
Diluted – as reported	$0.60	$(1.13)	$0.39
Diluted – proforma	$0.52	$(1.23)	$0.30

Investment Securities: Certain investments are categorized as available for sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value based upon quoted market prices. Unrealized gains and losses are excluded from earnings and reflected in shareholders’ equity until realized. Realized gains and losses for available for sale securities are included in earnings and are computed using the specific identification method for determining the cost of securities sold. A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

As of January 31, 2004 and February 1, 2003, the Company did not have any available for sale securities.  As of February 2, 2002, the gross unrealized losses on available for sale securities included as a component of shareholders’ equity was $1.5 million.  Gross realized losses recognized in operations during 2003, 2002 and 2001 were $0, $0 and $2.0 million respectively.

Earnings (Loss) Per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock options from the Company’s Stock Option Plans (See Note 9 of Notes to the Consolidated Financial Statements).

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2003	2002	2001
	(in thousands)
Weighted average common shares outstanding – basic	37,422	40,224	41,938
Dilutive effect of employee stock options	787	—	615
Weighted average common shares outstanding – diluted	38,209	40,224	42,553

Antidilutive stock options	5,322	6,901	4,355

Antidilutive stock options outstanding for 2003 and 2001 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the period. For 2002, all stock options outstanding were excluded from the computation of dilutive loss per share as the impact would be antidilutive.

Fair Value of Financial Instruments: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies.

Recently Issued Accounting Pronouncements: In December 2003, the FASB issued SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No.132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. SFAS No. 132R is effective in 2003 and the related disclosures have been included in Note 9 to the Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting and reporting for derivatives, amending the previously issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has determined that the adoption of SFAS No. 149 did not have an impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements, as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of SFAS No. 150 did not have an impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No.  46 (FIN 46), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN46-6, Effective Date of FASB Interpretation 46.  This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003,  except if the company had already issued statements reflecting a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company’s consolidated financial statements in 2003.  The Company intends to adopt this guidance as required in 2004. The Company will evaluate the impact of the adoption of FIN 46, as modified and interpreted, including the provisions of FIN 46R, and does not expect the adoption to have a significant impact on the Company’s financial statements or disclosures.

Note 2.  Cumulative Effect of Change in Accounting Principle

In accordance with final guidance issued by the FASB’s Emerging Issues Task Force in March 2003 regarding accounting for vendor allowances, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are to be recognized as a reduction of cost of sales, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor’s products.

In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances. This new practice changes the timing of recognizing allowances in net earnings and has the effect of reducing inventory and related cost of sales.

Prior to adoption of EITF No. 02-16, vendor allowances were recognized as an offset to selling, general and administrative expenses. These allowances exceeded the specific, incremental costs of the advertising and promotional expenses incurred by the Company.  The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within selling, general and administrative expenses.

In accordance with the provisions of EITF No. 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to advertising and promotional events conducted for vendors are required to be classified as a reduction of the purchase price of merchandise inventory and recognized as a reduction of cost of sales as the merchandise inventory is sold.  The amount of vendor allowances to be recorded as a reduction of merchandise inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise inventory purchases.  This ratio was then applied to the value of merchandise inventory to determine the amount of vendor reimbursements that were recorded as a reduction to merchandise inventory as reflected in the consolidated balance sheets. The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million.

The following table illustrates the effect on income (loss) before extraordinary gain, net income (loss) and related per share amounts as if the Company had applied the provisions of EITF No. 02-16 retroactively:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2003	2002 (1)	2001
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, as reported	$18,728	$(31,786)	$16,791
Effect of change in accounting principle, net of income taxes	—	—	1,607
Adjusted income (loss) before extraordinary gain - unallocated negative goodwill and cumulative effect of change in accounting principle, net of income taxes	$18,728	$(31,786)	$18,398
Reported net income (loss)	$23,067	$(45,470)	$16,791
Effect of change in accounting principle, net of income taxes	—	—	1,607
Adjusted net income (loss)	$23,067	$(45,470)	$18,398
Basic earnings (loss) per share:
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, per share as reported	$0.50	$(0.79)	$0.40
Effect of change in accounting principle, net of income taxes	—	—	0.04
Adjusted income (loss) per share before extraordinary gain- unallocated negative goodwill and cumulative effect of change in accounting principle, net of income taxes	$0.50	$(0.79)	$0.44

Basic earnings (loss) per share as reported	$0.62	$(1.13)	$0.40
Effect of change in accounting principle, net of income taxes	—	—	0.04
Adjusted basic earnings (loss) per share	$0.62	$(1.13)	$0.44
Diluted earnings (loss) per share:
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, per share as reported	$0.49	$(0.79)	$0.39
Effect of change in accounting principle, net of income taxes	—	—	0.04
Adjusted income (loss) per share before extraordinary gain- unallocated negative goodwill and cumulative effect of change in accounting principle, net of income taxes	$0.49	$(0.79)	$0.43

Diluted earnings (loss) per share – reported	$0.60	$(1.13)	$0.39
Effect of change in accounting principle, net of income taxes	—	—	0.04
Adjusted diluted earnings (loss) per share	$0.60	$(1.13)	$0.43

(1)  2002 net loss includes the cumulative effect of a change in accounting principle of $13.7 million, net of income taxes relating to accounting for vendor allowances.

Note 3.  Business Combinations

On October 2, 2003, the Company acquired substantially all of the net assets of Wherehouse Entertainment Inc. (“Wherehouse”). Under the terms of the Purchase Agreement, the Company acquired 111 Wherehouse stores. Wherehouse, which was operating in Chapter 11 bankruptcy, was a specialty music retailer, and owned and operated 145 stores located primarily in the western United States. On completion of the sale, the Company retained 111 Wherehouse stores, and the remaining 34 stores were liquidated by a joint venture comprised of Hilco Merchant Resources, LLC, Gordon Brothers Retail Partners, LLC and The Ozer Group LLC.  The Company was granted the right for up to six months to close any of the acquired stores through the Wherehouse bankruptcy proceeding without obligation. The Company closed 10 stores consequent to this clause without obligation.  The acquisition was accounted for using the purchase method of accounting.

The purchase price for the acquired Wherehouse assets was $35.2 million including acquisition-related costs. The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

(in thousands)
Current assets	$48,998
Current liabilities	(6,352)
Long term liabilities	(3,343)
Extraordinary gain – unallocated negative goodwill	(4,137)
Total purchase price	$35,166

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Wherehouse, on a pro forma basis as though the companies had been combined as of the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each twelve month period presented. The pro forma information also does not include one time items related to acquisition accounting, including the extraordinary gain arising from unallocated negative goodwill. The unaudited pro forma condensed consolidated statement of operations for the year ended January 31, 2004 combines the historical results of the Company for the year ended January 31, 2004 and the historical results of Wherehouse for the period preceding the acquisition of February 2, 2003 through October 1, 2003.  The unaudited pro forma condensed consolidated statement of operations for the year ended February 1, 2003 combines the historical results of the Company and Wherehouse for the periods as indicated.

The following is the unaudited pro forma information, after giving effect to purchase accounting adjustments.

	Fiscal Year
	2003	2002
	In thousands, except per share amounts
Pro forma sales	$1,435,862	$1,462,877
Pro forma income (loss) before extraordinary gain - unallocated negative goodwill and cumulative effect of change in accounting principle	$16,814	$(21,796)

Extraordinary gain - unallocated negative goodwill, net of income taxes	1,689	—

Cumulative effect of change in accounting principle, net of income taxes	—	(13,684)

Pro forma income (loss)	$18,503	$(35,480)

Pro forma income (loss) per basic share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, net of income taxes	$0.45	$(0.54)

Extraordinary gain - unallocated negative goodwill, net of income taxes	$0.04	—

Cumulative effect of change in accounting principle, net of income taxes	—	$(0.34)

Pro forma income (loss) per basic share	$0.49	$(0.88)

Pro forma income (loss) per diluted share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, net of income taxes	$0.44	$(0.54)
Extraordinary gain - unallocated negative goodwill, net of income taxes	$0.04	—

Cumulative effect of change in accounting principle, net of income taxes	—	$(0.34)

Pro forma income (loss) per diluted share	$0.48	$(0.88)

On October 6, 2003, the Company acquired substantially all of the net assets of CD World Inc. (“CD World”). CD World includes 13 free standing specialty stores in New Jersey and Missouri. The acquisition was accounted for using the purchase method of accounting. The cash consideration for CD World was $1.9 million, including acquisition-related costs. The total purchase price was allocated to the assets acquired and liabilities assumed, based on their fair values as follows:

(in thousands)
Current assets	$4,627
Current liabilities	(81)
Long term liabilities	(29)
Extraordinary gain – unallocated negative goodwill	(2,639)
Total purchase price	$1,878

The consolidated financial statements include the results of operations of Wherehouse from October 1, 2003 and CD World from October 6, 2003. Pro forma information including CD World results of operations have not been presented because the pro forma effect of the CD World acquisition would not be material to the Company’s results of operations.

In accordance with SFAS No.141, Business Combinations, an extraordinary gain from unallocated negative goodwill of $4.3 million (net of income taxes of $2.4 million), representing the excess of the fair value of the net assets acquired over the purchase price was recognized in the consolidated financial statements for the year ended January 31, 2004 in connection with the Wherehouse and CD World acquisitions. The unallocated negative goodwill was arrived at after adjusting the value of the acquired non-current assets to zero, in accordance with SFAS No.141. No intangible assets were acquired in connection with either acquisition.

The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in fiscal 2004. The allocation of the purchase price will be adjusted after obtaining more information regarding asset valuations and liabilities assumed.

Note 4. Fixed Assets: Fixed assets at year-end consist of the following:

	January 31, 2004	February 1, 2003
	(in thousands)
Buildings	$18,926	$18,926
Fixtures and equipment	189,609	193,943
Leasehold improvements	120,570	123,701
	329,105	336,570
Allowances for depreciation and amortization	(203,464)	(181,153)
	$125,641	$155,417

Depreciation and amortization expense related to the Company’s distribution center facility and equipment of $2.4 million, $2.3 million and $1.6 million in 2003, 2002 and 2001, respectively, is included in cost of sales.  All other depreciation and amortization of fixed assets is included in selling, general and administrative expenses.

Depreciation and amortization of fixed assets is included in the consolidated statements of operations as follows:

	Fiscal Year
	2003	2002	2001
	(in thousands)
Cost of sales	$2,405	$2,318	$1,637
Selling, general and administrative expenses	$38,134	$40,158	$37,839

Note 5.  Debt

The Company has a three year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter upon the consent of both parties, unless terminated by the bank or the Company pursuant to provisions in the agreement.  The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and has a minimum net worth covenant.  Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate, or LIBOR plus 1.65%.  In addition, the company is subject to a facility fee of 0.25% of the average daily balance of the unused portion of the credit facility, plus a monthly service fee.  As of January 31, 2004 and February 1, 2003, the Company did not have any borrowings outstanding under the facility, and $100 million was available.

Interest paid during 2003, 2002 and 2001 was approximately $2.1 million, $2.3 million and $2.5 million, respectively, the majority of which related to capital leases.

Note 6.  Income Taxes

Income tax expense (benefit) is allocated between continuing operations and extraordinary gain — unallocated negative goodwill, as follows:

	Fiscal Year
	2003	2002	2001
	(in thousands)
Continuing operations	$8,302	$(9,341)	$12,891
Extraordinary gain – unallocated negative goodwill	2,437	—	—
	$10,739	$(9,341)	$12,891

Income tax expense (benefit) from continuing operations consists of the following:

	Fiscal Year
	2003	2002	2001
	(in thousands)
Federal – current	$10,044	$(1,034)	$12,161
State – current	2,364	1,570	2,461
Deferred	(4,106)	(9,877)	(1,731)
	$8,302	$(9,341)	$12,891

A reconciliation of the Company’s effective income tax rate from continuing operations with the Federal statutory rate is as follows:

	Fiscal Year
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	3.5%	2.7%	1.5%
Change in federal valuation allowance	(0.4)%	(5.1)%	6.7%
Corporate-owned life insurance payment settlement, net	(7.4)%	—	—
Goodwill impairment charge (See Note 1 of Notes to the Consolidated Financial Statements)	—	(9.8)%	—
Other	—	(0.1)%	0.2%
Effective income tax rate	30.7%	22.7%	43.4%

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service (“IRS”) in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies.  The remaining accrued liabilities attributable to this matter are $8.1 million and $11.0 million which are included in other (long-term) liabilities in the consolidated balance sheets as of January 31, 2004 and February 1, 2003, respectively.  During the second fiscal quarter of 2003, the Company and the IRS agreed on final payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million.  Under the final payment terms, the Company has agreed to make annual interest payments and a final principal payment of approximately $7.1 million in 2006.

Significant components of the Company’s deferred tax assets are as follows:

	January 31, 2004	February 1, 2003
	(in thousands)
CURRENT DEFERRED TAX ASSETS
Accrued expenses	$3,508	$962
Accounts receivable	797	513
Inventory	2,835	3,459
Other	209	43
Total current deferred tax assets	7,349	4,977

NON-CURRENT DEFERRED TAX ASSETS
Fixed assets	14,756	15,498
Federal and state net operating loss carryforwards	12,397	13,733
Real estate leases	8,164	8,270
Losses on investments	5,267	5,373
Goodwill	7,799	8,552
Retirement and compensation related accruals	2,152	1,656
Other	385	440
Total non-current deferred tax assets before valuation allowance	50,920	53,522
Less: valuation allowance	(10,956)	(12,855)
Total non-current deferred tax assets	$39,964	$40,667

NET DEFERRED TAX ASSET	$47,313	$45,644

At January 31, 2004 and February 1, 2003, the Company had gross deferred tax assets of $58.3 million and $58.5 million, respectively, and gross deferred tax liabilities of $0 and $0, respectively.  The Company had a net operating loss carryforward of $8.1 million for Federal income tax purposes and $176.5 million for state income tax purposes as of the end of 2003 that expire at various times through 2023 and are subject to certain limitations.  The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, and tax planning strategies, the valuation allowance was decreased from $12.9 million to $11.0 million, a level where management believes that it is more likely than not that the tax benefit will be realized.  Of this decrease in the valuation allowance, $1.2 million is reflected as state income taxes, net of Federal income tax benefit. The valuation allowance was decreased to account for the utilization of state deferred tax assets attributable to net operating loss carryforwards, for which a valuation allowance had been recorded.  The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes, net of refunds, of approximately $2.9 million, $12.9 million and $16.4 million during 2003, 2002 and 2001, respectively.

Note 7.  Commitments and Contingencies

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the Internal Revenue Service (“IRS”) in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies.  The remaining accrued liabilities attributable to this matter are $8.1 million and $11.0 million which are included in other (long-term) liabilities in the consolidated balance sheets as of January 31, 2004 and February 1, 2003, respectively.  During the second fiscal quarter of 2003, the Company and the IRS agreed on final payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million.  Under the final payment terms, the Company has agreed to make annual interest payments and a final principal payment of approximately $7.1 million in 2006.

On March 3, 2003, the Company filed a complaint in the United States District Court in the Northern District of New York against Fullplay Media Systems, Inc (“Fullplay”). The action against Fullplay by the Company was for breach of contract and misappropriation of trade secrets in the design and development of its Listening and Viewing Stations (“LVS”). Under a non-disclosure agreement with the Company, Fullplay was obligated to keep confidential the Company’s proprietary information relating to the LVS and not make use whatsoever at any time of such proprietary information except for purposes related to Fullplay’s contractual obligations to develop the LVS for the Company. On March 7, 2003, Fullplay filed a complaint against the Company asserting breaches of two other agreements between the parties. On March 19, 2003, Fullplay filed a voluntary petition for a Chapter 11 bankruptcy in the United States Bankruptcy Court for the Western District of Washington. On June 24, 2003, Fullplay filed suit against the Company as part of its Chapter 11 bankruptcy filing claiming breach of contract. The Company reached an agreement with Fullplay on July 18, 2003 to resolve the disputes, whereby both parties discontinued all legal actions without admitting or denying the merits of the other’s claims.

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

Note 8.  Leases

As more fully discussed in Note 11 of Notes to the Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.  The Company also has a capital lease for its Warehouse Management system.

Fixed asset amounts for capital leases, which are included in the fixed assets on the accompanying consolidated balance sheets, are as follows:

	January 31, 2004	February 3, 2003
	(in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	498	24,746
	9,840	34,088
Allowances for depreciation and amortization	(4,802)	(23,504)
	$5,038	$10,584

The Company leases all of its stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses and real estate taxes.  Some also provide for additional rent based on a percentage of sales.

Net rental expense was as follows:

	Fiscal Year
	2003	2002	2001
	(in thousands)
Minimum rentals	$118,392	$118,256	$121,634
Contingent rentals	1,279	1,297	1,911
	$119,671	$119,553	$123,545

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2004 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2004	115,780	1,957
2005	96,347	1,957
2006	81,810	1,884
2007	70,883	1,839
2008	54,612	1,839
Thereafter	118,913	12,437
Total minimum payments required	$538,345	$21,913
Less: amounts representing interest		14,053
Present value of minimum lease payments		7,860
Less: current portion		395
Long-term capital lease obligations		$7,465

Interest rates on capital leases were between 7.0% to 23.9% per annum.

Note 9.  Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by Internal Revenue Service regulations.  Participants are immediately vested in their voluntary contributions plus actual earnings thereon.  Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant.  Participants are fully vested upon the completion of four years of service.  All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years.  Total expense related to the Plan was $858,000, $900,000 and $921,000 in 2003, 2002 and 2001, respectively.

Stock Option Plans

The Company has five employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Plans”). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years.  Options authorized for issuance under the Plans totaled 14.8 million.  As of January 31, 2004, of the options authorized for issuance under the Plans, 8.4 million have been granted and are outstanding, 4.0 million of which were vested and exercisable.  Options available for future grants at January 31, 2004 and February 1, 2003 were 2.7 million and 4.7 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the “Camelot Plan”) were converted to Trans World options.  The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock.  Vesting of the options was originally over a four-year period with a maximum term of ten years.  Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company’s common stock whereby 50% of the options vested on March 13, 1998.  The remaining 50% vested on April 22, 1999 in connection with the merger.  At January 31, 2004, 57,000 options were outstanding and exercisable.  The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999.

The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan as of January 31, 2004:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00-$ 2.67	660,978	2.1	$1.52	655,978	$1.51
2.68-5.33	2,577,139	8.6	3.54	256,289	3.97
5.34-8.00	182,500	8.1	7.44	28,750	7.43
8.01-10.67	2,360,249	7.7	8.45	696,243	8.65
10.68-13.33	2,035,950	5.0	11.27	1,827,636	11.32
13.34-16.00	436,400	5.2	15.17	436,400	15.17
16.01-18.67	191,175	4.2	17.79	191,175	17.79
18.68-24.00	2,000	4.9	23.75	2,000	23.75
Total	8,446,391	6.7	$7.63	4,094,471	$9.53

The Company also has a stock option plan for non-employee directors (the “1990 Plan”).  Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years.  As of January 31, 2004, there were 750,000 options authorized for issuance and 367,250 options have been granted and are outstanding, 220,000 of which were vested and exercisable. There are 224,651 shares of common stock reserved for possible future option grants under the 1990 Plan.

In connection with the Company’s merger with Camelot Music Holdings, Inc. in April 1999, all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to Trans World options.  As of January 31, 2004, there were 4,750 options outstanding and exercisable under the Camelot Director Plan.  The Company no longer issues options under the Camelot Director Plan.

The following table summarizes information about the stock options outstanding under the two Director Plans at January 31, 2004:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00-$2.67	108,000	8.0	$0.21	18,000	$1.27
2.68-5.33	108,000	2.6	3.31	108,000	3.31
5.34-8.00	30,000	9.8	6.44	0	0
8.01-10.67	84,000	6.5	9.32	63,000	9.60
10.68-13.33	28,250	5.3	11.93	26,750	11.98
13.34-16.00	9,000	4.2	15.12	9,000	15.12
Total	367,250	5.9	$4.98	224,750	$6.42

The following tables summarize activity under the Stock Option Plans:

	Employee Stock Option Plans			Director Stock Option Plans
	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price
Balance February 3, 2001	5,011,204	$1.21-$23.75	$9.48	289,625	$1.18-$15.12	$4.95
Granted	1,175,700	8.18-8.95	8.93	31,764	0.00-8.95	4.23
Exercised	(160,453)	1.21-5.25	2.97	(47,139)	0.00-6.27	2.37
Canceled	(569,463)	3.96-18.25	10.93	(1,500)	12.96-15.12	14.58
Balance February 2, 2002	5,456,988	$1.21-$23.75	$9.40	272,750	$1.18-$15.12	$6.09
Granted	1,518,350	2.80-8.02	7.92	33,708	0.00-8.02	3.57
Exercised	(89,539)	1.21-5.00	2.23	(27,708)	0.00-6.27	2.04
Canceled	(263,875)	4.33-18.33	10.72	0	0.00-0.00	0.00
Balance February 1, 2003	6,621,924	$1.21-$23.75	$9.11	278,750	$1.18-$15.12	$6.19
Granted	2,350,100	2.57-5.99	3.50	134,286	0.00-6.44	1.44
Exercised	(162,457)	1.21-4.58	3.62	(36,786)	0.00-2.09	1.28
Canceled	(363,176)	2.57-18.00	9.24	(9,000)	4.61-4.61	4.61
Balance January 31, 2004	8,446,391	$1.21-$23.75	$7.63	367,250	$0.00-$15.12	$4.98

The per share weighted-average fair value of the stock options granted during 2003, 2002 and 2001 was $1.16, $2.32 and $2.68, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions:

2003 - expected dividend yield 0.0%, risk-free interest rate of 3.16%, expected life of five years and stock volatility of 59%;

2002 - expected dividend yield 0.0%, risk-free interest rate of 3.01%, expected life of five years and stock volatility of 60%;

2001 - expected dividend yield 0.0%, risk-free interest rate of 4.40%, expected life of five years and stock volatility of 57%.

During 2003, 2002 and 2001, the Company recognized expenses of $50,000, $150,000 and $150,000, respectively, for stock options issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company.  The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied.  If conditions or terms under which an award is granted are not satisfied, the shares are forfeited.  Shares begin to vest under these grants after either two or three years and are fully vested after three or five years respectively, with vesting criteria that includes continuous employment until applicable vesting dates have expired.  As of January 31, 2004, a total of 325,000 shares have been granted, of which 216,000 shares had vested and 85,000 shares with an unamortized unearned compensation balance of $593,000, had been forfeited.  Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period.  The amount amortized to expense in 2003, 2002 and 2001, net of the impact of forfeitures, was approximately $93,000, $164,000 and $128,000, respectively.  As of January 31, 2004, outstanding awards and shares available for grant totaled 24,000 and 660,000 respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  The annual benefit amount is based on salary at the time of retirement and number of years of service.  The Company accounts for the SERP in accordance with the provisions of SFAS No. 87, Employers’ Accounting for Pensions.  For 2003, 2002 and 2001, net periodic pension costs recognized under the plan totaled approximately $1,208,000, $1,084,000 and $488,000, respectively.  The accumulated benefit obligation for the SERP, which is included in accrued expenses and other in the consolidated balance sheets, was approximately $7.6 million and $6.4 million at January 31, 2004 and February 1, 2003, respectively.  In addition, an intangible asset, which is included in other assets in the consolidated balance sheets, to reflect the excess of the accumulated benefit obligation over the fair value of plan assets, net of accrued pension costs, of approximately $3.2 million was recorded at January 31, 2004 and February 1, 2003.

The following is a summary of the Company’s defined benefit plan funded status as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 31, 2004	February 1, 2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$9,398	$8,384
Service cost	215	115
Interest cost	610	587
Plan amendment	(501)	—
Actuarial loss	508	338
Benefits paid	(44)	(35)

Benefit obligation at end of year	$10,186	$9,389

Fair value of plan assets at end of year	—	—
Reconciliation of Funded Status:
Funded status	(10,186)	(9,389)
Unrecognized prior service cost	4,426	5,310
Unrecognized net actuarial loss	1,420	912
Net amount recognized	$(4,340)	$(3,167)

Amounts recognized in the consolidated balance sheets consist of:

	January 31, 2004	February 1, 2003
Accrued pension liability, including additional minimum liability	$(7,586)	$(6,381)
Intangible assets	3,246	3,214
Net amount recognized	$(4,340)	$(3,167)

The accumulated benefit obligation for the SERP was $7,595 and $6,389 at January 31, 2004 and February 1, 2003, respectively, which exceeds plan assets ($0).

Components of Net Periodic Pension Cost:

	Fiscal Year
	2003	2002	2001
Service cost	$216	$115	$15
Interest cost	610	587	306
Amortization of prior service cost	382	382	167
Net periodic pension cost	$1,208	$1,084	$488

Assumptions:

	Fiscal Year
	2003	2002	2001
Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.00%	6.50%	7.00%
Salary increase rate	4.00%	4.00%	4.00%
Measurement date	Nov 1, 2003	Nov 1, 2002	Nov.1, 2001

	Fiscal Year
	2003	2002	2001
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	6.50%	7.00%	7.75%
Salary increase rate	4.00%	4.00%	4.00%

The Company expects to make $35,000 in benefit payments during fiscal year 2004.

Note 10.  Shareholders’ Equity

During 2003, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 10 million shares of the Company’s common stock. As of January 31, 2004, the Company had purchased 3.0 million shares under this plan, at a total cost of $17.0 million.  In fiscal 2000, the Board of Directors had approved a stock repurchase plan authorizing the purchase of up to 15.0 million shares of the Company’s common stock.  The Company completed the purchase of the 15.0 million shares in fiscal 2002 at a total cost of $128.7 million.  As of January 31, 2004 and February 1, 2003 the Company held 18,147,291 and 15,105,432 shares, respectively, in treasury stock.

Note 11.  Related Party Transactions

The Company leases its 168,400 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015.  The original distribution center/office facility was constructed in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $1.8 million in 2003, $1.8 million in  2002 and $1.7 million in 2001.  Pursuant to the terms of the lease agreement, every two years rental payments will increase in accordance with the biennial increase in the Consumer Price Index.  Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises.  Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contains any real property purchase option at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under a long-term operating lease.  Annual rental payments under this lease were $40,000 in 2003, 2002 and 2001.  Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. During 2002, Mr. Higgins sold a store location which had been previously leased by the Company. Prior to the sale, the Company made rental payments of $20,000 and $35,000 in 2002 and 2001 respectively. Total additional charges for both store locations, including contingent rent, were approximately $4,600, $8,000 and $11,100 in 2003, 2002 and 2001 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins.  Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins holds a 47.5% share, the Company paid $60,000, $70,000, and $70,000 for chartered aircraft services in 2003, 2002, and 2001, respectively.  The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins.  Payments to Crystal Jet aggregated $13,000, $20,000 and $91,000 in 2003, 2002 and 2001, respectively.  The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins.  Payments to Richmor Aviation in 2003, 2002 and 2001 were $235,000, $209,000 and $289,000, respectively.  The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

During 2000, the Company made loans aggregating $443,000 and $258,000 to John J. Sullivan, the Company’s Executive Vice President and Chief Financial Officer, and Bruce J. Eisenberg, the Company’s Executive Vice President – Real Estate, respectively. Interest rate on these demand loans is the Federal short term rate in effect under section 1274(d) of the Internal Revenue Code, for the period for which the amount of interest is being determined, compounded semi-annually. The loans were in made connection with income taxes due on the vesting of restricted stock.  The full principal amount of the loans was outstanding as of January 31, 2004.  During the first half of 2002, the Company made interest free loans totaling $100,000 to Fred L. Fox, the Company’s Executive Vice President - Merchandising and Marketing. The loan was made in connection with relocation.  $75,000 of the loan was outstanding as of January 31, 2004 and will be repaid in May 2004.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in 2003, 2002 and 2001 for which the Company incurred fees of $202,000, $161,000 and $552,000 respectively.

Note 12.  Quarterly Financial Information (Unaudited)

	Fiscal 2003 Quarter Ended
	2003	1/31/04	11/1/03	8/2/03	5/3/03
	(in thousands, except per share amounts)
Sales	$1,330,626	$541,972	$268,506	$246,746	$273,402
Gross profit	487,900	197,485	96,307	96,537	97,571
Income (loss) before extraordinary gain	18,728	34,829	(8,103)	(2,913)	(5,085)
Extraordinary gain – unallocated negative goodwill, net of income taxes	4,339	2,148	2,191	—	—
Net income (loss)	$23,067	$36,977	$(5,912)	$(2,913)	$(5,085)
Basic earnings (loss) per share before extraordinary gain	$0.50	$0.96	$(0.22)	$(0.08)	$(0.13)
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.12	$0.06	$0.06	—	—
Basic earnings (loss) per share	$0.62	$1.02	$(0.16)	$(0.08)	$(0.13)
Diluted earnings (loss) per share before extraordinary gain	$0.49	$0.93	$(0.22)	$(0.08)	$(0.13)
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.11	$0.06	$0.06	—	—
Diluted earnings (loss) per share	$0.60	$0.99	$(0.16)	$(0.08)	$(0.13)

The Company adopted a new method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002 in accordance with EITF No. 02-16, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million, which was classified as a cumulative effect of a change in accounting principle. For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements. The Company restated its results for the first three quarters of the year ended February 1, 2003 in accordance with the new guidance.

	Fiscal 2002 Quarter Ended
	2002	2/1/03	11/2/02	8/3/02	5/4/02
	(in thousands, except per share amounts)
Sales	$1,281,869	$483,689	$251,171	$267,530	$279,479
Gross profit as restated	466,798	173,473	91,097	98,414	103,814
Loss before cumulative effect of change in accounting principle as reported	—	—	(14,059)	(6,445)	(6,332)
Effect of change in accounting principle, net of income taxes	—	—	(701)	(558)	1,142
Loss before cumulative effect of change in accounting principle as restated	$(31,786)	$(4,833)	$(14,760)	$(7,003)	$(5,190)
Cumulative effect of change in accounting principle, net of income taxes	(13,684)	—	—	—	(13,684)
Net loss as restated	$(45,470)	$(4,833)	$(14,760)	$(7,003)	$(18,874)

Basic loss per share, as reported	—	—	$(0.35)	$(0.16)	$(0.16)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	$(0.34)
Effect of change in accounting principle, net of income taxes	—	—	$(0.02)	$(0.01)	$0.03
Basic loss per share, as restated	$(1.13)	$(0.12)	$(0.37)	$(0.17)	$(0.47)

Diluted loss per share, as reported	—	—	$(0.35)	$(0.16)	$(0.16)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	$(0.34)
Effect of change in accounting principle, net of taxes	—	—	$(0.02)	$(0.01)	$0.03
Diluted loss per share, as restated	$(1.13)	$(0.12)	$(0.37)	$(0.17)	$(0.47)

Index to Exhibits

Document Number and Description

Exhibit No.
2.1

Agreement and Plan of Merger dated October 26, 1998 by and among Trans World, CAQ Corporation and Camelot incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.1

Restated Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1994.  Commission File No. 0-14818.

3.2

Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994.  Commission File No. 0-14818.

3.3

Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.  Commission File No. 0-14818.

3.4	*3.4 Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7

Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 11, 2000.  Commission File No. 0-14818.

4.1

Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1997.  Commission File No. 0-14818.

4.2

Amendment, Dated June 30, 2000, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement – incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000.  Commission File No. 0-14818.

4.3

Amendment No. 6, dated May 30, 2003, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement – incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.  Commission File No. 0-14818.

*4.4	Amendment No. 7, dated December 19, 2003, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement.

*4.5	Amendment No. 8, dated March 5, 2004, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement.

10.1

Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 – incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

10.2

Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option – incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1990. Commission File No. 0-14818.

10.3

Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant – incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1991.  Commission File No. 0-14818.

10.4

Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World, as Tenant, for additional office space at 38 Corporate Circle – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998.  Commission File No. 0-14818.

10.5

Trans World Music Corporation 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto – incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 1991.  Commission File No. 0-14818.

10.6

Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated – incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.7

Trans World Entertainment Corporation Amended 1990 Restricted Stock Plan – incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 17, 1999. Commission File No. 0-14818.

10.8

Form of Restricted Stock Agreement dated May 1, 1996 between the Company and John J. Sullivan, Executive Vice President-Finance and Chief Financial Officer, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997.  Commission File No. 0-14818.

10.9

Trans World Entertainment Corporation 1994 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994.  Commission File No. 0-14818.

10.10

Trans World Entertainment Corporation 1998 Stock Option Plan – incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.11

Trans World Entertainment Corporation 1999 Stock Option Plan – incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.13

Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995.  Commission File No. 0-14818.

10.14

Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997.  Commission File No. 0-14818.

10.15	Trans World Entertainment Corporation Asset Purchase Agreement with Wax Works, Inc.

10.16

Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein – incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-75231.

10.17	Employment Agreement, dated as of May 1, 2003, between the Company and Robert J. Higgins.

10.18

Agreement dated September 19, 2003 by and between a joint venture composed of Trans World Entertainment Corporation, Hilco Merchant Resources, LLC, Hilco Real Estate, LLC Gordon Brothers Retail Partners, LLC and The Ozer Group LLC as Agent and Wherehouse Entertainment, Inc., as Merchant to acquire certain assets of Wherehouse Entertainment Inc. – incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003.  Commission File No. 0-14818.

10.19

Amendment No.1 dated October 1, 2003 to the agency agreement dated September 19, 2003 – incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003.  Commission File No. 0-14818.

10.20

Agreement dated October 6, 2003 between Trans World Entertainment Corporation and CD World Inc., to acquire certain assets of CD World Inc. – incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003.  Commission File No. 0-14818.

* 22	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 15, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

*31.2	Certification of Chief Financial Officer dated April 15, 2004, relating to the Rgistrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

*32.1

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 15, 2004, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004.

*Filed herewith.