Form 10-Q
period 2004-05-01
TRANS WORLD ENTERTAINMENT CORP
filed 2004-06-10
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004

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

Common Stock, $.01 par value,

35,597,295 shares outstanding as of June 1, 2004

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	May 1, 2004	January 31, 2004	May 3, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,458	$191,219	$62,016
Merchandise inventory	442,630	424,783	401,678
Deferred taxes	8,070	7,349	4,721
Other current assets	11,480	16,585	17,102
Total current assets	550,638	639,936	485,517

NET FIXED ASSETS	126,025	125,641	147,503
DEFERRED TAXES	39,112	39,964	36,388
OTHER ASSETS	14,906	12,217	11,294
TOTAL ASSETS	$730,681	$817,758	$680,702

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$242,975	$306,298	$222,219
Income taxes payable	15,306	25,689	3,701
Accrued expenses and other current liabilities	42,289	54,079	33,021
Current portion of capital lease obligations	407	395	955
Total current liabilities	300,977	386,461	259,896

CAPITAL LEASE OBLIGATIONS, less current portion	7,359	7,465	7,765
OTHER LIABILITIES	23,866	24,648	25,851
TOTAL LIABILITIES	332,202	418,574	293,512

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,385,144, 54,245,838 and 54,093,581 shares issued, respectively)	544	542	541
Additional paid-in capital	288,964	288,272	287,532
Unearned compensation – restricted stock	(6)	(23)	(76)
Treasury stock at cost (18,539,349, 18,147,291 and 15,105,432 shares, respectively)	(149,930)	(146,055)	(129,103)
Retained earnings	258,907	256,448	228,296
TOTAL SHAREHOLDERS’ EQUITY	398,479	399,184	387,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$730,681	$817,758	$680,702

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Sales	$304,483	$273,402
Cost of sales	191,178	175,831
Gross profit	113,305	97,571
Selling, general and administrative expenses	109,695	105,946
Income (loss) from operations	3,610	(8,375)
Interest expense	317	159
Income (loss) before income taxes and extraordinary gain - unallocated negative goodwill	3,293	(8,534)
Income tax expense (benefit)	1,252	(3,449)
Income (loss) before extraordinary gain - unallocated negative goodwill	$2,041	$(5,085)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $253	418	—
Net income (loss)	$2,459	$(5,085)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$0.06	$(0.13)
Extraordinary gain - unallocated negative goodwill, net of income taxes	0.01	—
Basic income (loss) per share	$0.07	$(0.13)

Weighted average number of common shares outstanding – basic	35,981	38,920

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$0.06	$(0.13)
Extraordinary gain - unallocated negative goodwill, net of income taxes	0.01	—
Diluted income (loss) per share	$0.07	$(0.13)

Weighted average number of common shares outstanding – diluted	37,609	38,920

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net cash used by operating activities	$(89,434)	$(131,525)

Cash flows from investing activities:
Purchases of fixed assets	(9,686)	(2,901)
Net cash used by investing activities	(9,686)	(2,901)

Cash flows from financing activities:
Payments of capital lease obligations	(94)	(780)
Payments for purchases of treasury stock	(3,875)	—
Proceeds from the exercise of stock options	328	172
Net cash used by financing activities	(3,641)	(608)

Net decrease in cash and cash equivalents	(102,761)	(135,034)
Cash and cash equivalents, beginning of year	191,219	197,050
Cash and cash equivalents, end of period	$88,458	$62,016
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$364	$6

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 1, 2004 and May 3, 2003

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”), Record Town’s subsidiaries, all of which are wholly owned and Second Spin, Inc., which is majority owned (“the Company”).   All significant intercompany accounts and transactions have been eliminated.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2004 has been derived from the Company’s January 31, 2004 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen weeks ended May 1, 2004 and May 3, 2003.   These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2004.

Note 2. Seasonality

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period.  In 2003, the fourth fiscal quarter accounted for approximately 41% of annual sales.  In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff.   If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected.  Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Note 3. Stock Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, and as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25.  Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(in thousands except per share amounts)
Net income (loss), as reported	$2,459	$(5,085)
Add: Stock-based employee compensation expense included in reported net income (loss), net of income taxes	17	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(516)	(613)
Proforma net income (loss)	$1,960	$(5,674)
Income (loss) per share:
Basic - as reported	$0.07	$(0.13)
Basic– proforma	$0.05	$(0.15)
Diluted – as reported	$0.07	$(0.13)
Diluted – proforma	$0.05	$(0.15)

Note 4. Defined Benefit Plan

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

During the thirteen weeks ended May 1, 2004, the Company did not make any cash contributions to the SERP, and presently expects to make $35,000 in contributions during fiscal 2004.

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(in thousands)
Service cost	$101	$54
Interest cost	153	152
Amortization of prior service cost	93	96
Net periodic pension cost	$347	$302

Note 5. Extraordinary Gain

The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. and CD World Inc. in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired will be finalized by the end of the third fiscal quarter of 2004 after obtaining more information regarding asset valuations and liabilities assumed.  During the quarter, the Company adjusted the purchase price allocation in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $0.7 million, net of income taxes of $0.3 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Note 6. Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003,  unless the company had already issued financial statements which reflected a VIE in accordance with FIN 46. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, which replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  FIN 46R establishes standards for determining the circumstances under which VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  The Company adopted this guidance as required in the first fiscal quarter of 2004, resulting in the consolidation of a variable interest entity.  However, it did not have a significant impact on the Company’s financial statements.

Note 7. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended
	May 1, 2004	May 3, 2003
	(in thousands)
Cost of sales	$583	$588
SG&A	8,526	9,851
Total	$9,109	$10,439

Note 8. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 1, 2004	May 3, 2003

Weighted average common shares outstanding – basic	35,981	38,920
Dilutive effect of employee stock options	1,628	—
Weighted average common shares outstanding–diluted	37,609	38,920

Anti-dilutive stock options	4,023	8,528

For the thirteen week period ended May 3, 2003, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 9. Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations

May 1, 2004 and May 3, 2003

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve a clear understanding of the Company’s financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; the release by the music industry of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

At May 1, 2004, the Company operated 859 stores totaling approximately 5.3 million square feet in 47 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, DVD, VHS video and video games.  In total, these categories represented 92% of the Company’s total sales in the thirteen weeks ended May 1, 2004.  The balance of categories, items relating to the use, care and storage of entertainment software, along with boutique and electronic products, represented 8% of the Company’s total sales in the thirteen weeks ended May 1, 2004.

In the thirteen weeks ended May 1, 2004, the Company’s sales increased as a result of the acquisitions of the Wherehouse stores and CD World stores in 2003 and positive comparable store sales as compared to the thirteen weeks ended May 3, 2003.  Earnings increased in the thirteen weeks ended May 1, 2004 as a result of increased sales, a higher gross margin rate and increased expense leverage. Management continually monitors a number of key performance indicators to evaluate its performance, including:

Revenues:  The Company generates substantially all of its revenue from sales of entertainment software and related products.  It continually measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.   The Company further analyzes sales by store format (i.e. mall versus freestanding) and by product category.

Cost of Sales and Gross Margins:  The Company tightly controls its cost of sales.  Gross margins are primarily impacted by the mix of products sold and by vendor purchase discounts.  The Company records its distribution and product shrinkage expenses in cost of sales.

Selling, General and Administrative (“SG&A”) expenses: SG&A expenses are comprised largely of salaries and wages and related costs, occupancy charges, including rent and utilities, marketing, store operating costs and other overhead expenses, including depreciation.

Balance Sheet and Ratios:  The Company views cash, net inventory investment (inventory less accounts payable) and working capital as indicators of its financial position (see Liquidity and Capital Resources for further discussion of these items).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, and accounting for vendor allowances.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.   Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 31, 2004 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market as determined by the average cost method. The average cost method attaches a cost to each Stock Keeping Unit (“SKU”) and is a weighted average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that SKU.

Merchandise inventory valuation requires significant judgment and estimates, including merchandise inventory markdowns, obsolescence and provision for inventory shrinkage. Inherent in the entertainment software industry is the risk of obsolete merchandise inventory. Typically, newer releases generate a higher product demand.  Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for obsolescence. The Company records merchandise inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the accounting period.  Such estimates are based on historical results and trends, and the shrinkage results from the last physical inventory.  Physical inventories are taken at least annually for all stores throughout the year, and perpetual inventory records are adjusted accordingly.

The Company is generally entitled to return merchandise purchased from major vendors for credit

Merchandise Inventory and Return Costs (continued): against other purchases from these vendors.   Certain of these vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. Certain other vendors charge a handling fee for returned merchandise. The Company records merchandise return charges in cost of sales.

Valuation of Long-Lived Assets:  The Company assesses the impairment of long-lived assets to determine if any part of the carrying value may not be recoverable. Factors that the Company considers to be important when assessing impairment include:

•         significant underperformance relative to expected historical results;

•         significant changes in the manner of the use of assets or the strategy for the Company’s overall business;

•         significant negative industry or economic trends;

•         market capitalization relative to net book value

When the Company determines that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company tests for impairment to determine if an impairment charge is needed.

Accounting for Vendor Allowances: In accordance with the provisions of FASB’s Emerging Issues Task Force’s, EITF No. 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to advertising and promotional events conducted for vendors are classified as a reduction of the purchase price of merchandise inventory and recognized as a reduction of cost of sales as the merchandise inventory is sold.  The amount of vendor allowances to be recorded as a reduction of merchandise inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise inventory purchases.  This ratio is then applied to the value of merchandise inventory to determine the amount of vendor reimbursements that are then recorded as a reduction to merchandise inventory as reflected in the condensed consolidated balance sheets.

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

Thirteen Weeks Ended May 1, 2004

Compared to the Thirteen Weeks Ended May 3, 2003

The following table sets forth a period over period comparison of the Company’s Sales by category:

	Thirteen weeks ended
	May 1, 2004	May 3, 2003	Change	%	Comp Store Sales
		(in thousands)

Sales	$304,483	$273,402	$31,081	11.4%	2.1%
As a percentage of sales
Music	59%	59%			0.0%
Video (VHS/DVD)	28%	27%			10.8%
Video Games	5%	6%			-4.6%
Other	8%	8%			-4.4%

Store Count:
Mall	590	639	(49)	(7.6)%	3.2%
Freestanding	269	204	65	31.8%	-1.5%
Total	859	843	16	1.9%

Sales.   The increase in sales resulted from a comparable store sales increase of 2.1% and an increase in the average number of stores in operation due to the acquisition of the Wherehouse Music stores in the third quarter of fiscal 2003.  The average number of stores in operation increased from 849 in the thirteen weeks ended May 3, 2003 to 870 in the thirteen weeks ended May 1, 2004.

Music:

The Company’s stores offer a wide range of compact discs (“CD’s”), audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music industry continues to experience growth. According to Nielsen SoundScan, music unit sales in the United States increased 7% during the thirteen weeks ended May 1, 2004. The Company believes that recent lawsuits filed by the Recording Industry Association of America (“RIAA”) as well as the increased availability of legal downloading have helped reduce piracy. Comparable store sales in the CD category increased 1.1%, showing an improvement from a negative 3.7% in the fourth quarter of 2003 and a negative 6.5% for the annual 2003 period. Total music sales for the Company increased 11% in the thirteen weeks ended May 1, 2004.

Video:

The Company offers video, including DVD’s and videocassettes, in all of its stores.  Since the introduction of the DVD format in 1997, the video industry has experienced significant growth. The growth in the DVD format has more than offset the corresponding decline in the videocassettes for the Company.  The increase in comparable sales for video was driven by DVD sales which increased by 19.0% on a comparable store basis.

Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  The decrease follows general softness in the United States console game market though management believes there is an opportunity for improvement.

Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products.  The decreases were in the electronics and software accessory areas and were the result of a transition in product lines within these categories.

Gross Profit.                         The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended		Change
	(in thousands)
	May 1, 2004	May 3, 2003	$	%
Gross Profit	$113,305	$97,571	$15,734	16.1%

As a percentage of sales	37.2%	35.7%

The increase in the gross profit rate was due to improvements in margin in the music and video categories.

SG&A.  The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended		Change
	(in thousands)
	May 1, 2004	May 3, 2003	$	%
SG&A	$109,695	$105,946	$3,749	3.5%

As a percentage of sales	36.0%	38.8%

The increase in SG&A was due to the increase in the average number of stores in operation due to the acquisition of the Wherehouse Music stores in the third quarter of fiscal 2003. As a percentage of sales, SG&A decreased to 36.0% as a result of increased expense leverage on higher sales.

Income Tax Expense (Benefit).  The following table sets forth a period over period comparison of the Company’s income tax expense (benefit):

	Thirteen weeks ended
	(in thousands)
	May 1, 2004	May 3, 2003
Income Tax Expense (Benefit)	$1,252	$(3,449)
Effective tax rate	38.0%	40.4%

The decrease in the effective tax rate is attributable to the increase in the Company’s income before income taxes.

Extraordinary Gain – Unallocated Negative Goodwill. In October 2003, the Company acquired substantially all of the net assets of Wherehouse Entertainment Inc. and CD World Inc. During the first quarter of 2004, the Company adjusted the purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain of $0.7 million, net of income taxes of $0.3 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended
	(in thousands)
	May 1, 2004	May 3, 2003
Income (loss) before extraordinary gain	$2,041	$(5,085)

Extraordinary gain – unallocated negative goodwill, net of income taxes of $253	418	—

Net income (loss)	$2,459	$(5,085)

The increase was due to higher sales and gross margins with controlled growth of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of revenues and earnings, inventory purchases and the related terms on the purchases, store acquisitions, tax payments, capital expenditures and stock repurchase activity.  Management believes it will have adequate resources to fund its cash needs for the foreseeable future.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 1, 2004 and May 3, 2003:

	Thirteen weeks ended		Change
(in thousands)	May 1, 2004	May 3, 2003	$
Operating Cash Flows	$(89,434)	$(131,525)	$42,091
Financing Cash Flows	(3,641)	(608)	(3,033)

Capital Expenditures	9,686	2,901	6,785

Cash and Cash Equivalents	88,458	62,016	26,442
Inventories	442,630	401,678	40,952
Working Capital	249,661	225,621	24,040
Inventory turns	0.5	0.4

The Company had cash balances of $88.5 million at May 1, 2004, compared to $191.2 million at January 31, 2004 and $62.0 million at May 3, 2003.  Inventory was $84 per square foot as at May 1, 2004, compared to $82 per square foot as at May 3, 2003.

Cash used by operating activities was $89.4 million for the thirteen weeks ended May 1, 2004.  The primary uses of cash were a $63.3 million seasonal reduction of accounts payable and a $17.8 million increase in merchandise inventory. The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.  Similarly, inventory increases each year throughout the fall season and peaks during the holiday selling season.  These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in sales during the holiday season.

Cash used by financing activities was $3.6 million for the thirteen weeks ended May 1, 2004.  The primary use of cash was $3.9 million for the purchase of approximately 0.4 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors in May 2003.  The authorized stock repurchase program allows the Company to repurchase 10 million shares of Common Stock from time to time on the open market. The program marks the fourth program authorized in the last three years.

The Company has a three-year $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and other assets, and contains a minimum net worth covenant.  On May 1, 2004, the Company had $4 million in outstanding letter of credit obligations under the revolving credit facility, and $96 million was available for borrowing.

Capital Resources.  During the thirteen weeks ended May 1, 2004, the Company made capital expenditures of $9.7 million. The Company plans to spend approximately $30 million, net of construction allowances, for capital expenditures in fiscal 2004.  During the thirteen weeks ended May 1, 2004, the Company opened or relocated 6 stores and closed 23 stores.

Item 4 – Controls and Procedures

  (a)                    Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 1, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

  (b)                   Changes in internal controls.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

In May 2003, the Company’s Board of Directors authorized a program to repurchase 10 million shares of Common Stock from time to time on the open market.  The program marks the fourth program authorized in the last three years.  The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
February 1, 2004 – February 28, 2004	—	—	—	6,958,141
February 29, 2004 – March 27, 2004	224,400	$9.89	224,400	6,733,741
March 28, 2004 – May 1, 2004	166,100	$9.88	166,100	6,567,641
Total	390,500	$9.88	390,500	6,567,641

Item 6 - Exhibits and Reports on Form 8-K

(A)     Exhibits -

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

A Form 8-K was filed on May 17, 2004 incorporating by reference the Company’s May 13, 2004 press release announcing the Company’s financial results for the thirteen weeks ended May 1, 2004.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 10, 2004	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer (Principal Executive Officer)

June 10, 2004	By: /s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)