Form 10-Q
period 2004-07-31
TRANS WORLD ENTERTAINMENT CORP
filed 2004-09-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Common Stock, $.01 par value,

34,075,469 shares outstanding as of September 1, 2004

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	July 31, 2004	January 31, 2004	August 2, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,927	$191,219	$44,868
Merchandise inventory	422,209	424,783	371,413
Deferred taxes	10,271	7,349	5,309
Other current assets	14,063	16,585	17,341
Total current assets	486,470	639,936	438,931

NET FIXED ASSETS	122,839	125,641	140,301
DEFERRED TAXES	39,292	39,964	35,718
OTHER ASSETS	14,081	12,217	10,929
TOTAL ASSETS	$662,682	$817,758	$625,879

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$196,460	$306,298	$189,018
Income taxes payable	1,760	25,689	1,478
Accrued expenses and other current liabilities	37,388	54,079	31,708
Current portion of long-term debt	436	—	—
Current portion of capital lease obligations	418	395	470
Total current liabilities	236,462	386,461	222,674

LONG-TERM DEBT, less current portion	5,289	—	—
CAPITAL LEASE OBLIGATIONS, less current portion	7,250	7,465	7,668
OTHER LIABILITIES	22,756	24,648	22,056
TOTAL LIABILITIES	271,757	418,574	252,398

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,484,181, 54,245,838 and 54,148,313 shares issued, respectively)	545	542	541
Additional paid-in capital	289,220	288,272	288,010
Unearned compensation – restricted stock	(54)	(23)	(348)
Treasury stock at cost (20,209,449, 18,147,291 and 17,253,449 shares, respectively)	(167,001)	(146,055)	(140,104)
Retained earnings	268,215	256,448	225,382
TOTAL SHAREHOLDERS’ EQUITY	390,925	399,184	373,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$662,682	$817,758	$625,879

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Sales	$277,182	$246,746	$581,665	$520,148
Cost of sales	174,144	150,209	365,322	326,040
Gross profit	103,038	96,537	216,343	194,108
Selling, general and administrative expenses	108,899	104,650	218,595	210,596
Loss from operations	(5,861)	(8,113)	(2,252)	(16,488)
Interest expense	407	342	723	501
Loss before income taxes and extraordinary gain - unallocated negative goodwill	(6,268)	(8,455)	(2,975)	(16,989)
Income tax benefit	(13,397)	(5,542)	(12,146)	(8,991)
Income (loss) before extraordinary gain - unallocated negative goodwill	7,129	(2,913)	9,171	(7,998)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $1,367 and $1,620 respectively	2,178	—	2,596	—
Net income (loss)	$9,307	$(2,913)	$11,767	$(7,998)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$0.20	$(0.08)	$0.26	$(0.21)
Extraordinary gain - unallocated negative goodwill, net of income taxes	0.06	—	0.07	—
Basic income (loss) per share	$0.26	$(0.08)	$0.33	$(0.21)

Weighted average number of common shares outstanding – basic	35,100	37,969	35,541	38,445

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$0.19	$(0.08)	$0.24	$(0.21)
Extraordinary gain - unallocated negative goodwill, net of income taxes	0.06	—	0.07	—
Diluted income (loss) per share	$0.25	$(0.08)	$0.31	$(0.21)

Weighted average number of common shares outstanding – diluted	36,855	37,969	37,231	38,445

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003
Net cash used by operating activities	$(118,972)	$(133,532)

Cash flows from investing activities:
Purchases of fixed assets	(15,590)	(6,665)
Acquisition of minority interest in subsidiary	(2,000)	—
Net cash used by investing activities	(17,590)	(6,665)

Cash flows from financing activities:
Proceeds from long-term debt	5,760	—
Payments of long-term debt	(35)	—
Payments of capital lease obligations	(192)	(1,362)
Payments for purchases of treasury stock	(20,946)	(11,001)
Proceeds from the exercise of stock options	683	378
Net cash used by financing activities	(14,730)	(11,985)

Net decrease in cash and cash equivalents	(151,292)	(152,182)
Cash and cash equivalents, beginning of year	191,219	197,050
Cash and cash equivalents, end of period	$39,927	$44,868
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$217	$193
Issuance of shares under restricted stock plan	50	—

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

July 31, 2004 and August 2, 2003

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”) and Record Town’s subsidiaries, all of which are wholly owned (“the Company”). All significant intercompany accounts and transactions have been eliminated. During the thirteen weeks ended July 31, 2004, the Company acquired the remaining 29% of the issued and outstanding shares of Second Spin Inc. (“Second Spin”), a subsidiary, for cash of $2.0 million.   The Company now owns 100% of the issued and outstanding shares of Second Spin.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2004 has been derived from the Company’s January 31, 2004 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003.   These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

	Thirteen Weeks ended		Twenty-six Weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net income (loss), as reported	$9,307	$(2,913)	$11,767	$(7,998)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related income taxes	51	27	78	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(952)	(979)	(1,794)	(1,592)
Proforma net income (loss)	$8,406	$(3,865)	$10,051	$(9,539)
Income (loss) per share:
Basic - as reported	$0.26	$(0.08)	$0.33	$(0.21)
Basic– proforma	$0.24	$(0.10)	$0.28	$(0.25)
Diluted – as reported	$0.25	$(0.08)	$0.31	$(0.21)
Diluted – proforma	$0.23	$(0.10)	$0.27	$(0.25)

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

The Company provides the Board of Directors with a noncontributory, unfunded retirement plan that pays a retired director an annual retirement benefit equal to 60% of the annual retainer at the time of retirement plus a 3% annual increase through the final payment.  Payments begin at age 62 or retirement, whichever is later, and continue for 10 years or the life of the director and his or her spouse, whichever period is shorter.  Partial vesting in the retirement plan begins after six years of continuous service.  Participants become fully vested after 12 years of continuous service on the board.

Effective June 1, 2003, new directors will not be covered by the retirement plan.  Current directors who are not yet vested in their retirement benefits will have the present value of benefits already accrued as of the effective date converted to Deferred Shares under the Directors Plan.  Directors that are fully or partially vested in their retirement benefits will be given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to Deferred Shares under the Directors Plan as of the effective date.

During the thirteen and twenty-six weeks ended July 31, 2004, the Company did not make any cash contributions to the SERP, and presently expects to make thirty-five thousand dollars in contributions during fiscal 2004.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Directors Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)		(in thousands)
Service cost	$100	$59	$201	$118
Interest cost	157	158	314	316
Amortization of prior service cost	90	92	180	184
Net periodic pension cost	$347	$309	$695	$618

Note 5. Extraordinary Gain

The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. (“Wherehouse”) and CD World Inc. (“CD World”) in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired will be finalized by the end of the third fiscal quarter of 2004 after obtaining more information regarding asset valuations and liabilities assumed.  During the thirteen and twenty-six weeks ended July 31, 2004, the Company adjusted the purchase accounting in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $2.2 million and $2.6 million, respectively, net of income taxes of $1.4 million and $1.6 million respectively, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Note 6. Debt

During the thirteen weeks ended July 31, 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of operating real estate. The note is repayable in monthly installments over 10 years with a fixed interest rate of 6.0% and does not contain any prepayment penalties. The mortgage loan contains a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.

Note 7. Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, and, in October 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation 46. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. This staff position deferred the effective date for applying FIN 46 to an interest held in a VIE or potential VIE that was created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003,  unless the company had already issued financial statements which reflected a VIE in accordance with FIN 46. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, which replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  FIN 46R establishes standards for determining the circumstances under which VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply.  The Company adopted this guidance as required in the first fiscal quarter of 2004, resulting in the consolidation of a variable interest entity.  The consolidation resulted in the reclassification of an amount from current assets to long term assets and did not have a significant impact on the Company’s financial statements.

Note 8. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)		(in thousands)
Cost of sales	$602	$625	$1,186	$1,213
Selling, General & Administrative expenses	8,432	9,825	16,959	19,677
Total	$9,034	$10,450	$18,145	$20,890

Note 9. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	35,100	37,969	35,541	38,445
Dilutive effect of employee stock options	1,755	—	1,690	—
Weighted average common shares outstanding – diluted	36,855	37,969	37,231	38,445

Anti-dilutive stock options	4,005	5,509	4,023	6,904

For the thirteen and twenty-six week periods ended August 2, 2003, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 10. Income Taxes

The Company recorded an income tax benefit of $10.5 million in the thirteen weeks ended July 31, 2004.  The benefit is the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.  The original income tax payable amounts relating to the years covered by the examination were reversed subsequent to the final settlement resulting in the income tax benefit.  With the closing of the tax examination, the Company has surrendered the remaining COLI policies.

Note 11. Legal Proceedings

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

July 31, 2004 and August 2, 2003

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

At July 31, 2004, the Company operated 853 stores totaling approximately 5.2 million square feet in 47 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games.  In total, these categories represented 93% and 92% of the Company’s total sales in the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively.  The balance of categories, items relating to the use, care and storage of entertainment software, along with boutique and electronic products, represented 7% and 8% of the Company’s total sales in the thirteen weeks and twenty-six weeks ended July 31, 2004, respectively.

In the thirteen weeks and twenty-six weeks ended July 31, 2004, the Company’s sales increased as a result of the acquisitions of the Wherehouse stores and CD World stores in October 2003, positive comparable store sales and an increase in square footage in operation as compared to the thirteen weeks and twenty-six ended August 2, 2003.  Earnings before extraordinary gain increased for the thirteen weeks ended July 31, 2004 as a result of increased sales and leveraging of expenses. The Company also recorded an income tax benefit of $10.5 million, or $0.28 per share in the thirteen weeks ended July 31, 2004.  The income tax benefit is the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot Music Holdings in 1999. See discussion under “Income Tax Benefit”.

On July 22, 2004, the Company acquired the remaining 29% of the issued and outstanding shares of Second Spin Inc. (“Second Spin”), for cash of $2.0 million.   The Company now owns 100% of the issued and outstanding shares of Second Spin. In accordance with SFAS No. 141, Business Combinations, the transaction was accounted for as a step acquisition with the excess of purchase price over the fair value reported as goodwill.  The Company recorded goodwill of $62 thousand related to this transaction. Prior to the step acquisition, the Company had consolidated all of the net assets and operations of Second Spin in its statements of financial condition and results of operations, and accordingly no minority interest had been reflected in the financial statements.

Management continually monitors a number of key performance indicators to evaluate its performance, including:

Revenues:  The Company generates substantially all of its revenue from sales of entertainment software and related products.  It continually measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.   The Company further analyzes sales by store format (i.e. mall versus freestanding) and by product category (i.e. music, video, video games, etc.).

Cost of Sales and Gross Margins:  The Company constantly monitors costs included in its cost of sales including distribution and product costs. Gross margins are primarily impacted by the mix of products sold and by vendor purchase discounts.  The Company records its distribution and product shrinkage expenses in cost of sales.

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

Merchandise inventory valuation requires significant judgment and estimates, including merchandise inventory markdowns, obsolescence and provision for inventory shrinkage. Inherent in the entertainment software industry is the risk of obsolete merchandise inventory. Typically, newer releases generate a higher product demand.  Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for obsolescence. The Company records merchandise inventory markdowns and obsolescence based on current and anticipated demand, customer preferences, and market conditions. A provision for inventory shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the accounting period.  Such estimates are based on historical results and trends, and the shrinkage results from the last physical inventory.  Physical inventories are taken at least annually for all stores throughout the year, and perpetual inventory records are adjusted accordingly.  The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors.   Certain of these vendors often reduce the credit with a merchandise return charge ranging from 2% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. Certain other vendors charge a handling fee for returned merchandise. The Company records merchandise return charges in cost of sales.

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

Accounting for Vendor Allowances: In accordance with the provisions of FASB’s Emerging Issues Task Force’s, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to advertising and promotional events conducted for vendors are classified as a reduction of the purchase price of merchandise inventory and recognized as a reduction of cost of sales as the merchandise inventory is sold.  The amount of vendor allowances to be recorded as a reduction of merchandise inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise inventory purchases.  This ratio is then applied to the value of merchandise inventory to determine the amount of vendor reimbursements that are then recorded as a reduction to merchandise inventory as reflected in the condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

The following table sets forth a period over period comparison of the Company’s Sales for the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003, by category:

	Thirteen weeks ended					Twenty-six weeks ended
	July 31, 2004	August 2, 2003	Change	%	Comp Store Sales	July 31, 2004	August 2, 2003	Change	%	Comp Store Sales
	(in thousands)					(in thousands)
Sales	$277,182	$246,746	$30,436	12.3%		$581,665	$520,148	$61,517	11.8%
As a % of sales
Music	60%	59%			1.9%	59%	59%			0.9%
Video	27%	26%			10.2%	28%	26%			10.5%
Video Games	6%	6%			2.7%	5%	6%			-1.0%
Other	7%	9%			-10.3%	8%	9%			-7.3%

Store Count:
Mall	584	623			4.2%					3.7%
Freestanding	269	203			-0.2%					-0.9%
Total	853	826			2.8%					2.4%

Sales.   The increase in sales resulted from a comparable store sales increase of 2.8% and 2.4% respectively for the thirteen weeks and twenty-six weeks ended July 31, 2004 respectively, and an increase in the number of stores in operation due to the acquisition of the Wherehouse stores in October 2003.  The average number of stores in operation increased from 835, operating in 4.8 million square feet in the thirteen weeks ended August 2, 2003 to 856, operating in 5.2 million square feet in the thirteen weeks ended July 31, 2004.

Music:

The Company’s stores offer a wide range of compact discs (“CDs”), audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music industry continues to experience growth – according to Soundscan, CD unit sales in the U.S. increased 6.7% during the thirteen weeks ended July 31, 2004.  Stronger product and better value to the consumers are driving the improvement in music sales. The Company’s total music sales for the thirteen and twenty six weeks ended July 31, 2004 increased 13% and 12% respectively over the thirteen and twenty-six week periods ended August 2, 2003. Comparable store sales in the CD category increased 3.5% during the thirteen week period ended July 31, 2004 as compared to a 4.6% decrease for the annual 2003 period.

Video:

The Company offers home video and software, including DVDs and videocassettes, in all of its stores.  The continued growth in the DVD format has more than offset the corresponding sales decline in the videocassettes for the Company.  The increase in comparable sales for the video category during the thirteen weeks ended July 31, 2004, was driven by a 20.8% increase in comparable store sales in DVDs.

Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  The comparable store sales increase of 2.7% is an improvement from a 4.6% comparable store sales decrease in the first quarter of fiscal 2004 and was the result of a plan initiated in the second quarter to focus on improving product visibility in the stores, leveraging hardware pricing and ensuring that all stores carry a wide range of software titles.

Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products.  The decreases were in the electronics and software accessory areas, and were the result of a transition in product lines and change in product mix within these categories.

Gross Profit.  The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	July 31,	August 2,			July 31,	August 2,
	2004	2003	$	%	2004	2003	$	%
Gross Profit	$103,038	$96,537	$6,501	6.7%	$216,343	$194,108	$22,235	11.5%

As a percentage of sales	37.2%	39.1%			37.2%	37.3%

Gross profit increased in the thirteen and twenty-six weeks periods ended July 31, 2004 compared to the same periods last year due to increased sales. As a percentage of sales, the decrease in the thirteen weeks ended July 31, 2004 as compared to the thirteen weeks ended August 2, 2003, is due to a decrease in vendor discounts and vendor allowances included in cost of sales.

Selling, General & Administrative Expenses (“SG&A”).  The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	July 31,	August 2,			July 31,	August 2,
	2004	2003	$	%	2004	2003	$	%
SG&A	$108,899	$104,650	$4,249	4.1%	$218,595	$210,596	$7,999	3.8%

As a percentage of sales	39.3%	42.4%			37.6%	40.5%

The increase in SG&A was due to the increase in the average number of stores in operation. As a percentage of sales, SG&A decreased in the thirteen and twenty-six weeks ended July 31, 2004 as compared to the same period last year as a result of increased expense leverage on higher sales and tighter expense control.

Income Tax Benefit.  The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Income tax benefit before IRS settlement benefit	$(2,852)	$(3,418)	$(1,601)	$(6,867)
Effective tax rate before IRS settlement benefit	45.5%	40.4%	53.8%	40.4%

IRS settlement benefit	(10,545)	(2,124)	(10,545)	(2,124)

Income tax benefit	$(13,397)	$(5,542)	$(12,146)	$(8,991)

The Company projects that its effective tax rate for the annual fiscal period will approximate 38.0% not including the effect of the $10.5 million income tax benefit discussed below.  The decrease in the 2004 projected effective tax rate as compared to the thirteen and twenty-six weeks ended August 2, 2003, is attributable to a projected increase in income before income taxes for the 2004 annual fiscal period as compared to the 2003 annual fiscal period.  An increase in income before income taxes decreases the rate due to rate leverage on capital-based state taxes recorded in income tax expense.

The effective tax rates for the thirteen and twenty-six weeks ended July 31, 2004, as compared to the 2004 projected rate were higher due to a benefit recorded in the thirteen weeks ended July 31, 2004 related to a reduction in the valuation allowance resulting from management's estimate of realizability of certain deferred tax assets.

The Company recorded an income tax benefit of $10.5 million in the thirteen weeks ended July 31, 2004.  The benefit is the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.  See Note 10 of Notes to the Condensed Financial Statements.

During the thirteen weeks ended August 2, 2003, the Company settled the payment terms of its COLI litigation with the IRS for tax periods before 1994 resulting in an additional tax benefit of $2.1 million. The Company’s effective tax rate for the thirteen weeks ended August 3, 2003 before the additional $2.1 million benefit was 40.4%.

Extraordinary Gain – Unallocated Negative Goodwill. In October 2003, the Company acquired substantially all of the net assets of Wherehouse and CD World. During the thirteen and twenty-six weeks ended July 31, 2004, the Company adjusted the purchase accounting in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $2.2 million and $2.6 million, respectively, net of income taxes of $1.4 million and $1.6 million respectively, related to unallocated negative goodwill. The gain represents the adjustment of the excess of the fair value of net assets acquired over the purchase price.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Income (loss) before extraordinary gain	$7,129	$(2,913)	$9,171	$(7,998)

Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,367 and $1,620 respectively	2,178	—	2,596	—

Net income (loss)	$9,307	$(2,913)	$11,767	$(7,998)

The increase in income before extraordinary gain was due to higher sales reflecting the improvements in the music and video categories, tight control of expenses and the income tax benefit. The Company’s store count also increased due to the acquisition of the Wherehouse and CD World stores in October 2003 resulting in higher sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of revenues and results from operations, inventory purchases and the related terms on the purchases, tax payments, capital expenditures and stock repurchase activity and store acquisitions.  Management believes it will have adequate resources to fund its cash needs for the foreseeable future.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks and twenty-six weeks ended July 31, 2004 and August 2, 2003:

	Twenty-six weeks ended		Change
(in thousands)	July 31, 2004	August 2, 2003	$
Operating Cash Flows	$(118,972)	$(133,532)	$14,560
Financing Cash Flows	(14,730)	(11,985)	(2,745)

Capital Expenditures	(15,590)	(6,665)	(8,925)

Cash and Cash Equivalents	39,927	44,868	(4,941)
Inventories	422,209	371,413	50,796
Working Capital	250,008	216,257	33,751

The Company had cash balances of $39.9 million at July 31, 2004, compared to $191.2 million at January 31, 2004 and $44.9 million at August 2, 2003.  Inventory was $80 per square foot as at July 31, 2004, compared to $77 per square foot as at August 2, 2003.  The increase in inventory per square foot was due to the use of the Company’s Carson, CA distribution center to improve its product fulfillment on the West Coast.  The distribution center was acquired as part of the Wherehouse stores acquisition in October 2003.

Cash used by operating activities was $118.9 million for the twenty-six weeks ended July 31, 2004.  The primary uses of cash were a $109.8 million seasonal reduction of accounts payable and a $23.7 million reduction in income taxes payable. The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.  Similarly, inventory increases each year throughout the fall season and peaks during the holiday selling season.  The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all of income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in sales during the holiday season.

Cash used by financing activities was $14.7 million for the twenty-six weeks ended July 31, 2004.  The primary use of cash was $20.9 million for the purchase of approximately 2.1 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors in May 2003.  The authorized stock repurchase program allows the Company to repurchase 10 million shares of common stock from time to time on the open market. The program marks the fourth program authorized in the last three years.

During the twenty-six weeks ended July 31, 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of operating real estate. The note is repayable in monthly installments over 10 years with a fixed interest rate of 6.0% and does not contain any prepayment penalties. See Note 6 of Notes to the Condensed Financial Statements.

The Company has a three-year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and other assets. On July 31, 2004, the Company had $0.2 million in outstanding letter of credit obligations under the revolving credit facility, and $99.8 million was available for borrowing.

The mortgage loan and the revolving credit facility contain a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.

Capital Resources.  During the twenty-six weeks ended July 31, 2004, the Company made capital expenditures of $15.6 million. The Company plans to spend approximately $30 million, net of construction allowances, for capital expenditures in fiscal 2004.  During the twenty-six weeks ended July 31, 2004, the Company opened 6 new stores, relocated 5 stores and closed 12 stores.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

 (b)    Changes in internal controls.    There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 2 – Changes in Securities and Use of Proceeds

On May 28, 2003, the Company’s Board of Directors authorized a program to repurchase 10 million shares of Common Stock from time to time on the open market.  The program marks the fourth program authorized in the last three years and has no expiration date.  The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
May 2, 2004 – May 29, 2004	163,000	$10.07	163,000	6,404,641
May 30, 2004 – June 26, 2004	721,900	$10.28	721,900	5,682,741
June 27, 2004 – July 31, 2004	786,200	$10.19	786,200	4,896,541

Total	1,671,100	$10.22	1,671,100	4,896,541

Item 4 - Submission of Matters to a Vote of Security Holders

A)           An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 16, 2004.

B)           In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

Names of Nominees	Column 1 Withheld	Column 2 Votes for
Robert J. Higgins	138,971	32,143,342
Mark Cohen	160,465	32,121,848
Joseph Morone	173,069	32,109,244
Edmond Thomas	169,192	32,113,121

Item 6 - Exhibits and Reports on Form 8-K

(A) Exhibits -

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)       Reports on Form 8-K –

A Form 8-K was filed on July 19, 2004, incorporating by reference Trans World Entertainment’s press release of the same date, discussing Trans World Entertainment Corporation’s closing of a federal income tax examination for periods through fiscal year 1999 resulting in an income tax benefit. Accordingly, the Company increased its annual guidance to reflect the earnings per share impact.

A Form 8-K was filed on August 12, 2004 incorporating by reference the Company’s August 12, 2004 press release announcing the Company’s financial results for the thirteen weeks ended July 31, 2004.

A Form 8-K was filed on August 18, 2004 attaching the Company’s Code of Ethics as an exhibit.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 9, 2004	By:	/s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 9, 2004	By:	/s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)