Form 10-Q
period 2004-10-30
TRANS WORLD ENTERTAINMENT CORP
filed 2004-12-09
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

33,389,695 shares outstanding as of December 1, 2004

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	October 30,	January 31,	November 1,
	2004	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,658	$191,922	$20,543
Merchandise inventory	459,246	424,783	509,360
Deferred taxes	8,657	7,349	4,404
Income taxes receivable	3,829	—	4,494
Other current assets	12,186	15,882	15,769
Total current assets	502,576	639,936	554,570

NET FIXED ASSETS	121,088	125,641	135,452
DEFERRED TAXES	31,386	39,964	36,267
OTHER ASSETS	14,063	12,217	12,160
TOTAL ASSETS	$669,113	$817,758	$738,449

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$224,777	$306,298	$277,293
Borrowings under line of credit	3,940	—	12,108
Income taxes payable	—	25,689	—
Accrued expenses and other current liabilities	35,965	54,079	51,291
Current portion of long-term debt	442	—	—
Current portion of capital lease obligations	431	395	409
Total current liabilities	265,555	386,461	341,101

LONG-TERM DEBT, less current portion	5,177	—	—
CAPITAL LEASE OBLIGATIONS, less current portion	7,137	7,465	7,568
OTHER LIABILITIES	13,891	24,648	25,563
TOTAL LIABILITIES	291,760	418,574	374,232

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 54,559,643, 54,245,838 and 54,235,873 shares issued, respectively)	546	542	542
Additional paid-in capital	289,672	288,272	288,382
Unearned compensation – restricted stock	(50)	(23)	(303)
Treasury stock at cost (21,149,849, 18,147,291 and 17,835,149 shares, respectively)	(176,425)	(146,055)	(143,874)
Retained earnings	263,610	256,448	219,470
TOTAL SHAREHOLDERS’ EQUITY	377,353	399,184	364,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$669,113	$817,758	$738,449

See Notes to Condensed Consolidated Financial Statements.

 TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Sales	$270,013	$268,506	$851,678	$788,654
Cost of sales	170,045	172,199	535,367	498,239
Gross profit	99,968	96,307	316,311	290,415
Selling, general and administrative expenses	108,863	109,203	327,458	319,799
Loss from operations	(8,895)	(12,896)	(11,147)	(29,384)
Interest expense	578	549	1,301	1,051
Loss before income taxes and extraordinary gain - unallocated negative goodwill	(9,473)	(13,445)	(12,448)	(30,435)
Income tax benefit	(4,299)	(5,342)	(16,444)	(14,334)
Income (loss) before extraordinary gain - unallocated negative goodwill	(5,174)	(8,103)	3,996	(16,101)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $359, $1,797, $1,979 and $1,797, respectively	570	2,191	3,166	2,191
Net income (loss)	$(4,604)	$(5,912)	$7,162	$(13,910)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain-unallocated negative goodwill	$(0.15)	$(0.22)	$0.11	$(0.43)
Extraordinary gain - unallocated negative goodwill, net of income taxes	$(0.01)	$0.06	$0.09	$0.06
Basic income (loss) per share	$(0.14)	$(0.16)	$0.20	$(0.37)

Weighted average number of common shares outstanding – basic	33,812	36,625	34,965	37,838

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain-unallocated negative goodwill	$(0.15)	$(0.22)	$0.11	$(0.43)
Extraordinary gain - unallocated negative goodwill, net of income taxes	$(0.01)	$0.06	$0.09	$0.06
Diluted income (loss) per share	$(0.14)	$(0.16)	$0.20	$(0.37)

Weighted average number of common shares outstanding – diluted	33,812	36,625	36,653	37,838

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 30,	November 1,
	2004	2003
Net cash used by operating activities	$(128,495)	$(135,310)

Cash flows from investing activities:
Purchases of fixed assets	(22,602)	(12,156)
Acquisition of minority interest in subsidiary	(2,000)	—
Acquisition of businesses	—	(25,600)
Net cash used by investing activities	(24,602)	(37,756)

Cash flows from financing activities:
Proceeds from long-term debt	5,760	—
Payments of long-term debt	(141)	—
Borrowings under line of credit	3,940	12,108
Payments of capital lease obligations	(292)	(1,523)
Payments for purchases of treasury stock	(30,362)	(14,771)
Proceeds from the exercise of stock options	928	745
Net cash used by financing activities	(20,167)	(3,441)

Net decrease in cash and cash equivalents	(173,264)	(176,507)
Cash and cash equivalents, beginning of year	191,922	197,050
Cash and cash equivalents, end of period	$18,658	$20,543
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$383	$377
Issuance of shares under restricted stock plan	51	—

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 30, 2004 and November 1, 2003

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”) and Record Town’s subsidiaries, all of which are wholly owned (“the Company”). All significant intercompany accounts and transactions have been eliminated. During the thirty-nine weeks ended October 30, 2004, the Company acquired the remaining 29% of the issued and outstanding shares of Second Spin Inc. (“Second Spin”), a subsidiary, for cash of $2.0 million.   The Company now owns 100% of the issued and outstanding shares of Second Spin.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in these condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.  Certain reclassifications have been made to prior periods to conform to the current period presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2004 has been derived from the Company’s January 31, 2004 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003.   These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

	Thirteen Weeks ended		Thirty-nine Weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net income (loss), as reported	$(4,604)	$(5,912)	$7,162	$(13,910)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related income taxes	27	27	106	78
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(819)	(832)	(2,614)	(2,423)
Proforma net income (loss)	$(5,396)	$(6,717)	$4,654	$(16,255)
Income (loss) per share:
Basic - as reported	$(0.14)	$(0.16)	$0.20	$(0.37)
Basic– proforma	$(0.16)	$(0.18)	$0.13	$(0.43)
Diluted – as reported	$(0.14)	$(0.16)	$0.20	$(0.37)
Diluted – proforma	$(0.16)	$(0.18)	$0.13	$(0.43)

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

As of June 1, 2003, new directors are not covered by the retirement plan.  Directors who were not yet vested in their retirement benefits had the present value of benefits already accrued as of the effective date converted to Deferred Shares under the Directors Plan.  Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to Deferred Shares under the Directors Plan as of the effective date.

During the thirteen and thirty-nine weeks ended October 30, 2004, the Company did not make any cash contributions to the SERP, and presently expects to make $35 thousand in contributions during fiscal 2004.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Directors Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands)		(in thousands)
Service cost	$100	$59	$301	$177
Interest cost	157	158	471	474
Amortization of prior service cost	90	92	270	276
Net periodic pension cost	$347	$309	$1,042	$927

Note 5. Extraordinary Gain

The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. (“Wherehouse”) and CD World Inc. (“CD World”) in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired was finalized during the thirteen weeks ended October 30, 2004.  During the thirteen and thirty-nine weeks ended October 30, 2004, the Company adjusted the purchase accounting in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $0.6 million and $3.2 million, respectively, net of income taxes of $0.3 million and $2.0 million respectively, related to unallocated negative goodwill. The year to date gain represents adjustments to the value of liquidated inventory ($2.6 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.0 million) and occupancy related expenses ($0.6 million).

Note 6. Long-Term Debt

During the thirty-nine weeks ended October 30, 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage payable is repayable in monthly installments over 10 years with a fixed interest rate of 6.0% and does not contain any prepayment penalties. The mortgage loan contains a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.

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

Note 8. Depreciation and Amortization

Depreciation and amortization included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands)		(in thousands)
Cost of sales	$603	$615	$1,789	$1,829
Selling, General & Administrative expenses	7,945	9,466	24,904	29,143
Total	$8,548	$10,081	$26,693	$30,972

Note 9. Earnings (Loss) Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	33,812	36,625	34,965	37,838
Dilutive effect of employee stock options	—	—	1,688	—
Weighted average common shares outstanding – diluted	33,812	36,625	36,653	37,838

Anti-dilutive stock options	9,625	8,746	4,012	8,936

For the thirteen week period ended October 30, 2004 and the thirteen and thirty-nine week periods ended November 1, 2003, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 10. Income Taxes

During the thirteen weeks ended July 31, 2004, the Company recorded an income tax benefit of $10.5 million.  The benefit is the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.  The original income tax payable amounts relating to the years covered by the examination were reversed subsequent to the final settlement resulting in the income tax benefit.  With the closing of the tax examination, the Company has surrendered the remaining COLI policies.

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

October 30, 2004 and November 1, 2003

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

At October 30, 2004, the Company operated 852 stores totaling approximately 5.2 million square feet in 47 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games.  In total, these categories represented 92% of the Company’s total sales in the thirteen weeks and thirty-nine weeks ended October 30, 2004.  The balance of categories, items relating to the use, care and storage of entertainment software, along with boutique and electronic products, represented 8% of the Company’s total sales in the thirteen weeks and thirty-nine weeks ended October 30, 2004, respectively.

In the thirteen weeks and thirty-nine weeks ended October 30, 2004, the Company’s sales increased as a result of the acquisitions of the Wherehouse stores and CD World stores in October 2003, and an increase in the average square footage in operation as compared to the thirteen weeks and thirty-nine weeks ended November 1, 2003.  Loss before extraordinary gain decreased for the thirteen weeks ended October 30, 2004 as a result of increased sales and gross profit.  During the thirty-nine weeks ended October 30, 2004, the Company recorded an income tax benefit of $10.5 million, or $0.29 per share.  The income tax benefit is the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot Music Holdings in 1999. See discussion under “Income Tax Benefit”.

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

Management continually monitors a number of key performance indicators to evaluate its performance, including:

Sales:  The Company generates substantially all of its revenue from sales of entertainment software and related products.  It continually measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.   The Company further analyzes sales by store format (i.e. mall versus freestanding) and by product category (i.e. music, video, video games, etc.).

Cost of Sales and Gross Profit:  The Company monitors costs included in its cost of sales including distribution and product costs. Gross profit is primarily impacted by the mix of products sold and the retail pricing environment.  The Company records its distribution and product shrinkage expenses in cost of sales.

Selling, General and Administrative (“SG&A”) expenses: SG&A expenses are comprised largely of salaries and wages and related costs, occupancy charges, including rent and utilities, marketing expenses, store operating costs and other overhead expenses, including depreciation.

Balance Sheet and Ratios:  The Company views cash, net inventory investment (inventory less accounts payable) and working capital as indicators of its financial position (see Liquidity and Capital Resources for further discussion of these items).  Working capital is defined as Current Assets less Current Liabilities.

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

Merchandise inventory valuation requires significant judgment and estimates, including obsolescence and provision for inventory shrinkage and any adjustments to market value, if market value is lower than cost. Inherent in the entertainment software industry is the risk of obsolete merchandise inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for obsolescence. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. A provision for inventory shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the accounting period.  Such estimates are based on historical results and trends, and the shrinkage results from the last physical inventory.  Physical inventories are taken at least annually for all stores throughout the year, and perpetual inventory records are adjusted accordingly.  The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors.  Certain of these vendors often reduce the credit with a merchandise return charge ranging from 2% to 20% of the original merchandise purchase price depending on the type of merchandise being returned.  The Company records merchandise return charges in cost of sales.

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

Income Taxes: Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

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

RESULTS OF OPERATIONS

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and thirty-nine weeks ended October 30, 2004 and November 1, 2003, by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	Change	%	Comp Store Sales	October 30, 2004	November 1, 2003	Change	%	Comp Store Sales
	(in thousands)					(in thousands)
Sales	$270,013	$268,506	$1,507	0.6%		$851,678	$788,654	$63,024	8.0%
As a % of sales
Music	58%	58%			-4.6%	59%	59%			-0.9%
Video	27%	28%			-3.0%	27%	27%			5.9%
Video Games	7%	5%			30.6%	6%	6%			8.7%
Other	8%	9%			-2.4%	8%	8%			-5.6%

Store Count:
Mall	585	637			-1.1%					2.1%
Freestanding	267	313			-4.5%					-2.1%
Total	852	950			-2.4%					0.8%

Sales.   The increase in sales resulted from the Wherehouse Entertainment stores acquired in October 2003 being included in operations for the full quarter in the current year period and only from the acquisition date (October 2, 2003) in the prior year period.

Music:

The Company’s stores offer a wide range of compact discs (“CDs”) and audio cassettes across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. During the thirteen weeks ended October 30, 2004, unit sales in the U.S. decreased 3.0% according to Soundscan.  The decrease was due to lower sales of new releases during the quarter versus the prior year period.  For the thirty-nine weeks ended October 30, 2004, unit sales in the U.S. increased 2.9%.  The increase in unit sales was due to stronger product earlier in the year.

The Company’s total music sales for the thirteen and thirty-nine weeks ended October 30, 2004 increased 0.3% and 8.1% respectively over the comparable period from the prior year as a result of the addition of the Wherehouse stores. Comparable store sales in the CD category decreased 3.3% during the thirteen week period ended October 30, 2004 and increased 0.4% for the thirty-nine week period ended October 30, 2004.

Video:

The Company offers home video and software, including DVDs and videocassettes, in substantially all of its stores.  The decrease in comparable store sales for the video category during the thirteen weeks ended October 30, 2004, was due to a decrease in comparable store sales of 36.8% in the videocassette category, partially offset by a 4.0% increase in comparable store sales in DVDs.  For the thirty-nine weeks ended October 30, 2004, comparable store sales for the video category increased 5.9% as the decrease in comparable sales for VHS was more than offset by a 14.3% increase in comparable store sales for DVD.  The deceleration of comparable store sales in the thirteen week period for DVD was due to a weaker slate of new releases for the third quarter of 2004 versus the third quarter of 2003.

Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  The comparable store sales increase of 30.6% in the quarter was the result of improved merchandising and selection in the stores and new releases.

Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products.  The decrease in the category was due to decreases in the electronics and software accessory areas and was the result of a transition in product lines within these categories.

Gross Profit.  The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Thirty-nine weeks ended
	October 30,	November 1,			October 30,	November 1,
	2004	2003	Change		2004	2003	Change
	(in thousands)		$	%	(in thousands)		$	%
Gross Profit	$99,968	$96,307	$3,661	3.8%	$316,311	$290,415	$25,896	8.9%
As a percentage of sales	37.0%	35.9%			37.1%	36.8%

Gross profit increased in the thirteen and thirty-nine weeks periods ended October 30, 2004 compared to the same periods last year due to increased sales and an increase in gross margin percent.

Selling, General & Administrative Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Thirty-nine weeks ended
	October 30,	November 1,			October 30,	November 1,
	2004	2003	Change		2004	2003	Change
	(in thousands)		$	%	(in thousands)		$	%
SG&A	$108,863	$109,203	$(340)	-0.3%	$327,458	$319,799	$7,659	2.4%
As a percentage of sales	40.3%	40.7%			38.4%	40.5%

As a percentage of sales, SG&A decreased in the thirteen and thirty-nine weeks ended October 30, 2004 as compared to the same period last year as a result of increased expense leverage on higher sales and lower depreciation expense.

Income Tax Benefit.  The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands)		(in thousands)
Income tax benefit before IRS settlement benefit	$(4,299)	$(5,342)	$(5,899)	$(12,210)
Effective tax rate before IRS settlement benefit	45.4%	39.7%	47.4%	40.1%
IRS settlement benefit	—	—	(10,545)	(2,124)
Income tax benefit	$(4,299)	$(5,342)	$(16,444)	$(14,334)

The Company projects that its effective tax rate for the annual fiscal period will approximate 35.0% not including the effect of the $10.5 million income tax benefit discussed below. The decrease in the 2004 projected effective tax rate as compared to the thirteen and thirty-nine weeks ended November 1, 2003, is attributable to a projected increase in income before income taxes for the 2004 annual fiscal period as compared to the 2003 annual fiscal period as well as a reduction in valuation allowances resulting from management’s estimate of the realizability of certain deferred tax assets. An increase in income before income taxes decreases the rate due to rate leverage on capital-based state taxes recorded in income tax expense.

The effective tax rates for the thirteen weeks and thirty-nine weeks ended October 30, 2004 as compared to the 2004 projected rate were higher due to tax benefits recorded in the thirty-nine weeks ended October 30, 2004 related to a reduction in the valuation allowance resulting from management’s estimate of the realizability of certain deferred tax assets.

The Company’s income tax benefit was $4.3 million for the thirteen weeks ended October 30, 2004, compared to an income tax benefit of $5.3 million for the thirteen weeks ended November 1, 2003.  The decrease in the income tax benefit was due to a decrease in the loss before income taxes and extraordinary gain partially offset by a reduction in the valuation allowance resulting from a change in management’s estimate of the realizability of certain deferred tax assets during the period.

During the thirteen weeks ended July 31, 2004, the Company recorded an income tax benefit of $10.5 million.  The benefit is the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.

During the thirty-nine weeks ended November 1, 2004, the Company settled the payment terms of its COLI litigation with the IRS for tax periods before 1994 resulting in an additional tax benefit of $2.1 million.

Extraordinary Gain – Unallocated Negative Goodwill. The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. (“Wherehouse”) and CD World Inc. (“CD World”) in October 2003. The purchase price was allocated on a preliminary basis using information available at the time. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired was finalized during the thirteen weeks ended October 30, 2004.  During the thirteen and thirty-nine weeks ended October 30, 2004, the Company adjusted the purchase accounting in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $0.6 million and $3.2 million, respectively, net of income taxes of $0.3 million and $2.0 million respectively, related to unallocated negative goodwill. The gain represents adjustments to the value of liquidated inventory ($2.6 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.0 million) and occupancy related expenses ($0.6 million).

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(in thousands)		(in thousands)
Income (loss) before extraordinary gain	$(5,174)	$(8,103)	$3,996	$(16,101)
Extraordinary gain – unallocated negative goodwill, net of income taxes	570	2,191	3,166	2,191
Net income (loss)	$(4,604)	$(5,912)	$7,162	$(13,910)

For the thirteen weeks ended October 30, 2004, the reduction in loss before extraordinary gain is due to higher sales and gross profit and reduced selling, general and administrative expenses.  For the thirty-nine weeks ended October 30, 2004, the increase in income before extraordinary gain is due to higher sales and gross profit and an increased income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and results from operations, inventory purchases and the related terms on the purchases, tax payments, capital expenditures and stock repurchase activity and store acquisitions.  Management believes it will have adequate resources to fund its cash needs for the foreseeable future.

The following table sets forth a summary of key components of cash flow and working capital for the thirty-nine weeks ended October 30, 2004 and November 1, 2003:

	Thirty-nine weeks ended
	October 30, 2004	November 1, 2003	Change
(in thousands)			$
Operating Cash Flows	$(128,495)	$(135,310)	$6,815
Financing Cash Flows	(20,167)	(3,441)	(16,726)

Capital Expenditures	(22,602)	(12,156)	(10,446)

Cash and Cash Equivalents	18,658	20,543	(1,885)
Inventories	459,246	509,360	(50,114)
Working Capital	237,021	213,469	23,552

The Company had cash balances of $18.7 million at October 30, 2004, compared to $191.9 million at January 31, 2004 and $20.5 million at November 1, 2003.  Inventory was $87 per square foot at October 30, 2004 the same level as at November 1, 2003.

Cash used by operating activities was $128.5 million for the thirty-nine weeks ended October 30, 2004.  The primary uses of cash were a $81.5 million seasonal reduction of accounts payable, a $34.5 increase in inventory for the holiday season and a $29.1 million reduction in income taxes payable (receivable). The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.  Similarly, inventory increases each year throughout the fall season and peaks during the holiday selling season.  The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all of income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in sales during the holiday season.

Cash used by financing activities was $20.2 million for the thirty-nine weeks ended October 30, 2004.  The primary use of cash was $30.4 million for the purchase of approximately 3.0 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors in May 2003.  The authorized stock repurchase program allows the Company to repurchase 10 million shares of common stock from time to time on the open market. The program marks the fourth program authorized in the last three years and does not have an expiration date.

During the thirty-nine weeks ended October 30, 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of operating real estate. The note is repayable in monthly installments over 10 years with a fixed interest rate of 6.0% and does not contain any prepayment penalties. See Note 6 of Notes to the Condensed Financial Statements.

The Company has a three-year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions, is collateralized by merchandise inventory and other assets. As of October 30, 2004, the Company had $3.9 million outstanding in borrowings and $1.2 million in outstanding letter of credit obligations under the revolving credit facility, and $94.9 million was available for borrowing. As of November 1, 2003, the Company had $12.1 million outstanding in borrowings under the revolving credit facility.

The mortgage loan and the revolving credit facility contain a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.

Capital Resources.  During the thirty-nine weeks ended October 30, 2004, the Company made capital expenditures of $22.6 million. The Company plans to spend approximately $30 million, net of construction allowances, for capital expenditures in fiscal 2004.  During the thirty-nine weeks ended October 30, 2004, the Company opened 11 new stores, relocated 12 stores and closed 52 stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or libor plus 1.65%.  If interest rates on the Company’s credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, net income would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 31, 2004. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 30, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

 (b)    Changes in internal controls.    There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

On May 28, 2003, the Company’s Board of Directors authorized a program to repurchase 10 million shares of Common Stock from time to time on the open market.  The program marks the fourth program authorized in the last three years and has no expiration date.  The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
August 1, 2004 – August 28, 2004	228,300	$9.93	228,300	4,668,241
August 29, 2004 – September 25, 2004	451,400	$9.97	451,400	4,216,841
September 26, 2004 - October 30, 2004	260,700	$10.20	260,700	3,956,141
Total	940,400	$10.02	940,400	3,956,141

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

(B)     Reports on Form 8-K –

A Form 8-K was filed on October 13, 2004 incorporating by reference the Company’s October 13, 2004 press release announcing the resignation of Dean Adler from the Company’s Board of Directors.

A Form 8-K/A was filed on November 1, 2004 amending the Form 8-K filed on September 16, 2003 announcing the Company’s acquisition of the assets of Wherehouse Entertainment, Inc.

A Form 8-K was filed on November 12, 2004 incorporating by reference the Company’s November 10, 2004 press release announcing the Company’s financial results for the thirteen weeks ended October 30, 2004.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 9, 2004	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 9, 2004	By: /s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)