Form 10-K
period 2005-01-29
TRANS WORLD ENTERTAINMENT CORP
filed 2005-04-14
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

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

As of July 31, 2004, 34,274,732 shares of the Registrant’s Common Stock, excluding 20,209,449 shares of stock held in Treasury, were issued and outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 31, 2004 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $340,348,089.  Shares of Common Stock held by the Company’s controlling shareholder, who controls approximately 44.8% of the outstanding Common Stock, have been excluded for purposes of this computation.  Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 26, 2005, there were 32,675,216 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s June 8, 2005 Annual Meeting of Shareholders

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

We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements.

•	highly competitive nature of the retail entertainment business;	•	new product introductions (“hit releases”);
•	price and product changes;	•	promotional activity by competitors;
•	adverse publicity and product liability claims;	•	our level of debt and related restrictions and limitations;
•	interest rate fluctuations;	•	future cash flows;
•	dependence on key employees;	•	availability of new real estate, and
•	change in laws (copyright, etc.); court rulings on issues including piracy;	•	new technology.

The reader should keep in mind that any forward-looking statement made by us in this document, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time-to-time, and it’s impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

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

Item 1.                     BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, was incorporated in New York in 1972.  It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted.  The Company operates retail stores and four e-commerce sites and is one of the largest specialty retailers of entertainment software, including music, video, including DVD and VHS, and games and related products in the United States.

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate Web site address is www.twec.com.  The Company makes available free of charge its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments to each) on its Web site as soon as practical after they are filed with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov.

The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”.   The Company’s fiscal year end is on the Saturday closest to January 31.

On July 22, 2004, the Company acquired the remaining 29% of the issued and outstanding shares of Second Spin Inc. (“Second Spin”), for cash of $2.0 million.   The Company now owns 100% of the issued and outstanding shares of Second Spin. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the transaction was accounted for as a step acquisition with the excess of purchase price over the fair value reported as goodwill.  The Company recorded goodwill of $62,000 related to this transaction. Prior to the step acquisition, the Company had consolidated all of the net assets and operations of Second Spin in its Consolidated Balance Sheets and Consolidated Statements of Operations due to Second Spin’s accumulated operating losses, and accordingly, no minority interest had been reflected in the Consolidated Balance Sheets.

In October 2003, the Company acquired substantially all of the net assets of 111 stores from Wherehouse Entertainment Inc. (“Wherehouse”), a specialty music retailer located primarily in the Western United States for $35.2 million in cash.  The Company also acquired in October 2003 substantially all of the net assets of 13 specialty stores of CD World Inc. (“CD World”), located in New Jersey and Missouri for $1.9 million in cash.  See Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Stores and Store Concepts

At January 29, 2005, the Company operated 810 stores totaling approximately 5.0 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Mall Stores

At January 29, 2005, the Company operated 560 mall-based stores in three concepts, predominantly under the FYE, For Your Entertainment, brand including:

Traditional FYE stores.   The traditional FYE mall store averages 5,700 square feet in size and carries a full complement of entertainment software, including music, DVD, games and related accessories.   These stores are often the exclusive provider of music in regional malls.   There were 529 traditional FYE stores at January 29, 2005.

Super FYE stores.  The super FYE concept carries the same merchandise categories as traditional FYE mall locations, but with a much broader and deeper assortment.  This concept is designed to be a semi-anchor or destination location in major regional malls.  There were 14 super FYE stores at January 29, 2005 that averaged 24,500 square feet in size.

Movie stores.  Saturday Matinee and FYE Movie stores specialize in the sale of DVD and related accessories.  They are located in large, regional shopping malls and average 2,200 square feet in size.  The Company operated 17 Movie stores at January 29, 2005.

Freestanding Stores

At January 29, 2005, the Company operated 249 freestanding stores, which operate under the brand names of Coconuts Music and Movies, Strawberries, Wherehouse Music and Movies, CD World, Streetside Records, Spec’s Music, and Second Spin.  They carry a full complement of entertainment products and are designed for freestanding, strip center and downtown locations.   The freestanding stores average approximately 6,200 square feet in size.

The Company also operates a single Planet Music store, a 31,400 square foot freestanding superstore in Virginia Beach, VA.   The store offers an extensive catalog of music, video, including DVD and VHS, games and related merchandise.

E-Commerce Sites

The Company has an online presence through various Web sites including, www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com.  These sites offer substantially the same complement of products in music, video, including DVD and VHS, and games, as offered in the Company’s stores.

Business Environment

The Company’s stores offer predominantly entertainment software, including music, video, including DVD and VHS, and games.  These categories represented 91% of the Company’s sales in 2004.  The balance of categories, including software accessories, boutique and electronic products, represented 9% of the Company’s sales in 2004.  Management believes there will be continued growth in its DVD and games businesses.  However, sales in music will continue to be the largest category in the foreseeable future.

The entertainment software industry, including music, DVD and games, totaled approximately $38 billion in the United States in 2004.  This statistic is compiled from three sources: (1) the Recording Industry Association of America’s (“RIAA’s”) value of shipped units of CDs, music videos, cassettes and singles; (2) Rentrak Home Video Essentials (title revenues) including DVD and VHS, and (3) NPD Funworld’s estimate of retail games software sales.

According to statistics published by the RIAA, the number of Compact Discs (CDs) shipped domestically from record companies to retail distribution channels rose 5% in 2004 as compared to 2003. Counting all formats and all distribution channels, both retail and special markets (music clubs and mail order), overall shipments increased by 2% in 2004. This represents a 3% increase in value over 2003. Despite the first increase in CD sales in four years, the number of overall units shipped to retail in 2004 was down 21% as compared to 1999. The top 100 albums, often the most heavily pirated, sold 194.9 million units in 1999, compared to 153.3 million units in 2004 and 146.8 million units in 2003.  Consumers are also increasingly embracing legal digital music formats, with the popularity and acceptance of online music services continuing to expand.  In 2004, just under 140 million licensed digital tracks were sold in the United States.

According to statistics obtained from Rentrak Home Video Essentials, video sales, including DVD and VHS, increased 15% to $16.1 billion in 2004, as compared to 2003. The increase in 2004 was driven by a 27% increase in DVD sales. VHS sales declined by 57% during the same period.

The NPD Group, which tracks games sales in the United States, noted that software sales for the games industry were $6.2 billion, up 8% over 2003. Industry sales for 2004 of $9.9 billion including portable and console hardware, software and accessories, decreased by less than 1% over 2003 sales.

Merchandise Categories

The Company’s stores offer predominantly entertainment software, including music, video, including DVD and VHS, and games. Other categories include electronics, accessories and boutique products. Management believes there will be continued growth in its DVD and games businesses.

Sales by merchandise category as a percentage of total sales for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003  and comparable store sales for the years ended January 29, 2005 and January 31, 2004, were as follows:

	January 29,	Comparable	January 31,	Comparable	February 1,
	2005	Store Sales	2004	Store Sales	2003
Music:
Compact discs	53.9%	(0.8)%	53.9%	(3.5)%	55.7%
Audio cassettes and singles	1.1	(38.4)	1.8	(45.3)	3.2
Total Music	55.0	(2.0)	55.7	(5.5)	58.9
Video:
VHS	2.8	(35.3)	4.6	(28.0)	6.7
DVD	26.4	14.6	23.6	31.9	17.8
Total Video	29.2	6.5	28.2	15.7	24.5
Games	6.5	9.6	6.1	1.6	6.1
Other	9.3	(5.6)	10.0	(5.8)	10.5
Total	100.0%	0.8%	100.0%	1.3%	100.0%

The “Other” category includes electronics, accessories, boutique, and other sales, none of which individually exceeds 5%.

Competition

The Company competes with large specialty retail chains that offer similar products in similar style stores, including the Musicland Group Inc., primarily in malls, and Tower Records, primarily in free-standing locations.  However, the number of specialty and independent retailers has decreased due to their reliance on sales of recorded music.  Music sales have suffered from the unauthorized duplication of music and specialty retailers have been impacted by the proliferation of mass merchants (Wal-Mart and Target) and electronics superstores (Best Buy and Circuit City) that offer entertainment software and gained a larger share of the market.  This has similarly impacted the Company’s sales, yet the Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively in this market and has improved its recent results.  The Company believes it effectively competes in the following ways:

•                  Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailers in centers offering a full complement of entertainment software;

•                  Marketing: the Company uses primarily newspaper inserts, radio and television advertising and visual displays to market to consumers;

•                  Selection and assortment: the Company differentiates itself by maintaining a high in-stock position in a large assortment of product, particularly CDs and DVDs;

•                  Customer service: the Company believes its customer service levels exceed that of its competition;

•                  Price perception: the Company communicates a value message by promoting value-priced merchandise, off-brand product and closeout merchandise and by offering a broad selection of used CDs, DVDs and games;

•                  Listening and Viewing Stations (“LVS”): the Company’s LVS is a sampling and selection tool designed to encourage customer purchases.  The third generation of LVS is currently in design and after implementation, will enhance the customers’ in-store experience through improved product information displays and product search and suggestion capabilities.  It will also support in-store digital downloading.

Seasonality

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period.  In 2004, the fourth quarter accounted for 38% of annual sales.  In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its permanent store sales staff.   If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected.  Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes extensive use of visual displays.  It uses a mass-media marketing program, including newspaper, radio, and television advertisements.  The majority of vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise that are accounted for as a reduction of the cost of inventory to the extent that such allowances exceed the cost incurred for the advertising.

Suppliers and Purchasing

The Company purchases inventory from approximately 840 suppliers.  55% of purchases in 2004 were made from four suppliers: EMD (EMI Music Distribution), Sony – BMG (Sony-Bertelsmann Music Group), WEA (Warner/Electra/Atlantic Corp.) and UMVD (Universal Music and Video Distribution).  The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis.  Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will retain access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return merchandise they have purchased for other titles carried by the suppliers.  This practice permits the Company to carry a wider selection of titles by reducing the risk of inventory obsolescence.  Two of the four largest music suppliers charge a related merchandise return penalty and the remaining two suppliers charge a handling fee.  Most manufacturers and distributors of video products do not typically charge a return penalty.  Merchandise return policies and other trade practices have not changed significantly in recent years.  The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of January 29, 2005, the Company employed approximately 7,400 employees, of whom approximately 2,800 were employed on a full-time basis.   All other employees are employed on a part-time or temporary basis.  The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service.  Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible.  None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys mostly favorable relations with its employees.

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

The Company’s point-of-sale and merchandising systems allow for and utilize the daily reporting of sales, inventory and gross margin by store and by item. The Company uses a broadband communication network in its stores to provide data transmission to centralized computer operations, streamline customer checkout procedures (i.e. credit authorization) and transmit content for its in-store listening and viewing stations.   It further provides the capability to implement digital distribution in stores. The Company anticipates replacing its point-of-sale system in fiscal 2005, which will require between $11 million and $12 million in capital spending.  The Company has signed a commitment letter for $12 million at an average interest rate of 5.76% to finance this expenditure through a capital lease transaction during 2005.

Item 2.  PROPERTIES

Retail Stores

At January 29, 2005, the Company operated 809 stores under operating leases, some of which have renewal options.  Substantially all of the leases provide for payment of fixed monthly rentals and expenses for maintenance, property taxes, insurance and utilities.  Many leases provide for added rent based on store receipts in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

Year	No. of Leases

2005	197

2006	96

2007	126

2008	125

2009	109

2010	60

2011	27

2012 and beyond	69

The Company expects that as most leases expire it will exercise renewal rights or obtain new leases for the same or similar locations.  The Company owns one store.

Corporate Offices and Distribution Center Facilities

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015.  These leases are at fixed rentals with provisions for biennial increases based on increases in the Consumer Price Index.  The Company incurs all property taxes, insurance and maintenance costs.  The office portion of the facility is approximately 40,300 square feet and the distribution center portion is approximately 128,100 square feet.  The Company owns a 236,600 square foot distribution center with 59,200 square feet of adjacent office space in North Canton, Ohio.  The Company also leases a 198,200 square foot distribution center in Carson, California, that expires in December 2005 and contains two five-year options to extend.

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs.  Shipments from the distribution facilities to the Company’s stores are made at least once a week and currently provide approximately 78% of all merchandise requirements.  The balance of the stores’ requirements are satisfied through direct shipments from vendors.  Company operated trucks service approximately 129 of its stores.  The remaining stores are serviced by common carriers chosen on the basis of geography and rate considerations.  The Company’s shipment volume allows it to take advantage of transportation economies.

The Company leases a 43,500 square foot facility in Johnstown, New York, where it manufactures the majority of its store fixtures. The operating lease expires in December 2006.  The Company believes that its costs of production are equal to or lower than purchasing the fixtures from outside suppliers.

The Company leases 15,100 square feet of office space in Albany, New York. The operating lease expires in December 2005 and includes an option to renew for 6 months.

The Company also leases 31,700 square feet of office space in Albany, New York. The operating lease expires in June 2014 and includes two options to renew for additional consecutive five year periods.

Item 3.  LEGAL PROCEEDINGS

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the IRS in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the October 2000 court decision. The remaining accrued liabilities attributable to this matter are $8.7 million and $8.1 million which are included in deferred rent and other long-term liabilities in the Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004, respectively.  During the second fiscal quarter of 2003, the Company and the IRS agreed on final computation and payment terms (including bankruptcy provision interpretations, an interest holiday and interest compounding) for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in fiscal 2003.  Under the final payment terms, the Company has agreed to make annual interest payments and a final principal payment of approximately $7.1 million in 2007.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 29, 2005.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.”  As of January 29, 2005, there were 535 shareholders of record.  The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2003 through March 18, 2005.

	Closing Sales Prices
	High	Low
2003
1st Quarter	$3.98	$2.26
2nd Quarter	$6.50	$2.76
3rd Quarter	$7.21	$4.99
4th Quarter	$8.30	$5.90

2004
1st Quarter	$10.79	$7.45
2nd Quarter	$10.65	$9.38
3rd Quarter	$11.54	$8.83
4th Quarter	$12.77	$10.62

2005
1st Quarter (through March 18, 2005)	$14.90	$12.55

On March 18, 2005, the last reported sale price on the Common Stock on the NASDAQ National Market was $14.66

Options for the Company’s Common Stock trade on the Chicago Board Options Exchange.

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The program has no expiration date.  The Company had repurchased 15 million shares of common stock under previously announced programs. As of January 29, 2005, the Company had purchased 6.9 million shares, at a total cost of $57.2 million, and 3.1 million shares remained to be purchased under the current program. During fiscal 2004, the Company purchased 3.8 million shares at a total cost of $40.2 million. As of March 18, 2005, the Company had completed the purchase of an additional 0.4 million shares for $5.9 million under the current program. The following table shows the purchase of equity securities purchased under the repurchase program as required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 31, 2004 – November 27, 2004	178,000	$11.26	178,000	3,778,141
November 28, 2004 - January 1, 2005	437,000	$11.69	437,000	3,341,141
January 2, 2005 – January 29, 2005	224,100	$12.30	224,100	3,117,041
Total	839,100	$11.76	839,100	3,117,041

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 29, 2005:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
		(Shares in thousands)
Equity Compensation Plan Approved by Shareholders	9,298	$8.16	1,690
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

Dividend Policy: The Company has never declared dividends on its Common Stock and does not plan to pay cash dividends on its Common Stock in the foreseeable future.  The Company’s credit agreement currently allows the Company to pay a cash dividend once in each calendar year.  Any dividend would be restricted to 10% of the most recent fiscal year’s consolidated net income and could only be paid if, after any payment of dividends, the Company maintains $25 million in availability under the credit agreement.  Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company’s credit agreement and other factors the Company’s Board of Directors may consider.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected income statement and balance sheet data for the five fiscal years ended January 29, 2005 from the Company’s audited consolidated financial statements.  Each fiscal year of the Company consisted of 52 weeks, except the fiscal year ended February 3, 2001, which consisted of 53 weeks. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001
	($ in thousands, except per share and store data )
INCOME STATEMENT DATA:
Sales	$1,365,133	$1,330,626	$1,281,869	$1,388,032	$1,414,589
Cost of sales	869,999	842,726	815,071	935,256	917,354
Gross profit	495,134	487,900	466,798	452,776	497,235
Selling, general and administrative expenses	450,162	459,441	465,893	422,737	416,990
Goodwill impairment charge (1)	—	—	40,914	—	—
Income (loss) from operations	44,972	28,459	(40,009)	30,039	80,245
Interest expense	2,444	2,147	2,349	2,477	3,128
Other expense (income), net	(1,039)	(718)	(1,231)	(2,120)	(6,543)
Income (loss) before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	43,567	27,030	(41,127)	29,682	83,660
Income tax expense (benefit)	4,892	8,302	(9,341)	12,891	43,510
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	38,675	18,728	(31,786)	16,791	40,150
Extraordinary gain – unallocated negative goodwill, net of income taxes (2)	3,166	4,339	—	—	—
Cumulative effect of change in accounting principle, net of income taxes (3)	—	—	(13,684)	—	—
Net income (loss)	$41,841	$23,067	$(45,470)	$16,791	$40,150
Basic earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$1.12	$0.50	$(0.79)	$0.40	$0.84
Extraordinary gain – unallocated negative goodwill	0.09	0.12	—	—	—
Cumulative effect of change in accounting principle	—	—	(0.34)	—	—
Basic earnings (loss) per share	$1.21	$0.62	$(1.13)	$0.40	$0.84

Weighted average number of shares outstanding – basic	34,531	37,422	40,224	41,938	47,597
Diluted earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$1.06	$0.49	$(0.79)	$0.39	$0.83
Extraordinary gain – unallocated negative goodwill	0.09	0.11	—	—	—
Cumulative effect of change in accounting principle	—	—	(0.34)	—	—
Diluted earnings (loss) per share	$1.15	$0.60	$(1.13)	$0.39	$0.83

Weighted average number of shares outstanding – diluted	36,297	38,209	40,224	42,553	48,498

	Fiscal Year Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001
	($ in thousands, except per share and store data)
BALANCE SHEET DATA: (at the end of the period)

Total assets	$859,653	$817,758	$803,396	$935,418	$1,002,002
Current portion of debt and capital lease obligations	780	395	1,640	4,711	5,702
Long-term obligations	12,037	7,465	7,860	9,500	13,767
Shareholders’ equity	$404,323	$399,184	$392,104	$448,066	$448,822

OPERATING DATA:
Store count (open at end of period):
Mall stores	560	595	650	686	755
Freestanding stores	250	286	205	216	229
Total stores	810	881	855	902	984

Comparable store sales increase/(decrease) (4)	0.8%	1.3%	(5.0)%	(2.7)%	0.2%

Total square footage (in thousands)	5,002	5,484	4,944	5,076	5,322

(1)       The Company recorded a non-cash goodwill impairment charge in fiscal 2002 related to Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” concerning the accounting for goodwill. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K .

(2)       The Company’s acquisition of the net assets of Wherehouse Entertainment Inc. and CD World Inc. stores in fiscal 2003 resulted in extraordinary gains recorded in 2003 and 2004 in accordance with SFAS No. 141, “Business Combinations” .  The gain represents the excess of fair value of net assets acquired over the purchase price of the acquired assets. For additional discussion regarding the extraordinary gain, refer to Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(3)       The Company adopted guidance relating to the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, effective as of the beginning of fiscal 2002, resulting in a one-time, non-cash, after-tax charge of $13.7 million, which was classified as a “cumulative effect of a change in accounting principle” in 2002. For additional discussion regarding the cumulative effect of the change in accounting principle, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(4)       A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.   Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores.  Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, including DVD and VHS, and games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

At January 29, 2005, the Company operated 810 stores totaling approximately 5.0 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.  In the fiscal year ended January 29, 2005 (referred to herein as “2004”), the Company improved its sales over the year ended January 31, 2004, (referred to herein as “2003”) primarily as a result of the acquisition of the Wherehouse stores and CD World stores in 2003 and positive comparable store sales.  Comparable store sales in 2004 increased in the DVD and games categories and declined slightly in the CD category.  Earnings increased in 2004 as a result of increased sales and a decrease in selling, general and administration expenses and a tax benefit recorded during the year (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

The Company focuses on the following areas in its effort to improve its business:

Developing its Brands - FYE brand

The Company strives to increase consumer awareness of its various branded stores and internet sites.  Particular attention is paid to its national mall-based brand FYE (“For Your Entertainment”), since its launch in 2001.  The FYE brand initiative is aimed at broadening the Company’s customer base by creating a more relevant entertainment shopping experience and differentiating FYE from its competition.  It is centered on an engaging and personalized approach in marketing and merchandising, an interactive in-store and on-line entertainment experience and a best-in-retail-class customer service level – all designed to draw customers into stores and enhance long-term customer loyalty.

Improving Merchandise Assortment

The Company edits the product mix of its stores toward regional tastes in order to increase the productivity of its stores, seeking to serve key customer segments within each store.  This involves tailoring the overall music inventory and square footage allocation in line with a store’s trend, and increasing inventory and square footage allocations for other, growing categories, particularly DVD and games.  The Company also continually evaluates new products to complement its core entertainment software businesses.  Further, the Company in recent years has increased its business in used product.  With the acquisition of the Wherehouse stores in 2003, the Company has established this category as a competitive advantage by providing further value to customers.

The Company is embracing new digital media sales in its stores and on its e-commerce sites and regards digital downloading as a means to grow sales.  The digital music market was about $330 million in 2004, or about 1% of all music sales, a figure that is expected to double in 2005 according to research firm Jupiter.  In 2004 the Company introduced the FYE Download Zone, a subscription-based digital music service, where customers can access over one million songs for $14.95 per month.  FYE Download Zone is available within Microsoft’s Windows Media Player 10.

Growing Store Count

The Company has historically grown its sales by opening new stores and by acquiring specialty retailers in its business.  The Company continues to assess and evaluate the expansion of its national store network, seeking prudent additions, as competitors abandon locations and where economics are compelling.  Management believes there are opportunities to expand into new markets, fill-in existing markets, and reposition stores in its current portfolio, particularly with its freestanding formats.

In October 2003, the Company acquired substantially all of the net assets of 111 stores from Wherehouse Entertainment Inc. (“Wherehouse”), a specialty music retailer located primarily in the Western United States, for $35.2 million in cash.  The acquired stores represent an excellent fit both strategically and operationally with the Company’s freestanding stores and provide the unique opportunity to expand its presence on the West Coast.  The Company also acquired in October 2003 substantially all of the net assets of 13 specialty stores of CD World Inc. (“CD World”), located in New Jersey and Missouri, for $1.9 million in cash.  See Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Historically, about 10% of the Company’s stores are being evaluated at any time for closure.  The composition of these stores changes from time-to-time as the result of competitive changes and other factors.  The Company aggressively closes stores when minimum operating thresholds are not achieved.

During 2004, the Company closed 95 stores, opened 24 stores and repositioned 15 stores.  Management believes it will close approximately 25 stores in 2005 and open about 35 stores. The Company anticipates that its store growth will continue in the future.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Revenues:  The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.   Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores.  Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.  The Company further analyzes sales by store format (i.e. mall versus freestanding) and by product category.

Cost of Sales and Gross Profit:  Gross profit is impacted primarily by the mix of products sold and by discounts negotiated with vendors.  The Company records its distribution and product shrink expenses in cost of sales. In addition to the cost of product, cost of sales includes those costs associated with purchasing, receiving, inspecting and warehousing product.  Also included are costs associated with product returns to vendors.  Cost of sales further includes obsolescence costs and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 4 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  SG&A expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios:  The Company views cash, net inventory investment (inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position.  See Liquidity and Capital Resources for further discussion of these items.

On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission issued a clarification of their interpretation of certain accounting issues and their application under U.S. generally accepted accounting principles, relating to operating leases.  After an internal review and discussion with its independent auditors, the Company determined its then current method of accounting for allowances provided by landlords to fund leasehold improvements needed to be revised.  Historically, the Company accounted for these allowances as reductions to the related leasehold improvements on its balance sheet and as a reduction of related investing activities on its cash flow statement.  Management revised its method of accounting for these allowances to record them as deferred credits (“deferred rent”) on its balance sheet and as a component of operating activities on its cash flow statement.  See Note 4 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for detailed discussion.

On July 22, 2004, the Company acquired the remaining 29% of the issued and outstanding shares of Second Spin Inc. (“Second Spin”), for cash of $2.0 million.   The Company now owns 100% of the issued and outstanding shares of Second Spin. In accordance with SFAS No. 141, Business Combinations, the transaction was accounted for as a step acquisition with the excess of purchase price over the fair value reported as goodwill.  The Company recorded goodwill of $62,000 related to this transaction. Prior to the step acquisition, the Company had consolidated all of the net assets and operations of Second Spin in its Consolidated Balance Sheets and Statements of Operations due to Second Spin’s accumulated operating losses, and accordingly no minority interest had been reflected in the financial statements.

Fiscal Year Ended January 29, 2005 (“2004”)

Compared to Fiscal Year Ended January 31, 2004 (“2003”)

Sales.  The following table sets forth a year-over-year comparison of the Company’s total sales:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Sales	$1,365,133	$1,330,626	$34,507	2.6%

Sales increased in 2004 despite a decrease in the store count from 881 at the end of 2003 to 810 at the end of 2004. The increase in sales resulted from a comparable store sales increase of 0.8%. In 2004, comparable store sales increased 1.9% for mall-based stores and decreased 1.3% for freestanding stores.  A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Sales from new and acquired stores and stores closed during the year, excluding comparable store sales, for 2004 and 2003 are $145.8 million and $121.2 million, respectively. Product units sold in 2004 increased 3.4% over 2003, and average retail for units sold decreased 0.6%.

Sales by merchandise category for the years ended January 29, 2005 and January 31, 2004 were as follows:

	January 29,	Comparable	January 31,
	2005	Store Sales	2004
	($ in thousands)
Music:
Compact discs	$736,149	(0.8)%	$717,145
Audio cassettes and singles	14,463	(38.4)	23,819
Total Music	750,612	(2.0)	740,964
Video:
VHS	37,781	(35.3)	60,891
DVD	360,262	14.6	313,977
Total Video	398,043	6.5	374,868
Games	89,297	9.6	80,888
Other	127,181	(5.8)	133,906
Total	$1,365,133	0.8%	$1,330,626

The “Other” category includes electronics, accessories, boutique and other sales, none of which individually exceeds 5%.

Music

The Company’s stores offer a wide range of CDs, audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists.   This category represented 55% of the Company’s sales in 2004.

The Company’s annual CD unit sales increased 4.0% in 2004. Despite positive comparable store sales during the first and second quarters of 2004, annual comparable store sales in the CD category declined in 2004. The decrease is largely due to weak industry new releases and effects of the much publicized unauthorized duplication of music.  The Company’s annual CD unit sales compared favorably with the Soundscan reported industry increase of 1.9% in 2004. The industry increase marked the first rise in four years. Despite the growing popularity of legal digital music downloads, the CD format accounts for 98% of the 666 million albums sold, according to Soundscan.

The Company is actively embracing digital media in its stores and through its e-commerce activities and regards digital downloading as yet another format for selling media products.  In the fourth quarter of 2004, the Company unveiled the FYE Download Zone, a subscription-based digital music service, where customers can have access to over a million songs for a monthly fee of $14.95.  Management believes that music will continue to have the highest sales by category for the foreseeable future.

Video

The Company offers DVDs and VHS in all of its stores.  The growth in the DVD format has more than offset the corresponding decline in VHS for the Company. The increase in the Company’s comparable store sales for video was driven by DVD comparable store sales which increased 14.6%. The Company plans to continue to grow its business and market share in this category by adding more product and increasing square footage allocations.   The video category, including DVD and VHS, represented 29% of the Company’s total sales in 2004. Management believes there will be continued growth in its video business.

According to statistics obtained from Rentrak Home Video Essentials, video sales, including DVD and VHS, increased 15% to $16.1 billion in 2004, as compared to 2003. The increase in 2004 was driven by a 27% increase in DVD sales. VHS sales declined by 57% during the same period.

Games

The Company offers game hardware and software in most of its stores, with a mix that favors software.  The Company’s games business improved steadily during the second half of the year, reversing first half results. The Company’s comparable sales in this category increased 9.6% in 2004. The results in the games category were driven by the Company’s initiatives to improve product selection and increase the category’s visibility in its stores. The games category was also positively impacted by the success of new releases, including Grand Theft Auto – San Andreas and Halo2.  The category represented 7% of the Company’s total sales in 2004. Management believes there will be continued growth in its games business.

Software sales for the game industry were $6.2 billion, an increase of 8% over sales in 2003. Industry sales for 2004 of $9.9 billion including portable and console hardware, software and accessories, decreased by less than 1% over 2003 sales, according to The NPD Group, which tracks games sales in the United States.  For 2004, console software, portable game software and portable game hardware also experienced unit sales increases of 8%, 13% and 9%, respectively.

Gross Profit.   The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Gross Profit	$495,134	$487,900	$7,234	1.5%

As a percentage of sales	36.3%	36.7%

The decrease in the gross profit rate as a percentage of sales was due to a continued shift in the mix of the Company’s sales toward DVD and games, and higher markdowns in the electronics, accessories and boutique categories due to fourth quarter promotions and clearance activity.  The Company also incurred higher product shrink expenses and distribution costs associated with bringing its Carson, California distribution facility into full production during the year. Management believes that it can maintain its gross profit rate in the foreseeable future. However, if its competitors begin offering lower prices, and the Company has to lower its prices in response, it will negatively impact the gross profit rate.

Selling, General and Administrative Expenses.   The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Selling, general and administrative expenses	$450,162	$459,441	$(9,279)	(2.0)%

As a percentage of sales	33.0%	34.5%

The Company’s SG&A expenses were lower in 2004 due to the absence of non-recurring charges including the write-off of long-lived assets of $3.7 million related to the outsourcing of its Internet operations, and transition costs of $2.3 million associated with the Wherehouse acquisition in 2003. The Company also recognized approximately $5.0 million lower incentive bonuses in 2004 as compared to 2003.  The improvement in the SG&A expenses rate as a percentage of sales was also due to the increase in 2004 annual sales.

Income Tax Expense.    The following table sets forth a year-over-year comparison of the Company’s provision for income taxes:

			2004 vs. 2003
($ in thousands)	2004	2003	$

Income tax expense	$4,892	$8,302	$(3,410)

Effective tax rate	11.2%	30.7%

For 2004, the Company’s effective tax rate of 11.2% was positively impacted by a benefit arising from the closing of a federal income tax examination and a decrease in the valuation allowance. The benefit of $10.5 million was recorded in the second fiscal quarter and included the closing of all matters not previously settled in relation to corporate-owned life insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999 (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  The original income tax payable amounts which were recorded during the years covered by the examination were reversed subsequent to the final settlement resulting in the tax benefit.  With the closing of the tax examination, the Company has surrendered the remaining COLI policies. The valuation allowance was decreased by $2.2 million to account for the planned utilization of federal and state net operating loss carryforwards during the expiration periods previously considered uncertain.

For 2003, the Company’s effective tax rate of 30.7% was positively impacted by improved earnings before taxes and the settlement of its COLI litigation with the IRS.  An increase in earnings improves the rate due to the rate leverage on fixed-base state taxes recorded in income tax expense.  The Company recorded an additional tax benefit of $2.1 million as a result of the COLI settlement payment terms with the IRS that it recorded in the second quarter (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  For a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate, see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Extraordinary Gain.  The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. (“Wherehouse”) and CD World Inc. (“CD World”) in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis during 2003 using information available at the time. Extraordinary gain for 2003 was $4.3 million, which is net of income taxes of $2.4 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired in excess of the purchase price of the acquired assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired was finalized and adjusted during 2004, resulting in an extraordinary gain of $3.2 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain represents adjustments to the value of liquidated inventory ($2.5 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.1 million) and occupancy related expenses ($0.6 million).

Net Income.   The following table sets forth a year-over-year comparison of the Company’s net income:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Income before extraordinary gain	$38,675	$18,728	$19,947	106.5%
Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,979 and $2,437 for 2004 and 2003, respectively	3,166	4,339

Net income	$41,841	$23,067	$18,774	81.4%

Net income as a percentage of sales	3.1%	1.7%

The increase in income before extraordinary gain and net income in 2004 as compared to 2003 is due to increased sales and resulting gross profit, lower SG&A expenses and the income tax benefit recorded in the second fiscal quarter of 2004 (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Fiscal Year Ended January 31, 2004 (“2003”)

Compared to Fiscal Year Ended February 1, 2003 (“2002”)

Sales.  The following table sets forth the year-over-year comparison of the Company’s sales:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Sales	$1,330,626	$1,281,869	$48,757	3.8%

The increase in sales resulted from a comparable store sales increase of 1.3% and an increase in the average number of stores in operation due to the acquisition of stores in the third quarter.  The store count increased from 855 at the end of 2002 to 881 at the end of 2003.  In 2003, comparable store sales increased 1.9% for mall-based stores and decreased 0.2% for freestanding stores.  The amount of sales not accounted for as comparable sales, including sales from new and acquired stores and sales from stores closed during the year, for fiscal years 2003 and 2002 are $121.3 million and $84.3 million, respectively. Product units sold in 2003 versus 2002 increased 3.8%, while the average retail for units sold remained the same.

Sales by merchandise category for the two years ended January 31, 2004 and February 1, 2003 were as follows:

	January 31,	Comparable Store	February 1,
	2004	Sales	2003
	($ in thousands)
Music:
Compact discs	$717,145	(3.5)%	$713,643
Audio cassettes and Singles	23,819	(45.3)	40,910
Total Music	740,964	(5.5)	754,553
Video:
VHS	60,891	(28.0)	85,992
DVD	313,977	31.9	228,503
Total Video	374,868	15.7	314,495
Games	80,888	1.6	78,183
Other	133,906	(5.8)	134,638
Total	$1,330,626	1.3%	$1,281,869

The “Other” category includes electronics, boutique, accessories and other sales, none of which individually exceeds 5%.

Music

Comparable store sales for music declined in fiscal 2003, following industry trends.  However, comparable store sales for CD sales improved during the third and fourth quarters of 2003 as compared to the first and second quarters, with an improvement in new release performance. The Company’s annual CD sales declined in fiscal 2003 for the third straight year.  The decreases followed industry trends that have been much publicized by the RIAA and are largely due to the unauthorized duplication of music and weak industry new releases.  According to the RIAA, industry sales of CDs were down 7% in 2003. It is widely believed that it was further helped by measures undertaken by the RIAA to reduce piracy, including legal actions taken against those who abuse on-line file-sharing services to illegally distribute product.

The Company believes that the paid digital downloading of music will garner more market share in the coming years and has developed plans to introduce an in-store test in the fourth quarter of 2004.

Video

The Company offers DVDs and VHS in all of its stores.  Since the introduction of the DVD format in 1997, the video industry has experienced significant growth which is consistent with the Company’s increase in comparable store sales.   The growth in the DVD format has more than offset the corresponding decline in VHS for the Company. The Company plans to continue to grow its business and market share in this category by adding more product and increasing square footage allocations.   The category represented 28% of the Company’s sales in 2003.

According to The Digital Entertainment Group, consumer spending on video, including DVD and VHS, was up 18% in 2003, with DVD representing 72% of all video transactions.  Overall, DVD retail sales in the United States in the calendar year 2003 grew by 33% over 2002.   The increase in comparable store sales for video was driven by increased DVD sales.

Games

The Company offers games hardware and software in most of its stores, with a mix that favors software.  The Company’s sales in this category increased 3.5% in 2003. The Company expects a modest increase in sales in this category until new hardware platforms, and related software, are introduced.  The category represented 6% of total company sales in 2003. Management believes there will be continued growth in its games business.

According to a leading market information provider, The NPD Group, the games market in 2003, including portable and console hardware, software and accessories, was impacted by price cuts from console manufacturers as well as declines in retail software prices. Overall industry revenues declined by 4% to $11.2 billion in 2003, while sales of games software increased 2% in 2003 as compared to 2002.

Gross Profit.   The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Gross Profit	$487,900	$466,798	$21,102	4.5%

As a percentage of sales	36.7%	36.4%

The increase in the gross profit rate as a percentage of sales was due to improvement in margin rate across most product categories. The Company also recorded lower costs related to distribution and product shrink expenses, as a rate of sales, which are recorded in cost of sales.  Management believes that it can maintain its margin rate in the foreseeable future. However, if its competitors lower prices, and the Company has to lower its prices in response, it will negatively impact the margin rate.

Selling, General and Administrative Expenses.   The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Selling, general and administrative expenses	$459,441	$465,893	$(6,452)	(1.4)%

As a percentage of sales	34.5%	36.3%

The decrease in selling, general and administrative expenses was the result of lower overhead expenses, including depreciation, as non-recurring charges in 2003 were partially offset by non-recurring charges in 2002.  In 2003, the Company recorded additional employee incentive costs of $8.7 million based on its improved performance, and recorded transition costs of $2.3 million associated with the acquisition of the Wherehouse stores.  The Company further wrote-off long-lived assets of $3.7 million related to its Internet operations.  These additional charges were partially offset by charges of $9.3 million taken in 2002 for the write down of certain investments deemed impaired.  The improvement in the selling, general and administrative expenses rate as a percentage of sales was due largely to the increase in 2003 annual sales.

Goodwill Impairment Charge. In 2002, the Company performed its annual review of its goodwill balances in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that the entire recorded goodwill of $40.9 million was impaired. The impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002.  Based on this trend, the earnings forecasts of the Company were revised. The current fair values of the Company’s reporting units were based on the present expectations for these businesses in light of sales trends and the business environment at that time, including a slowdown in the retail music industry.   A discounted cash flow model based upon the Company’s weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company’s reporting units for purposes of testing goodwill impairment. Accordingly, the Company took a non-cash impairment charge to operations of $40.9 million. For additional discussion regarding the impairment charge, refer to Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Income Tax Expense (Benefit).   The following table sets forth a year-over-year comparison of the Company’s provision for income taxes:

			2003 vs. 2002
($ in thousands)	2003	2002	$
Income tax expense/ (benefit)	$8,302	$(9,341)	$17,643

Effective tax rate	30.7%	22.7%

For 2003, the Company’s effective tax rate of 30.7% was positively impacted by improved earnings before taxes and the settlement of its COLI litigation with the IRS.  An increase in earnings improves the rate due to the rate leverage on fixed-base state taxes recorded in income tax expense.  The Company received an additional tax benefit of $2.1 million as a result of the COLI settlement payment terms with the IRS that it recorded in the second quarter (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  The effective income tax benefit rate for 2002 was impacted significantly by an increase of $6.6 million in the valuation allowance for deferred taxes related to the write-off of goodwill balances (see Note 1 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K), losses from the write down of certain investments deemed impaired and the realizability of state operating loss carryforwards.  See Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate.

Extraordinary Gain.  The Company acquired 111 Wherehouse and 13 CD World stores in October 2003 (see Note 3 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K), resulting in an extraordinary gain of $4.3 million, which is net of income taxes of $2.4 million related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired in excess of the purchase price of the assets.

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

Net Income (Loss).   The following table sets forth a year-over-year comparison of the Company’s net income (loss):

			2003 vs. 2002
($ in thousands)	2003	2002	$
Income (loss) before extraordinary gain and cumulative effect of change in accounting principle	$18,728	$(31,786)	$50,514
Extraordinary gain – unallocated negative goodwill, net of income taxes of $2,437	4,339	—
Cumulative effect of change in accounting principle, net of income taxes of $8,950	—	(13,684)

Net income (loss)	$23,067	$(45,470)	$68,537

Net income (loss) as a percentage of sales	1.7%	(3.5)%

The increase in income before extraordinary gain and cumulative effect of change in accounting principle, and net income in 2003 as compared to 2002 is due to increased sales and gross profit and lower SG&A expenses in 2003.  Further, the net loss in 2002 included the goodwill impairment charge of $40.9 million and the charge arising from a change in an accounting principle as discussed above (see Notes 1 and 2, respectively, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:  The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of revenues and earnings, inventory purchases and the related terms on the purchases, store openings, tax payments, capital expenditures and stock repurchase activity.  Management believes it will have adequate resources to fund its cash needs for the foreseeable future, and anticipates that cash flows from operations will be sufficient to fund its capital spending, its seasonal buildup in inventory, income tax payments and other operating cash requirements and commitments.  Management anticipates any cash requirements due to an unanticipated shortfall in cash from operations or due to further share repurchases, if any, will be funded by the Company’s revolving credit facility, discussed hereafter.  Management believes its reported cash flows are indicative of cash flow for the foreseeable future and is not currently aware of any trends, uncertainties or other significant events that would cause liquidity to increase or decrease in a material way.  However, there can be no assurance, that the Company will continue to generate cash flows at or above current levels or that we will be able to maintain the Company’s ability to borrow under the revolving credit facility. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

			2004 vs. 2003			2003 vs. 2002
($ in thousands)	2004	2003	$	%	2002	$	%
Operating Cash Flows	$105,931	$66,883	$39,048	58%	$(1,867)	$68,750	>100%
Investing Cash Flows	(35,398)	(54,033)	18,635	34%	(40,874)	(13,159)	(32)%
Financing Cash Flows	(32,687)	(17,978)	(14,709)	(82)%	(15,757)	(2,221)	(14)%

Capital Expenditures	33,398	16,989	16,409	97%	40,331	(23,342)	(58)%

Cash and Cash Equivalents	229,768	191,922	37,846	20%	197,050	(5,128)	(3)%
Inventories	431,246	424,783	6,463	2%	378,005	46,778	12%
Working Capital	278,066	253,475	24,591	10%	218,628	34,847	16%
Inventory turns	2.0	2.1			2.1

The increase in operating cash flows in 2004 was due to increased earnings and the increase in accounts payable, offset by decreases in accrued expenses and income taxes payable in 2004.  Inventory increased $4.0 million (net of adjustments related to extraordinary gain) in 2004 as compared to a decrease of $5.3 million in 2003. The rate of inventory turn (which is a measure of how fast inventory is sold and is calculated by dividing current year’s cost of sales by average inventory) for 2004 was 2.0 comparing with 2.1 in 2003.  Inventory was $86 per square foot at the end of 2004 as compared to $77 per square foot at the end of 2003.  The increase in inventory can be attributed to the fact that the Company anticipated greater sales than actually realized in the fourth quarter of 2004. Management does not anticipate significant changes to its inventory turn rates and inventory investment per square foot for the foreseeable future. Income taxes payable decreased $15.2 million due to the recording of a tax benefit of $10.5 million in the second quarter of 2004 and tax payments of $12.5 million compared to a provision of $8.5 million in 2004. The seasonality of the Company’s earnings results in substantially all of income tax payments to be made subsequent to year-end. Accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory) increased to 83.1% as of January 29, 2005 compared with 72.0% as of January 31, 2004. The increase in leverage was due to the absence of last year’s inventory related to the acquired Wherehouse stores, which was funded in October 2003 without the corresponding accounts payable, and of which a significant amount was on hand at prior year-end.  The decrease in accrued expenses in 2004 of $10.4 million was due to lower accruals for gift cards ($2.7 million), lower accruals for employee incentive costs ($4.1 million) and the absence of accruals for acquisition related costs in 2003 ($1.8 million). See Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for detail.

Cash used in investing activities was $35.4 million in 2004, as compared to $54.0 million in 2003.  In 2004, the primary uses of cash were $33.4 million for capital expenditures and $2.0 million for the acquisition of businesses (see Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail).  The majority of the Company’s capital expenditures in 2004 were spent on store improvements, relocations and new store openings.  The Company also made investments in technology in its stores including upgrading and maintenance of LVS.  The investment in technology was $5.2 million. The remainder of the Company’s capital expenditures in 2004 related to miscellaneous MIS projects.  In 2003, primary uses of cash were $37.0 million for the acquisition of businesses (see Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) and store improvements, relocations and new store openings.  In 2003, the Company made investments of $4.0 million in technology in its stores including upgrading and maintenance of LVS and continued enhancement of the Company’s Web site www.fye.com.

The Company typically finances its capital expenditures through cash generated from operations.  The Company may also receive financing from landlords in the form of construction allowances or rent concessions.   In 2005, the Company plans to spend approximately $45.0 million in additions to fixed assets. The Company anticipates replacing its point-of-sale system in 2005, which will require between $11 million and $12 million in capital spending.  The Company has signed a commitment letter for $12 million at an average interest rate of 5.76% to finance this expenditure through a capital lease transaction.

Cash used in financing activities was $32.7 million in 2004, as compared to $18.0 million in 2003.  In 2004 and 2003, the primary use of cash used in financing activities was $40.2 million and $17.0 million, respectively, to repurchase outstanding shares of the Company’s Common Stock under programs authorized by the Board of Directors.  The current share repurchase program was authorized by the Company’s Board of Directors in May 2003, and allows the Company to repurchase up to 10 million shares of Common Stock from time to time on the open market.  As of January 2004, the Company had completed the purchase of 15 million shares of common stock under previously announced programs.  As of January 29, 2005, the Company had purchased 6.9 million shares under this plan, at a total cost of $57.2 million, and 3.1 million shares were available for purchase under the current program. In 2004, the Company purchased 3.8 million shares, and as of March 18, 2005, the Company had completed the purchase of an additional 409,900 shares under the current program.

The increase in operating cash flows in 2003 as compared to 2002 was primarily due to increased earnings in 2003.  Inventory decreased $5.3 million in 2003 (net of inventory acquired from Wherehouse) as compared to a reduction in inventory of $8.4 million in 2002.  The inventory turn rate for 2003 was 2.1, the same as in 2002.  Including the Wherehouse stores, inventory was $77 per square foot at the end of 2003 as compared to $76 per square foot at the end of 2002.  Income taxes payable increased by $12.5 million due to higher current income taxes resulting from the increase in income before income taxes (including the extraordinary gain- unallocated negative goodwill). Accounts payable leveraging decreased to 72.0% as of January 29, 2005 compared with 86.5% as of January 31, 2004. The reduction in leverage was due to the inventory related to the acquired Wherehouse stores, which was funded in October 2003 without the corresponding accounts payable, and of which a significant amount was still present at year-end.  The increase in accrued expenses of $12.8 million in 2003 was the result of accruals recorded for additional employee incentive costs based on improved 2003 performance and for acquisition related costs in 2003.

Cash used in investing activities was $54.0 million in 2003, as compared to $40.9 million in 2002.  In 2003, the primary uses of cash were $17.0 million for capital expenditures and $37.0 million for acquisitions (see Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail).  The majority of the Company’s capital expenditures in 2003 were spent on store improvements, relocations and new store openings.  The Company also made investments in technology in its stores including upgrading and maintenance of LVS and continued enhancement of the Company’s Web site www.fye.com.  The investment in technology was $4.0 million. The remainder of the Company’s capital expenditures in 2003 related to miscellaneous MIS projects.

Cash used in financing activities was $18.0 million in 2003, as compared to $15.8 million in 2002.  In 2003 and 2002, the primary use of cash used in financing activities was to repurchase outstanding shares of the Company’s Common Stock under programs authorized by the Board of Directors. Cash used to repurchase outstanding shares of the Company’s Common Stock was $17.0 million and $11.3 million, respectively.

The Company has a three year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter upon the consent of both parties. The revolving credit facility contains certain restrictive provisions including provisions governing cash dividends, additional indebtedness and acquisitions, and it is collateralized by merchandise inventory.  The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of January 29, 2005 and January 31, 2004, the Company had $0.3 million and $3.5 million, respectively, in outstanding letter of credit obligations under the revolving credit facility, and $99.7 million and $96.5 million, respectively, were available for borrowing.  Interest expense in 2004 was $2.4 million, of which $1.6 million was incurred for capital leases.  Interest expense in 2003 was $2.1 million, of which $1.8 million was incurred for capital leases.

During 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. The mortgage loan and the revolving credit facility contain a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges. The revolving credit facility restricts the amount of dividends that the Company can declare up to 10% of its annual net income, excluding certain non-cash gains (see Note 5 to the Consolidated Financial Statements in this Annual Report on Form 10-K).  Payment of any dividends is further subject to levels of availability on the Company’s revolving credit facility.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations at January 29, 2005, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual		2006 -	2008 -	2010 and
Obligation	2005	2007	2009	Beyond	Total
	($ in thousands)

Operating lease obligations	$110,638	$171,015	$105,658	$59,735	$447,046
Capital lease obligations (1)	1,838	3,677	3,678	10,600	19,793
Long-term debt	448	983	1,107	2,970	5,508
Purchase obligations (2)	—	—	—	—	—
Deferred rent and other long-term liabilities (3)	361	7,434	—	—	7,795
Pension benefits	50	1,184	2,280	6,239	9,753
Total	$113,335	$184,293	$112,723	$79,544	$489,895

(1)                                  Does not include obligations of approximately $12.0 million related to the Company’s replacement of its point-of-sale system in 2005. The Company has signed a commitment letter for $12.0 million at an average interest rate of 5.76% to finance this expenditure through a capital lease transaction.

(2)                                  Purchase obligations include all legally binding contracts such as software acquisition/license commitments and legally binding service contracts or other commitments.  Purchase orders for inventory and other services are not included in the table above.  Purchase orders represent authorization to purchase rather than binding agreements.  For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods.

(3)                                  As part of a settlement agreement with the IRS, the Company is required to pay interest of approximately $180,000 every six months, through fiscal year 2007, and a final principal payment of $7.1 million in 2007.  These payments are pursuant to the settlement of matters with regard to corporate owned life insurance polices and reported in other long-term liabilities in the Consolidated Balance Sheets as of January 29, 2005. Included in deferred rent and other long-term liabilities are unfavorable lease valuations of $1.8 million, the long-term portion of deferred rent of $10.0 million which are not reflected in the table above as they do not represent legally binding arrangements.  Also included in long-term liabilities is the long-term portion of the straight line rent liability of $11.3 million, which is included in operating lease obligations in the table above.

The Company offers a 401(k) Savings Plan to eligible employees (see also Note 9 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  Total expense related to the Company’s matching contribution was $897,000, $858,000 and $900,000 in 2004, 2003 and 2002, respectively.  The Company expects to expense and fund an amount in 2005 that is comparable to these historical amounts.

Related Party Transactions.

The Company leases its 168,400 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015.  The original distribution center/office facility was constructed in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $1.8 million in 2004, 2003 and 2002.  Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index.  Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises.  Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contains any real property purchase option at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under a long-term operating lease.  Annual rental payments under this lease were $40,000 in 2004, 2003 and 2002.  Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Until 2002, the Company had also leased another store location from Mr. Higgins. During 2002, Mr. Higgins sold the store location and prior to the sale, the Company made rental payments of $20,000 for this store. Total additional charges for both store locations, including contingent rent, were approximately $14,500, $4,600 and $8,000 in 2004, 2003 and 2002 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins.  Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins holds a 47.5% share, the Company paid $1,000, $60,000, and $70,000 for chartered aircraft services in 2004, 2003, and 2002, respectively.  The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins.  Payments to Crystal Jet aggregated $10,000, $13,000 and $20,000 in 2004, 2003 and 2002, respectively.  The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins.  Payments to Richmor Aviation in 2004, 2003 and 2002 were $314,000, $235,000 and $209,000, respectively.  The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

During 2000, the Company made loans aggregating $443,000 to John J. Sullivan, the Company’s Executive Vice President and Chief Financial Officer, and $258,000 to Bruce J. Eisenberg, the Company’s Executive Vice President – Real Estate. The loans were in made connection with income taxes due on the vesting of restricted stock.    The full amount of the loans were repaid as of January 29, 2005.  During the first half of 2002, the Company made an interest free loan totaling $100,000 to Fred L. Fox, the Company’s Executive Vice President - Merchandising and Marketing. The loan was made in connection with Mr. Fox’s hiring and relocation. The loan was repaid in full as of January 29, 2005.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in 2004, 2003 and 2002 for which the Company incurred fees of $115,000, $202,000 and $161,000 respectively.  Kaye Scholer concluded its representation of the Company in 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets and goodwill, provision for income taxes, and accounting for vendor allowances.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.   Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost or market as determined by the average cost method. The average cost method attaches a cost to each item and is a blended average is the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost.  Inherent in the entertainment software industry is the risk of obsolete inventory.  Typically, newer releases generate a higher product demand.  Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete.  The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year.  Such estimates are based on historical results and trends, and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $17.2 million, $14.0 million and $16.4 million, in 2004, 2003 and 2002 respectively.  As a rate to sales, this equaled 1.3%, 1.0% and 1.3%, respectively.  Fiscal years 2004 and 2002 had higher product shrink associated with the Company’s distribution centers than fiscal 2003.  The Company expects to realize approximately the same rate of shrink and obsolescence for the foreseeable future as recorded in fiscal 2004.  Presently, a 0.1% change in the rate of shrink and obsolescence provision would equal approximately $1.3 million in additional charge or benefit to cost of sales, based on 2004 sales.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors.   These vendors often reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned.  The Company records merchandise return charges in cost of sales.  The Company incurred merchandise return charges in its fiscal years 2004, 2003 and 2002 of $12.4 million, $13.5 million and $11.1 million, respectively.  The level of merchandise return charges incurred is directly related to the level of merchandise returns.

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

When the Company determines that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company tests for impairment to determine if an impairment charge is needed. Goodwill is tested annually for impairment under the provisions of SFAS No. 142. The Company used a two-step impairment assessment to determine if an impairment charge was needed. The first step of the goodwill impairment test compared the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit had exceeded its carrying amount, goodwill of the reporting unit would have been considered not impaired, and the second step of the impairment test would not have been necessary. Since the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss.

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

Impairment losses recorded in 2004, 2003 and 2002 were $0 million, $3.7 million and $0, respectively.  The 2003 amount which is reflected in SG&A expenses in the Consolidated Statement of Operations represents the write-down of the fixed assets of www.fye.com pursuant to the Company’s decision to outsource the operation of its Web site.  Losses for store closings in the ordinary course of business represent the write down of net book value of abandoned fixtures and leasehold improvements.  The loss on disposal of fixed assets related to store closings was $2.8 million, $2.5 million and $2.8 million in 2004, 2003 and 2002, respectively, and is included in SG&A expenses.  Losses due to the write down of fixed assets related to store closings are included in Loss on disposal of fixed assets in the Consolidated Statements of Cash Flows.  Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.  Also, actual store closures usually occur within three to six months of the planned store closure date.  As a result, changes in depreciation estimates as required by Accounting Principles Board, Opinion No. 20, Accounting Changes (“APB 20”), do not have a material impact on financial results.

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

Accounting for Vendor Allowances: In accordance with the provisions of FASB’s Emerging Issues Task Force in March 2003 regarding the accounting for vendor allowances, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are to be recognized as a reduction of cost of sales, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell the vendor’s products.

In adopting the guidance of EITF No. 02-16, the Company changed its previous method of accounting for cooperative advertising and other vendor allowances.  This new practice changed the timing of recognizing allowances in net earnings and had the effect of reducing inventory and related cost of sales.

Prior to adoption of EITF No. 02-16, vendor allowances were recognized as an offset to SG&A expenses. These allowances exceeded the specific, incremental costs of the advertising and promotional expenses incurred by the Company.  The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses within SG&A expenses.

In accordance with the provisions of EITF No. 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to advertising and promotional events conducted for vendors are required to be classified as a reduction of the purchase price of merchandise inventory and recognized as a reduction of cost of sales as the merchandise inventory is sold.  The amount of vendor allowances to be recorded as a reduction of merchandise inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise inventory purchases.  This ratio is then applied to the value of merchandise inventory to determine the amount of vendor reimbursements that are recorded as a reduction to merchandise inventory as reflected in the Consolidated Balance Sheets at January 29, 2005, and January 31, 2004. The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of fiscal 2002, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million. For additional discussion regarding the charge, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Construction Allowances: On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission issued a clarification of their interpretation of certain accounting issues and their application under U.S. generally accepted accounting principles relating to operating leases.  After an internal review and discussion with its independent auditors, the Company determined its then current method of accounting for allowances provided by landlords to fund leasehold improvements needed to be revised.  Historically, the Company accounted for these allowances as reductions to the related leasehold improvements on its Consolidated Balance Sheets and as a reduction of related investing activities on its Consolidated Statements of Cash Flows.  Management revised its method of accounting for these allowances to record them as deferred credits on its Consolidated Balance Sheets and as a component of operating activities on its Consolidated Statements of Cash Flows.  The net, unamortized allowances recorded in the January 29, 2005 Consolidated Balance Sheets is $12.4 million, of which $10.0 million is reflected under deferred rent and other long-term liabilities and $2.4 million is reflected in accrued expenses.  The cumulative adjustment to the Consolidated Statement of Earnings for fiscal 2004 as result of the revision was to decrease net income by $0.4 million. The revision does not, however, affect the classification of the amortization of these allowances in the Consolidated Statement of Earnings. See Note 4 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95. SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

SFAS No. 123R is effective for periods beginning after June 15, 2005. SFAS No. 123R will apply to awards granted, modified, or settled in cash on or after that date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending January 29, 2005, net income would have been lower by approximately $2.9 million. The Company is currently evaluating the transition methods.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities.  To the extent the Company borrows under its credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  Based on an interest rate of 5.25% (prime rate as of January 29, 2005), if interest rates on the Company’s credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. Information about the fair value of financial instruments is included in Note 1of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company’s Consolidated Financial Statements is included in Item 15, and the Consolidated Financial Statements follow the signature page to this Annual Report on Form 10-K and are incorporated herein by reference.

The quarterly results of operations are included herein in Note 12 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) as of January 29, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to such officers on a timely basis.

Management’s Report on Internal Control Over Financial Reporting:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in internal control over financial reporting: There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during the fourth quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Board of Directors Meetings and Its Committees” in the Company’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2005.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers and Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2005.

(c) Code of Ethics

Incorporated herein by reference is the information appearing under the exhibit “Code of Ethics” in the Company’s Form 8-K filed on August 18, 2004 filed with the Securities and Exchange Commission.

Item 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Officers and Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2005.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2005.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 9 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock option plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2005.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2005.

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

15(b) Reports on Form 8-K

A Form 8-K was filed on February 26, 2005, incorporating by reference Trans World Entertainment’s February 24, 2005 press release announcing the Company’s financial results for the quarter and year ended January 29, 2005.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date:	April 14, 2005	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer and President	April 14, 2005
(Robert J. Higgins)	(Principal Executive Officer)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial	April 14, 2005
(John J. Sullivan)	and Chief Accounting Officer) and Secretary

/s/ MARK A. COHEN	Director	April 14, 2005
(Mark A. Cohen)

/s/ GEORGE W. DOUGAN	Director	April 14, 2005
(George W. Dougan)

/s/ MARTIN E. HANAKA	Director	April 14, 2005
(Martin E. Hanaka)

/s/ ISAAC KAUFMAN	Director	April 14, 2005
(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 14, 2005
(Dr. Joseph G. Morone)

/s/ MICHAEL B. SOLOW	Director	April 14, 2005
(Michael B. Solow)

/s/ EDMOND THOMAS	Director	April 14, 2005
(Edmond Thomas)

TRANS WORLD ENTERTAINMENT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at January 29, 2005 and January 31, 2004

Consolidated Statements of Operations - Fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003

Consolidated Statements of Cash Flows - Fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 29, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 2 to the consolidated financial statements, the Company changed its methods of accounting for goodwill and vendor allowances, respectively, effective February 3, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trans World Entertainment Corporation’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
April 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trans World Entertainment Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Trans World Entertainment Corporation and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trans World Entertainment Corporation and subsidiaries maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Trans World Entertainment Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 29, 2005 and January 31, 2004, and related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 29, 2005, and our report dated April 8, 2005 expressed a unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
April 8, 2005

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	January 29,	January 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$229,768	$191,922
Accounts receivable	6,202	9,182
Merchandise inventory	431,246	424,783
Prepaid expenses and other	6,804	6,700
Deferred taxes	15,526	7,349
Total current assets	689,546	639,936

FIXED ASSETS, net	130,196	125,641

DEFERRED TAXES	25,039	39,964
OTHER ASSETS	14,872	12,217
TOTAL ASSETS	$859,653	$817,758

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$358,396	$306,298
Income taxes payable	8,592	25,689
Accrued expenses and other	43,712	54,079
Current portion of long-term debt	448	—
Current portion of capital lease obligations	332	395
Total current liabilities	411,480	386,461

LONG –TERM DEBT, less current portion	5,060	—
CAPITAL LEASE OBLIGATIONS, less current portion	6,977	7,465
DEFERRED RENT AND OTHER LIABILITIES	31,813	24,648
TOTAL LIABILITIES	455,330	418,574

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,014,598 shares and 54,245,838 shares issued in 2004 and 2003, respectively)	550	542
Additional paid-in capital	292,922	288,272
Unearned compensation – restricted stock	(46)	(23)
Accumulated other comprehensive loss	(1,094)	—
Treasury stock at cost (21,988,949 and 18,147,291 shares in 2004 and 2003, respectively)	(186,298)	(146,055)
Retained earnings	298,289	256,448
TOTAL SHAREHOLDERS’ EQUITY	404,323	399,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$859,653	$817,758

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003

Sales	$1,365,133	$1,330,626	$1,281,869
Cost of sales	869,999	842,726	815,071
Gross profit	495,134	487,900	466,798
Selling, general and administrative expenses	450,162	459,441	465,893
Goodwill impairment charge	—	—	40,914
Income (loss) from operations	44,972	28,459	(40,009)
Interest expense	2,444	2,147	2,349
Other expense (income), net	(1,039)	(718)	(1,231)
Income (loss) before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	43,567	27,030	(41,127)
Income tax expense (benefit)	4,892	8,302	(9,341)
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	38,675	18,728	(31,786)
Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,979 and $2,437 in 2004 and 2003, respectively	3,166	4,339	—
Cumulative effect of change in accounting principle, net of income taxes of $8,950	—	—	(13,684)
NET INCOME (LOSS)	$41,841	$23,067	$(45,470)
BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$1.12	$0.50	$(0.79)
Extraordinary gain – unallocated negative goodwill	0.09	0.12	—
Cumulative effect of change in accounting principle	—	—	(0.34)
Basic earnings (loss) per share	$1.21	$0.62	$(1.13)

Weighted average number of common shares outstanding – basic	34,531	37,422	40,224

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$1.06	$0.49	$(0.79)
Extraordinary gain – unallocated negative goodwill	0.09	0.11	—
Cumulative effect of change in accounting principle	—	—	(0.34)
Diluted earnings (loss) per share	$1.15	$0.60	$(1.13)

Weighted average number of common shares outstanding – diluted	36,297	38,209	40,224

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

($ in thousands)

				Unearned			Accum.
			Additional	Compensation			Other
	Common Stock		Paid-in	Restricted	Treasury Stock		Comp.	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Shares	Amount	Loss	Earnings	Equity
Balance as of February 2, 2002	53,929	$539	$286,767	$(280)	(12,885)	$(117,811)	—	$278,851	$448,066
Net loss	—	—	—	—	—	—	—	(45,470)	(45,470)
Issuance of treasury stock under incentive stock programs	—	—	8	—	1	9	—	—	17
Repurchase of shares of treasury stock	—	—	—	—	(2,221)	(11,301)	—	—	(11,301)
Amortization of unearned compensation – restricted stock	—	—	—	164	—	—	—	—	164
Issuance of stock to Directors	—	—	150	—	—	—	—	—	150
Exercise of stock options and related tax benefit	117	1	477	—	—	—	—	—	478
Balance as of February 1, 2003	54,046	$540	$287,402	$(116)	(15,105)	$(129,103)	—	$233,381	$392,104
Net income	—	—	—	—	—	—	—	23,067	23,067
Repurchase of shares of treasury stock	—	—	—	—	(3,042)	(16,952)	—	—	(16,952)
Amortization of unearned compensation – restricted stock	—	—	—	93	—	—	—	—	93
Issuance of stock to Directors	—	—	50	—	—	—	—	—	50
Exercise of stock options and related tax benefit	200	2	820	—	—	—	—	—	822
Balance as of January 31, 2004	54,246	$542	$288,272	$(23)	(18,147)	$(146,055)	—	$256,448	$399,184
Comprehensive income:
Net income	—	—	—	—	—	—	—	41,841	41,841
Excess of additional minimum pension liability over unrecognized prior service cost, net of income taxes of $747	—	—	—	—	—	—	$(1,094)	—	(1,094)
Total comprehensive income									40,747
Repurchase of shares of treasury stock	—	—	—	—	(3,843)	(40,247)	—	—	(40,247)
Issuance of treasury stock under incentive stock programs	—	—	6	—	1	4	—	—	10
Amortization of unearned compensation – restricted stock	—	—	—	28	—	—	—	—	28
Issuance of restricted stock	5	—	51	(51)	—	—	—	—	—
Issuance of stock to Directors	12	—	52	—	—	—	—	—	52
Exercise of stock options and related tax benefit	752	8	4,541	—	—	—	—	—	4,549
Balance as of January 29, 2005	55,015	$550	$292,922	$(46)	(21,989)	$(186,298)	$(1,094)	$298,289	$404,323

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$41,841	$23,067	$(45,470)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of fixed assets	39,796	40,539	42,476
Amortization of lease valuations, net	(844)	(893)	(148)
Stock compensation programs	90	143	368
Loss on disposal of fixed assets	2,848	2,544	2,834
Loss on impairment of fixed assets	—	3,682	—
Write-off of investments in unconsolidated affiliates	—	—	9,311
Goodwill impairment charge	—	—	40,914
Deferred tax expense (benefit)	6,948	(4,106)	(9,877)
Cumulative effect of change in accounting principle, net of income taxes	—	—	13,684
Extraordinary gain on acquisition of businesses, net of income taxes	(3,166)	(4,339)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,980	1,009	(3,052)
Merchandise inventory	(4,009)	5,275	8,428
Prepaid expenses and other	(104)	(1,218)	1,298
Other assets	(2,730)	(353)	771
Accounts payable	52,098	(20,661)	(51,943)
Income taxes payable	(15,151)	12,479	(12,399)
Accrued expenses and other	(10,442)	12,849	784
Deferred rent and other liabilities	(4,224)	(3,134)	154
Net cash provided (used) by operating activities	105,931	66,883	(1,867)

INVESTING ACTIVITIES:
Purchases of fixed assets	(33,398)	(16,989)	(40,331)
Proceeds from sales of fixed assets	—	—	34
Acquisition of businesses	(2,000)	(37,044)	—
Purchase of investments in unconsolidated affiliates	—	—	(577)
Net cash used by investing activities	(35,398)	(54,033)	(40,874)

FINANCING ACTIVITIES:
Proceeds from long-term debt	5,760	—	—
Payments of long-term debt	(252)	—	—
Payments of capital lease obligations	(551)	(1,640)	(4,711)
Payments for purchases of treasury stock	(40,247)	(16,952)	(11,301)
Proceeds from exercise of stock options	2,603	614	255
Net cash used by financing activities	(32,687)	(17,978)	(15,757)

Net increase (decrease) in cash and cash equivalents	37,846	(5,128)	(58,498)
Cash and cash equivalents, beginning of year	191,922	197,050	255,548
Cash and cash equivalents, end of year	$229,768	$191,922	$197,050
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock under incentive stock programs	$10	—	$17
Issuance of restricted shares under restricted stock plan	51	—	—
Income tax benefit resulting from exercises of stock options	1,946	$208	186

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of music, video, including DVD and VHS, games and related products in the United States.  The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com in a single industry segment.  As of January 29, 2005, the Company operated 810 stores totaling approximately 5.0 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the eastern half of the United States.  The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated.  Certain amounts in previously issued consolidated financial statements were reclassified to conform to fiscal 2004 presentation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending on the Saturday nearest to January 31.  Fiscal 2004, 2003, and 2002 ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively, and each fiscal year consisted of 52 weeks.

On February 7, 2005 the Office of the Chief Accountant of the U.S. Securities and Exchange Commission issued a clarification of their interpretation of certain accounting issues and their application under U.S. generally accepted accounting principles relating to operating leases.  After an internal review and discussion with its independent auditors, the Company determined its then current method of accounting for allowances provided by landlords to fund leasehold improvements needed to be revised.  Historically, the Company accounted for these allowances as reductions to the related leasehold improvements on its Consolidated Balance Sheets and as a reduction of related investing activities on its Consolidated Statements of Cash Flows.  Management revised its method of accounting for these allowances to record them as deferred credits (“deferred rent”) on its Consolidated Balance Sheets and as a component of operating activities on its Consolidated Statements of Cash Flows.  See Note 4 to the Consolidated Financial Statements for detailed discussion.

Revenue Recognition:  The Company’s revenue is primarily from retail sales of merchandise inventory.  Revenue is recognized at the point-of-sale.  There are no provisions for uncollectible amounts since payment is received at the time of sale.  Reductions of revenue for returns by customers are provided at the point of return due to infrequency and occurrence within short intervals of the sale and immateriality to the consolidated financial statements.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are comprised of receivables and unbilled revenues from advertising services performed for third parties, and amounts due under operating or service agreements with unaffiliated entities, loans to related business ventures, and other, individually insignificant amounts.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, inspecting and warehousing.  Also included are costs associated with the return of product to vendors.  Cost of sales further includes the cost of inventory shrink and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 4 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  Selling, general and administrative expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Vendor Allowances: The Company receives vendor allowances for certain events offered to its vendors.  These events include items such as in-store display promotions, co-op print advertising, and other promotional events.  Prior to 2002, all vendor allowances were recognized as an offset to selling, general and administrative expenses. In 2002, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective retroactively as of the beginning of 2002. Accordingly, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are required to be classified as a reduction in the purchase price of merchandise inventory. See Note 2 to the Consolidated Financial Statements for further discussion.

Concentration of Credit Risks: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term funds and money market instruments considered to be cash equivalents.  The Company’s investment portfolio is diversified and consists of short-term investment grade securities consistent with its investment guidelines.  These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs.  The Company maintains cash and cash equivalents with various financial institutions.  At times, such amounts may exceed the FDIC limits.  The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Concentration of Business Risks: The Company purchases inventory for its stores from approximately 840 suppliers, with approximately 55% of purchases being made from four major suppliers.  Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply.  However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company’s advertising programs.

Investments in Unconsolidated Affiliates: Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to operations.  Write-off of investments in unconsolidated affiliates for other than temporary decline in market value amounted to $0, $0 and $9.3 million, for 2004, 2003 and 2002, respectively, which is reflected in SG&A expenses in the Consolidated Statements of Operations.  In 2002, the Company recorded charges of $5.5 million and $3.8 million for the write down of certain investments in Data Play Inc. and Sheridan Square Entertainment LLC, respectively, which were deemed impaired.

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost or market as determined by the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year.  Such estimates are based on historical results and trends, and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly.

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

Fixed Assets and Depreciation: Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method.  The estimated useful lives are as follows:

Leasehold improvements	Lesser of estimated useful life of the asset or the lease term
Fixtures and equipment	3-7 years (estimated useful life of the asset)
Buildings	30 years

Major improvements and betterments to existing facilities and equipment are capitalized.  Expenditures for maintenance and repairs are expensed as costs are incurred. A majority of the Company’s operating leases are ten years in term.  Amortization of capital lease assets is included in depreciation and amortization expense.

Impairment of Long-Lived Assets: The Company accounts for fixed assets and other long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposition costs.

Impairment losses recorded in 2004, 2003 and 2002 were $0 million, $3.7 million and $0, respectively.  The 2003 amount which is reflected in SG&A expenses in the Consolidated Statement of Operations represents the write-down of the fixed assets of www.fye.com pursuant to the Company’s decision to outsource the operation of its Web site.  Losses for store closings in the ordinary course of business represent the write down of net book value of abandoned fixtures and leasehold improvements.  The loss on disposal of fixed assets related to store closings was $2.8 million, $2.5 million and $2.8 million in 2004, 2003 and 2002, respectively, and is included in SG&A expenses.  Losses due to the write down of fixed assets related to store closings are included in loss on disposal of fixed assets in the Consolidated Statements of Cash Flows.  Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.  Also, actual store closures usually occur within three to six months of the planned store closure date.  As a result, changes in depreciation estimates as required by Accounting Principles Board, Opinion No. 20, Accounting Changes (“APB 20”), do not have a material impact on financial results.

Goodwill: Goodwill represents the adjusted amount of the cost of acquisitions in excess of fair value of net assets acquired in purchase transactions. Effective February 3, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill is no longer amortized but is now subject to a periodic impairment test performed, at a minimum, on an annual basis.  If the carrying value of goodwill exceeds its fair value, an impairment loss shall be recognized.  The Company has $62,000 and $0 in recorded goodwill as at January 29, 2005 and January 31, 2004 respectively.

The Company tested goodwill pursuant to SFAS No. 142 at the end of 2002 and determined that all of its recorded goodwill was impaired. Accordingly a non-cash goodwill impairment charge of $40.9 million was recorded in loss from operations during the fourth quarter of 2002. This impairment charge resulted from operating profits and cash flows being lower than expected during the second half of 2002.  Based on this trend, the earnings forecasts of the Company were revised. Given the retail music industry conditions at that time, including CD piracy, management lowered its near-term expectations for its business resulting in the impairment charge. The fair values of the Company’s reporting units were based on the expectations for these businesses at the time. A discounted cash flow model based upon the Company’s weighted average cost of capital, and other widely accepted valuation techniques, including market multiple analyses, were used to determine the fair value of the Company’s reporting units for purposes of testing goodwill impairment.

Advertising Costs:  In 2002, the Company adopted new guidance issued by the FASB’s Emerging Issues Task Force, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, regarding vendor allowances. See Note 2 to the Consolidated Financial Statements.  Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, were $23.9 million, $21.2 million, and $18.8 million in 2004, 2003, and 2002 respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses as reimbursements of such cost in accordance with EITF No. 02-16 were $11.8 million, $12.7 million, and $12.1 million in 2004, 2003, and 2002, respectively.  Prior to 2002, all vendor allowances were included as a reduction of advertising expenses in SG&A expenses (See Note 2 to the Consolidated Financial Statements for discussion regarding the change in accounting principle).

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

Gift Certificates: The Company offers gift certificates for sale in the form of gift cards.  A deferred income account, which is included in accrued expenses and other in the Consolidated Balance Sheets, is established for gift cards issued.  When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company recorded breakage on its gift cards for 2004, 2003 and 2002 in the amount of $4.7 million, $3.5 million and $3.5 million, respectively.

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

Comprehensive Income (Loss): The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.  In 2003 and 2002, the Company did not have other items of comprehensive income as defined by SFAS No. 130, and accordingly, comprehensive income (loss) is equal to net income (loss). Comprehensive income for 2004 consists of net income and the excess additional minimum pension liability over unrecognized prior service cost and is presented in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

Stock-Based Compensation: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44,

Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25, in accounting for its fixed plan stock options.  Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method.  SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No.148. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year
	2004	2003	2002
	($ in thousands, except per share amounts)
Net income (loss), as reported	$41,841	$23,067	$(45,470)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	159	93	84
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,919)	(3,347)	(4,036)
Pro forma net income (loss)	$39,081	$19,813	$(49,422)
Earnings (loss) per share:
Basic - as reported	$1.21	$0.62	$(1.13)
Basic – pro forma	$1.13	$0.53	$(1.23)
Diluted – as reported	$1.15	$0.60	$(1.13)
Diluted – pro forma	$1.08	$0.52	$(1.23)

Earnings (Loss) Per Share: Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period.  Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock options from the Company’s Stock Option Plans. See Note 9 to the Consolidated Financial Statements.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2004	2003	2002
	(in thousands)
Weighted average common shares outstanding – basic	34,531	37,422	40,224
Dilutive effect of employee stock options	1,766	787	—
Weighted average common shares outstanding – diluted	36,297	38,209	40,224

Antidilutive stock options	1,631	5,322	6,901

Antidilutive stock options outstanding for 2004 and 2003 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the period. For 2002, all stock options outstanding were excluded from the computation of dilutive loss per share as the impact would be antidilutive.

Fair Value of Financial Instruments: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The carrying value of the Company’s long-term debt, including current portion, approximates fair value based on estimated discounted future cash flows for remaining maturities and rates currently offered to the Company for similar debt instruments. The Company had outstanding product import letters of credit, with a fair value of $0.3 million and $3.5 million as of January 29, 2005 and January 31, 2004, respectively.

Segment Information: The Company has one reportable segment and, in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the following table shows revenues by merchandise category for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003:

	January 29, 2005	January 31, 2004	February 1, 2003
	($ in thousands)
Music:
Compact discs	$736,149	$717,145	$713,643
Audio cassettes and singles	14,463	23,819	40,910
Total Music	750,612	740,964	754,553
Video:
VHS	37,781	60,891	85,992
DVD	360,262	313,977	228,503
Total Video	398,043	374,868	314,495
Games	89,297	80,888	78,183
Other	127,181	133,906	134,638
Total	$1,365,133	$1,330,626	$1,281,869

The “Other” category includes electronics, accessories, boutique, and other sales, none of which individually exceeds 5%.

Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95. SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

SFAS No. 123R is effective for periods beginning after June 15, 2005. SFAS No. 123R will apply to awards granted, modified, or settled in cash on or after that date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ending January 29, 2005, net income would have been lower by approximately $2.9 million. The Company is currently evaluating the transition methods.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires that exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

Prior to adoption of EITF No. 02-16, vendor allowances were recognized as an offset to selling, general and administrative expenses. These allowances exceeded the specific, incremental costs of the advertising and promotional expenses incurred by the Company.  The portion of the allowances in excess of the specific, incremental costs was recorded as an offset to other operating expenses included in SG&A expenses.

In accordance with the provisions of EITF No. 02-16, vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to advertising and promotional events conducted for vendors are required to be classified as a reduction of the purchase price of merchandise inventory and recognized as a reduction of cost of sales as the merchandise inventory is sold.  The amount of vendor allowances to be recorded as a reduction of merchandise inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise inventory purchases.  This ratio was then applied to the value of merchandise inventory to determine the amount of vendor reimbursements that were recorded as a reduction to merchandise inventory as reflected in the Consolidated Balance Sheets. The Company adopted the new guidance related to this method of accounting for cooperative advertising and certain other vendor allowances effective from the beginning of 2002, resulting in a one-time, non-cash charge of $13.7 million, net of income taxes of $8.9 million.

Note 3.  Business Combinations

On July 22, 2004, the Company acquired the remaining 29% of the issued and outstanding shares of Second Spin Inc., for cash of $2.0 million.   The Company now owns 100% of the issued and outstanding shares of Second Spin Inc. In accordance with SFAS No. 141, Business Combinations, the transaction was accounted for as a step acquisition with the excess of purchase price over the fair value reported as goodwill.  The Company recorded goodwill of $62,000 related to this transaction. Prior to the step acquisition, the Company had consolidated all of the net assets and operations of Second Spin Inc. in its Consolidated Balance Sheets and Consolidated Statements of Operations due to Second Spin’s accumulated operating losses, and accordingly no minority interest had been reflected in the consolidated financial statements.

The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. (“Wherehouse”) and CD World Inc. (“CD World”) in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis during 2003 using information available at the time. Extraordinary gain for 2003 was $4.3 million, which is net of income taxes of $2.4 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired in excess of the purchase price of the assets.  In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired was finalized and adjusted during 2004, resulting in an extraordinary gain of $3.2 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain represents adjustments to the value of liquidated inventory ($2.5 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.1 million) and occupancy related expenses ($0.6 million).

Note 4. Fixed Assets

Fixed assets consist of the following:

	January 29, 2005	January 31, 2004
	($ in thousands)
Buildings	$26,275	$18,926
Fixtures and equipment	198,396	189,609
Leasehold improvements	139,283	120,570
	363,954	329,105
Allowances for depreciation and amortization	(233,758)	(203,464)
	$130,196	$125,641

Depreciation and amortization expense related to the Company’s distribution center facility and equipment of $2.5 million, $2.4 million and $2.3 million in 2004, 2003 and 2002, respectively, is included in cost of sales.  All other depreciation and amortization of fixed assets is included in SG&A expenses.

Depreciation and amortization of fixed assets is included in the consolidated statements of operations as follows:

	Fiscal Year
	2004	2003	2002
	($ in thousands)
Cost of sales	$2,466	$2,405	$2,318
Selling, general and administrative expenses	$37,330	$38,134	$40,158

On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission issued a clarification of their interpretation of certain accounting issues and their application under U.S. generally accepted accounting principles relating to operating leases.  After an internal review and discussion with its independent auditors, the Company determined its then current method of accounting for allowances provided by landlords to fund leasehold improvements needed to be revised.  Historically, the Company accounted for these allowances as reductions to the related leasehold improvements on its Consolidated Balance Sheets and as a reduction of related investing activities on its Consolidated Statements of Cash Flows.  Management revised its method of accounting for these allowances to record them as deferred rent on its Consolidated Balance Sheets which will be amortized as a reduction in rent expense over the life of the related leases. This will result in rent expense being recorded at an earlier date for each lease and will reduce future monthly rent expense, as the total rent due under the lease is recognized over a greater number of months.

The net, unamortized allowances recorded in the January 29, 2005 Consolidated Balance Sheets is $12.4 million, of which $10.0 million is reflected under deferred rent and other long-term liabilities and the remaining amounts are included in accrued expenses and other. The cumulative adjustment to the Consolidated Statements of Operations for 2004 as result of the revision was to decrease net income by approximately $0.2 million.  The revision does not, however, affect the classification of the amortization of these allowances in the Consolidated Statements of Operations.

During the Company’s review of its accounting for allowances, described above, it came to light there were certain leasehold improvements recorded with useful lives exceeding the related remaining lease terms of the respective stores.  The Company’s policy with respect to leasehold improvements is to compute depreciation expense based on the shorter of the useful life of the asset or its related store lease term.  The cumulative adjustment to the Consolidated Statements of Operations for 2004 as result of the revision was to decrease net income by $1.2 million. The portion of the adjustment attributable to 2004 was approximately $0.5 million, with the remaining impact attributed to prior periods.

No adjustment will be made to prior periods for the revision to the accounting for allowances or the adjustment to depreciation on leasehold improvements, as management considers these items to be immaterial to the Company’s consolidated financial statements.  These items, individually, or together, do not change previously reported earnings per share in prior years by more than $0.01, and do not change previously reported total assets or liabilities by more than 4.0%.

Note 5.  Debt

The Company has a three year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter upon the consent of both parties. The revolving credit facility contains certain restrictive provisions including provisions governing cash dividends, additional indebtedness and acquisitions, and it is collateralized by merchandise inventory.  During 2004, 2003 and 2002, the highest aggregate balances outstanding under the revolving credit facility were $28.0 million, $58.3 million and $34.9 million, respectively.  The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of January 29, 2005 and January 31, 2004, the Company had $0.3 million and $3.5 million, respectively, in outstanding letter of credit obligations under the revolving credit facility, and $99.7 million and $96.5 million, respectively, were available for borrowing.

During 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate.

The mortgage loan and the revolving credit facility contain a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.  The Company is restricted by its credit agreement in the amount of dividends it can declare to up to 10% of its annual net income, excluding certain non-cash gains.  Payment of any dividends is further subject to levels of availability on the Company’s credit line.  The following table presents principal cash payments of long-term debt by expected maturity dates as of January 29, 2005:

Long-term debt
($ in thousands)
2005	448
2006	477
2007	506
2008	537
2009	570
Thereafter	2,970
Total	5,508
Less: current portion	448
Long –term debt obligation	$5,060

Note 6.  Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal Year
	2004	2003	2002
	($ in thousands)
Federal – current	$(3,969)	$10,044	$(1,034)
State – current	1,913	2,364	1,570
Deferred	6,948	(4,106)	(9,877)
	$4,892	$8,302	$(9,341)

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	2.1%	3.5%	2.7%
Change in federal valuation allowance	(2.1)%	(0.4)%	(5.1)%
Closing of federal tax examination	(24.2)%	—	—
Corporate-owned life insurance payment settlement, net	—	(7.4)%	—
Goodwill impairment charge (See Note 1 to the Consolidated Financial Statements)	—	—	(9.8)%
Other	0.4%	—	(0.1)%
Effective income tax rate	11.2%	30.7%	22.7%

During 2004, the Company closed a federal tax examination for periods through the Company’s 2000 fiscal year. The settlement closed all outstanding matters related to corporate-owned life insurance policies which were part of the Company’s acquisition of CM Holdings Inc. (“Camelot”) in 1999. As a result of the closing agreement with the Internal Revenue Service (“IRS”), the Company recorded a tax benefit of $10.5 million, which reversed federal income tax payable amounts originally recorded in the years covered by the examination. The closing of the federal tax examination further resulted in the recording of a state deferred tax benefit, net of federal tax effect of $0.9 million in 2004, attributable to state net operating loss carryforwards from Camelot. The amounts and utilization of these state net operating loss carryforwards had been uncertain until the closing of the federal tax examination in 2004.

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the IRS in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the October 2000 court decision. The remaining accrued liabilities attributable to this matter are $8.7 million and $8.1 million which are included in deferred rent and other long-term liabilities in the Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004, respectively.  During the second fiscal quarter of 2003, the Company and the IRS agreed on final computation and payment terms (including bankruptcy provision interpretations, an interest holiday and interest compounding) for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in fiscal 2003.  Under the final payment terms, the Company has agreed to make annual interest payments and a final principal payment of approximately $7.1 million in 2007.

Significant components of the Company’s deferred tax assets are as follows:

	January 29, 2005	January 31, 2004
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$3,203	$3,508
Accounts receivable	121	797
Inventory	4,707	2,835
Retirement and compensation related accruals	3,499	2,152
Fixed assets	—	14,756
Federal and state net operating loss and credit carryforwards	14,509	12,531
Real estate leases, including deferred rent	12,620	8,164
Losses on investments	4,000	5,267
Goodwill	7,041	7,799
Other	354	460
Gross deferred tax assets before valuation allowance	50,054	$58,269
Less: valuation allowance	(8,763)	(10,956)
Total deferred tax assets	$41,291	$47,313

DEFERRED TAX LIABILITIES
Fixed assets	726	—
Total deferred tax liabilities	726	—

NET DEFERRED TAX ASSET	$40,565	$47,313

The net deferred tax asset is classified on the Company’s Consolidated Balance Sheets as follows:

	January 29, 2005	January 31, 2004
	($ in thousands)
Current deferred tax asset	$15,526	$7,349
Non-current deferred tax asset, net	25,039	39,964
	$40,565	$47,313

As disclosed in Note 3 to the Consolidated Financial Statements, the Company acquired the remaining 29% interest in Second Spin, Inc. (“Second Spin”) during 2004. In connection with this step acquisition transaction, deferred tax assets amounting to $1.4 million were recorded at the date of the acquisition related to the tax effects of Second Spin’s federal and state net operating loss carryforwards and other deductible temporary differences. Prior to this acquisition, a valuation allowance in the amount of the gross deferred tax asset had been recorded as management considered it more likely than not that the net operating loss carryforwards would not be realized by Second Spin as a separate entity. Second Spin has been merged into the Company and inclusion in the Company’s consolidated tax return will enable these net operating loss carryforwards to be utilized within the expiration periods.

The Company had a net operating loss carryforward of $9.7 million for federal income tax purposes and $199.1 million for state income tax purposes as of the end of 2004 that expire at various times through 2024 and are subject to certain limitations.  The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, and tax planning strategies, the valuation allowance was decreased from $11.0 million to $8.8 million, a level where management believes that it is more likely than not that the tax benefit will be realized.  Of this decrease in the valuation allowance, $0.1 million is reflected as state income taxes, net of federal income tax effect. The valuation allowance was decreased to account for the utilization of federal and state deferred tax assets attributable to net operating loss carryforwards, and the reduction in deferred tax assets attributable to losses on investments resulting from investment gains and loss elimination caused by the merger of Second Spin into the Company, for which valuation allowances had been recorded.  The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company paid income taxes, net of refunds, of approximately $12.5 million, $2.9 million and $12.9 million during 2004, 2003 and 2002, respectively.

Note 7.  Commitments and Contingencies

On October 16, 2000, the United States District Court for the District of Delaware issued an opinion in favor of the IRS in the case IRS vs. CM Holdings Inc., a wholly-owned subsidiary of the Company, upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the October 2000 court decision. The remaining accrued liabilities attributable to this matter are $8.7 million and $8.1 million which are included in deferred rent and other long-term liabilities in the Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004, respectively.  During the second fiscal quarter of 2003, the Company and the IRS agreed on final computation and payment terms (including bankruptcy provision interpretations, an interest holiday and interest compounding) for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in fiscal 2003.  Under the final payment terms, the Company has agreed to make annual interest payments and a final principal payment of approximately $7.1 million in 2007.

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

Note 8.  Leases

As more fully discussed in Note 11 to the Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in the fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 29, 2005	January 31, 2004
	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	—	498
	9,342	9,840

Allowances for depreciation and amortization	(4,938)	(4,802)
	$4,404	$5,038

The Company leases 809 stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses and real estate taxes.  Some also provide for additional rent based on a percentage of sales.

The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term.

Net rental expense was as follows:

	Fiscal Year
	2004	2003	2002
	($ in thousands)
Minimum rentals	$115,422	$118,392	$118,256
Contingent rentals	1,372	1,279	1,297
	$116,794	$119,671	$119,553

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at January 29, 2005 are as follows:

	Operating Leases	Capital Leases
	($ in thousands)
2005	110,638	1,838
2006	91,635	1,839
2007	79,380	1,838
2008	62,398	1,839
2009	43,260	1,839
Thereafter	59,735	10,600
Total minimum payments required	$447,046	$19,793
Less: amounts representing interest		12,484
Present value of minimum lease payments		7,309
Less: current portion		332
Long-term capital lease obligations		$6,977

Interest rates on capital leases were between 15% to 24% per annum.

The Company anticipates replacing its point-of-sale system in 2005, which will require between $11 million and $12 million in capital spending.  The Company has signed a commitment letter for $12.0 million at an average interest rate of 5.76% to finance this expenditure through a capital lease transaction during 2005.  The table above does not include any amounts related to this transaction.

Note 9.  Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by IRS regulations.  Participants are immediately vested in their voluntary contributions plus actual earnings thereon.  Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant.  Participants are fully vested upon the completion of four years of service.  All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years.  Total expense related to the Plan was $897,000, $858,000 and $900,000 in 2004, 2003 and 2002, respectively.

Stock Option Plans

The Company has five employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Plans”). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant.  Under the Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years.  Options authorized for issuance under the Plans totaled 14.8 million.  As of January 29, 2005, of the options authorized for issuance under the Plans, 8.9 million were granted and are outstanding, 4.6 million of which were vested and exercisable.  Options available for future grants at January 29, 2005 and January 31, 2004 were 1.6 million and 2.7 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the “Camelot Plan”) were converted to the Company’s options.  The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock.  Vesting of the options was originally over a four-year period with a maximum term of ten years.  Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company’s common stock whereby 50% of the options vested on March 13, 1998.  The remaining 50% vested on April 22, 1999 in connection with the merger.  At January 29, 2005, 45,600 options were outstanding and exercisable.  The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999.

The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan as of January 29, 2005:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00-$2.67	229,157	1.1	$1.52	229,157	$1.52
2.68-5.33	2,410,216	7.7	3.54	496,968	3.69
5.34-8.00	180,000	7.1	7.47	55,625	7.49
8.01-10.67	3,473,928	7.7	9.13	1,086,314	8.56
10.68-13.33	1,992,800	4.0	11.28	1,992,800	11.28
13.34-16.00	430,300	4.1	15.17	430,300	15.17
16.01-18.67	184,800	3.2	17.79	184,800	17.79
18.68-24.00	2,000	3.9	23.75	2,000	23.75
Total	8,903,201	6.4	$8.34	4,477,964	$9.88

The Company also has a stock option plan for non-employee directors (the “1990 Plan”).  Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years.  As of January 29, 2005, there were 750,000 options authorized for issuance and 390,145 options have been granted and are outstanding, 207,937 of which were vested and exercisable. There are 139,861 shares of common stock reserved for possible future option grants under the 1990 Plan.

In connection with the Company’s merger with Camelot in April 1999 all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to the Company’s options.  As of January 29, 2005, there were 4,750 options outstanding and exercisable under the Camelot Director Plan.  The Company no longer issues options under the Camelot Director Plan.

The following table summarizes information about the stock options outstanding under the two Director Plans at January 29, 2005:

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00-$2.67	182,145	8.0	$0.13	27,062	$0.84
2.68-5.33	69,000	1.7	3.50	69,000	3.50
5.34-8.00	30,000	8.8	6.44	7,500	6.44
8.01-10.67	77,500	5.4	9.38	68,125	9.52
10.68-13.33	27,250	4.1	11.96	27,250	11.96
13.34-16.00	9,000	2.6	15.12	9,000	15.12
Total	394,895	6.1	$4.17	207,937	$6.85

The following tables summarize activity under the Stock Option Plans:

	Employee Stock Option Plans			Director Stock Option Plans
	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price
Balance February 2, 2002	5,456,988	$1.21-$23.75	$9.40	272,750	$1.18-$15.12	$6.09
Granted	1,518,350	2.80-8.02	7.92	33,708	0.00-8.02	3.57
Exercised	(89,539)	1.21-5.00	2.23	(27,708)	0.00-6.27	2.04
Canceled	(263,875)	4.33-18.33	10.72	0	0.00-0.00	0.00
Balance February1, 2003	6,621,924	$1.21-$23.75	$9.11	278,750	$1.18-$15.12	$6.19
Granted	2,350,100	2.57-5.99	3.50	187,107	0.00-6.44	1.44
Exercised	(162,457)	1.21-4.58	3.62	(36,786)	0.00-2.09	1.28
Canceled	(363,176)	2.57-18.00	9.24	(9,000)	4.61-4.61	4.61
Balance January 31, 2004	8,446,391	$1.21-$23.75	$7.63	420,071	$0.00-$15.12	$4.98
Granted	1,299,250	7.50-10.31	10.30	62,080	0.00-0.00	0.00
Exercised	(706,614)	1.21-10.92	3.54	(57,145)	0.00-10.94	2.93
Canceled	(135,826)	2.66-17.79	8.02	(30,111)	0.00-8.95	0.52
Balance January 29, 2005	8,903,201	$1.21-$23.75	$8.34	394,895	$0.00-$15.12	$4.17

The per share weighted-average fair value of the stock options granted during 2004, 2003 and 2002 was $3.49, $1.16 and $2.32, respectively, using the Black Scholes option pricing model, with the following weighted-average assumptions:

2004 - expected dividend yield 0.0%, risk-free interest rate of 3.71%, expected life of five years and stock volatility of 57%;

2003 - expected dividend yield 0.0%, risk-free interest rate of 3.16%, expected life of five years and stock volatility of 59%;

2002 - expected dividend yield 0.0%, risk-free interest rate of 3.01%, expected life of five years and stock volatility of 60%;

During 2004, 2003 and 2002, the Company recognized expenses of $218,000, $50,000 and $150,000, respectively, for stock options issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company.  The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied.  If conditions or terms under which an award is granted are not satisfied, the shares are forfeited.  Shares vest under these grants over a period of two to five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired.  As of January 29, 2005, a total of 330,000 shares have been granted, of which 260,000 shares had vested and 85,000 shares had been forfeited.  Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period.  The amount amortized to expense in 2004, 2003 and 2002, net of the impact of forfeitures, was approximately $29,000, $93,000 and $164,000, respectively.  As of January 29, 2005, outstanding awards and shares available for grant totaled 7,000 and 633,000 respectively.

Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  The annual benefit amount is based on salary and bonus at the time of retirement and number of years of service.

The Company provides the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that pays a retired director an annual retirement benefit equal to 60% of the annual retainer at the time of retirement plus a 3% annual increase through the final payment.  Payments begin at age 62 or retirement, whichever is later, and continue for 10 years or the life of the director and his or her spouse, whichever period is shorter.  Partial vesting in the retirement plan begins after six years of continuous service.  Participants become fully vested after 12 years of continuous service on the Board. The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 87, Employers’ Accounting for Pensions.

For 2004, 2003 and 2002, net periodic pension costs recognized under both plans totaled approximately $1.4 million, $1.2 million and $1.1 million respectively.  The accrued pension liability for the plans, which is included in accrued expenses and other in the Consolidated Balance Sheets, was approximately $12.0 million and $8.0 million at January 29, 2005 and January 31, 2004, respectively.  In addition, an intangible asset, which is included in other assets in the Consolidated Balance Sheets, to reflect the excess of the accumulated benefit obligation over the fair value of plan assets, net of accrued pension costs, of approximately $4.0 million and $3.2 million was recorded at January 29, 2005 and January 31, 2004.

Effective June 1, 2003, new directors are no longer covered by the retirement plan.  Current directors who are not yet vested in their retirement benefits will have the present value of benefits already accrued as of the effective date converted to deferred shares under the Directors Stock Option Plan.  Directors that are fully or partially vested in their retirement benefits will be given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to deferred shares under the Directors Plan as of the effective date.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 29, 2005	January 31, 2004
	($ in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$10,476	$9,732
Service cost	402	224
Interest cost	628	629
Plan amendment	—	(482)
Special benefits	—	161
Curtailment	—	(44)
Settlement	—	(222)
Actuarial loss	2,767	528
Benefits paid	(41)	(50)
Benefit obligation at end of year	$14,232	$10,476

Fair value of plan assets at end of year	—	—

Reconciliation of Funded Status:
Funded status	(14,232)	(10,476)
Unrecognized prior service cost	4,084	4,426
Unrecognized net actuarial loss	4,090	1,340
Accrued pension cost	(6,058)	(4,710)
Additional minimum liability (“AML”)	(5,925)	(3,246)
Accrued pension liability including AML	$(11,983)	$(7,956)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 29, 2005	January 31, 2004
	($ in thousands)
Accrued pension liability, including additional minimum liability	$(11,983)	$(7,956)
Intangible assets	4,084	3,246
Accumulated other comprehensive loss	1,841	—
Net amount recognized	$(6,058)	$(4,710)

The accumulated benefit obligation for the plans was $12.0 million and $8.0 million at January 29, 2005 and January 31, 2004, respectively, which exceeds plan assets ($0).

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	January 29, 2005	January 31, 2004
	$ in thousands
Projected benefit obligation	$14,232	$10,476
Accumulated benefit obligation	$11,983	$7,956
Fair value of plan assets	—	—

Components of Net Periodic Pension Cost:

	Fiscal Year
	2004	2003	2002
Service cost	$402	$224	$132
Interest cost	628	629	608
Amortization of prior service cost	342	385	383
Amortization of net (gain) / loss	18	—	(14)
Net periodic pension cost	$1,390	$1,238	$1,109

Assumptions:

	Fiscal Year
	2004	2003
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.50%	6.00%
Salary increase rate	4.00%	4.00%
Measurement date	Nov 1, 2004	Nov 1, 2003

	Fiscal Year
	2004	2003	2002
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	6.00%	6.50%	7.00%
Salary increase rate	4.00%	4.00%	4.00%

The Company expects to make $50,000 in benefit payments during 2005.

Additional Information:

	January 29, 2005	January 31, 2004
	($ in thousands)
Increase in additional minimum liability included in other comprehensive loss, before income taxes	$1,841	—
Balance of additional minimum liability included in other comprehensive loss, before income taxes	$1,841	—
Income taxes related to additional minimum liability included in other comprehensive loss	$747	—
Balance, net of income taxes, of additional minimum liability included in other comprehensive loss	$1,094	—

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2005	$50
2006	50
2007	1,134
2008	1,134
2009	1,146
2010 and thereafter	6,239

Note 10.  Shareholders’ Equity

In May 2003, the Board of Directors approved a stock repurchase plan authorizing the purchase of up to 10 million shares of the Company’s common stock. The program has no expiration date. As of January 29, 2005, the Company had purchased 6.9 million shares under this plan, at a total cost of $57.2 million.  The Company had completed the purchase of 15 million shares at a total cost of $128.7 million under earlier authorized programs.  As of January 29, 2005 and January 31, 2004, the Company held 21,988,949 and 18,147,291 shares, respectively, in treasury stock.

The revolving credit facility restricts the amount of dividends that the Company can declare up to 10% of its annual net income, excluding certain non-cash gains (see Note 5 to the Consolidated Financial Statements).  Payment of any dividends is further subject to levels of availability on the Company’s revolving credit facility.

Note 11.  Related Party Transactions

The Company leases its 168,400 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015.  The original distribution center/office facility was constructed in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $1.8 million in 2004, 2003 and 2002.  Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index.  Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises.  Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contains any real property purchase option at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under a long-term operating lease.  Annual rental payments under this lease were $40,000 in 2004, 2003 and 2002.  Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Until 2002, the Company had also leased another store location from Mr. Higgins. During 2002, Mr. Higgins sold the store location and prior to the sale, the Company made rental payments of $20,000 for this store. Total additional charges for both store locations, including contingent rent, were approximately $14,500, $4,600 and $8,000 in 2004, 2003 and 2002 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins.  Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins holds a 47.5% share, the Company paid $1,000, $60,000, and $70,000 for chartered aircraft services in 2004, 2003, and 2002, respectively.  The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins.  Payments to Crystal Jet aggregated $10,000, $13,000 and $20,000 in 2004, 2003 and 2002, respectively.  The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins.  Payments to Richmor Aviation in 2004, 2003 and 2002 were $314,000, $235,000 and $209,000, respectively.  The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

During 2000, the Company made loans aggregating $443,000 to John J. Sullivan, the Company’s Executive Vice President and Chief Financial Officer, and $258,000 to Bruce J. Eisenberg, the Company’s Executive Vice President – Real Estate. The loans were in made connection with income taxes due on the vesting of restricted stock.    The full amount of the loans were repaid as of January 29, 2005.  During the first half of 2002, the Company made an interest free loan totaling $100,000 to Fred L. Fox, the Company’s Executive Vice President - Merchandising and Marketing. The loan was made in connection with Mr. Fox’s hiring and relocation. The loan was repaid in full as of January 29, 2005.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in 2004, 2003 and 2002 for which the Company incurred fees of $115,000, $202,000 and $161,000 respectively.  Kaye Scholer concluded its representation of the Company in 2004.

Note 12.  Quarterly Financial Information (Unaudited)

	Fiscal 2004 Quarter Ended
	2004	1/29/05	10/30/04	7/31/04	5/1/04
	($ in thousands, except per share amounts)
Sales	$1,365,133	$513,455	$270,013	$277,182	$304,483
Gross profit	495,134	178,823	99,968	103,038	113,305
Income (loss) before extraordinary gain	38,675	34,679	(5,174)	7,129	2,041
Extraordinary gain – unallocated negative goodwill, net of income taxes	3,166	—	570	2,178	418
Net income (loss)	$41,841	$34,679	$(4,604)	$9,307	$2,459
Basic earnings (loss) per share before extraordinary gain	$1.12	$1.04	$(0.15)	$0.20	$0.06
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.09	—	$0.01	0.06	0.01
Basic earnings (loss) per share	$1.21	$1.04	$(0.14)	$0.26	$0.07
Diluted earnings (loss) per share before extraordinary gain	$1.06	$0.98	$(0.15)	$0.19	$0.06
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.09	—	$0.01	0.06	0.01
Diluted earnings (loss) per share	$1.15	$0.98	$(0.14)	$0.25	$0.07

	Fiscal 2003 Quarter Ended
	2003	1/31/04	11/1/03	8/2/03	5/3/03
	($ in thousands, except per share amounts)
Sales	$1,330,626	$541,972	$268,506	$246,746	$273,402
Gross profit	487,900	197,485	96,307	96,537	97,571
Income (loss) before extraordinary gain	18,728	34,829	(8,103)	(2,913)	(5,085)
Extraordinary gain – unallocated negative goodwill, net of income taxes	4,339	2,148	2,191	—	—
Net income (loss)	$23,067	$36,977	$(5,912)	$(2,913)	$(5,085)
Basic earnings (loss) per share before extraordinary gain	$0.50	$0.96	$(0.22)	$(0.08)	$(0.13)
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.12	$0.06	$0.06	—	—
Basic earnings (loss) per share	$0.62	$1.02	$(0.16)	$(0.08)	$(0.13)
Diluted earnings (loss) per share before extraordinary gain	$0.49	$0.93	$(0.22)	$(0.08)	$(0.13)
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.11	$0.06	$0.06	—	—
Diluted earnings (loss) per share	$0.60	$0.99	$(0.16)	$(0.08)	$(0.13)

Index to Exhibits

Exhibit No.	Document Number and Description
2.1

Agreement and Plan of Merger dated October 26, 1998 by and among Trans World, CAQ Corporation and Camelot incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.1	Restated Certificate of Incorporation — incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2

Certificate of Amendment to the Certificate of Incorporation — incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3

Certificate of Amendment to the Certificate of Incorporation — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	*3.4 Amended By-Laws — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7

Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 11, 2000. Commission File No. 0-14818.

4.1

Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1997. Commission File No. 0-14818.

4.2

Amendment, Dated June 30, 2000, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement — incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000. Commission File No. 0-14818.

4.3

Amendment No. 6, dated May 30, 2003, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement — incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003. Commission File No. 0-14818.

4.4

Amendment No. 7, dated December 19, 2003, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement — incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. Commission File No. 0-14818.

4.5

Amendment No. 8, dated March 5, 2004, to the Loan and Security Agreement, dated July 9, 1998, between Congress Financial Corporation and the Company, for the secured revolving credit agreement — incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. Commission File No. 0-14818.

10.1

Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 — incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

10.2

Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option — incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990. Commission File No. 0-14818.

10.3

Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant — incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.4

Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World, as Tenant, for additional office space at 38 Corporate Circle — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.5

Trans World Music Corporation 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto — incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.6

Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.7

Trans World Entertainment Corporation Amended 1990 Restricted Stock Plan — incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 17, 1999. Commission File No. 0-14818.

10.8

Form of Restricted Stock Agreement dated May 1, 1996 between the Company and John J. Sullivan, Executive Vice President-Finance and Chief Financial Officer, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997. Commission File No. 0-14818.

10.9

Trans World Entertainment Corporation 1994 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.10

Trans World Entertainment Corporation 1998 Stock Option Plan — incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.11

Trans World Entertainment Corporation 1999 Stock Option Plan — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.13

Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.14

Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997. Commission File No. 0-14818.

10.15	Trans World Entertainment Corporation Asset Purchase Agreement with Wax Works, Inc.

10.16

Voting Agreement dated October 26, 1998 between Trans World and certain stockholders named therein — incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-75231.

10.17	Employment Agreement, dated as of May 1, 2003, between the Company and Robert J. Higgins.

10.18

Agreement dated September 19, 2003 by and between a joint venture composed of Trans World Entertainment Corporation, Hilco Merchant Resources, LLC, Hilco Real Estate, LLC Gordon Brothers Retail Partners, LLC and The Ozer Group LLC as Agent and Wherehouse Entertainment, Inc., as Merchant to acquire certain assets of Wherehouse Entertainment Inc. — incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003. Commission File No. 0-14818.

10.19

Amendment No.1 dated October 1, 2003 to the agency agreement dated September 19, 2003 — incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003. Commission File No. 0-14818.

10.20

Agreement dated October 6, 2003 between Trans World Entertainment Corporation and CD World Inc., to acquire certain assets of CD World Inc. — incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003. Commission File No. 0-14818.

* 22	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 14, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

*31.2	Certification of Chief Financial Officer dated April 14, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

*32.1

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005.

*Filed herewith.