Form 10-Q
period 2005-04-30
TRANS WORLD ENTERTAINMENT CORP
filed 2005-06-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Common Stock, $.01 par value,

32,602,579 shares outstanding as of June 1, 2005

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 30, 2005	January 29, 2005	May 1, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,005	$229,768	$89,094
Merchandise inventory	409,369	431,246	442,630
Deferred taxes	14,059	15,526	8,070
Other current assets	12,695	13,006	10,844
Total current assets	504,128	689,546	550,638

NET FIXED ASSETS	126,266	130,196	126,025
DEFERRED TAXES	27,755	25,039	39,112
OTHER ASSETS	14,369	14,872	14,906
TOTAL ASSETS	$672,518	$859,653	$730,681

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$184,942	$358,396	$242,975
Income taxes payable	2,170	8,592	15,306
Accrued expenses and other	36,473	43,712	42,289
Current portion of long-term debt	456	448	—
Current portion of capital lease obligations	1,312	332	407
Total current liabilities	225,353	411,480	300,977

LONG-TERM DEBT, less current portion	4,943	5,060	—
CAPITAL LEASE OBLIGATIONS, less current portion	11,752	6,977	7,359
DEFERRED RENT AND OTHER LIABILITIES	30,795	31,813	23,866
TOTAL LIABILITIES	272,843	455,330	332,202

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,429,941, 55,014,598 and 54,385,144 shares issued, respectively)	554	550	544
Additional paid-in capital	296,931	292,922	288,964
Unearned compensation – restricted stock	(41)	(46)	(6)
Accumulated other comprehensive loss	(652)	(1,094)	—
Treasury stock at cost (22,550,549, 21,988,949 and 18,539,349 shares, respectively)	(194,452)	(186,298)	(149,930)
Retained earnings	297,335	298,289	258,907
TOTAL SHAREHOLDERS’ EQUITY	399,675	404,323	398,479
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$672,518	$859,653	$730,681

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Sales	$285,410	$304,483
Cost of sales	180,845	191,178
Gross profit	104,565	113,305
Selling, general and administrative expenses	105,867	109,695
Income (loss) from operations	(1,302)	3,610
Interest expense	229	317
Income (loss) before income taxes and extraordinary gain - unallocated negative goodwill	(1,531)	3,293
Income tax expense (benefit)	(577)	1,252
Income (loss) before extraordinary gain - unallocated negative goodwill	$(954)	$2,041
Extraordinary gain - unallocated negative goodwill, net of income taxes of $0 and $253, respectively	—	418
Net income (loss)	$(954)	$2,459

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$(0.03)	$0.06
Extraordinary gain - unallocated negative goodwill, net of income taxes of $0 and $253, respectively	—	0.01
Basic income (loss) per share	$(0.03)	$0.07

Weighted average number of common shares outstanding – basic	32,945	35,981

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$(0.03)	$0.06
Extraordinary gain - unallocated negative goodwill, net of income taxes of $0 and $253, respectively	—	0.01
Diluted income (loss) per share	$(0.03)	$0.07

Weighted average number of common shares outstanding – diluted	32,945	37,609

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net cash used by operating activities	$(156,410)	$(89,309)

Cash flows from investing activities:
Purchases of fixed assets	(5,497)	(9,686)
Net cash used by investing activities	(5,497)	(9,686)

Cash flows from financing activities:
Payments of long-term debt	(109)	—
Proceeds from capital leases	5,947	—
Payments of capital lease obligations	(192)	(94)
Payments for purchases of treasury stock	(8,154)	(3,875)
Proceeds from the exercise of stock options	2,652	328
Net cash provided (used) by financing activities	144	(3,641)

Net decrease in cash and cash equivalents	(161,763)	(102,636)
Cash and cash equivalents, beginning of year	229,768	191,730
Cash and cash equivalents, end of period	$68,005	$89,094
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$1,363	$364

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2005 and May 1, 2004

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of music, video, including DVD and VHS, video games and related products in the United States.  The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com in a single industry segment.  As of April 30, 2005, the Company operated 804 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the eastern half of the United States.

Note 2: Basis of Presentation

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 29, 2005 has been derived from the Company’s January 29, 2005 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen weeks ended April 30, 2005 and May 1, 2004.   These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 29, 2005.

Note 3. Seasonality

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period.  In 2004, the fourth fiscal quarter accounted for approximately 38% of annual sales.  In anticipation of increased sales activity during these months, the Company purchases additional

inventory and hires additional, temporary employees to supplement its permanent store sales staff.   If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected.  Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Note 4. Stock Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25, in accounting for its fixed plan stock options.  Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method.  Statement of Financial Accounting Standards (“SFAS”) No. 123,Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No.148.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(in thousands except per share amounts)
Net income (loss), as reported	$(954)	$2,459
Add: Stock-based employee compensation expense included in reported net income (loss), net of income taxes	43	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(719)	(516)
Proforma net income (loss)	$(1,630)	$1,960
Income (loss) per share:
Basic – as reported	$(0.03)	$0.07
Basic– proforma	$(0.05)	$0.05
Diluted – as reported	$(0.03)	$0.07
Diluted – proforma	$(0.05)	$0.05

Note 5. Defined Benefit Plan

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

Effective June 1, 2003, new directors are no longer covered by the Director Retirement Plan.  Current directors who were not yet vested in their retirement benefits had the present value of benefits already accrued as of the effective date converted to deferred shares under the Directors Stock Option Plan.  Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to deferred shares under the Directors Stock Option Plan as of the effective date.

During the thirteen weeks ended April 30, 2005, the Company did not make any cash contributions to the SERP and the Director Retirement Plan, and presently expects to pay $35,000 in benefits relating to SERP and $15,000 in benefits relating to the Director Retirement Plan during fiscal 2005. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	($ in thousands)
Service cost	$133	$101
Interest cost	196	157
Amortization of prior service cost	85	85
Amortization of net (gain)/loss	62	4
Net periodic pension cost	$476	$347

Note 6. Extraordinary Gain

The Company acquired substantially all the net assets of Wherehouse Entertainment Inc. and CD World Inc. in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. In accordance with SFAS No. 141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired were finalized during the thirteen weeks ended October 30, 2004, after obtaining more information regarding asset valuations and liabilities assumed.  During the thirteen weeks ended May 1, 2004, the Company adjusted the purchase price allocation in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $0.7 million, net of income taxes of $0.3 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Note 7. Long-Term Debt and Capital Lease Obligations

During the thirteen weeks ended April 30, 2005, the Company signed an agreement to finance the replacement of its point-of-sale system through a capital lease of up to $12.0 million. When fully drawn, the lease will bear an average interest rate of 5.76% and will be repaid in monthly installments over 5 years. As of April 30, 2005, the Company had drawn $5.9 million under the lease agreement and anticipates drawing up to another $6.0 million by July 30, 2005.

During 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64 thousand over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. The mortgage loan contains a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.

Note 8. Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.  Items of other comprehensive income that the Company currently reports are the excess additional minimum pension liability over unrecognized prior service cost and unrealized gains and losses on marketable securities categorized as available-for-sale.  The Company’s total comprehensive income (loss) for the thirteen weeks ended April 30, 2005 and May 1, 2004 was as follows:

	Thirteen Weeks ended
	April 30, 2005	May 1, 2004
	($ in thousands)
Net income (loss)	$(954)	$2,459

Other comprehensive income net of income taxes:
Change in unrealized gain on available-for-sale securities, net of income taxes of $306 and 0, respectively	442	—
Total comprehensive income (loss)	$(512)	$2,459

Note 9. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment: an amendment of FASB Statements No. 123 and 95. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of its next fiscal year. The Company is currently evaluating the potential effects of this standard on its stock compensation arrangements and related effects on the Company’s condensed consolidated financial statements.

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

Note 10. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004
	(in thousands)
Cost of sales	$780	$583
SG&A	8,220	8,526

Total	$9,000	$9,109

Note 11. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004

Weighted average common shares outstanding – basic	32,945	35,981
Dilutive effect of employee stock options	—	1,628

Weighted average common shares outstanding–diluted	32,945	37,609

Anti-dilutive stock options	8,860	4,023

For the thirteen week period ended April 30, 2005, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 12. Legal Proceedings

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
April 30, 2005 and May 1, 2004

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, including DVD and VHS, and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

At April 30, 2005, the Company operated 804 stores totaling approximately 5.0 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video, including DVD and VHS, and video games.  In total, these categories represented 91% of the Company’s sales in the thirteen weeks ended April 30, 2005.  The balance of categories, including software accessories, boutique and electronic products, represented 9% of the Company’s sales in the thirteen weeks ended April 30, 2005.

The Company’s success has been, and will continue to be contingent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Sales:  The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.  Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores.  Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.  The Company further analyzes sales by store format (i.e., mall versus freestanding) and by product category.

Cost of Sales and Gross Profit:  Gross profit is impacted primarily by the mix of products sold and by discounts negotiated with vendors.  The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with purchasing, receiving, inspecting and warehousing product and costs associated with product returns to vendors.  Cost of sales further includes obsolescence costs and is reduced by the benefit of vendor allowances.

Selling, General and Administrative (“SG&A”) expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 10 to the Condensed Consolidated Financial Statements).  SG&A expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios:  The Company views cash, net inventory investment (inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position.  See Liquidity and Capital Resources for further discussion of these items.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, and accounting for vendor allowances.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.   Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 29, 2005 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

Valuation of Long-Lived Assets:  The Company assesses the potential impairment of long-lived assets to determine if any part of the carrying values may not be recoverable. Factors that the Company considers when assessing impairment include:

•         significant underperformance relative to historical results;

•         significant changes in the manner of the use of assets or the strategy for the Company’s overall business;

•         significant negative industry or economic trends;

If the Company were to determine that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company would test for impairment to determine if a write-down is needed.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2005
Compared to the Thirteen Weeks Ended May 1, 2004

The following table sets forth a period over period comparison of the Company’s sales by category:

	Thirteen weeks ended
	April 30, 2005	May 1, 2004	Change	%	Comp Store Sales
		(in thousands)
Sales	$285,410	$304,483	$(19,073)	(6.3)%	(1.5)%
As a percentage of sales
Music	56%	59%			(5.3)%
Video (VHS/DVD)	28%	28%			(2.6)%
Video Games	7%	5%			39.0%
Other	9%	8%			11.0%

Store Count:
Mall	556	590	(34)	(5.8)%	(1.5)%
Freestanding	248	269	(21)	(7.8)%	(1.4)%
Total	804	859	(55)	(6.4)%

Sales.   The decrease in sales resulted from a comparable store sales decrease of 1.5% and a decrease in the average number of stores in operation.  The average number of stores in operation decreased to 807 in the thirteen weeks ended April 30, 2005 from 870 in the thirteen weeks ended May 1, 2004.

Music:

The Company’s stores offer a wide range of compact discs (“CD”), audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The Company’s music sales for the thirteen weeks ended April 30, 2005 decreased 9.6% and comparable store sales in the CD category decreased 4.3%. The decrease was due to lower sales of new releases during the quarter versus the prior year period.  During the thirteen weeks ended April 30, 2005, industry unit sales of music in the U.S. decreased 9.2% according to Soundscan.

Video:

The Company offers video, including digital video discs (“DVD”) and videocassettes, in all of its stores.  Comparable store sales in the DVD category increased 2.4%.  The increase in DVD did not offset the decline in comparable store sales in the videocassette category during the quarter.

Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  The increase in comparable store sales of 39.0% in this category was due mostly to the release of Sony’s PSP game system.

Other:

The Company offers items for the use, care and storage of entertainment software, along with boutique and electronic products.  The increase is due to the  Company’s merchandising initiatives to improve this category, including the introduction of new lines, and adding new SKU’s (“stock keeping unit”) to further complement the core merchandise categories of music, video and video games.

Gross Profit.  The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended		Change
	(in thousands)
	April 30, 2005	May 1, 2004	$	%
Gross Profit	$104,565	$113,305	$(8,740)	(7.7)%
As a percentage of sales	36.6%	37.2%

The decrease in the gross profit rate as a percentage of sales was due to a shift in the mix of the Company’s sales toward the lower margin categories of DVD and games and higher markdowns in the electronics, accessories and boutique categories due to promotions and clearance activity.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended		Change
	(in thousands)
	April 30, 2005	May 1, 2004	$	%
SG&A Expenses	$105,867	$109,695	$(3,828)	(3.5)%
As a percentage of sales	37.1%	36.0%

SG&A expenses decreased $3.8 million due to the decrease in the number of stores in operation. Although variable SG&A expenses decreased due to fewer stores in operation, fixed expenses remained consistent year over year resulting in the loss of expense leverage  as a percentage of sales on the total sales decline of 6.3%.

Income Tax Expense (Benefit).  The following table sets forth a period over period comparison of the Company’s income tax expense (benefit):

	Thirteen weeks ended
	(in thousands)
	April 30, 2005	May 1, 2004
Income tax expense (benefit) before change in state tax laws	$(624)	$1,252

Effective tax rate before impact of change in state tax laws	40.8%	38.0%

Effect of changes in state tax laws enacted during the thirteen weeks ended April 30, 2005	47	—

Income tax expense (benefit)	$(577)	$1,252

The increase in the effective tax rate before the impact of change in state tax laws as compared to the thirteen weeks ended May 1, 2004, is attributable to projected higher state deferred taxes resulting from increased utilization of state loss carryforwards.  The effective tax rate including the effect of a change in state tax laws for the thirteen weeks ended April 30, 2005 was 37.7%.

Extraordinary Gain – Unallocated Negative Goodwill. In October 2003, the Company acquired substantially all of the net assets of Wherehouse Entertainment Inc. and CD World Inc. During the thirteen weeks ended May 1, 2004, the Company adjusted the purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain of $0.7 million, net of income taxes of $0.3 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended
	(in thousands)
	April 30, 2005	May 1, 2004
Income (loss) before extraordinary gain	$(954)	$2,041

Extraordinary gain – unallocated negative goodwill, net of income taxes of $0 and $253 respectively	—	418

Net income (loss)	$(954)	$2,459

The decrease was due to lower sales and gross margins.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended April 30, 2005 and May 1, 2004:

	Thirteen weeks ended		Change
(in thousands)	April 30, 2005	May 1, 2004	$
Operating Cash Flows	$(156,410)	$(89,309)	$(67,101)
Financing Cash Flows	144	(3,641)	3,785

Capital Expenditures	5,497	9,686	(4,189)

Cash and Cash Equivalents	68,005	89,094	(21,089)
Inventories	409,369	442,630	(33,261)
Working Capital	278,775	249,661	29,114
Inventory turns	0.4	0.5

The Company had cash balances of $68.0 million at April 30, 2005, compared to $229.8 million at January 29, 2005 and $89.4 million at May 1, 2004.  Inventory was $82 per square foot at April 30, 2005, compared to $84 per square foot at May 1, 2004.

Cash used by operating activities was $156.4 million for the thirteen weeks ended April 30, 2005.  The primary uses of cash were a $173.5 million seasonal reduction of accounts payable and a $6.4 million reduction in income taxes payable, offset by a $21.9 million decrease in merchandise inventory,. The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.  Similarly, inventory increases each year throughout the fall season and peaks during the holiday selling season.  The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all of income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in sales during the holiday season.

Cash provided by financing activities was $144 thousand for the thirteen weeks ended April 30, 2005.  The primary source of cash was through a capital lease transaction of $5.9 million to finance the replacement of the Company’s point-of-sale system and the exercise of stock options of $2.7 million. The primary use of cash was $8.2 million for the purchase of approximately 560,000 shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors in May 2003.  The authorized stock repurchase program allows the Company to repurchase 10 million shares of Common Stock from time to time on the open market and has no expiration date. As of May 31, 2005, the Company had 2.2 million remaining shares authorized for repurchase.

The Company has a three-year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions and is collateralized by merchandise inventory and other assets. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of April 30, 2005, the Company had $0.1 million in outstanding letter of credit obligations under the revolving credit facility, and $99.9 million was available for borrowing. As of May 1, 2004, the Company had no borrowings under the revolving credit facility.

During 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64 thousand over 10 years with a fixed interest rate of 6.0% and is secured by the real estate.

The revolving credit facility restricts the amount of dividends that the Company can declare up to 10% of its annual net income, excluding certain non-cash gains.  Payment of any dividends is further subject to levels of availability on the Company’s revolving credit facility. The mortgage loan and the revolving credit facility contain a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges.

During the thirteen weeks ended April 30, 2005, the Company signed an agreement to finance the replacement of its point-of-sale system through a capital lease of up to $ 12.0 million. When fully drawn, the lease will bear an average interest rate of 5.76% and will be repaid in monthly installments over 5 years. As of April 30, 2005, the Company had drawn $5.9 million of the lease and anticipates drawing up to another $6.0 million by July 30, 2005.

Capital Resources.  During the thirteen weeks ended April 30, 2005, the Company made capital expenditures of $5.5 million. The Company plans to spend approximately $45 million for capital expenditures in fiscal 2005.  During the thirteen weeks ended April 30, 2005, the Company opened or relocated 4 stores and closed 10 stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 1.65%.  If interest rates on the Company’s credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility,  income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 29, 2005. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Chief  Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The program has no expiration date.  The Company had repurchased 15 million shares of common stock under previously announced programs. As of April 30, 2005 the Company had purchased 7.4 million shares, at a total cost of $65.3 million, and 2.6 million shares remained to be purchased under the current program. The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 30, 2005 – February 26, 2005	20,800	$13.55	20,800	3,096,241
February 27, 2005 – March 26, 2005	490,800	$14.50	490,800	2,605,441
March 27, 2005 – April 30, 2005	50,000	$14.82	50,000	2,555,441
Total	561,600	$14.52	561,600	2,555,441

Item 6 - Exhibits and Reports on Form 8-K

(A)       Exhibits -

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)       Reports on Form 8-K –

A Form 8-K was filed on February 25, 2005, incorporating by reference Trans World Entertainment’s February 24, 2005 press release announcing the Company’s financial results for the quarter and year ended January 29, 2005.

A Form 8-K was filed on May 13, 2005 incorporating by reference the Company’s May 12, 2005 press release announcing the Company’s financial results for the thirteen weeks ended April 30, 2005.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 9, 2005	By:	/s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 9, 2005	By:	/s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)