Form 10-Q
period 2005-07-30
TRANS WORLD ENTERTAINMENT CORP
filed 2005-09-08
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005

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

Common Stock, $.01 par value,

31,886,276 shares outstanding as of August 28, 2005

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	July 30,	January 29,	July 31,
	2005	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,934	$229,768	$39,927
Merchandise inventory	401,051	431,246	422,209
Income taxes receivable	7,025	—	—
Deferred taxes	11,556	15,526	10,271
Other current assets	13,554	13,006	14,063
Total current assets	484,120	689,546	486,470

NET FIXED ASSETS	128,455	130,196	122,839
DEFERRED TAXES	25,405	25,039	39,292
OTHER ASSETS	14,022	14,872	14,081
TOTAL ASSETS	$652,002	$859,653	$662,682

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$182,223	$358,396	$196,460
Income taxes payable	—	8,592	1,760
Accrued expenses and other current liabilities	33,101	43,712	37,388
Current portion of long-term debt	462	448	436
Current portion of capital lease obligations	2,498	332	418
Total current liabilities	218,284	411,480	236,462

LONG-TERM DEBT, less current portion	4,826	5,060	5,289
CAPITAL LEASE OBLIGATIONS, less current portion	16,081	6,977	7,250
DEFERRED RENT AND OTHER LIABILITIES	29,550	31,813	22,756
TOTAL LIABILITIES	268,741	455,330	271,757

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,588,575, 55,014,598 and 54,484,181 shares issued, respectively)	556	550	545
Additional paid-in capital	298,506	292,922	289,220
Unearned compensation – restricted stock	(38)	(46)	(54)
Accumulated other comprehensive loss	(1,094)	(1,094)	—
Treasury stock at cost (23,404,549, 21,988,949 and 20,209,449 shares, respectively)	(205,057)	(186,298)	(167,001)
Retained earnings	290,388	298,289	268,215
TOTAL SHAREHOLDERS’ EQUITY	383,261	404,323	390,925
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$652,002	$859,653	$662,682

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Sales	$253,118	$277,182	$538,528	$581,665
Cost of sales	160,243	174,144	341,088	365,322
Gross profit	92,875	103,038	197,440	216,343
Selling, general and administrative expenses	103,145	108,899	209,012	218,595
Loss from operations	(10,270)	(5,861)	(11,572)	(2,252)
Other income	(1,114)	(140)	(1,455)	(331)
Interest expense	662	547	1,232	1,054
Loss before income taxes and extraordinary gain - unallocated negative goodwill	(9,818)	(6,268)	(11,349)	(2,975)
Income tax benefit	(2,871)	(13,397)	(3,448)	(12,146)
Income (loss) before extraordinary gain - unallocated negative goodwill	(6,947)	7,129	(7,901)	9,171
Extraordinary gain - unallocated negative goodwill, net of income taxes of 0, $1,367 and 0, $1,620, respectively	—	2,178	—	2,596
Net income (loss)	$(6,947)	$9,307	$(7,901)	$11,767

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$(0.21)	$0.20	$(0.24)	$0.26
Extraordinary gain - unallocated negative goodwill, net of income taxes	—	0.06	—	0.07
Basic income (loss) per share	$(0.21)	$0.26	$(0.24)	$0.33

Weighted average number of common shares outstanding – basic	32,482	35,100	32,713	35,541

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$(0.21)	$0.19	$(0.24)	$0.24
Extraordinary gain - unallocated negative goodwill, net of income taxes	—	0.06	—	0.07
Diluted income (loss) per share	$(0.21)	$0.25	$(0.24)	$0.31

Weighted average number of common shares outstanding – diluted	32,482	36,855	32,713	37,231

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004
Net cash used by operating activities	$(158,713)	$(118,972)

Cash flows from investing activities:
Purchases of fixed assets	(17,021)	(15,590)
Acquisition of minority interest in subsidiary	—	(2,000)
Proceeds from sale of available for sale securities	813	—
Net cash used by investing activities	(16,208)	(17,590)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,760
Proceeds from capital leases	11,962	—
Payments of long-term debt	(220)	(35)
Payments of capital lease obligations	(692)	(192)
Payments for purchases of treasury stock	(18,759)	(20,946)
Proceeds from the exercise of stock options	3,796	683
Net cash used by financing activities	(3,913)	(14,730)

Net decrease in cash and cash equivalents	(178,834)	(151,292)
Cash and cash equivalents, beginning of year	229,768	191,219
Cash and cash equivalents, end of period	$50,934	$39,927
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$1,794	$217
Issuance of shares under restricted stock plan	—	50

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

July 30, 2005 and July 31, 2004

Note 1. Nature of Operations

Trans World Entertainment Corporation and its subsidiaries is one of the largest specialty retailers of music, video, including DVD and VHS, video games and related products in the United States.  The Company operates retail entertainment stores and e-commerce sites, including www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com, in a single industry segment.  As of July 30, 2005, the Company operated 797 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 29, 2005 has been derived from the Company’s January 29, 2005 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004.   These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 29, 2005.

Note 3. Seasonality

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period.  In 2004, the fourth fiscal quarter accounted for approximately 38% of annual sales.  In anticipation of increased sales activity during these months, the Company purchases additional

merchandise inventory and hires additional, temporary employees to supplement its permanent store sales staff.   If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected.  Additionally, quarterly sales results, in general, are affected by the timing of new releases, the performance of existing stores and new store openings or closings.

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

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen Weeks ended		Twenty-six Weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net income (loss), as reported	$(6,947)	$9,307	$(7,901)	$11,767
Add: Stock-based employee compensation expense included in reported net income (loss), net of related income taxes	21	51	65	78
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(840)	(952)	(1,559)	(1,794)
Proforma net income (loss)	$(7,766)	$8,406	$(9,395)	$10,051
Income (loss) per share:
Basic - as reported	$(0.21)	$0.26	$(0.24)	$0.33
Basic– proforma	$(0.24)	$0.24	$(0.29)	$0.28
Diluted – as reported	$(0.21)	$0.25	$(0.24)	$0.31
Diluted – proforma	$(0.24)	$0.23	$(0.29)	$0.27

Note 5. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executives of the Company.  The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  The annual benefit amount is based on salary and bonus at the time of retirement and number of years of service.

Prior to June 1, 2003, the Company provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid a retired director an annual retirement benefit equal to 60% of the annual retainer at the time of retirement plus a 3% annual increase through the final payment.  Payments began at age 62 or retirement, whichever was later, and would continue for 10 years or the life of the director and his or her spouse, whichever period was shorter.  Partial vesting in the retirement plan began after six years of continuous service.  Participants became fully vested after 12 years of continuous service on the Board.  As of June 1, 2003, new directors are no longer covered by the Director Retirement Plan.  Current directors who were not yet vested in their retirement benefits had the present value of benefits already accrued as of the effective date converted to deferred shares under the Directors Stock Option Plan.  Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to deferred shares under the Directors Stock Option Plan as of the effective date.

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 87, Employers’ Accounting for Pensions.

During the thirteen and twenty-six weeks ended July 30, 2005, the Company did not make any cash contributions to the SERP and the Director Retirement Plan, and presently expects to pay $35,000 in benefits relating to SERP and $12,500 in benefits relating to the Director Retirement Plan during fiscal 2005. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)		(in thousands)
Service cost	$133	$101	$266	$202
Interest cost	196	157	392	314
Amortization of prior service cost	85	85	170	170
Amortization of net loss	62	4	124	8
Net periodic pension cost	$476	$347	$952	$694

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

During the thirteen and twenty-six weeks ended July 31, 2004, the Company adjusted the purchase price allocation in accordance with the provisions of SFAS No. 141, resulting in extraordinary gain of $2.2 million and $2.6 million, net of income taxes of $1.4 million and $1.6 million respectively, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Note 7. Long-Term Debt and Capital Lease Obligations

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement for $12.0 million. The lease arrangement bears an average interest rate of 5.76% and will be repaid in monthly installments over 5 years. As of July 30, 2005, the Company had drawn the entire $12.0 million under the lease agreement.

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

Note 8. Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.  Items of other comprehensive income that the Company currently reports are the excess additional minimum pension liability over unrecognized prior service cost and unrealized gains and losses on marketable securities categorized as available-for-sale.  The Company’s total comprehensive income (loss) for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 was as follows:

	Thirteen Weeks ended		Twenty-six Weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	($ in thousands)		($ in thousands)
Net income (loss)	$(6,947)	$9,307	$(7,901)	$11,767

Other comprehensive income, net of income taxes:
Change in unrealized gain on available-for-sale securities, net of income taxes of $306 and 0, respectively	—	—	442	—
Reclassification adjustment for realized gain on available-for-sale securities included in income	(442)	—	(442)	—
Total comprehensive income (loss)	$(7,389)	$9,307	$(7,901)	$11,767

Note 9. Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment: an amendment of FASB Statements No. 123 and 95. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the potential effects of this standard on its stock compensation arrangements and related effects on the Company’s condensed consolidated financial statements.

Note 10. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)		(in thousands)
Cost of sales	$770	$602	$1,550	$1,186
Selling, general & administrative expenses	8,366	8,432	16,586	16,959
Total	$9,136	$9,034	$18,136	$18,145

Note 11. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	32,482	35,100	32,713	35,541
Dilutive effect of employee stock options	—	1,755	—	1,690
Weighted average common shares outstanding – diluted	32,482	36,855	32,713	37,231

Anti-dilutive stock options	9,755	4,005	9,300	4,023

For the thirteen and twenty-six week periods ended July 30, 2005, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 12. Income Taxes

The Company recorded an income tax charge of $1.1 million resulting from changes in the Ohio state income tax law enacted during the thirteen weeks ended July 30, 2005. The legislation phases out state corporation franchise tax which is based on income. The tax charge represents a write-off of the state deferred tax assets allocated to Ohio, principally net operating losses that, based on management’s estimates, will not be realized during the phase-out period.

The Company recorded an income tax benefit of $10.5 million in the thirteen weeks ended July 31, 2004.  The benefit was the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.  The original income tax payable amounts relating to the years covered by the examination were reversed subsequent to the final settlement resulting in the income tax benefit.  With the closing of the tax examination, the Company has surrendered the remaining COLI policies.

Note 13. Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and which have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations

July 30, 2005 and July 31, 2004

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

At July 30, 2005, the Company operated 797 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video, including DVD and VHS, and video games.  In total, these categories represented 92% of the Company’s total sales in the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively.  The balance of categories, including software accessories, boutique and electronic products represented 8% of the Company’s total sales in the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively.

The Company strives to understand general economic and business trends and to manage the business in response to those trends, and monitors a number of key performance indicators in this regard, including:

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

Cost of Sales and Gross Profit:  Gross profit is impacted primarily by the mix of products sold and by discounts negotiated with vendors.  The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with purchasing, receiving, inspecting and warehousing merchandise and costs associated with product returns to vendors.  Cost of sales further includes obsolescence costs and is reduced by the benefit of vendor allowances.

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

Balance Sheet and Ratios:  The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position.  See Liquidity and Capital Resources for further discussion of these items.

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

Merchandise Inventory and Return Costs:Merchandise inventory is stated at the lower of cost or market as determined by the average cost method. Merchandise inventory valuation requires significant judgment and estimates regarding obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of a period.  Shrink estimates are based on historical results and trends.  Physical inventories are taken at least annually for all stores, and inventory records are adjusted accordingly.

The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors.   Select vendors reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned.  The Company records merchandise return charges in cost of sales.

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

•         significant negative industry or economic trends.

If the Company were to determine that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company would test for impairment to determine if a write-down is needed.

Income Taxes: Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax laws and rates is recognized in the results of operations in the period that includes the enactment date.  Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets.  These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings.  Valuation allowances are recorded against deferred tax assets if, based upon management’s estimates of realizability, it is more likely than not that some portion or all of these deferred tax assets will not be realized.

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended July 30, 2005

Compared to the Thirteen and Twenty-six Weeks Ended July 31, 2004

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and twenty-six weeks ended July 30, 2005 and July 31, 2004, by category:

	Thirteen weeks ended					Twenty-six weeks ended
	July 30, 2005	July 31, 2004	Change	%	Comp Store Sales	July 30, 2005	July 31, 2004	Change	%	Comp Store Sales
	(in thousands)					(in thousands)

Sales	$253,118	$277,182	$(24,064)	-8.7%	-4.8%	$538,528	$581,665	$(43,137)	-7.4%	-3.1%
As a % of sales
Music	59%	60%			-6.6%	58%	59%			-5.9%
Video	27%	27%			-4.7%	27%	28%			-3.6%
Video Games	6%	6%			0.1%	7%	5%			18.9%
Other	8%	7%			4.8%	8%	8%			5.2%

Store Count:
Mall	552	584			-4.9%					-3.2%
Freestanding	245	269			-4.6%					-2.9%
Total	797	853

Sales. The decrease in sales resulted from a comparable store sales decrease of 4.8% and 3.1%, respectively for the thirteen weeks and twenty-six weeks ended July 30, 2005, respectively. The decrease in sales was also due to the operation of fewer stores.  The Company operated an average of 801 stores in the thirteen weeks ended July 30, 2005 compared to an average of 856 stores in the thirteen weeks ended July 31, 2004.  The Company operated an average of 804 stores for the twenty-six weeks ended July 30, 2005 compared to an average of 867 stores during the twenty-six weeks ended July 31, 2004.

Music:

The Company’s stores offer a wide range of compact discs (“CDs”), audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. During the thirteen and twenty-six weeks ended July 30, 2005, CD sales decreased 10% and 9%, respectively, over the thirteen and twenty-six weeks ended July 31, 2004. The Company’s overall unit sales in music decreased 11% and 12% respectively for the thirteen and twenty-six weeks ended July 30, 2005.  The Company’s decrease in music sales was due to lower store count and a decrease in comparable store sales consistent with the decline in industry sales during the period.

Video:

The Company offers home video and software, including DVDs and videocassettes, in all of its stores.  Comparable store sales in the DVD category decreased 1% in the thirteen weeks ended July 30, 2005 and increased 1% during the twenty-six week period ending July 30, 2005.

Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  Comparable store sales increased 0.1% and 18.9%, respectively, in the thirteen and twenty-six weeks ended July 30, 2005.  During the thirteen weeks ended July 30, 2005, sales in the video games category slowed due to the lack of new releases. This was partially offset by the release of Sony’s PSP game system in the first quarter.

Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products. Comparable store sales increased 4.8% and 5.2%, respectively in the thirteen and twenty-six weeks ended July 30, 2005. The increase is due to the Company’s merchandising initiatives to improve this category, including the expansion of product lines and adding new items to complement the core merchandise categories of music, video and video games.

Gross Profit.   The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
	July 30,	July 31,	Change		July 30,	July 31,	Change
	2005	2004	$	%	2005	2004	$	%
	(in thousands)				(in thousands)
Gross Profit	$92,875	$103,038	$(10,163)	(9.9)%	$197,440	$216,343	$(18,903)	(8.7)%

As a % of sales	36.7%	37.2%			36.7%	37.2%

The decrease in the gross profit as a percentage of sales was due to a shift in the mix of the Company’s sales toward the lower margin categories of DVD and games.

Selling, General & Administrative Expenses (“SG&A”).  The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Twenty-six weeks ended
	July 30,	July 31,	Change		July 30,	July 31,	Change
	2005	2004	$	%	2005	2004	$	%
	(in thousands)				(in thousands)
SG&A	$103,145	$108,899	$(5,754)	(5.3)%	$209,012	$218,595	$(9,583)	(4.4)%

As a % of sales	40.7%	39.3%			38.8%	37.6%

Although variable SG&A expenses decreased due to fewer stores in operation, fixed expenses remained consistent year over year resulting in the loss of expense leverage.

Other Income. Other income includes interest income and a realized gain of $0.8 million on the sale of available-for-sale securities for the thirteen and twenty-six weeks ended July 30, 2005. Other income includes interest income for the thirteen and twenty-six weeks ended July 31, 2004.

Income Tax Benefit.  The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)		(in thousands)
Income tax benefit before IRS settlement benefit in 2004	$(2,871)	$(2,852)	$(3,448)	$(1,601)

Effective tax rate before IRS settlement benefit in 2004	29.2%	45.5%	30.4%	53.8%

IRS settlement benefit	—	(10,545)	—	(10,545)

Income tax benefit	$(2,871)	$(13,397)	$(3,448)	$(12,146)

The Company recorded a lower tax benefit on a rate basis in both the thirteen and twenty-six weeks ended July 30, 2005, due to an income tax charge of $1.1 million (see Note 12 of Notes to the Condensed Financial Statements).

The Company recorded an income tax benefit of $10.5 million in the thirteen weeks ended July 31, 2004.  The benefit was the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.  See Note 12 of Notes to the Condensed Financial Statements.

Extraordinary Gain – Unallocated Negative Goodwill. In October 2003, the Company acquired substantially all of the net assets of Wherehouse Entertainment Inc. and CD World Inc. During the thirteen and twenty-six weeks ended July 31, 2004, the Company adjusted the purchase price allocation in accordance with the provisions of SFAS No. 141, resulting in extraordinary gain of $2.2 million and $2.6 million, net of income taxes of $1.4 million and $1.6 million respectively, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(in thousands)		(in thousands)
Income (loss) before extraordinary gain	$(6,947)	$7,129	$(7,901)	$9,171

Extraordinary gain – unallocated negative goodwill, net of income taxes of 0, $1,367 and 0, $1,620, respectively	—	2,178	—	2,596

Net income (loss)	$(6,947)	$9,307	$(7,901)	$11,767

The decline in net income in the thirteen and twenty-six weeks ended July 30, 2005 was due to the lower sales, gross profit, the recording of a tax charge for the change in Ohio state laws and the absence of the tax benefit which was included in income for the thirteen and twenty-six weeks ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and results from operations, merchandise inventory purchases and the related terms on the purchases, tax payments, capital expenditures and stock repurchase activity.  Management believes the Company will have adequate resources to fund its cash needs for the foreseeable future.  The following table sets forth a summary of key components of cash flow and working capital for the twenty-six weeks ended July 30, 2005 and July 31, 2004:

	Twenty-six weeks ended		Change
(in thousands)	July 30, 2005	July 31, 2004	$
Operating Cash Flows	$(158,713)	$(118,972)	$(39,741)
Financing Cash Flows	(3,913)	(14,730)	10,817

Capital Expenditures	(17,021)	(15,590)	(1,431)

Cash and Cash Equivalents	50,934	39,927	11,007
Inventories	401,051	422,209	(21,158)
Working Capital	265,836	250,008	15,828

The Company had cash balances of $50.9 million at July 30, 2005, compared to $229.8 million at January 29, 2005 and $39.9 million at July 31, 2004.  Inventory was $81 per square foot at July 30, 2005, compared to $80 per square foot at July 31, 2004.

Cash used by operating activities was $158.7 million for the twenty-six weeks ended July 30, 2005.  The primary uses of cash were a $176.2 million seasonal reduction of accounts payable and $15.6 million reduction in income taxes payable, offset by a $30.2 million decrease in merchandise inventory. The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.  Similarly, merchandise inventory increases each year throughout the fall season and peaks during the holiday selling season.  The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the seasonal increase in sales during the holiday season (see Note 3 of Notes to the Condensed Financial Statements).

Cash used by financing activities was $3.9 million for the twenty-six weeks ended July 30, 2005.  The primary source of cash was through a capital lease borrowing of $12.0 million to finance the replacement of the Company’s point-of-sale system (See Note 7 of Notes to the Condensed Financial Statements) and the exercise of stock options of $3.8 million. The primary use of cash was $18.8 million for the purchase of approximately 1.4 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors in May 2003.

The authorized stock repurchase program allows the Company to repurchase 10 million shares of Common Stock from time to time on the open market and has no expiration date. As of July 30, 2005, the Company had 1.7 million remaining shares authorized for repurchase.

The Company has a three-year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The revolving credit facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions and is collateralized by merchandise inventory and other assets. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of July 30, 2005, the Company had $0.9 million in outstanding letter of credit obligations under the revolving credit facility, and $99.1 million was available for borrowing. As of July 31, 2004, the Company had no borrowings under the revolving credit facility.

During 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64 thousand over 10 years with a fixed interest rate of 6.0% and is secured by the real estate. As of July 30, 2005, the Company had a loan balance of $5.3 million outstanding.

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

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement for $12.0 million. The lease arrangement bears an average interest rate of 5.76% and will be repaid in monthly installments over 5 years. As of July 30, 2005, the Company had drawn the entire $12.0 million under the lease agreement.

Capital Resources.  During the twenty-six weeks ended July 30, 2005, the Company made capital expenditures of $17.0 million. During the twenty-six weeks ended July 30, 2005, the Company opened 3 new stores, relocated 9 stores and closed 16 stores. The Company plans to spend approximately $45 million for capital expenditures in fiscal 2005.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 1.65%.  If interest rates on the Company’s credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the facility, income before income taxes would be reduced by about $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 29, 2005. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Chief  Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 30, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The program has no expiration date.  The Company had repurchased 15 million shares of common stock under previously announced programs. As of July 30, 2005 the Company had purchased 8.3 million shares, at a total cost of $75.9 million, and 1.7 million shares remained to be purchased under the current program. The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
May 1, 2005 – May 28, 2005	223,800	$12.51	223,800	2,331,641
May 29, 2005 – June 25, 2005	314,700	$12.82	314,700	2,016,941
June 26, 2005 – July 30, 2005	315,500	$11.95	315,500	1,701,441
Total	854,000	$12.42	854,000	1,701,441

Item 4 - Submission of Matters to a Vote of Security Holders

A)           An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 8, 2005.

B)           In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

	Column 1	Column 2
Names of Nominees	Withheld	Votes for
Martin E. Hanaka	3,447,039	28,108,857
Isaac Kaufman	3,703,861	27,852,035
Lori J. Schafer	3,128,356	28,427,540

C)           A proposal to adopt the Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan was approved as follows:

FOR-	17,537,510
AGAINST-	10,380,226
ABSTAIN-	127,108
NO-VOTE-	3,511,052

Item 6 - Exhibits and Reports on Form 8-K

(A)     Exhibits -

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)     Reports on Form 8-K –

A Form 8-K was filed on July 11, 2005, incorporating by reference Trans World Entertainment’s press release dated July 7, 2005, announcing guidance for the second quarter.

A Form 8-K was filed on August 11, 2005 incorporating by reference the Company’s August 11, 2005 press release announcing the Company’s financial results for the thirteen weeks ended July 30, 2005.

A Form 8-K was filed on June 14, 2005 incorporating by reference the Company’s June 13, 2005 press release announcing the election of Lori J. Schafer to its Board of Directors.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 8, 2005	By:	/s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 8, 2005	By:	/s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)