Form 10-Q
period 2005-10-29
TRANS WORLD ENTERTAINMENT CORP
filed 2005-12-08
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005

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

Common Stock, $.01 par value,

30,981,126 shares outstanding as of November 26, 2005

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	October 29, 2005	January 29, 2005	October 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,805	$229,768	$18,658
Merchandise inventory	477,732	431,246	459,246
Income taxes receivable	13,030	—	11,940
Deferred taxes	12,397	15,526	8,657
Other current assets	13,513	13,006	12,186
Total current assets	533,477	689,546	510,687

NET FIXED ASSETS	129,918	130,196	121,088
DEFERRED TAXES	27,640	25,039	31,386
OTHER ASSETS	13,876	14,872	14,063
TOTAL ASSETS	$704,911	$859,653	$677,224

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$252,014	$358,396	$224,777
Borrowings under line of credit	—	—	3,940
Income taxes payable	—	8,592	—
Accrued expenses and other current liabilities	35,550	43,712	35,965
Current portion of long-term debt	470	448	442
Current portion of capital lease obligations	3,108	332	431
Total current liabilities	291,142	411,480	265,555

LONG-TERM DEBT, less current portion	4,708	5,060	5,177
CAPITAL LEASE OBLIGATIONS, less current portion	15,668	6,977	7,137
DEFERRED RENT AND OTHER LIABILITIES	29,290	31,813	22,002
TOTAL LIABILITIES	340,808	455,330	299,871

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,657,325, 55,014,598 and 54,559,643 shares issued, respectively)	557	550	546
Additional paid-in capital	299,016	292,922	289,672
Unearned compensation – restricted stock	(34)	(46)	(50)
Accumulated other comprehensive loss	(1,094)	(1,094)	—
Treasury stock at cost (24,444,349, 21,988,949 and 21,149,849 shares, respectively)	(213,262)	(186,298)	(176,425)
Retained earnings	278,920	298,289	263,610
TOTAL SHAREHOLDERS’ EQUITY	364,103	404,323	377,353
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$704,911	$859,653	$677,224

See Notes to Condensed Consolidated Financial Statements.

 TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Sales	$241,395	$270,013	$779,923	$851,678
Cost of sales	158,397	170,045	499,485	535,367
Gross profit	82,998	99,968	280,438	316,311
Selling, general and administrative expenses	102,325	108,863	311,337	327,458
Loss from operations	(19,327)	(8,895)	(30,899)	(11,147)
Other income	(152)	(60)	(1,607)	(392)
Interest expense	773	638	2,005	1,693
Loss before income taxes and extraordinary gain - unallocated negative goodwill	(19,948)	(9,473)	(31,297)	(12,448)
Income tax benefit	(8,480)	(4,299)	(11,928)	(16,444)
Income (loss) before extraordinary gain - unallocated negative goodwill	(11,468)	(5,174)	(19,369)	3,996
Extraordinary gain - unallocated negative goodwill, net of income taxes of 0, $359 and 0, $1,979, respectively	—	570	—	3,166
Net income (loss)	$(11,468)	$(4,604)	$(19,369)	$7,162

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$(0.36)	$(0.15)	$(0.60)	$0.11
Extraordinary gain - unallocated negative goodwill, net of income taxes	—	$0.01	—	$0.09
Basic income (loss) per share	$(0.36)	$(0.14)	$(0.60)	$0.20

Weighted average number of common shares outstanding – basic	31,624	33,812	32,350	34,965

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share before extraordinary gain -unallocated negative goodwill	$(0.36)	$(0.15)	$(0.60)	$0.11
Extraordinary gain - unallocated negative goodwill, net of income taxes	—	$0.01	—	$0.09
Diluted income (loss) per share	$(0.36)	$(0.14)	$(0.60)	$0.20

Weighted average number of common shares outstanding – diluted	31,624	33,812	32,350	36,653

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004
Net cash used by operating activities	$(172,792)	$(128,495)

Cash flows from investing activities:
Purchases of fixed assets	(29,063)	(22,602)
Acquisition of interest in subsidiary, net of cash acquired	—	(2,000)
Proceeds from sale of available for sale securities	813	—
Net cash used by investing activities	(28,250)	(24,602)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,760
Proceeds from capital leases	12,863	(141)
Payments of long-term debt	(332)	3,940
Payments of capital lease obligations	(1,394)	(292)
Payments for purchases of treasury stock	(26,972)	(30,362)
Proceeds from the exercise of stock options	3,914	928
Net cash used by financing activities	(11,921)	(20,167)

Net decrease in cash and cash equivalents	(212,963)	(173,264)
Cash and cash equivalents, beginning of year	229,768	191,922
Cash and cash equivalents, end of period	$16,805	$18,658
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$2,187	$383
Issuance of shares under restricted stock plan	—	51
Issuance of treasury stock under incentive stock programs	8	—

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 29, 2005 and October 30, 2004

Note 1. Nature of Operations

Trans World Entertainment Corporation and its subsidiaries is one of the largest specialty retailers of music, video, including DVD and VHS, video games and related products in the United States.  The Company operates retail entertainment stores and e-commerce sites, including www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com, in a single industry segment.  As of October 29, 2005, the Company operated 800 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Note 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”) and Record Town’s subsidiaries, all of which are wholly owned (“the Company”). During the thirteen weeks ended October 29, 2005, the Company acquired an 80% interest in a Company that is fully consolidated for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The information furnished in these condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 29, 2005 has been derived from the Company’s fiscal year 2005 audited consolidated financial statements. All other information has been derived from the Company’s unaudited consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 29, 2005.

Note 3. Seasonality

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period.  In 2004, the fourth fiscal quarter accounted for approximately 38% of annual sales.  In anticipation of increased sales activity during these months, the Company purchases additional merchandise inventory and hires additional, temporary employees to supplement its permanent store sales staff.  If, for any reason, the Company’s net sales are below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected.  Additionally, quarterly sales results, in general, are affected by the timing of new releases, the performance of existing stores and new store openings or closings.

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

	Thirteen Weeks ended		Thirty-nine Weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net income (loss), as reported	$(11,468)	$(4,604)	$(19,369)	$7,162
Add: Stock-based employee compensation expense included in reported net income (loss), net of related income taxes	57	27	122	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(643)	(819)	(2,202)	(2,614)
Proforma net income (loss)	$(12,054)	$(5,396)	$(21,449)	$4,654
Income (loss) per share:
Basic - as reported	$(0.36)	$(0.14)	$(0.60)	$0.20
Basic– proforma	$(0.38)	$(0.16)	$(0.66)	$0.13
Diluted – as reported	$(0.36)	$(0.14)	$(0.60)	$0.20
Diluted – proforma	$(0.38)	$(0.16)	$(0.66)	$0.13

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

During the thirteen and thirty-nine weeks ended October 29, 2005, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay $35,000 in benefits relating to SERP and $6,250 in benefits relating to the Director Retirement Plan during 2005. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(in thousands)		(in thousands)
Service cost	$133	$101	$399	$303
Interest cost	196	157	588	471
Amortization of prior service cost	85	85	255	255
Amortization of net loss	62	4	186	12
Net periodic pension cost	$476	$347	$1,428	$1,041

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

Note 7. Long-Term Debt and Capital Lease Obligations

During the thirty-nine weeks ended October 29, 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement in the amount of $12.0 million. The lease arrangement bears an average interest rate of 5.76% and will be repaid in monthly installments of $229 thousand over 5 years. During the thirteen weeks ended October 29, 2005, the Company purchased software licenses through a capital lease arrangement for $0.9 million, bearing an average interest rate of 5.75%. The capital lease will be repaid in quarterly installments of $122 thousand over 2 years.

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

Note 8. Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires only additional disclosures in the consolidated financial statements.  Items of other comprehensive income that the Company currently reports are the excess additional minimum pension liability over unrecognized prior service cost with respect to the SERP and unrealized gains (losses) on available-for-sale securities.  The Company’s total comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004 was as follows:

	Thirteen Weeks ended		Thirty-nine Weeks ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	($ in thousands)		($ in thousands)
Net income (loss)	$(11,468)	$(4,604)	$(19,369)	$7,162

Other comprehensive income (loss), net of income taxes:
Change in unrealized gain on available-for-sale securities, net of income taxes of 0 and 0, and $306 and 0, respectively	—	—	442	—
Reclassification adjustment for realized gain on Available-for-sale securities included in income	—	—	(442)	—
Total comprehensive income (loss)	$(11,468)	$(4,604)	$(19,369)	$7,162

Note 9. Recently Issued Accounting Standards.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment: an amendment of FASB Statements No. 123 and 95. SFAS No.123(R) requires an enterprise to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of 2006 and is currently evaluating the potential effects of this standard on its stock compensation arrangements and related effects on the Company’s consolidated financial condition and results of operations. If the Company had applied the provisions of SFAS No. 123(R) to the condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 29, 2005, the net loss would have been higher by approximately $0.6 million, or $0.02 per share, and $2.1 million, or $0.06 per share, respectively.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, Determining the Amortization Period of Leasehold Improvements (purchased after lease inception) or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The provisions of EITF 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 29, 2005.

Note 10. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(in thousands)		(in thousands)
Cost of sales	$778	$603	$2,328	$1,789
Selling, general & administrative expenses	8,585	7,945	25,171	24,904
Total	$9,363	$8,548	$27,499	$26,693

Note 11. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	31,624	33,812	32,350	34,965
Dilutive effect of employee stock options	—	—	—	1,688
Weighted average common shares outstanding – diluted	31,624	33,812	32,350	36,653

Anti-dilutive stock options	9,947	9,625	9,851	4,012

For the thirteen and thirty-nine week periods ended October 29, 2005, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 12. Income Taxes

The Company recorded an income tax charge of $1.1 million resulting from changes in the Ohio state income tax law enacted during the thirty-nine weeks ended October 29, 2005. The legislation phases out state corporation franchise tax, which is based on income. The tax charge represents a write-off of the state deferred tax assets allocated to Ohio, principally net operating losses that, based on management’s estimates, will not be realized during the phase-out period.

The Company recorded an income tax benefit of $10.5 million in the thirty-nine weeks ended October 30, 2004.  The benefit was the result of closing a federal income tax examination, including all matters not previously settled in relation to Company Owned Life Insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999.  The original income tax payable amounts relating to the years covered by the examination were reversed subsequent to the final settlement resulting in the income tax benefit.  With the closing of the tax examination, the Company has surrendered the remaining COLI policies.

Note 13. Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and which have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 14. Contractual Obligations and Commitments.

The Company’s Annual Report on Form 10-K for the year ended January 29, 2005 provides a summary of the Company’s contractual obligations at January 29, 2005, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. The following information relating to commitments entered into during the thirteen weeks ended October 29, 2005 should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

During the thirteen weeks ended October 29, 2005, the Company acquired an 80% interest in a Company that is fully consolidated for financial reporting purposes. The Company’s has committed funding of $3.0 million over a period of three years, of which $500 thousand has been funded as of October 29, 2005.

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

October 29, 2005 and October 30, 2004

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, including DVD and VHS, and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the SEC.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

At October 29, 2005, the Company operated 800 stores totaling approximately 4.9 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video, including DVD and VHS, and video games.  In total, these categories represented 91% and 92% of the Company’s total sales in the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively.  The balance of categories, including software accessories, boutique and electronic products represented 9% and 8% of the Company’s total sales in the thirteen weeks and thirty-nine weeks ended October 29, 2005, respectively.

The Company strives to understand general economic and business trends and to manage the business in response to those trends, and monitors a number of key performance indicators in this regard, including:

Sales:  The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation.  Mall stores relocated in the same shopping mall after being open for at least thirteen months are considered comparable stores.  Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.  The Company further analyzes sales by store format (i.e., mall versus freestanding) and by product category.

Cost of Sales and Gross Profit:  Gross profit is a function of the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by the mix of products sold and by allowances negotiated with vendors.  The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with purchasing, receiving, inspecting and warehousing merchandise and costs associated with product returns to vendors.  Cost of sales also includes obsolescence costs and is reduced by the benefit of vendor allowances.

Selling, General and Administrative (“SG&A”) expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation and amortization charges (excluding those related to cost of sales, as discussed in Note 10 to the Condensed Consolidated Financial Statements).  SG&A expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios:  The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial condition.  See Liquidity and Capital Resources for discussion of items related to liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements.  Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets and income taxes.  Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 29, 2005 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Charges: Merchandise inventory is stated at the lower of cost or market as determined by the average cost method. Merchandise inventory valuation requires significant judgment and estimates regarding obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of a period.  Shrink estimates are based on historical results and trends.  Physical inventories are taken at least annually for all stores, and inventory records are adjusted accordingly.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company would test for impairment to determine if a write-down is needed.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 29, 2005

Compared to the Thirteen and Thirty-nine Weeks Ended October 30, 2004

The following table sets forth a period over period comparison of the Company’s sales for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004, by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	October 29, 2005	October 30, 2004	Change	%	Comp Store Sales	October 29, 2005	October 30, 2004	Change	%	Comp Store Sales
	(in thousands)					(in thousands)
Sales	$241,395	$270,013	$(28,618)	-10.6%	-7.5%	$779,923	$851,678	$(71,755)	-8.4%	-4.5%
As a % of sales
Music	58%	58%			-8.0%	58%	59%			-6.5%
Video	27%	27%			-7.6%	27%	27%			-4.7%
Video Games	6%	7%			-13.3%	7%	6%			7.1%
Other	9%	8%			-1.0%	8%	8%			3.1%

Store Count:
Mall	556	585
Freestanding	244	267
Total	800	852

Sales. The decrease in sales resulted from a comparable store sales decrease of 7.5% and 4.5%, respectively for the thirteen and thirty-nine weeks ended October 29, 2005, respectively. The decrease in sales was also due to the operation of fewer stores.  The Company operated 800 stores as of October 29, 2005 compared to 852 stores as of October 30, 2004.

Music:

The Company’s stores offer a wide range of compact discs (“CDs”), audio cassettes and singles across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. During the thirteen and thirty-nine weeks ended October 29, 2005, CD sales which constituted 99% of music sales, decreased 7.3% and 5.6% on a comparable store basis, respectively, as compared to the thirteen and thirty-nine weeks ended October 30, 2004.  The decrease in CD sales was consistent with the decline in industry sales during the period, characterized generally by lack of strong new releases. The Company’s music sales also decreased due to lower store count.

Video:

The Company offers DVDs and videocassettes, in all of its stores.  Comparable store sales in the DVD category decreased 3.0% in the thirteen weeks ended October 29, 2005 and was flat during the thirty-nine weeks ending October 29, 2005.  DVD sales constituted 93% and 92% of total video sales in the thirteen and thirty-nine weeks ended October 29, 2005 respectively. The Company’s decrease in DVD sales was due to lower store count and a decrease in comparable store sales consistent with the decline in industry sales during the period, characterized generally by lack of strong new releases.

Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software.  Comparable store sales decreased 13.3% and increased 7.1%, respectively, in the thirteen and thirty-nine weeks ended October 29, 2005.  During the thirteen weeks ended October 29, 2005, sales in the video games category slowed due to lower sales of new releases. For the thirty-nine week period ended October 29, 2005, lower sales of new releases in the third quarter was offset by strong sales of Sony’s PSP game system which was released in the first quarter.

Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products. Comparable store sales decreased 1.0% and increased 3.1%, respectively in the thirteen and thirty-nine weeks ended October 29, 2005.  The increase in the thirty-nine weeks ended October 29, 2005 is due to the Company’s merchandising initiatives to improve this category, including the expansion of product lines and adding new items to complement the core merchandise categories of music, video and video games.

Gross Profit.  The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Thirty-nine weeks ended
	(in thousands)		Change		(in thousands)		Change
	October 29, 2005	October 30, 2004	$	%	October 29, 2005	October 30, 2004	$	%
Gross Profit	$82,998	$99,968	$(16,970)	(17.0)%	$280,438	$316,311	$(35,873)	(11.3)%

As a % of sales	34.4%	37.0%			36.0%	37.1%

For the thirteen weeks ended October 29, 2005, gross margin as a percentage of sales declined by 260 basis points, resulting from a decrease in margin in music and DVD due to a more competitive pricing environment (90 basis points), higher distribution costs as a rate to sales (70 basis points) and a decrease in vendor allowances and other miscellaneous items (100 basis points).

For the thirty-nine weeks ended October 29, 2005, the gross margin rate as a percentage of sales declined by 110 basis points, resulting from higher distribution costs as a rate to sales (70 basis points) and a decrease in vendor allowances and other miscellaneous items (40 basis points).

Selling, General & Administrative Expenses (“SG&A”).  The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Thirty-nine weeks ended
	(in thousands)		Change		(in thousands)		Change
	October 29, 2005	October 30, 2004	$	%	October 29, 2005	October 30, 2004	$	%
SG&A	$102,325	$108,863	$(6,538)	(6.0)%	$311,337	$327,458	$(16,121)	(4.9)%

As a % of sales	42.4%	40.3%			39.9%	38.4%

Although variable SG&A expenses decreased due to fewer stores in operation, fixed SG&A expenses remained consistent in the thirteen and thirty-nine weeks ended October 29, 2005 as compared to the thirteen and thirty-nine weeks ended October 30, 2004, resulting in the reduction of expense leverage due to the decline in sales.

Other Income. Other income includes interest income. For the thirty-nine weeks ended October 29, 2005, other income also includes a realized gain of $0.8 million on the sale of available-for-sale securities during the second quarter.

Income Tax Benefit.  The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended (in thousands)		Thirty-nine weeks ended (in thousands)
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Income tax benefit before IRS settlement benefit in 2004	$(8,480)	$(4,299)	$(11,928)	$(5,899)

Effective tax rate before IRS settlement benefit in 2004	42.5%	45.4%	38.1%	47.4%

IRS settlement benefit	—	—	—	(10,545)

Income tax benefit	$(8,480)	$(4,299)	$(11,928)	$(16,444)

The Company recorded a lower tax benefit on a rate basis in the thirty-nine weeks ended October 29, 2005, due to an income tax charge of $1.1 million recorded in the thirty-nine weeks ended October 29, 2005 (see Note 12 of Notes to the Condensed Financial Statements).

The Company recorded an income tax benefit of $10.5 million in the thirty-nine weeks ended October 30, 2004.  The benefit was the result of closing a federal income tax examination. See Note 12 of Notes to the Condensed Financial Statements for further detail.

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

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended (in thousands)		Thirty-nine weeks ended (in thousands)
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Income (loss) before extraordinary gain	$(11,468)	$(5,174)	$(19,369)	$3,996

Extraordinary gain – unallocated negative goodwill, net of income taxes of 0, $359 and 0, $1,979, respectively	—	570	—	3,166

Net income (loss)	$(11,468)	$(4,604)	$(19,369)	$7,162

The decline in net income in the thirteen and thirty-nine weeks ended October 29, 2005 was due to the lower sales and gross profit, the recording of a tax charge for the change in Ohio state laws which was included in income (loss) for the thirty-nine weeks ended October 29, 2005 and the absence of a tax benefit recorded in the thirty-nine weeks ended October 30, 2004 (See Note 12 of Notes to the Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility.  The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and results from operations, merchandise inventory purchases and the related terms on the purchases, tax payments, capital expenditures and stock repurchase activity.  Management believes the Company will have adequate resources to fund its cash needs for the foreseeable future.  The following table sets forth a summary of key components of cash flow and working capital for the thirty-nine weeks ended October 29, 2005 and October 30, 2004:

	Thirty-nine weeks ended		Change
(in thousands)	October 29, 2005	October 30, 2004	$
Operating Cash Flows	$(172,792)	$(128,495)	$(44,297)
Financing Cash Flows	(11,921)	(20,167)	8,246

Capital Expenditures	(29,063)	(22,602)	(6,461)

Cash and Cash Equivalents	16,805	18,658	(1,853)
Inventories	477,732	459,246	18,486
Working Capital	242,335	245,132	(2,797)

The Company had cash balances of $16.8 million at October 29, 2005, compared to $229.8 million at January 29, 2005 and $18.7 million at October 30, 2004.  Inventory was $97 per square foot at October 29, 2005, compared to $88 per square foot at October 30, 2004. The increase in inventory is due to an expansion of the Company’s portable electronics category carrying a broader assortment of MP3 players and portable DVD players.  The increase is also due to an earlier build up of inventory for the holiday selling season.

Cash used by operating activities was $172.8 million for the thirty-nine weeks ended October 29, 2005.  The primary uses of cash were a $106.4 million seasonal reduction of accounts payable, a $21.6 million reduction in income taxes payable, and a $46.5 million increase in merchandise inventory. The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.  Similarly, merchandise inventory increases each year throughout the fall season and peaks during the holiday selling season.  The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the seasonal increase in sales during the holiday season (see Note 3 of Notes to the Condensed Financial Statements).

Cash used by financing activities was $11.9 million for the thirty-nine weeks ended October 29, 2005.  The primary use of cash was $27.0 million for the purchase of approximately 2.5 million shares of common stock under a stock repurchase program authorized by the Company’s Board of Directors in May 2003. The primary source of cash was through a capital lease borrowings of $12.9 million (See Note 7 of Notes to the Condensed Financial Statements) and the exercise of stock options of $3.9 million.

The authorized stock repurchase program allows the Company to repurchase 10 million shares of Common Stock from time to time on the open market and has no expiration date. As of October 29, 2005, the Company had 660 thousand remaining shares authorized under the current program.

The Company has a three-year, $100 million secured revolving credit facility with Congress Financial Corporation that expires in July 2006 and renews on a year-to-year basis thereafter with the consent of both parties. The facility contains certain restrictive provisions, including provisions governing cash dividends and acquisitions and is collateralized by merchandise inventory and other assets. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and anticipates obtaining a similar, replacement facility upon its expiration. As of October 29, 2005, the Company had $1.2 million in outstanding letter of credit obligations under the revolving credit facility and $98.8 million was available for borrowing. As of October 30, 2004, the Company had $3.9 million outstanding in borrowings and $1.2 million in outstanding letter of credit obligations under the revolving credit facility.

During 2004, the Company borrowed $5.8 million under a mortgage loan with South Trust Bank to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64 thousand over 10 years with a fixed interest rate of 6.0% and is secured by the real estate. As of October 29, 2005, the Company had a loan balance of $5.2 million outstanding.

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

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement in the amount of $12.0 million. The lease arrangement bears an average interest rate of 5.76% and will be repaid in monthly installments of $229 thousand over 5 years. As of October 29, 2005, the outstanding balance on the lease was $10.9 million.  During the thirteen weeks ended October 29, 2005, the Company purchased software licenses through a capital lease arrangement for $0.9 million, bearing an average interest rate of 5.75%. The capital lease will be repaid in quarterly installments of $122 thousand over 2 years. As of October 29, 2005, the outstanding balance on the lease was $0.8 million.

During the thirteen weeks ended October 29, 2005, the Company acquired an 80% interest in a Company that is fully consolidated for financial reporting purposes. The Company’s has committed funding of $3.0 million over a period of three years, of which $500 thousand has been funded as of October 29, 2005.

Capital Resources.  During the thirty-nine weeks ended October 29, 2005, the Company made capital expenditures of $29.1 million. During the thirty-nine weeks ended October 29, 2005, the Company opened 8 new stores, relocated 12 stores and closed 18 stores. The Company plans to spend approximately $37 million for capital expenditures in 2005.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 1.65%.  If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the facility, income before income taxes would be reduced by about $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 29, 2005. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

PART II - OTHER INFORMATION

Item 2 – Changes in Securities and Use of Proceeds

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The program has no expiration date.  The Company had repurchased 15 million shares of common stock under previously announced programs. As of October 29, 2005 the Company had purchased 9.3 million shares, at a total cost of $84.1 million, and 660 thousand shares remained to be purchased under the current program. The following table shows the purchase of equity securities purchased under the repurchase program as required by Regulation 229.703 Item 703:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 31, 2005 – August 27, 2005	352,700	8.10	352,700	1,348,741
August 28, 2005 – September 24, 2005	488,200	7.77	488,200	860,541
September 25, 2005 – October 29, 2005	199,900	7.83	199,900	660,641
Total	1,040,800	7.89	1,040,800	660,641

Item 6 - Exhibits and Reports on Form 8-K

(A)  Exhibits -

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K –

A Form 8-K was filed on August 11, 2005 incorporating by reference the Company’s August 11, 2005 press release announcing the Company’s financial results for the thirteen and twenty-six weeks ended July 30, 2005.

A Form 8-K was filed on October 18, 2005 incorporating by reference the Company’s October 18, 2005 press release providing updated guidance for its third quarter and fiscal year 2005.

A Form 8-K was filed on October 25, 2005 incorporating by reference the Company’s October 19, 2005 press release announcing the appointment of James A. Litwak as the President and Chief Operating Officer of the Company.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 8, 2005	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 8, 2005	By: /s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)