Form 10-K
period 2006-01-28
TRANS WORLD ENTERTAINMENT CORP
filed 2006-04-13
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐    No ☒

As of July 30, 2005, 32,184,026 shares of the Registrant’s Common Stock, excluding 23,404,549 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 30, 2005 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $207,286,769. Shares of Common Stock held by the Company’s controlling shareholder, who controls approximately 38.7% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 25, 2006, there were 30,620,302 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s June 7, 2006 Annual Meeting of Shareholders

III

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the Company’s future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements. These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements.

•                  highly competitive nature of the retail entertainment business;

•                  competitive pricing (price and product changes);

•                  adverse publicity;

•                  interest rate fluctuations;

•                  dependence on key employees;

•                  change in laws;

•                  the Company’s level of debt and related restrictions and limitations;

•                  new product introductions (“hit releases”);

•                  future cash flows;

•                  availability of new real estate;

•                  new technology, including digital downloading; and

•                  product liability claims

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, was incorporated in New York in 1972. It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted. The Company operates retail stores and four e-commerce sites and is one of the largest specialty retailers of entertainment software, including music, video, and video games and related products in the United States.

During 2005, the Company acquired an 80% interest in a company that is fully consolidated for financial reporting purposes.

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

Recent Developments

Subsequent to fiscal 2005 year end, effective March 27, 2006, the Company acquired the net assets of Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer which operates retail stores and websites under the names Sam Goody (www.SamGoody.com), Suncoast Motion Picture Company (www.Suncoast.com), On Cue and www.MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The transaction represents total consideration of $104.2 million in cash and $18.1 million in assumed liabilities, including certain customer obligations, rent and occupancy liabilities, and employee obligations. Under the terms of the Asset Purchase Agreement, the Company agreed to acquire 335 of Musicland’s 400 remaining stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources, LLC. See Note 13 of Notes to the Consolidated Financial Statements on this Annual Report on Form 10-K for detail.

On March 16, 2006, the Company acquired an 80% interest in a company that will be fully consolidated for financial reporting purposes. The Company has committed a total funding of $5.2 million over two years, of which $1.2 million was funded as of March 25, 2006.

Stores and Store Concepts

At January 28, 2006, the Company operated 782 stores totaling approximately 4.8 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Mall Stores

At January 28, 2006, the Company operated 546 mall-based stores in four concepts, predominantly under the f.y.e (“For Your Entertainment”), brand including:

Traditional f.y.e stores. The Traditional f.y.e mall store averages 5,700 square feet and carries a full complement of entertainment software, including music, video, video games and related accessories. There were 515 Traditional f.y.e stores at January 28, 2006.

Super f.y.e stores. The Super f.y.e concept carries the same merchandise categories as Traditional f.y.e mall locations, but with a much broader and deeper assortment. This concept is a semi-anchor or destination location in major regional malls. There were 13 Super f.y.e stores at January 28, 2006 that averaged 25,000 square feet.

f.y.e Movie stores. Saturday Matinee and f.y.e Movie stores specialize in the sale of DVD and related accessories. They are located in large, regional shopping malls and average 2,200 square feet. The Company operated 17 Saturday Matinee and f.y.e Movie stores at January 28, 2006.

f.y.e Games store. The Company operated one f.y.e Games store at January 28, 2006 occupying 2,300 square feet.

Freestanding Stores

At January 28, 2006, the Company operated 235 freestanding stores, under the brand names of f.y.e, Coconuts Music and Movies, Strawberries, Wherehouse Music and Movies, CD World, Streetside Records, Spec’s Music, and Second Spin. They carry a full complement of entertainment products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 6,200 square feet.

The Company also operates a single Planet Music store, a 31,400 square foot freestanding superstore in Virginia Beach, VA. The store offers an extensive catalog of music, DVD, video games and related merchandise.

E-Commerce Sites

The Company operates four retail Web sites including, www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com. These sites offer substantially the same complement of products as offered in the Company’s stores.

Merchandise Categories

Sales by merchandise category as a percentage of total sales for 2005, 2004 and 2003, and comparable store sales for 2005 and 2004, were as follows:

	2005	Comparable Store Sales	2004	Comparable Store Sales	2003
Music:
Compact discs	53.0%	(8.5)%	53.9%	(0.8)%	53.9%
Audio cassettes and singles	0.6	(42.5)	1.1	(38.4)	1.8
Total Music	53.6	(9.2)	55.0	(2.0)	55.7
Video:
DVD	28.4	0.7	26.4	14.6	23.6
VHS	1.6	(45.5)	2.8	(35.3)	4.6
Total Video	30.0	(3.7)	29.2	6.5	28.2
Video games	7.3	2.3	6.5	9.6	6.1
Other	9.1	4.4	9.3	(5.6)	10.0
Total	100.0%	(5.7)%	100.0%	0.8%	100.0%

The “Other” category includes electronics, accessories, boutique, and other sales, none of which individually exceeds 5%.

Business Environment

The Company’s stores offer predominantly entertainment software, including music, video and video games. These categories represented 91% of the Company’s sales in 2005. The balance of categories, including electronics, boutique and software accessory products represented 9% of the Company’s sales in 2005. Management believes there will be continued growth in its DVD and video games businesses.

The entertainment software industry, including music, video, and video games, totaled approximately $38 billion in the United States in 2006. This statistic is compiled from three sources: (1) Recording Industry Association of America (“RIAA”); (2) Rentrak Home Video Essentials (title revenues), including DVD and VHS; and (3) NPD Funworld’s estimate of retail video game sales.

According to statistics obtained from the RIAA, the overall approximate retail value of the music industry in 2005 was $12.27 billion, including shipments of physical products and value of various digital revenue streams. This compares with 2004 industry retail value of $12.34 billion. Overall album shipments, including both physical and digital albums were 794.7 million units in 2005, a 3.9% decline from 2004. The number of overall physical units in all formats shipped to all distribution channels in 2005 decreased by 8.0% when compared to 2004 .

According to statistics obtained from Rentrak Home Video Essentials, overall video sales, including DVD and VHS, were $16.1 billion, a decrease of 0.1% from 2004. DVD retail sales in 2005 were $15.7 billion, an increase of 4.5% over 2004.

The NPD Group published that video games sales in 2005 were $10.5 billion including portable and console hardware, software and accessories, an increase of 6% over 2004 sales.

Competition

Music sales have suffered from the unauthorized duplication of music and specialty retailers have been impacted by the proliferation of mass merchants (e.g. Wal-Mart and Target) and electronics superstores (e.g. Best Buy and Circuit City) that offer entertainment software and have gained a larger share of the market. The Company also competes with large specialty retail chains that offer similar products in similar style stores, including Tower Records, primarily in free-standing locations. However, the number of specialty and independent retailers has decreased due to their reliance on sales of recorded music. The Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

•                  Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailers in centers offering a full complement of entertainment software;

•                  Marketing: the Company uses newspaper, radio and television advertising and in-store visual displays to market to  consumers;

•                  Selection and assortment: the Company differentiates itself by maintaining a high in-stock position in a large assortment of product, particularly CDs and DVDs;

•                  Customer service: the Company believes it offers personalized customer service at its stores;

•                  Price perception: the Company communicates a value message by promoting value-priced merchandise, off-brand product and closeout merchandise and by offering a broad selection of used CDs, DVDs and video games;

•                  Listening and Viewing Stations (“LVS”): the Company’s LVS is a sampling and selection tool designed to encourage customer purchases. The third generation of LVS (“LVS 3”) is currently installed in 185 of the Company’s mall stores. The Company expects to complete the installation of LVS 3 in all stores during 2006. LVS 3 enhances the customers’ in-store experience through improved product information displays and product search and suggestion capabilities. It also supports in-store digital downloading.

Seasonality

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2005, the fourth quarter accounted for 37% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

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

Suppliers and Purchasing

The Company purchases inventory from approximately 900 suppliers. 71% of purchases in 2005 were made from ten suppliers: EMD (EMI Music Distribution), Sony/BMG (Sony-Bertelsmann Music Group), WEA (Warner/Electra/Atlantic Corp.), UMVD (Universal Music and Video Distribution), Fox Video Inc., Paramount Home Video, Buena Vista Home Video, Sony Computer Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will retain access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return unsold merchandise they have purchased for other titles carried by the suppliers. Two of the four largest music suppliers charge a related merchandise return penalty and the remaining two suppliers charge a return handling fee. Most manufacturers and distributors of video products do not typically charge a return penalty or handling fee. Merchandise return policies and other trade practices have not changed significantly in recent years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of January 28, 2006, the Company employed approximately 8,100 employees, of whom approximately 3,670 were employed on a full-time basis. All other employees are employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

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

The Company’s point-of-sale and merchandising systems allow for the daily reporting of sales, inventory and gross margin by store and by item. The Company replaced its point-of-sale system in 2005, through a capital lease transaction at a cost of $12.0 million (see Note 5 of Notes to the Consolidated Financial Statements for detail).

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate Web site address is www.twec.com. The Company makes available free of charge its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its Web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov.

The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The fiscal 2005 (“2005”) year ended on January 28, 2006; fiscal 2004 (“2004”) year ended on January 29, 2005; and fiscal 2003 (“2003”) year ended on January 31, 2004.

Item 1A. RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

The Company’s results of operations are affected by the availability of new products.

The Company’s business is affected by the release of “hit” music, video and video game titles, which can create fluctuations in sales. It is not possible to determine the timing of these fluctuations or the future availability of hit titles. The Company does not control the content of new products and is dependent upon the major music and movie producers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, or, if manufacturers fail to introduce or delay the introduction of new products, the Company’s results of operations may be adversely affected.

The Company’s results of operations may suffer if the Company does not accurately predict consumer acceptance of new product or distribution technologies.

The entertainment industry is characterized by changing technology, evolving standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require that the Company respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies that consumers accept, its results of operations may suffer.

Increased competition from existing retailers and alternative distribution channels may adversely affect the Company’s results of operations.

The retail entertainment business is highly competitive. The Company competes with a wide variety of entertainment retailers, including regional and national mall-based music chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, record clubs and independent operators, some of which have greater financial and other resources than the Company. The Company also expects continued growth in competing home entertainment options, including the Internet and larger numbers of television and music channels offered by cable companies. In particular, Internet and cable technologies coupled with high-quality digital recording technologies allows direct downloading of recorded music by consumers via the Internet. Some of these technological enhancements, including the ability to download music, video and video games onto PCs or other devices, or play games over the Internet through consoles, could reduce retail sales of CDs, DVDs and video games. A wide selection of music and video services can now be offered to consumers through:

•                  the Internet,

•                  cable companies,

•                  direct broadcast satellite companies,

•                  telephone companies, and

•                  other telecommunications companies.

If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, video and video games, the Company’s results of operations could be affected.

A decline in current levels of consumer spending could adversely affect results of operations.

The Company’s results of operations is affected by the level of consumer spending, which reflects the general state of local economies in which the Company operates.

The Company’s operating results fluctuate from period to period.

As is the case with many retailers, a significant portion of the Company’s sales, and an even greater portion of the Company’s earnings is generated in the fourth fiscal quarter, which includes the holiday selling season. Less than satisfactory sales for such period could have an adverse effect on the Company’s results of operations.

Growth Strategy – the failure to grow the Company’s business may limit its earnings.

Historically, the Company’s growth has come from the opening of new stores and the acquisition of stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms. Any lack of availability of new stores or acquisition opportunities may impact the Company’s ability to increase sales and earnings.

A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations.

The majority of the Company’s purchases come from ten major suppliers. As is standard in the music industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases on an order-by-order basis. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it could have an adverse effect on the Company’s results of operations.

If the Company’s vendors fail to provide marketing and merchandising support at historical levels, the Company’s results of operations could be negatively impacted.

The manufacturers of entertainment products have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, the Company receives cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable the Company to actively promote and merchandise the products that it sells and drive sales at the Company’s stores and on its websites. If the Company’s vendors fail to provide this support at historical levels, the Company’s results of operations could be negatively impacted.

If the Company fails to successfully complete and integrate future acquisitions, the Company’s results of operationscould be negatively impacted.

As part of the Company’s efforts to grow and compete, the Company may engage in acquisitions. The Company’s pursuit of future acquisitions is subject to its ability to negotiate favorable terms for these acquisitions. Accordingly, the Company cannot be assured that future acquisitions will be completed. In addition, to facilitate future acquisitions, the Company may take actions that could dilute the equity interests of its stockholders, increase its debt or assume contingent liabilities, all of which may have a negative effect on the price of the Company’s common stock. Finally, if any acquisitions are not successfully integrated with its business, the Company’s ongoing operations and results of operations could be adversely affected.

Loss of Key Personnel could harm the Company’s results of operations.

The Company believes that its future prospects depend to a significant extent on the services of its executive officers, as well as its ability to attract and retain qualified key personnel. The loss of the services of certain of the Company’s executive officers and other key management personnel could harm the Company’s results of operations.

Control by and Dependence on Key Personnel - Robert J. Higgins has a strong influence on the outcome of any vote of the Company’s Shareholders and if the Company were to lose his services, it may not be able to replace his skills and experience.

Robert J. Higgins serves as Chairman of the Board of Trans World and its Chief Executive Officer and owns approximately 40.6% of the outstanding common stock of Trans World, as of March 15, 2006. Further, if the Company were to lose Mr. Higgins’ services, it may not be able to replace his skills and experience, and this could have an adverse effect on the Company’s financial results.

If, in the future, the Company concludes that its internal controls over financial reporting are not adequate, or if the Company’s auditors conclude that the Company’s evaluation of internal controls over financial reporting is not adequate, investors could lose confidence in the reliability of the Company’s financial statements, which could result in a decrease in the value of the Company’s common stock. The effectiveness of the Company’s disclosure and internal controls may be limited.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. There is a risk that in the future the Company may identify internal control deficiencies that suggest that the Company’s controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause a decline in the market price of the Company’s common stock.

Disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. In the event that there are errors or misrepresentations in the Company’s historical financial statements or the SEC disagrees with the Company’s accounting, the Company may need to restate its financial statements. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact the Company’s financial results in the future.

Anti-takeover provisions – New York anti-takeover law provisions and the classified Board Amendment, may discourage unsolicited takeovers.

In August 2000, the Company’s Board of Directors adopted a Classified Board Amendment which together with anti-takeover provisions eschewed by New York State Law may discourage open market purchases or a non-negotiated tender or exchange offer for the stock of the Company. This may be adverse to the interests of a shareholder who might receive a premium in a transaction of this type.

Item 1B. UNRESOLVED SEC COMMENTS

The Company has  not received within 180 days or more before January 28, 2006,  written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended that remain unresolved.

Item 2. PROPERTIES

Retail Stores

At January 28, 2006, the Company operated 781 stores under operating leases, some of which have renewal options. Substantially all of the leases provide for the payment of fixed monthly rentals and expenses for maintenance, property taxes and insurance. Many leases provide for added rent based on store sales in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2006	186	2010	69

2007	135	2011	39

2008	132	2012	31

2009	118	2013 and beyond	71

The Company expects that as most leases expire it will exercise renewal rights or obtain new leases for the same or similar locations. The Company owns one store.

Corporate Offices and Distribution Center Facilities

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015. These leases are at fixed rentals with provisions for biennial increases based on increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 53,200 square feet and the distribution center portion is approximately 128,100 square feet. The Company owns a 236,600 square foot distribution center with 59,200 square feet of adjacent office space in North Canton, Ohio. The Company also leases a 198,200 square foot distribution center in Carson, California; this lease includes two five-year renewal options and expires in December 2015.

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs. Shipments from the distribution facilities to the Company’s stores are made at least once a week and currently provide approximately 74% of all merchandise requirements. The balance of the stores’ requirements are satisfied through direct shipments from vendors. Company operated trucks service approximately 86 of its stores. The remaining stores are serviced by common carriers chosen on the basis of geography and rate considerations.

The Company leases a 43,500 square foot facility in Johnstown, New York, where it manufactures many of its store fixtures. The operating lease expires in December 2006. The Company believes that its costs of production are equal to or lower than purchasing the fixtures from outside suppliers.

The Company leases an additional 31,700 square feet of office space in Albany, New York. The operating lease expires in June 2014 and includes two, five-year options to renew.

Item 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 28, 2006.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.”  As of January 28, 2006, there were 535 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from January 31, 2004 through March 18, 2005.

	Closing Sales Prices
	High	Low
2004
1st Quarter	$10.79	$7.45
2nd Quarter	$10.65	$9.38
3rd Quarter	$11.54	$8.83
4th Quarter	$12.77	$10.62

2005
1st Quarter	$15.39	$12.55
2nd Quarter	$14.91	$10.39
3rd Quarter	$10.74	$6.39
4th Quarter	$6.95	$4.74

2006
1st Quarter (through March 31, 2006)	$6.17	$5.06

On March 31, 2006, the last reported sale price on the Common Stock on the NASDAQ National Market was $5.57.

Options for the Company’s Common Stock trade on the Chicago Board Options Exchange.

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The Company had repurchased 15 million shares of common stock under previously announced programs. As of January 28, 2006, the Company had purchased the 10 million shares outstanding under the stock repurchase program, at a total cost of $88.5 million. During 2005 the Company purchased 3.1 million shares at a total cost of $31.3 million. The following table shows the purchase of equity securities purchased under the repurchase program as required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 30, 2005 – November 26, 2005	226,100	$6.63	226,100	434,541
November 27, 2005 – December 31, 2005	434,541	$6.44	434,541	—
January 1, 2006 – January 28, 2006	—	—	—	—
Total	660,641	$6.51	660,641	—

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 28, 2006:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
	(Shares in thousands)
Equity Compensation Plan Approved by Shareholders	9,860	$8.94	5,451
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

Dividend Policy: The Company has never declared dividends on its Common Stock and does not plan to pay cash dividends on its Common Stock in the foreseeable future. The Company’s credit agreement does not restrict the payment of cash dividends so long as payment conditions per the agreement are met. Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company’s credit agreement and other factors the Company’s Board of Directors may consider.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected income statement and balance sheet data for the five fiscal years ended January 28, 2006 from the Company’s audited consolidated financial statements. Each fiscal year of the Company consisted of 52 weeks. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	($ in thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales	$1, 238,486	$1,365,133	$1,330,626	$1,281,869	$1,388,032
Cost of sales	806,873	869,999	842,726	815,071	935,256
Gross profit	431,613	495,134	487,900	466,798	452,776
Selling, general and administrative expenses	426,854	450,162	459,441	465,893	422,737
Goodwill impairment charge (1)	—	—	—	40,914	—
Income (loss) from operations	4,759	44,972	28,459	(40,009)	30,039
Interest expense	2,954	2,444	2,147	2,349	2,477
Other income	(2,171)	(1,039)	(718)	(1,231)	(2,120)
Income (loss) before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	3,976	43,567	27,030	(41,127)	29,682
Income tax expense (benefit)	1,090	4,892	8,302	(9,341)	12,891
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	2,886	38,675	18,728	(31,786)	16,791
Extraordinary gain – unallocated negative goodwill , net of income taxes (2)	—	3,166	4,339	—	—
Cumulative effect of change in accounting principle, net of income taxes (3)(4)	(2,277)	—	—	(13,684)	—
Net income (loss)	$2,922	$41,841	$23,067	$(45,470)	$16,791
Basic earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.12	$0.50	$(0.79)	$0.40
Extraordinary gain – unallocated negative goodwill	—	0.09	0.12	—	—
Cumulative effect of change in accounting principle	(0.07)	—	—	(0.34)	—
Basic earnings (loss) per share	$0.02	$1.21	$0.62	$(1.13)	$0.40
Weighted average number of shares outstanding - basic	31,962	34,531	37,422	40,224	41,938
Diluted earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.06	$0.49	$(0.79)	$0.39
Extraordinary gain – unallocated negative goodwill	—	0.09	0.11	—	—
Cumulative effect of change in accounting principle	(0.07)	—	—	(0.34)	—
Diluted earnings (loss) per share	$0.09	$1.15	$0.60	$(1.13)	$0.39
Weighted average number of shares outstanding – diluted	32,124	36,297	38,209	40,224	42,553

Pro forma amounts assuming new accounting principle was applied retroactively:
Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$2,886	$38,675	$18,728	$(31,786)	$16,791
Pro forma income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	2,922	38,946	18,533	(32,115)	17,283
Pro forma net income	2,922	42,112	22,872	(45,799)	17,283
Per share amounts:
Basic earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$0.09	$1.12	$0.50	$(0.79)	$0.40
Pro forma basic earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.09	$1.13	$0.50	$(0.80)	$0.41
Pro forma basic earnings per share	$0.09	$1.22	$0.61	$(1.14)	$0.41
Diluted earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$0.09	$1.06	$0.49	$(0.79)	$0.39
Pro forma diluted earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.09	$1.07	$0.49	$(0.80)	$0.40
Pro forma diluted earnings per share	$0.09	$1.16	$0.60	$(1.14)	$0.40

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	($ in thousands, except per share and store data)
BALANCE SHEET DATA: (at the end of the period)

Total assets	$800,323	$859,653	$817,758	$803,396	$935,418
Current portion of debt and capital lease obligations	3,659	780	395	1,640	4,711
Long-term obligations	19,474	12,037	7,465	7,860	9,500
Shareholders’ equity	$378,512	$404,323	$399,184	$392,104	$448,066

OPERATING DATA:
Store count (open at end of period):
Mall stores	546	560	595	650	686
Freestanding stores	236	250	286	205	216
Total stores	782	810	881	855	902

Comparable store sales increase/(decrease) (5)	(5.7)%	0.8%	1.3%	(5.0)%	(2.7)%

Total square footage (in thousands)	4,824	5,002	5,484	4,944	5,076

(1)       The Company recorded a non-cash goodwill impairment charge in fiscal 2002 related to SFAS No. 142, “Goodwill and Other Intangible Assets” concerning the accounting for goodwill.

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

(3)       The Company adopted guidance relating to the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, effective as of the beginning of 2002, resulting in a one-time, non-cash, after-tax charge of $13.7 million, which was classified as a “cumulative effect of a change in accounting principle” in 2002.

(4)       The Company adopted FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”, effective January 28, 2006 resulting in a one-time, non-cash, after tax charge of $2.3 million, which was classified as a “cumulative effect of a change in accounting principle” in 2005. For additional discussion regarding the cumulative effect of the change in accounting principle, refer to Note 2 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, DVD, and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

Subsequent to the fiscal year ended January 28, 2006 and effective March 27, 2006, the Company acquired the net assets of Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer which operates retail stores and Web sites under the names Sam Goody (www.SamGoody.com), Suncoast Motion Picture Company (www.Suncoast.com), On Cue and www.MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. See Note 13 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail.

On March 16, 2006, the Company acquired an 80% interest in a company that will be fully consolidated for financial reporting purposes. The Company has committed a total funding of $5.2 million over two years, of which $1.2 million was funded as of March 25, 2006.

At January 28, 2006, the Company operated 782 stores totaling approximately 4.8 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In the fiscal year ended January 28, 2006 (referred to herein as “2005”), the Company’s sales decreased as compared to the fiscal year ended January 29, 2005, (referred to herein as “2004”) as a result of lower comparable sales and from operating fewer stores during the year. Earnings decreased in 2005 as a result of lower sales and gross margins, partially offset by lower selling, general and administrative expenses.

The Company focuses on the following areas in its effort to improve its business:

Developing its Brands – f.y.e. brand

The Company strives to increase consumer awareness of its various branded stores and Internet sites. Particular attention is paid to its national mall-based brand f.y.e (“For Your Entertainment”), since its launch in 2001. The f.y.e brand initiative is aimed at broadening the Company’s customer base by creating a more relevant entertainment shopping experience and differentiating f.y.e from its competition. It is centered on an engaging and personalized approach in marketing and merchandising, an interactive in-store and on-line entertainment experience and a best-in-retail-class customer service level – all designed to draw customers into stores and enhance long-term customer loyalty. During 2005, the Company also introduced its customer loyalty program, f.y.e. Backstage Pass, which is designed to build stronger connections with each customer.

Improving Merchandise Assortment

The Company edits the product mix of its stores toward regional tastes in order to increase the productivity of its stores, seeking to serve key customer segments within each store. This involves tailoring the overall CD inventory and square footage allocation in line with a store’s trend, and increasing inventory and square footage allocations for other, growing categories. The Company is also evaluating introduction of new products to complement its core categories of CD, DVD and video games. In particular, the Company is seeing growth and positive results with the introduction of new products including portable DVD players, mobile phones, MP3 players and accessories in the electronics, accessories and boutique categories and will continue to refine that mix. In 2005, an area of success was the 20% growth over 2004 in the Company’s used product business and this growth is expected to continue in 2006 as the Company expands into the underdeveloped DVD business as well as increase promotions and in-store merchandising.

The Company is embracing new digital media sales in its stores and on its e-commerce sites and regards digital downloading as a means to grow sales. With the introduction of its third generation Listening and Viewing Stations (“LVS 3”) in all stores in 2006, the Company will pursue growth in this category. LVS 3 will support the digital download of music and videos in the future.

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

In October 2003, the Company acquired substantially all of the net assets of 111 stores from Wherehouse Entertainment Inc. (“Wherehouse”), a specialty music retailer located primarily in the Western United States, for $35.2 million in cash. The acquired stores have been an excellent fit both strategically and operationally with the Company’s freestanding stores and provided an intelligent opportunity to expand its West Coast presence. The Company also acquired in October 2003 substantially all of the net assets of 13 specialty stores of CD World Inc. (“CD World”), located in New Jersey and Missouri, for $1.9 million in cash. See Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Historically, about 10% of the Company’s stores are being evaluated at any time for closure. The composition of these stores changes from time-to-time as the result of competitive changes and other factors. The Company aggressively closes stores when minimum operating thresholds are not achieved. In recent years, the Company has experienced a net store decline, as closings have outnumbered openings and acquisitions.

During 2005, the Company closed 47 stores, opened 19 stores and repositioned 16 stores. Management believes it will close approximately 35 stores in 2006 and open about 50 new stores. The Company anticipates that its store growth will continue in the future. Subsequent to the fiscal year ended January 28, 2006 and effective March 27, 2006, the Company acquired the net assets of 335 stores from Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer which operates retail stores and websites under the names Sam Goody (SamGoody.com), Suncoast Motion Picture Company (Suncoast.com), On Cue and MediaPlay.com. The acquisition of the Musicland stores provides the Company with the ability to leverage their store locations, and strategically increase its national presence and provide further growth opportunities. See Note 13 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for detail.

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

Cost of Sales and Gross Profit:  Gross profit is a function of the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by sales levels, mix of products sold, vendor discounts and allowances and distribution costs. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with purchasing, receiving, inspecting and warehousing merchandise and costs associated with product returns to vendors. Cost of sales also includes obsolescence costs and is reduced by the  benefit of vendor allowances.

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

Fiscal Year Ended January 28, 2006 (“2005”)

Compared to Fiscal Year Ended January 29, 2005 (“2004”)

Sales. The following table sets forth a year-over-year comparison of the Company’s total sales:

			2005 vs. 2004
($ in thousands)	2005	2004	$	%
Sales	$1,238,486	$1,365,133	$(126,647)	(9.3)%

Sales decreased in 2005 due to a decrease in the store count from 810 at the end of 2004 to 782 at the end of 2005. The decrease in sales was also the result of a comparable store sales decrease of 5.7%. In 2005, comparable store sales decreased 5.4% for mall-based stores and decreased 6.3% for freestanding stores. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Not including comparable store sales, sales from new and acquired stores, sales from stores closed during the year and Internet sales, for 2005 and 2004 were $37.6 million and $145.8 million, respectively. Product units sold in 2005 decreased 9.0% over 2004, and average retail for units sold decreased 0.5%.

Sales by merchandise category for 2005 and 2004 and comparable store sales by category for 2005 were as follows:

			Total Comparable
	2005	2004	Store Sales
	($ in thousands)
Music:
Compact discs	$655,806	$736,149	(8.5)%
Audio cassettes and singles	7,906	14,463	(42.5)
Total Music	663,712	750,612	(9.2)
Video:
DVD	352,184	360,262	0.7
VHS	19,781	37,781	(45.5)
Total Video	371,965	398,043	(3.7)
Video games	90,408	89,297	2.3
Other	112,401	127,181	4.4
Total	$1,238,486	$1,365,133	(5.7)%

The “Other” category includes electronics, accessories, boutique and other sales, none of which individually exceeds 5%.

Music

The Company’s stores offer a wide range of new and used CDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 53.6% of the Company’s sales in 2005.

The Company’s annual CD unit sales decreased 12.4% in 2005. This decrease is due to a lower store count, weak industry new releases and increased digital downloading. According to Soundscan, total CD unit sales in the United States declined 7.2%.

The Company is working to introduce digital distribution channels in its stores and through its e-commerce sites. The Company has rolled-out the third generation of LVS, or LVS 3, in over 185 mall stores at the end of 2005 and expects to install it in all stores in 2006. This next generation of technology for the customers enhances overall in-store and online experience through new product information displays and full catalog search capabilities. It is also positioned to deliver in-store digital downloading in the future. Management believes that music will be the category with the highest sales for the foreseeable future.

Video

The Company offers DVDs in all its stores. Total sales for 2005 in the video category decreased 6.6%. Total sales in the DVD category decreased  2.2% in 2005, due to a lower store count, partially offset by a comparable store sales increase of 0.7%. The increase in DVD comparable store sales reflects the continued industry growth in this category offset by a lack of strong new releases and increased competition. The Company plans to continue to grow market share in this category by adding more product and increasing square footage allocations. The video category, including DVD and VHS, represented 30.0% of the Company’s total sales in 2005. According to statistics obtained from Rentrak Home Video Essentials, DVD retail sales in 2005 were $15.7 billion, an increase of 4.5% over 2004.

Video games

The Company offers video game hardware and software in most of its stores, with a mix that favors software. Comparable sales in the video games category increased 2.3% in 2005. The results in this category were positively impacted by Microsoft’s Xbox 360 which was released in

November 2005. The comparable store sales increase in this category was partially offset by hardware shortages, delays in release of highly anticipated software titles and consumer anticipation of next-generation hardware. Video games represented 7.3% of the Company’s total sales in 2005. According to the NPD Group, industry sales for 2005 were $10.5 billion including portable and console hardware, software and accessories, an increase of 6% over 2004.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2005 vs. 2004
($ in thousands)	2005	2004	$	%
Gross Profit	$431,613	$495,134	$(63,521)	(12.8)%

As a percentage of sales	34.9%	36.3%

Gross profit as a percentage of sales decreased in 2005 as compared to 2004 due to an increase in the Company’s distribution center costs by 30 basis points, a shift in the mix of sales from music to DVD and video games categories of 30 basis points and more competitive pricing in DVD, video games and accessories categories of 50 basis points.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2005 vs. 2004
($ in thousands)	2005	2004	$	%
Selling, general and administrative expenses	$426, 854	$450,162	$(23,308)	(5.2)%

As a percentage of sales	34.5%	33.0%

The Company’s SG&A expenses decreased in 2005 due to the operation of fewer stores. The Company operated an average of 796 stores in 2005 compared to an average of 846 stores in 2004, a decrease of 6%. The increase in the SG&A expenses rate as a percentage of sales was due to lower sales.

Other Income. Other income includes interest income. For 2005, other income also includes a realized gain of $0.8 million on the sale of available-for-sale securities.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s provision for income taxes:

			2005 vs. 2004
($ in thousands)	2005	2004	$
Income tax expense	$1,090	$4,892	$(3,802)

Effective tax rate	27.4%	11.2%

For 2005, the Company’s effective tax rate was negatively impacted by changes in Ohio State tax legislation. The legislation phases out state corporation franchise taxes which are based on income. The impact of the Ohio tax legislation resulted in an increase in the state valuation allowance of $1.9 million, associated with deferred tax assets, principally net operating losses that, based on management’s estimates, will not be realized during the phase-out period. Additionally, the valuation allowance was increased by $0.9 million for deferred tax assets attributable to state net operating losses impacted as a result of projected lower future taxable income within certain states’ expiration periods. During 2005, the Company recognized a tax benefit of $2.0 million, attributable to the effect of additional deductible temporary differences. For a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate, see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The effective tax rate for 2004 was positively impacted by a benefit arising from the closing of a federal income tax examination and a decrease in the valuation allowance. The benefit of $10.5 million was recorded in the second fiscal quarter and included the closing of all matters not previously settled in relation to corporate-owned life insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999 (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). The original income tax payable amounts which were recorded during the years covered by the examination were reversed subsequent to the final settlement resulting in the tax benefit. With the closing of the tax examination, the Company has surrendered the remaining COLI policies. In addition, the valuation allowance was decreased by $2.2 million to account for the planned utilization of federal and state net operating loss carryforwards during the expiration periods previously considered uncertain (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Cumulative Effect of a Change in Accounting Principle. The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases. The Company recognized an expense for the cumulative effect of this change in accounting principle in the fourth quarter of 2005 of $2.3 million, net of income taxes of $1.5 million.

Extraordinary Gain. In 2004, the Company recorded an extraordinary gain as the result of acquiring substantially all the net assets of Wherehouse Entertainment Inc. and CD World Inc. in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. The gain represents the excess of the fair value of net assets acquired over the purchase price. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired was finalized and adjusted in 2004, resulting in an extraordinary gain of $3.2 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain represents adjustments to the value of liquidated inventory ($2.5 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.1 million) and occupancy related expenses ($0.6 million).

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

			2005 vs. 2004
($ in thousands)	2005	2004	$	%
Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$2,886	$38,675	$(35,789)	(92.5)%
Extraordinary gain –unallocated negative goodwill, net of income taxes of $0 and $1,979 for 2005 and 2004, respectively	—	3,166

Cumulative effect of a change in accounting principle, net of income taxes of $1,505 and $0 for 2005 and 2004 , respectively	(2,277)	—

Net income	$609	$41,841	$(41,232)

Net income as a percentage of sales	0.1%	3.1%

The decrease in income before extraordinary gain and cumulative effect of a change in accounting principle, and net income in 2005 as compared to 2004 is due to the decrease in income from operations driven by lower sales and resulting lower gross profit, partially offset by lower SG&A expenses, and a lower income tax benefit of $2.0 million recorded in 2005, compared to a benefit of $10.5 million, which was recorded in the second fiscal quarter of 2004 (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Fiscal Year Ended January 29, 2005 (“2004”)

Compared to Fiscal Year Ended January 31, 2004 (“2003”)

Sales. The following table sets forth a year-over-year comparison of the Company’s total Sales:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Sales	$1,365,133	$1,330,626	$34,507	2.6%

Sales increased in 2004 despite a decrease in the store count from 881 at the end of 2003 to 810 at the end of 2004. The increase in sales resulted from a comparable store sales increase of 0.8%. In 2004, comparable store sales increased 1.9% for mall-based stores and decreased 1.3% for freestanding stores. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Sales from new and acquired stores and stores closed during the year, excluded from comparable store sales, for 2004 and 2003 are $145.8 million and $121.2 million, respectively. Product units sold in 2004 increased 3.4% over 2003, and average retail for units sold decreased 0.6%.

Sales by merchandise category and comparable store sales for 2004 and 2003 were as follows:

	2004	2003	Comparable Store Sales
	($ in thousands)
Music:
Compact discs	$736,149	$717,145	(0.8)%
Audio cassettes and singles	14,463	23,819	(38.4)
Total Music	750,612	740,964	(2.0)
Video:
DVD	360,262	313,977	14.6
VHS	37,781	60,891	(35.3)
Total Video	398,043	374,868	6.5
Video games	89,297	80,888	9.6
Other	127,181	133,906	(5.8)
Total	$1,365,133	$1,330,626	0.8%

The “Other” category includes electronics, accessories, boutique and other sales, none of which individually exceeds 5%.

Music

The Company’s stores offer a wide range of CDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. This category represented 55% of the Company’s sales in 2004.

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

The Company is actively embracing digital media in its stores and through its e-commerce activities and regards digital downloading as yet another format for selling media products. In the fourth quarter of 2004, the Company unveiled the f.y.e Download Zone, a subscription-based digital music service, where customers can have access to over a million songs for a monthly fee of $14.95.

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

Video games

The Company offers game hardware and software in most of its stores, with a mix that favors software. The Company’s video games business improved steadily during the second half of 2004, reversing first half results. The Company’s comparable sales in this category increased 9.6% in 2004. The results in the video games category were driven by the Company’s initiatives to improve product selection and increase the category’s visibility in its stores. The video games category was also positively impacted by the success of new releases, including Grand Theft Auto – San Andreas and Halo2. The category represented 7% of the Company’s total sales in 2004.

Software sales for the game industry were $6.2 billion, up 8%, or $400 million over sales in 2003. Industry sales for 2004 of $9.9 billion including portable and console hardware, software and accessories, decreased by less than 1% over 2003 sales, according to The NPD Group, which tracks video games sales in the United States. For 2004, console software, portable game software and portable game hardware also experienced unit sales increases of 8%, 13% and 9%, respectively.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Gross Profit	$495,134	$487,900	$7,234	1.5%

As a percentage of sales	36.3%	36.7%

The decrease in the gross profit rate as a percentage of sales was due to a continued shift in the mix of the Company’s sales toward DVD and video games, and higher markdowns in the electronics, accessories and boutique categories due to fourth quarter promotions and clearance activity. The Company also incurred higher product shrink expenses and distribution costs associated with bringing its Carson, California distribution facility into full production during the year.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Selling, general and administrative expenses	$450,162	$459,441	$(9,279)	(2.0)%

As a percentage of sales	33.0%	34.5%

The Company’s SG&A expenses were lower in 2004 due to the absence of non-recurring charges including the write-off of long-lived assets of $3.7 million related to the outsourcing of its Internet operations, and transition costs of $2.3 million associated with the Wherehouse acquisition in 2003. The Company also recognized approximately $5.0 million lower incentive bonuses in 2004 as compared to 2003. The improvement in the SG&A expenses rate as a percentage of sales was also due to the increase in 2004 sales.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s provision for income taxes:

			2004 vs. 2003
($ in thousands)	2004	2003	$
Income tax expense	$4,892	$8,302	$(3,410)

Effective tax rate	11.2%	30.7%

For 2004, the Company’s effective tax rate of 11.2% was positively impacted by a benefit arising from the closing of a federal income tax examination and a decrease in the valuation allowance. The benefit of $10.5 million was recorded in the second fiscal quarter and included the closing of all matters not previously settled in relation to corporate-owned life insurance (“COLI”) policies, which were part of the Company’s acquisition of Camelot in 1999 (see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). The original income tax payable amounts which were recorded during the years covered by the examination were reversed subsequent to the final settlement resulting in the tax benefit. With the closing of the tax examination, the Company has surrendered the remaining COLI policies. In addition, the valuation allowance was decreased by $2.2 million to account for the planned utilization of federal and state net operating loss carryforwards during the expiration periods previously considered uncertain.

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

Extraordinary Gain. In 2004, the Company recorded an extraordinary gain as the result of acquiring substantially all the net assets of Wherehouse Entertainment Inc. and CD World Inc. in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. The gain represents the excess of the fair value of net assets acquired over the purchase price. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired was finalized and adjusted in 2004, resulting in an extraordinary gain of $3.2 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain represents adjustments to the value of liquidated inventory ($2.5 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.1 million) and occupancy related expenses ($0.6 million).

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:  The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and the related terms on the purchases, store openings, tax payments, capital expenditures and stock repurchase activity. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, and anticipates that cash flows from operations will be sufficient to fund its capital spending, its seasonal increase in inventory, income tax payments and other operating cash requirements and commitments. Management anticipates any cash requirements due to an unanticipated shortfall in cash from operations, will be funded by the Company’s revolving credit facility, discussed hereafter. Management believes its reported cash flows are indicative of cash flow for the foreseeable future and is not currently aware of any trends, uncertainties or other significant events that would cause liquidity to increase or decrease in a material way except as discussed under Subsequent Events - Note 13 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. However, there can be no assurance, that the Company will continue to generate cash flows at or above current levels or that we will be able to maintain the Company’s ability to borrow under the revolving credit facility. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

			2005 vs. 2004			2004 vs. 2003
($ in thousands)	2005	2004	$	%	2003	$	%
Operating Cash Flows	$25,247	$105,931	$(80,684)	(76)%	$66,883	$39,048	58%
Investing Cash Flows	(40,517)	(35,398)	(5,119)	(14)%	(54,033)	18,635	34%
Financing Cash Flows	(17,289)	(32,687)	15,398	47%	(17,978)	(14,709)	(82)%

Capital Expenditures	(41,330)	(33,398)	(7,932)	(24)%	(16,989)	(16,409)	97%

Cash and Cash Equivalents	197,209	229,768	(32,559)	(14)%	191,922	37,846	20%
Merchandise Inventory	402,712	431,246	(28,534)	(7)%	424,783	6,463	2%
Working Capital	257,467	278,066	(20,599)	(7)%	253,475	24,591	10%
Inventory turns	1.9	2.0			2.1

The decrease in cash from operating activities in 2005 was the result of lower net income of $0.6 million as compared to net income of $41.8 million in 2004. It was further due to a net $7.0 million cash use in 2005, in net inventory (inventory less accounts payable) as compared to a $48.1 million net cash source in 2004. The net $7.0 million cash use in 2005 was the result of larger than usual inventory payments in early 2005 for inventory received in the fourth quarter of 2004.

The Company used less cash in 2005 for the payment of accrued expenses ($2.8 million cash use in 2005 as compared to $10.4 million cash use in 2004) and taxes ($7.9 million cash use in 2005 as compared to $15.1 million cash use in 2004). All other operating cash sources, net, were approximately $10.7 million.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average inventory balances), inventory investment per square foot and inventory leverage (accounts payable divided by inventory). Inventory turn for 2005 was 1.9 compared to 2.0 in 2004. Inventory investment per square foot was $83 per square foot at the end of 2005 as compared to $86 per square foot at the end of 2004. Inventory leverage was 80% as of January 28, 2006 compared with 83% as of January 29, 2005. Management considers these results to be in a normal operating range. Management does not anticipate large fluctuations in inventory or accounts payable balances for its existing stores in the foreseeable future.

Cash used in investing activities was $40.5 million in 2005, as compared to $35.4 million in 2004. In 2005, the primary use of cash in investing activities was $41.3 million for capital expenditures. The Company had capital expenditures in 2005 of $16.0 million for new store openings and relocations and for store improvements. The Company further made investments in its store technology and upgraded its LVS (in-store Listening and Viewing Stations) for $10.7 million. The Company also replaced its store point-of-sale system for $12.0 million, as discussed hereafter.

The Company had capital expenditures in 2004 of $24.5 million for new store openings and relocations and for store improvements. The Company further made investments in its store technology and upgraded its LVS for $5.2 million. The remainder for 2004 was for other technology upgrades.

The Company typically finances its capital expenditures through cash generated from operations. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of $45.0 million in 2006.

Cash used in financing activities was $17.3 million in 2005, as compared to $32.7 million in 2004. In 2005, the primary sources of cash were $12.9 million through capital lease transactions and $4.2 million from the exercise of stock options. In 2005 and 2004, the primary use of cash in financing activities was $31.3 million and $40.2 million, respectively, to repurchase outstanding shares of the Company’s Common Stock under programs authorized by the Board of Directors. The most recent share repurchase program was authorized by the Company’s Board of Directors in May 2003. As of January 28, 2006, the Company had purchased all the 10 million shares authorized under this program at a cost of $88.5 million.

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

Cash used in investing activities was $35.4 million in 2004, as compared to $54.0 million in 2003. In 2004, the primary uses of cash were $33.4 million for capital expenditures and $2.0 million for the acquisition of businesses (see Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail). The majority of the Company’s capital expenditures in 2004 were spent on store improvements, relocations and new store openings. The Company also made investments in technology in its stores including upgrading and maintenance of LVS. The investment in technology was $5.2 million. The remainder of the Company’s capital expenditures in 2004 related to miscellaneous MIS (Management Information Systems) projects. In 2003, primary uses of cash were $37.0 million for the acquisition of businesses (see Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K) and store improvements, relocations and new store openings. In 2003, the Company made investments of $4.0 million in technology in its stores including upgrading and maintenance of LVS and continued enhancement of the Company’s Web site www.fye.com.

Cash used in financing activities was $32.7 million in 2004, as compared to $18.0 million in 2003. In 2004 and 2003, the primary use of cash used in financing activities was $40.2 million and $17.0 million, respectively, to repurchase outstanding shares of the Company’s Common Stock under programs authorized by the Board of Directors. The current share repurchase program was authorized by the Company’s Board of Directors in May 2003, and allows the Company to repurchase up to 10 million shares of Common Stock from time to time on the open market. As of January 2004, the Company had completed the purchase of 15 million shares of common stock under previously announced programs. As of January 29, 2005, the Company had purchased 6.9 million shares under this plan, at a total cost of $57.2 million, and 3.1 million shares were available for purchase under the current program. In 2004, the Company purchased 3.8 million shares.

Effective March 27, 2006, the Company acquired 335 Musicland stores for a total cash consideration of $104.2 million and $18.1 million in assumed liabilities including certain customer obligations, rent and occupancy liabilities and other employee obligations. See Note 13 of Notes to the Consolidated Financial Statements on this Annual Report on Form 10-K.

On January 5, 2006, the Company entered into a new five year, $100 million revolving secured Credit Agreement with Bank of America, N.A that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. Prior to the new credit agreement the Company had a three year, $100 million secured revolving credit facility with Congress Financial Corporation that would have expired in July 2006. Subsequent to January 28, 2006, the Company entered into a First Amendment of the Credit Agreement with Bank of America N.A on March 26, 2006, which increases the maximum amount available for borrowing under the revolving secured credit facility to $130 million.

As of January 28, 2006 and January 29, 2005, the Company had $0.5 million and $0.3 million, respectively, in outstanding letter of credit obligations under the credit agreements with Bank of America, N.A and Congress Financial Corporation, respectively. The Company had $99.5 million and $99.7 million, available for borrowing as of January 28, 2006 and January 29, 2005, respectively. Interest expense in 2005 was $3.0 million, of which $1.5 million was incurred for capital leases. Interest expense in 2004 was $2.4 million, of which $2.0 million was incurred for capital leases.

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement in the amount of $12.0 million. The lease arrangement has an average interest rate of 5.76% and will be repaid in monthly installments of $229,000 over 5 years. As of January 28, 2006, the outstanding balance on the lease was $10.4 million.

During 2005, the Company purchased software licenses through a capital lease arrangement for $0.9 million, with an interest rate of 5.75%. The capital lease will be repaid in quarterly installments of $122,000 over 2 years. As of January 28, 2006, the outstanding balance on the lease was $0.5 million.

During 2005, the Company acquired an 80% interest in a company that is fully consolidated for financial reporting purposes. The Company has committed funding of $3.0 million over a period of three years, of which $1.0 million was funded as of January 28, 2006.

During 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. The mortgage loan contains a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges. As of January 28, 2006, the outstanding balance on the loan was $5.1 million.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations at January 28, 2006, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2006	2007 - 2008	2009 - 2010	2011 and Beyond	Total
$ in thousands
Operating lease obligations	$101,583	$156,691	$83,373	$50,596	$392,243
Capital lease obligations	5,195	9,539	7,418	9,356	31,508
Long-term debt (principal)	477	1,043	1,176	2,368	5,064
Long-term debt (interest)	291	491	358	257	1,397
Purchase obligations (1)	—	—	—	—	—
Deferred rent and other long-term liabilities (2)	1,637	9,797	1,649	1,550	14,633
Pension benefits	50	2,362	2,426	7,101	11,939
Total	$109,233	$179,923	$96,400	$71,228	$456,784

(1)          Purchase obligations include all legally binding contracts such as software acquisition/license commitments and legally binding service contracts or other commitments. Purchase orders for inventory and other services are not included in the table above. Purchase orders represent authorization to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods.

(2)          As part of a settlement agreement with the IRS, the Company is required to pay interest of approximately $180,000 every six months, through fiscal year 2007, and a final principal payment of $7.1 million in 2007. These payments are pursuant to the settlement of matters with regard to corporate owned life insurance polices and the principal portion is reported in other long-term liabilities in the Consolidated Balance Sheets as of January 28, 2006. Included in deferred rent and other long-term liabilities are unfavorable lease valuations of $1.0 million and the long-term portion of deferred rent of $8.7 million which are not reflected in the table above as the underlying agreements are not legally binding. Also included in long-term liabilities is the long-term portion of the straight line rent liability of $10.6 million, which is included in operating lease obligations in the table above.

Included in deferred rent and other long term liabilities above, is the long-term liability corresponding to the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

During 2005, the Company acquired an 80% interest in a Company that is fully consolidated for financial reporting purposes. The Company has committed funding of $3.0 million over a period of three years, of which $1.0 million was funded as of January 28, 2006 and the remaining obligations are included in deferred rent and other long term liabilities above.

Subsequent to January 28, 2006, the Company acquired an 80% interest in a company that will be fully consolidated for financial reporting purposes in 2006. The Company has committed funding of $5.2 million over a period of two years of which $1.2 million was committed as of March 25, 2006. This commitment has not been included in the table above as it does not represent a contractual obligation as of January 28, 2006.

The Company offers a 401(k) Savings Plan to eligible employees (see also Note 9 of Notes to the Consolidated Financial Statements in

this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was $957,000, $897,000 and $858,000 in 2005, 2004 and 2003, respectively. The Company expects to expense and fund an amount in 2006 that is comparable to these historical amounts.

Related Party Transactions.

The Company leases its 181,000 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was constructed in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $1.9 million, $1.8 million and $1.8 million in 2005, 2004 and 2003 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2006 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of their terms.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in 2005, 2004 and 2003. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $4,400, $14,500 and $4,600 in 2005, 2004 and 2003 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins holds a 47.5% share, the Company paid $0, $1,000, and $60,000 for chartered aircraft services in 2005, 2004, and 2003, respectively. The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins. Payments to Crystal Jet aggregated $6,000, $10,000 and $13,000 in 2005, 2004 and 2003, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins. Payments to Richmor Aviation in 2005, 2004 and 2003 were $276,000, $314,000 and $235,000, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in 2004 and 2003 for which the Company incurred fees of $115,000 and $202,000 respectively. Kaye Scholer concluded its representation of the Company in 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, stock-based compensation, and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost or market as determined by the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. Inherent in the entertainment software industry is the risk of obsolete inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores throughout the year and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $15.1 million, $17.2 million and $14.0 million, in 2005, 2004 and 2003 respectively. As a rate to sales, this equaled 1.2%, 1.3% and 1.0%, respectively. The Company expects to realize approximately the same rate of shrink and obsolescence for the foreseeable future as recorded in 2005. Presently, a 0.1% change in the rate of shrink and obsolescence provision would equal approximately $1.2 million in additional charge or benefit to cost of sales, based on 2005 sales.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its fiscal years 2005, 2004 and 2003 of $5.6 million, $12.4 million and $13.5 million, respectively. Merchandise returns decreased 11% in 2005. Return penalties were lower in 2005 than in prior years as the major vendors have decreased the up-front incentives and in turn, lowered the back-end penalty rate. The level of merchandise return charges incurred is directly related to the level of merchandise returns.

Valuation of Long-Lived Assets:  The Company assesses the impairment of long-lived assets to determine if any part of the carrying value may not be recoverable. Factors that the Company considers to be important when assessing impairment include:

•              significant underperformance relative to historical or projected future operating results;

•              significant changes in the manner of the use of acquired assets or the strategy for the Company’s overall business;

•              significant negative industry or economic trends;

If the Company determines that the carrying value of a long-lived asset may not be recoverable it tests for impairment to determine if an impairment charge is needed. Impairment losses recorded in 2005, 2004 and 2003 were $0, $0 and $3.7 million, respectively. The 2003 amount which is reflected in SG&A expenses in the Consolidated Statement of Operations represents the write-down of the fixed assets of www.fye.com pursuant to the Company’s decision to outsource the operation of its f.y.e. Web site. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $2.5 million, $2.8 million and $2.5 million in 2005, 2004 and 2003, respectively, and is included in SG&A expenses. Losses due to the write down of fixed assets related to store closings are included in Loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated. Also, actual store closures usually occur within three months of the planned store closure date. As a result, changes in depreciation estimates as required by Accounting Principles Board, Opinion No. 20, Accounting Changes (“APB 20”), do not have a material impact on financial results.

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

Stock-based Compensation: For periods 2005 and prior, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No.25, in accounting for its fixed plan stock options. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No.148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No.123 and SFAS No.148. The Company adopted the expense recognition provisions of SFAS No.123(R), effective for fiscal 2006 that began on January 29, 2006.

In December 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested annual options awarded to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share. Options to purchase 2.3 million shares became exercisable immediately, representing 24% of total options outstanding, as a result of the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statement of Operations in future financial statements upon the adoption of SFAS No.123 (R), Share-Based Payment, which the

Company will adopt on January 29, 2006. The acceleration of vesting of these stock options resulted in compensation expenses of $5.9 million, in the pro forma net income (loss) results (see Note 1 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).

Accounting for Gift Card Liability: The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company derecognizes card liability when either customers redeem cards, at which point the Company records revenue; or the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions as of a reporting period end. Estimated liability is equal to two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around card sales and redemptions have not changed significantly over time.

Recently Issued Accounting Pronouncements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No.155 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, Determining the Amortization Period of Leasehold Improvements (purchased after lease inception) or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The provisions of EITF 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No.123(R), Share-Based Payment: an amendment of FASB Statements No. 123 and 95. SFAS No.123(R) requires an enterprise to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No.107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No.123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In February 2006, the FASB published FASB Staff Position No. FAS 123(R)-4 (“FSP No.123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, to amend guidance in SFAS No.123(R), on classifying options and similar instruments issued as part of employee compensation arrangements. As amended, SFAS No.123(R) requires options issued as compensation to employees to be classified as liabilities if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and such event is deemed probable to occur. The Company will adopt the expense recognition provisions of SFAS No.123(R) in its first quarter of fiscal 2006 which began on January 29, 2006. If the Company had applied the provisions of SFAS No.123(R) to the financial statements for the period ended January 28, 2006, net loss would have been greater by approximately $7.3 million or $(0.23) per share.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Board of Directors Meetings and Its Committees” in the Company’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2006.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Officers and Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2006.

(c) Code of Ethics

We have adopted the Trans World Entertainment Corporation Code of Ethics that applies to all officers, directors, employees and consultants of the Company. The Code of Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of The NASDAQ Stock Market, Inc. Our Code of Ethics is posted on our Internet website under the “Corporate” page. Our Internet website address is www.twec.com. To the extent required or permitted by the rules of the SEC and Nasdaq, we will disclose amendments and waivers relating to our Code of Ethics in the same place as our website.

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Officers and Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2006.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 9 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock option plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2006.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a) (1) Financial Statements

The consolidated financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

15(a) (2) Financial Statement Schedules

Consolidated financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the consolidated financial statements or the notes thereto.

15(a) (3) Exhibits

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

15(b) Reports on Form 8-K

A Form 8-K was filed on November 10, 2005, incorporating by reference Trans World Entertainment’s November 10, 2005 press release announcing the Company’s financial results for its third quarter ended October 29, 2005.

A Form 8-K/A was filed on December 21, 2005, incorporating by reference Trans World Entertainment’s press release dated December 20, 2006, announcing the acceleration of vesting of “underwater” unvested stock options held by employees and executive officers.

A Form 8-K was filed on January 4, 2006, incorporating be reference Trans World Entertainment’s January 4, 2006 press release announcing the Company’s financial results for the five and nine-week periods ending December 31, 2005.

A Form 8-K was filed on January 10, 2006, incorporating be reference Trans World Entertainment’s January 5, 2006 press release announcing the Company’s  new five year, $100 million revolving secured credit facility agreement (“Credit Agreement”) with Bank of America, N.A.

A Form 8-K was filed on February 22, 2006, incorporating by reference Trans World Entertainment’s February 17, 2006 entry into an Asset Purchase Agreement with Musicland Holding Corp. and the related press release announcing the same event.

A Form 8-K was filed on March 9, 2006, incorporating by reference Trans World Entertainment’s March 9, 2006 press release announcing the Company’s financial results for its fourth quarter and year ended January 28, 2006.

A Form 8-K was filed on March 23, 2006, incorporating by reference Trans World Entertainment’s March 22, 2006 press release announcing the approval by the United States Bankruptcy Court for the Southern District of New York of the Company’s bid to acquire all of the assets of Musicland Holding Corp.

A Form 8-K was filed on March 29, 2006, incorporating by reference Trans World Entertainment’s March 29, 2006 press release announcing the completion of the Company’s acquisition of Musicland stores and the First Amendment to the Company’s Credit Agreement with Bank of America N.A.

A Form 8-K was filed on March 30, 2006, incorporating by reference Trans World Entertainment’s March 30, 2006 press release announcing the Company’s acquisition of a majority interest in Mix and Burn LLC, a  provider of digital content services.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date:	April 13, 2006	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer	April 13, 2006
(Robert J. Higgins)	(Principal Executive Officer)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer	April 13, 2006
(John J. Sullivan)	(Principal Financial and Chief Accounting Officer) and Secretary

/s/ MARK A. COHEN	Director	April 13, 2006
(Mark A. Cohen)

/s/ MARTIN E. HANAKA	Director	April 13, 2006
(Martin E. Hanaka)

/s/ ISAAC KAUFMAN	Director	April 13, 2006
(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 13, 2006
(Dr. Joseph G. Morone)

/s/ LORI SCHAFER	Director	April 13, 2005
(Lori Schafer)

/s/ MICHAEL B. SOLOW	Director	April 13, 2006
(Michael B. Solow)

/s/ EDMOND THOMAS	Director	April 13, 2006
(Edmond Thomas)

TRANS WORLD ENTERTAINMENT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at January 28, 2006 and January 29, 2005

Consolidated Statements of Operations - Fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

Consolidated Statements of Cash Flows - Fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations associated with operating leases, effective January 28, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trans World Entertainment Corporation’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
April 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trans World Entertainment Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Trans World Entertainment Corporation and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Trans World Entertainment Corporation and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Trans World Entertainment Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 28, 2006, and our report dated April 13, 2006 expressed a unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
April 13, 2006

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	January 28, 2006	January 29, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,209	$229,768
Accounts receivable	8,671	6,202
Merchandise inventory	402,712	431,246
Income taxes receivable	892	—
Prepaid expenses and other	5,737	6,804
Deferred taxes	11,266	15,526
Total current assets	626,487	689,546

FIXED ASSETS, net	132,464	130,196

DEFERRED TAXES	27,511	25,230
OTHER ASSETS	13,861	14,681
TOTAL ASSETS	$800,323	$859,653

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$322,831	$358,396
Income taxes payable	—	8,592
Accrued expenses and other	42,530	43,712
Current portion of long-term debt	477	448
Current portion of capital lease obligations	3,182	332
Total current liabilities	369,020	411,480

LONG —TERM DEBT, less current portion	4,587	5,060
CAPITAL LEASE OBLIGATIONS, less current portion	14,887	6,977
DEFERRED RENT AND OTHER LIABILITIES	33,317	31,813
TOTAL LIABILITIES	421,811	455,330

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,727,575 shares and 55,014,598 shares issued in 2005 and 2004, respectively)	557	550
Additional paid-in capital	298,699	292,922
Unearned compensation – restricted stock	(30)	(46)
Accumulated other comprehensive loss	(2,048)	(1,094)
Treasury stock at cost (25,104,990 and 21,988,949 shares in 2005 and 2004, respectively)	(217,564)	(186,298)
Retained earnings	298,898	298,289
TOTAL SHAREHOLDERS’ EQUITY	378,512	404,323
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$800,323	$859,653

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004

Sales	$1,238,486	$1,365,133	$1,330,626
Cost of sales	806,873	869,999	842,726
Gross profit	431,613	495,134	487,900
Selling, general and administrative expenses	426,854	450,162	459,441
Income from operations	4,759	44,972	28,459
Interest expense	2,954	2,444	2,147
Other income	(2,171)	(1,039)	(718)
Income before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	3,976	43,567	27,030
Income tax expense	1,090	4,892	8,302
Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	2,886	38,675	18,728
Extraordinary gain – unallocated negative goodwill, net of income taxes of $1,979 and $2,437 in 2004 and 2003, respectively	—	3,166	4,339
Cumulative effect of a change in accounting principle, net of income taxes of $1,505 million in 2005	(2,277)	—	—
NET INCOME	$609	$41,841	$23,067
BASIC EARNINGS PER SHARE:
Earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.09	$1.12	$0.50
Extraordinary gain – unallocated negative goodwill	—	0.09	0.12
Cumulative effect of a change in accounting principle	(0.07)	—	—
Basic earnings per share	$0.02	$1.21	$0.62

Weighted average number of common shares outstanding – basic	31,962	34,531	37,422

DILUTED EARNINGS PER SHARE:
Earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.09	$1.06	$0.49
Extraordinary gain – unallocated negative goodwill	—	0.09	0.11
Cumulative effect of a change in accounting principle	(0.07)	—	—
Diluted earnings per share	$0.02	$1.15	$0.60

Weighted average number of common shares outstanding – diluted	32,132	36,297	38,209

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Unearned Compensation Restricted Stock	Treasury Shares	Stock Amount	Accum. Other Comp. Loss	Retained Earnings	Shareholders’ Equity
Balance as of February 1, 2003	54,046	$540	$287,402	$(116)	(15,105)	$(129,103)	—	$233,381	$392,104
Net income	—	—	—	—	—	—	—	23,067	23,067
Repurchase of shares of treasury stock	—	—	—	—	(3,042)	(16,952)	—	—	(16,952)
Amortization of unearned compensation – restricted stock	—	—	—	93	—	—	—	—	93
Issuance of stock to Directors	—	—	50	—	—	—	—	—	50
Exercise of stock options and related tax benefit	200	2	820	—	—	—	—	—	822
Balance as of January 31, 2004	54,246	$542	$288,272	$(23)	(18,147)	$(146,055)	—	$256,448	$399,184
Comprehensive income:
Net income	—	—	—	—	—	—	—	41,841	41,841
Excess of additional minimum pension liability over unrecognized prior service cost, net of income taxes of $747	—	—	—	—	—	—	$(1,094)	—	(1,094)
Total comprehensive income									40,747
Repurchase of shares of treasury stock	—	—	—	—	(3,843)	(40,247)	—	—	(40,247)
Issuance of treasury stock under incentive stock programs	—	—	6	—	1	4	—	—	10
Amortization of unearned compensation — restricted stock	—	—	—	28	—	—	—	—	28
Issuance of restricted stock	5	—	51	(51)	—	—	—	—	—
Issuance of stock to Directors	12	—	52	—	—	—	—	—	52
Exercise of stock options and related tax benefit	752	8	4,541	—	—	—	—	—	4,549
Balance as of January 29, 2005	55,015	$550	$292,922	$(46)	(21,989)	$(186,298)	$(1,094)	$298,289	$404,323
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	609	609
Excess of additional minimum pension liability over unrecognized prior service cost, net of income taxes of $741	—	—	—	—	—	—	(954)	—	(954)
Total comprehensive loss									(345)
Repurchase of shares of treasury stock	—	—	—	—	(3,117)	(31,270)	—	—	(31,270)
Issuance of treasury stock under incentive stock programs	—	—	3	—	1	4	—	—	7
Amortization of unearned compensation – restricted stock	—	—	—	16	—	—	—	—	16
Stock compensation and related tax benefit	713	7	5,774	—	—	—	—	—	5,781
Balance as of January 28, 2006	55,728	$557	$298,699	$(30)	(25,105)	$(217,564)	$(2,048)	$298,898	$378,512

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$609	$41,841	$23,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	37,069	39,796	40,539
Amortization of intangible assets	94	47	—
Amortization of lease valuations, net	(428)	(844)	(893)
Stock compensation programs	319	90	143
Loss on disposal of fixed assets	2,538	2,848	2,544
Loss on impairment of fixed assets	—	—	3,682
Gain on sale of available for sale securities	(813)	—	—
Deferred tax expense (benefit)	4,186	6,948	(4,106)
Cumulative effect of change in accounting principle, net of income taxes	2,277	—	—
Extraordinary gain on acquisition of businesses, net of income taxes	—	(3,166)	(4,339)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,469)	2,980	1,009
Merchandise inventory	28,534	(4,009)	5,275
Prepaid expenses and other	1,067	(104)	(1,218)
Other assets	544	(2,777)	(353)
Accounts payable	(35,565)	52,098	(20,661)
Income taxes receivable/(payable)	(7,863)	(15,151)	12,479
Accrued expenses and other	(2,831)	(10,442)	12,849
Deferred rent and other liabilities	(2,021)	(4,224)	(3,134)
Net cash provided by operating activities	25,247	105,931	66,883

INVESTING ACTIVITIES:
Purchases of fixed assets	(41,330)	(33,398)	(16,989)
Acquisition of businesses	—	(2,000)	(37,044)
Proceeds from sale of available-for-sale securities	813	—	—
Net cash used by investing activities	(40,517)	(35,398)	(54,033)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	5,760	—
Proceeds from capital lease obligations	12,877	—	—
Payments of long-term debt	(444)	(252)	—
Payments of capital lease obligations	(2,117)	(551)	(1,640)
Payments of debt issue costs	(495)
Payments for purchases of treasury stock	(31,270)	(40,247)	(16,952)
Proceeds from exercise of stock options	4,160	2,603	614
Net cash used by financing activities	(17,289)	(32,687)	(17,978)

Net increase (decrease) in cash and cash equivalents	(32,559)	37,846	(5,128)
Cash and cash equivalents, beginning of year	229,768	191,922	197,050
Cash and cash equivalents, end of year	197,209	229,768	$191,922
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock under incentive stock programs	$7	$10	—
Issuance of restricted shares under restricted stock plan	—	51	—
Income tax benefit resulting from exercises of stock options	1,621	1,946	208

See Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.coconuts.com, www.wherehouse.com, and www.secondspin.com, in a single industry segment. As of January 28, 2006, the Company operated 782 stores totaling approximately 4.8 million square feet in 46 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands, with a majority of the stores concentrated in the eastern half of the United States. The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned. During 2005, the Company acquired an 80% interest in a newly formed company that is fully consolidated for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated. Certain amounts in previously issued consolidated financial statements were reclassified to conform to 2005 presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2005, 2004, and 2003 ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively, and each fiscal year consisted of 52 weeks.

On February 7, 2005 the Office of the Chief Accountant of the U.S. Securities and Exchange Commission issued a clarification of their interpretation of certain accounting issues and their application under U.S. generally accepted accounting principles relating to operating leases. After an internal review and discussion with its independent auditors, the Company determined its then current method of accounting for allowances provided by landlords to fund leasehold improvements needed to be revised. Historically, the Company accounted for these allowances as reductions to the related leasehold improvements on its Consolidated Balance Sheets and as a reduction of related investing activities on its Consolidated Statements of Cash Flows. Management revised its method of accounting in 2004 for these allowances to record them as deferred credits (“deferred rent”) on its Consolidated Balance Sheets and as a component of operating activities on its Consolidated Statements of Cash Flows. See Note 4 to the Consolidated Financial Statements for detailed discussion.

The Company adopted FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases. See Note 2 to the Consolidated Financial Statements for detailed discussion.

Revenue Recognition:  The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Loyalty card revenue is amortized over the life of the card. Sales are recorded net of estimated amounts for sales returns and other allowances. Shipping and handling fee income from the Company’s Internet operations is recognized as net sales. The Company records shipping and handling costs in cost of goods sold.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are comprised of receivables and unbilled revenues from advertising services performed for third parties, and amounts due under operating or service agreements with unaffiliated entities, loans to related business ventures, and other, individually insignificant amounts. There are no provisions for uncollectible amounts from retail sales of merchandise inventory since payment is received at the time of sale.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, inspecting and warehousing product. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 4 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Selling, general and administrative expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print advertising and other promotional events. The Company accounts for vendor allowances in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory.

Lease Accounting:  In 2004, the Company revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For all stores, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. The Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. This resulted in rent expense being recorded at an earlier date for each lease and reduced future monthly rent expense, as the total rent due under the lease was recognized over a greater number of months. The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. See Note 4 to the Consolidated Financial Statements for further detail.

Conditional Asset Retirement Obligations: The Company records the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases. See Note 2 to the Consolidated Financial Statements.

Concentration of Credit Risks: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term money market funds and instruments considered to be cash equivalents. The Company’s investment portfolio is diversified and consists of short-term investment grade securities consistent with its investment guidelines. These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs. The Company maintains investments with various financial institutions. These amounts often exceed the FDIC insurance limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Concentration of Business Risks: The Company purchases inventory for its stores from approximately 900 suppliers, with approximately 71% of purchases being made from ten suppliers: EMD (EMI Music Distribution), Sony/BMG (Sony-Bertelsmann Music Group), WEA (Warner/Electra/Atlantic Corp.), UMVD (Universal Music and Video Distribution), Fox Video Inc., Paramount Home Video, Buena Vista Home Video, Sony Computer Entertainment and Sony Pictures Home Entertainment.Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company’s advertising programs.

Investments in Unconsolidated Affiliates: Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to operations. Write-off of investments in unconsolidated affiliates for other than temporary decline in market value are reflected in SG&A expenses in the Consolidated Statements of Operations. There were no write-off of investments in unconsolidated affiliates in 2005, 2004 and 2003.

Merchandise Inventory and Return Costs: Inventory is stated at the lower of cost or market as determined by the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends, and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores throughout the year, and inventory records are adjusted accordingly.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales.

Fixed Assets and Depreciation: Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements	Lesser of estimated useful life of the asset or the lease term
Fixtures and equipment	3-7 years (estimated useful life of the asset)
Buildings	30 years

Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. A majority of the Company’s operating leases are ten years in term. Amortization of capital lease assets is included in depreciation and amortization expense.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. The assets and liabilities of a disposed group classified as held-for-sale would be presented separately in the appropriate assets and liabilities sections of the Consolidated Balance Sheets.

Impairment losses recorded in 2005, 2004 and 2003 were $0, $0 and $3.7 million, respectively. The 2003 amount, which is reflected in SG&A expenses in the Consolidated Statement of Operations, represents the write-down of the fixed assets of www.fye.com pursuant to the Company’s decision to outsource the operation of its Web site. Losses for store closings in the ordinary course of business represent the write down of net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $2.2 million, $2.8 million and $2.5 million in 2005, 2004 and 2003, respectively, and is included in SG&A expenses. Losses due to the write down of fixed assets related to store closings are included in loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated. Also, actual store closures usually occur within three to six months of the planned store closure date. As a result, changes in depreciation estimates as required by Accounting Principles Board, Opinion No. 20, Accounting Changes (“APB 20”), do not have a material impact on financial results.

Advertising Costs:  The Company applies the guidance issued by the FASB’s Emerging Issues Task Force, EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, were $22.0 million, $23.9 million, and $21.2 million in 2005, 2004, and 2003 respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses as reimbursements of such costs in accordance with EITF No. 02-16 were $9.6 million, $11.8 million, and $12.7 million in 2005, 2004, and 2003, respectively.

Store Closing Costs: Management periodically evaluates the closing of underperforming stores. Reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other in the Consolidated Balance Sheets, is established for gift cards issued. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for 2005, 2004 and 2003 in the amount of $2.9 million, $4.7 million and $3.5 million, respectively.

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

Comprehensive Income (Loss): The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No.130, Reporting Comprehensive Income and results are presented within the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive loss for 2005 consisted of net income, and the excess additional minimum pension liability over unrecognized prior service cost. Comprehensive income for 2004 consisted of net income and the excess additional minimum pension liability over unrecognized prior service cost. In 2003, the Company did not have other items of comprehensive income as defined by SFAS No.130, and accordingly, comprehensive income was equal to net income.

Stock-Based Compensation:  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25, in accounting for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Unearned compensation recognized for restricted stock awards is shown as a separate component of shareholders’ equity and is amortized to expense over the vesting period of the stock award using the straight-line method. SFAS No.123, Accounting for Stock-Based Compensation, as amended by SFAS No.148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No.123 and SFAS No.148. The Company will adopt the expense recognition provisions of SFAS No.123(R), beginning with the first quarter of its 2006 fiscal year that began on January 29, 2006.

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested options awarded annually to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share.

Options to purchase 2,273,057 shares of the Company’s common stock, representing approximately 24% of the total options outstanding, became immediately vested and exercisable as a result of this action. The number of shares and exercise prices of the options subject to the acceleration remained unchanged. Also, all of the other terms of the options remain the same. Based upon an analysis performed in accordance with SFAS No.123, the acceleration of vesting of these stock options resulted in compensation expense of $5.9 million, in the pro forma net income (loss) results. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statement of Operations in future financial statements upon the adoption of SFAS No.123(R), Share-Based Payment, which the Company will adopt on January 29, 2006. The acceleration of the vesting of these stock options will reduce the amounts recognized by the Company as share-based compensation expense, net of income taxes, by approximately $2.4 million in 2006, $1.9 million in 2007, $1.2 million in 2008, and $0.4 million in 2009. The accelerated options included 1,355,000 options held by executive officers and 918,057 options held by other employees. Based on the Company’s closing stock price of $6.25 per share on the date of accelerated vesting, the exercise prices of all of the options were above the closing market price.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation for 2005, 2004 and 2003.

	Fiscal Year
	2005	2004	2003
	($ in thousands, except per share amounts)
Net income, as reported	$609	$41,841	$23,067
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	180	159	93
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,521)	(2,919)	(3,347)
Pro forma net income (loss)	$(6,732)	$39,081	$19,813
Earnings (loss) per share:
Basic - as reported	$0.02	$1.21	$0.62
Basic– pro forma	$(0.21)	$1.13	$0.53
Diluted – as reported	$0.02	$1.15	$0.60
Diluted – pro forma	$(0.21)	$1.08	$0.52

The fair values of the options granted have been estimated at the date of grant using the Black Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	55%	57%	59%
Risk-free interest rate	3.71% - 4.34%	3.71%	3.16%
Expected option life in years	5 – 6.25	5	5
Weighted average fair value per share of options granted during the year	$6.59	$3.49	$1.16

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2005	2004	2003
	(in thousands)
Weighted average common shares outstanding – basic	31,962	34,531	37,422
Dilutive effect of employee stock options	170	1,766	787
Weighted average common shares outstanding – diluted	32,132	36,297	38,209

Antidilutive stock options	4,756	1,631	5,322

Antidilutive stock options outstanding were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the period.

Fair Value of Financial Instruments: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The carrying value of the Company’s long-term debt including current portion, approximates fair value based on estimated discounted future cash flows for remaining maturities and rates currently offered to the Company for similar debt instruments. The Company had outstanding product import letters of credit with a fair value of $0.3 million and $3.5 million as of January 28, 2006 and January 29, 2005 respectively.

Segment Information: The Company has one reportable segment and, in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the following table shows revenues by merchandise category:

	Fiscal year
	2005	2004	2003
	($ in thousands)
Music:
Compact discs	$655,806	$736,149	$717,145
Audio cassettes and singles	7,906	14,463	23,819
Total Music	663,712	750,612	740,964
Video:
DVD	352,184	360,262	313,977
VHS	19,781	37,781	60,891
Total Video	371,965	398,043	374,868
Video games	90,408	89,297	80,888
Other	112,401	127,181	133,906
Total	$1,238,486	$1,365,133	$1,330,626

The “Other” category includes electronics, accessories, boutique, and other sales, none of which individually exceeds 5%.

Recently Issued Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically,

SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No.155 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, Determining the Amortization Period of Leasehold Improvements (purchased after lease inception) or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The provisions of EITF 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment: an amendment of FASB Statements No. 123 and 95. SFAS No.123(R) requires an enterprise to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In February 2006, the FASB published FASB Staff Position No. FAS 123(R)-4 (“FSP No.123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, to amend guidance in SFAS No. 123(R), Share-Based Payment, on classifying options and similar instruments issued as part of employee compensation arrangements. As amended, SFAS No. 123(R) requires options issued as compensation to employees to be classified as liabilities if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and such event is deemed probable to occur. The Company will adopt the expense recognition provisions of SFAS No. 123(R), beginning with the first quarter of its 2006 fiscal year. If the Company had applied the provisions of SFAS No. 123(R) to the financial statements for the period ending January 28, 2006, net loss would have been greater by approximately $7.3 million or $(0.23) per share.

Note 2. Cumulative Effect of Change in Accounting Principle

The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases.

The following table illustrates the effect on income before extraordinary gain, net income and related per share amounts as if the Company had applied the provisions of FIN 47 retroactively:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2005	2004	2003
Income before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, as reported	$2,886	$38,675	$18,728
Pro forma income before extraordinary gain - unallocated negative goodwill and cumulative effect of change in accounting principle	$2,922	$38,946	$18,533

Net income as reported	$609	$41,841	$23,067

Pro forma net income	$2,922	$42,112	$22,872

Pro forma liability	$4,327	$4,408	$4,716

Basic earnings per share:
Income before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, per share as reported	$0.09	$1.12	$0.50
Pro forma income per share before extraordinary gain- unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.13	$0.50

Net income per share as reported	$0.02	$1.21	$0.62

Pro forma net income per share	$0.09	$1.22	$0.61

Diluted earnings per share:

Income before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, per share as reported	$0.09	$1.06	$0.49
Pro forma income per share before extraordinary gain- unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.07	$0.49

Net income per share as reported	$0.02	$1.15	$0.60

Pro forma net income per share	$0.09	$1.16	$0.60

Note 3. Business Combinations

During 2005, the Company acquired an 80% interest in a newly formed company that is fully consolidated for financial reporting purposes. The Company has committed funding of $3.0 million over a period of three years, of which $1.0 million had been funded as of January 28, 2006.

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

In October 2003, the Company acquired substantially all the net assets of Wherehouse Entertainment Inc. (“Wherehouse”) and CD World Inc. (“CD World”) for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis during 2003 using information available at the time. Extraordinary gain recorded in 2003 was $4.3 million, which is net of income taxes of $2.4 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired in excess of the purchase price of the assets. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired was finalized and adjusted during 2004, resulting in an extraordinary gain of $3.2 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain in 2004 represents adjustments to the value of liquidated inventory ($2.5 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.1 million) and occupancy related expenses ($0.6 million).

Note 4. Fixed Assets

Fixed assets consist of the following:

	January 28,	January 29,
	2006	2005
	($ in thousands)
Buildings	$26,275	$26,275
Fixtures and equipment	196,296	198,396
Leasehold improvements	159,707	139,283
	382,278	363,954
Allowances for depreciation and amortization	(249,814)	(233,758)
	$132,464	$130,196

Depreciation and amortization expense related to the Company’s distribution center facility and equipment of $3.1 million, $2.5 million and $2.4 million in 2005, 2004 and 2003, respectively, is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Depreciation and amortization of fixed assets is included in the consolidated statements of operations as follows:

	Fiscal Year
	2005	2004	2003
	($ in thousands)
Cost of sales	$3,076	$2,466	$2,405
Selling, general and administrative expenses	33,993	37,330	38,134
Total	$37,069	$39,796	$40,539

On February 7, 2005, the Office of the Chief Accountant of the U.S. Securities and Exchange Commission issued a clarification of their interpretation of certain accounting issues and their application under U.S. generally accepted accounting principles relating to operating leases. After an internal review and discussion with its independent auditors, the Company determined its then current method of accounting for allowances provided by landlords to fund leasehold improvements needed to be revised. Historically, the Company had accounted for these allowances as reductions to the related leasehold improvements on its Consolidated Balance Sheets and as a reduction of related investing activities on its Consolidated Statements of Cash Flows. In 2004, Management revised its method of accounting for these allowances to record them as deferred rent on its Consolidated Balance Sheets which were amortized as a reduction in rent expense over the life of the related leases. This resulted in rent expense being recorded at an earlier date for each lease and reduced future monthly rent expense, as the total rent due under the lease was recognized over a greater number of months.

The net, unamortized allowances recorded in the January 29, 2005 Consolidated Balance Sheets was $12.4 million, of which $10.0 million was reflected under deferred rent and other long-term liabilities and the remaining amounts were included in accrued expenses and other. The cumulative adjustment to the Consolidated Statements of Operations for 2004 as result of the revision was to decrease net income by approximately $0.2 million. The revision did not, however, affect the classification of the amortization of these allowances in the Consolidated Statements of Operations.

In 2004, during the Company’s review of its accounting for allowances, described above, it came to light there were certain leasehold improvements recorded with useful lives exceeding the related remaining lease terms of the respective stores. The Company’s policy with respect to leasehold improvements is to compute depreciation expense based on the shorter of the useful life of the asset or its related store lease term. The cumulative adjustment to the Consolidated Statements of Operations for 2004 as result of the revision was to decrease net income by $0.5 million.

No adjustment was made to prior periods for the revision to the accounting for allowances or the adjustment to depreciation on leasehold improvements, as management considered these items to be immaterial to the Company’s consolidated financial statements. These items, individually, or together, did not change previously reported earnings per share in prior years by more than $0.02, did not change previously reported total assets or liabilities by more than 4.0% and did not change reported net cash provided by (used in) operating activities or net cash used by investing activities by more than $1.7 million.

Note 5. Debt

On January 5, 2006, the Company entered into a new five year, $100 million revolving secured credit facility agreement (“Credit Agreement”) with Bank of America, N.A. At the election of the Company, loans under the Credit Agreement bear interest on the principal amount at a rate equal to either, the Prime Rate or Adjusted LIBOR plus 0.75%. The principal amount of the all outstanding loans under the Credit Agreement together with any accrued but unpaid interest, are due and payable on January 6, 2010, unless otherwise paid earlier pursuant to the terms of the Credit Agreement. Payments of amounts due under the Credit Agreement are secured by the Company’s eligible inventory, proceeds from sale of inventory and the stock of the Company’s subsidiaries.

The new Credit Agreement replaces the Company’s previous Credit Agreement and will provide for general corporate purposes. The Credit Agreement includes customary provisions, including affirmative and negative covenants, including representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Agreement also includes customary events of default, including, among other things, bankruptcy, and certain changes of control.

Prior to the new credit agreement the Company had a three year, $100 million secured revolving credit facility with Congress Financial Corporation that would have expired in July 2006.

Subsequent to January 28, 2006, the Company entered into a First Amendment of the Credit Agreement with Bank of America, N.A on March 26, 2006, which increases the maximum amount available for borrowing under the revolving secured credit facility to $130 million.

During 2005, 2004 and 2003, the highest aggregate balances outstanding under the revolving credit facility were $27.2 million, $28.0 million and $58.3 million, respectively. As of January 28, 2006 and January 29, 2005, the Company had $0.5 million and $0.3 million, respectively, in outstanding letter of credit obligations under the credit agreements with Bank of America, N.A and Congress Financial Corporation, respectively. The Company had $99.5 million and $99.7 million, respectively, available for borrowing as of January 28, 2006 and January 29, 2005.

During 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. The mortgage loan contains a minimum net worth (shareholders’ equity) covenant of $290 million, excluding the impact, if any, of certain non-cash charges. As of January 28, 2006, the outstanding balance on the loan was $5.1 million. The following table presents principal cash payments of long-term debt by expected maturity dates as of January 28, 2006:

Long-term debt
($ in thousands)
2006	477
2007	506
2008	537
2009	570
2010	606
Thereafter	2,368
Total	5,064
Less: current portion	477
Long –term debt obligation	$4,587

Note 6. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2005	2004	2003
	($ in thousands)
Federal – current	$(3,887)	$(3,969)	$10,044
State – current	791	1,913	2,364
Deferred	4,186	6,948	(4,106)
	$1,090	$4,892	$8,302

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	52.2%	2.1%	3.5%
Change in federal valuation allowance	(5.9)%	(2.1)%	(0.4)%
Closing of federal tax examination	—	(24.2)%	—
Corporate-owned life insurance payment settlement, net	5.9%	0.5%	(7.4)%
Cash surrender value – insurance/ benefit programs	(4.2)%	(0.2)%	(0.8)%
Executive compensation	3.3%	0.4%	0.4%
Tax exempt income	(3.2)%	(0.3)%	(0.2)%
Closing of tax periods	(8.8)%	—	—
Tax credits	(7.8)%	(0.2)%	(0.3)%
Recognized deferred tax asset	(43.3)%	—	—
Other	4.2%	0.2%	0.9%
Effective income tax rate	27.4%	11.2%	30.7%

During 2004, the Company closed a federal tax examination for periods through the Company’s 2000 fiscal year. The settlement closed all outstanding matters related to corporate-owned life insurance policies which were part of the Company’s acquisition of CM Holdings Inc. (“Camelot”) in 1999. As a result of the closing agreement with the Internal Revenue Service (“IRS”), the Company  recorded a tax benefit of $10.5 million, which reversed federal income tax payable amounts originally recorded in the years covered by the examination. The closing of the federal tax examination further resulted in the recording of a state deferred tax benefit, net of federal tax effect of $0.9 million in 2004, attributable to state net operating loss carryforwards from Camelot. The amounts and utilization of these state net operating loss carryforwards had been uncertain until the closing of the federal tax examination in 2004. During 2005, the Company recognized a tax benefit of $2.0 million attributable to the effect of additional deductible temporary differences.

During 2000, the United States District Court for the District of Delaware issued an opinion upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the 2000 court decision. During 2003, the Company and the IRS agreed on final computational and payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in 2003. Under the final payment terms, the Company has agreed with the IRS to make annual interest payments and a final principal payment of approximately $7.1 million in 2007. The remaining accrued liabilities attributable to this matter as of January 28, 2006 and January 29, 2005 are $8.7 million which are included in deferred rent and other long-term liabilities in the Consolidated Balance Sheets.

Significant components of the Company’s deferred tax assets are as follows:

	January 28,	January 29,
	2006	2005
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$1,031	$1,101
Accounts receivable	40	121
Inventory	2,308	4,707
Retirement and compensation related accruals	5,490	5,601
Fixed assets	2,537	—
Federal and state net operating loss and credit carryforwards	14,690	14,700
Real estate leases, including deferred rent	12,511	11,764
Losses on investments	3,714	4,000
Goodwill	7,264	7,897
Other	542	354
Gross deferred tax assets before valuation allowance	50,127	50,245
Less: valuation allowance	(11,350)	(8,763)
Total deferred tax assets	$38,777	$41,482

DEFERRED TAX LIABILITIES
Fixed assets	—	726
Total deferred tax liabilities	—	726
NET DEFERRED TAX ASSET	$38,777	$40,756

The net deferred tax asset is classified on the Company’s Consolidated Balance Sheets as follows:

	January 28,	January 29,
	2006	2005
	($ in thousands)
Current deferred tax asset	$11,266	$15,526
Non-current deferred tax asset, net	27,511	25,230
	$38,777	$40,756

The net deferred tax asset as of January 28, 2006, reflects the tax effect ($1.5 million) of the cumulative effect of change in accounting principle (see Note 2 of Notes to the Consolidated Financial Statements) and the tax effect ($0.04 million) of the reduction of a deductible temporary difference related to restricted stock that was charged to Additional Paid In Capital.

As disclosed in Note 3 to the Consolidated Financial Statements, the Company acquired the remaining 29% interest in Second Spin, Inc. (“Second Spin”) during 2004. In connection with this step acquisition transaction, deferred tax assets amounting to $1.4 million were recorded at the date of the acquisition related to the tax effects of Second Spin’s federal and state net operating loss carryforwards and other deductible temporary differences. Prior to this acquisition, a valuation allowance in the amount of the gross deferred tax asset had been recorded as management considered it more likely than not that the net operating loss carryforwards would not be realized by Second Spin as a separate entity. Second Spin has been merged into the Company and inclusion in the Company’s consolidated tax return will enable substantially all of these net operating loss carryforwards to be utilized within the expiration periods.

The Company had a net operating loss carryforward of $6.5 million for federal income tax purposes and $203.2 million for state income tax purposes as of the end of 2005 that expire at various times through 2025 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

In addition, the Company has capital loss carryforwards of $6.4 million for federal income tax purposes which expire in 2007. A 100% valuation allowance has been established against the deferred tax asset related to these capital loss carryforwards.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, and tax planning strategies, the valuation allowance was increased from $8.8 million to $11.4 million, a level where management believes that it is more likely than not that the tax benefit will be realized. The net increase in the valuation allowance included a $2.8 million increase reflected as state income taxes, net of federal tax effect, offset by a $0.2 million decrease to account for the reduction in deferred tax assets attributable to losses on investments resulting from an investment gain. The valuation allowance increase principally relates to deferred tax assets attributable to state net operating losses and other deductible temporary differences impacted by lower future taxable income projections in certain states’ expiration periods and by changes in legislation, notably Ohio tax reform legislation enacted during 2005. The Ohio legislation phases out the state corporate franchise tax, and, based on management’s estimates, certain Ohio deferred tax assets, principally net operating losses, will not be realized during the phase-out period.

The Company paid income taxes, net of refunds, of approximately $4.7 million, $12.5 million and $2.9 million during 2005, 2004 and 2003, respectively.

Note 7. Commitments and Contingencies

During 2000, the United States District Court for the District of Delaware issued an opinion upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the 2000 court decision. During 2003, the Company and the IRS agreed on final computational and payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in 2003. Under the final payment terms, the Company has agreed with the IRS to make annual interest payments and a final principal payment of approximately $7.1 million in 2007. The remaining accrued liabilities attributable to this matter as of January 28, 2006 and January 29, 2005 are $8.7 million which are included in deferred rent and other long-term liabilities in the Consolidated Balance Sheets.

During 2005, the Company acquired an 80% interest in a newly formed company that is fully consolidated for financial reporting purposes. The Company’s has committed funding of $3.0 million over a period of three years, of which $1.0 million was funded as of January 28, 2006.

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

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 28,	January 29,
	2006	2005
	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	12,824	—
	22,166	9,342
Allowances for depreciation and amortization	(7,170)	(4,938)
	$14,996	$4,404

The Company leases 781 stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for additional rent based on a percentage of sales.

Net rental expense was as follows:

	Fiscal Year
	2005	2004	2003
	($ in thousands)
Minimum rentals	$108,581	$115,422	$118,392
Contingent rentals	1,226	1,372	1,279
	$109,807	$116,794	$119,671

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at January 28, 2006 are as follows:

	Operating	Capital
	Leases	Leases
	($ in thousands)
2006	101,583	5,195
2007	87,279	4,830
2008	69,412	4,709
2009	50,407	4,709
2010	32,966	2,709
Thereafter	50,596	9,356
Total minimum payments required	$392, 243	$31,508
Less: amounts representing interest		13,439
Present value of minimum lease payments		18,069
Less: current portion		3,182
Long-term capital lease obligations		$14,887

Interest rates on capital leases were between 5.65% to 27% per annum.

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement in the amount of $12.0 million. The lease arrangement has an average interest rate of 5.76% and will be repaid in monthly installments of $229,000 over 5 years. As of January 28, 2006, the outstanding balance on the lease was $10.4 million.

During 2005, the Company purchased software licenses through a capital lease arrangement for $0.9 million, with an interest rate of 5.75%. The capital lease will be repaid in quarterly installments of $122,000 over 2 years. As of January 28, 2006, the outstanding balance on the lease was $0.5 million.

Note 9. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 20% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years. Total expense related to the Plan was $957,000, $897,000 and $858,000 in 2005, 2004 and 2003, respectively.

Stock Option Plans

The Company has six employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Under the New and Old Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. The Company has stopped issuing stock options under the Old Plans.

Options authorized for issuance under the Old and New Plans totaled 19.8 million. As of January 28, 2006, of the options authorized for issuance under the Old and New Plans, 9.5 million were granted and are outstanding, 7.1 million of which were vested and exercisable. Options available for future grants at January 28, 2006 and January 29, 2005 were 4.7 million and 1.6 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the “Camelot Plan”) were converted to the Company’s options. The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock. Vesting of the options was originally over a four-year period with a maximum term of ten years. Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company’s common stock whereby 50% of the options vested on March 13, 1998. The remaining 50% vested on April 22, 1999 in connection with the merger. At January 28, 2006, 16,950 options were outstanding and exercisable. The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999.

The following table summarizes information about the stock options outstanding under the Plans and the Camelot Plan as of January 28, 2006:

	Outstanding				Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Price	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Price
$0.00-$2.66	94,577	0.3	$1.58	$325,345	94,577	$1.58	$325,345
2.67-5.33	2,219,973	6.9	3.52	3,329,960	684,698	3.57	992,812
5.34-8.00	427,500	8.7	7.21	—	32,500	7.39	—
8.01-10.00	2,008,371	5.8	8.43	—	1,499,097	8.57	—
10.01-13.33	3,124,500	5.0	10.90	—	3,110,250	10.90	—
13.34-16.00	1,466,565	7.6	14.56	—	1,466,565	14.56	—
16.01-18.67	178,050	2.2	17.79	—	178,050	17.79	—
18.68-24.00	2,000	2.9	23.75	—	2,000	23.75	—
Total	9,521,536	6.1	$9.10	$3,655,305	7,067,737	$10.49	$1,318,157

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $5.02 as of January 28, 2006, which would have been received by the option holders had all option holders under the Plans and Camelot Plans exercised their options as of that date. The total number of in-the-money options exercisable as of January 28, 2006 was 779,275.

The Company also has a stock option plan for non-employee directors (the “1990 Plan”). Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under this plan which vest equally in three years from date of grant. As of January 28, 2006, there were 750,000 options authorized for issuance and 333,526 options have been granted and are outstanding, 140,014 of which were vested and exercisable. There are 118,480 shares of common stock reserved for possible future option grants under the 1990 Plan.

In connection with the Company’s merger with Camelot in April 1999 all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to the Company’s options. As of January 28, 2006, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

The following table summarizes information about the stock options outstanding under the two Director Plans at January 28, 2006:

	Outstanding				Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00-$2.67	179,401	7.9	$0.03	$895,211	18,389	$0.33	$86,244
2.68-5.33	4,500	1.3	3.36	7,470	4,500	3.36	7,470
5.34-8.00	30,000	7.8	6.44	—	15,000	6.44	—
8.01-10.67	76,875	2.5	9.39	—	74,375	9.44	—
10.68-13.33	40,750	5.3	12.41	—	25,750	11.90	—
13.34-16.00	6,750	1.6	15.12	—	6,750	15.12	—
Total	338,276	6.2	$4.56	$902,681	144,764	$8.48	$93,714

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $5.02 as of January 28, 2006, which would have been received by the option holders had all option holders under the two Director Plans exercised their options as of that date. The total number of in-the-money options exercisable as of January 28, 2006 was 22,889.

The following tables summarize activity under the Stock Option Plans:

	Employee Stock Option Plans			Director Stock Option Plans
	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price
Balance February 1, 2003	6,621,924	$ 1.21-$23.75	$9.11	278,750	$ 1.18-$15.12	$6.19
Granted	2,350,100	2.57-5.99	3.50	187,107	0.00-6.44	1.44
Exercised	(162,457)	1.21-4.58	3.62	(36,786)	0.00-2.09	1.28
Canceled	(363,176)	2.57-18.00	9.24	(9,000)	4.61-4.61	4.61
Balance January 31, 2004	8,446,391	$ 1.21-$23.75	$7.63	420,071	$ 0.00-$15.12	$4.98
Granted	1,299,250	7.50-10.31	10.30	62,080	0.00-0.00	0.00
Exercised	(706,614)	1.21-10.92	3.54	(57,145)	0.00-10.94	2.93
Canceled	(135,826)	2.66-17.79	8.02	(30,111)	0.00-8.95	0.52
Balance January 29, 2005	8,903,201	$ 1.21-$23.75	$8.34	394,895	$ 0.00-$15.12	$4.17
Granted	1,371,725	7.10-14.32	12.74	48,516	0.00-13.28	4.11
Exercised	(634,977)	1.21-12.44	6.17	(78,000)	1.18-3.68	3.12
Canceled	(118,413)	3.50-17.79	10.31	(27,135)	0.00-15.12	2.15
Balance January 28, 2006	9,521,536	$ 1.58-$23.75	$9.10	338,276	$ 0.00-$15.12	$4.56

During 2005, 2004 and 2003, the Company recognized expenses of $296,000, $218,000 and $50,000, respectively, for stock options issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares vest under these grants over a period of two to five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of January 28, 2006, a total of 330,000 shares have been granted, of which 262,000 shares had vested and 85,000 shares had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period. The amount amortized to expense in 2005, 2004 and 2003, net of the impact of forfeitures, was approximately $16,000, $28,000 and $93,000, respectively. As of January 28, 2006, outstanding awards and shares available for grant totaled 5,000 and 633,000 respectively.

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

For 2005, 2004 and 2003, net periodic pension costs recognized under both plans totaled approximately $1.9 million, $1.4 million, and $1.2 million, respectively. The accrued pension liability for the plans, which is included in accrued expenses and other in the Consolidated Balance Sheets, was approximately $15.2 million and $12.0 million at January 28, 2006 and January 29, 2005, respectively. In addition, an intangible asset, which is included in other assets in the Consolidated Balance Sheets, to reflect the excess of the accumulated benefit obligation over the fair value of plan assets, net of accrued pension costs, of approximately $3.7 million and  $4.1 million was recorded at January 28, 2006 and January 29, 2005.

The measurement date for the SERP and Director Retirement Plan is November 1 of each year using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Generally discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

After June 1, 2003, new directors were not covered by the retirement plan. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to Deferred Shares under the Directors Plan. Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to Deferred Shares under the Directors Plan as of the effective date.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 28,	January 29,
	2006	2005
	($ in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$14,232	$10,476
Service cost	531	402
Interest cost	782	628
Actuarial loss	604	2,767
Benefits paid	(41)	(41)
Benefit obligation at end of year	$16,108	$14,232

Fair value of plan assets at end of year	—	—

Reconciliation of Funded Status:
Funded status	(16,108)	(14,232)
Unrecognized prior service cost	3,742	4,084
Unrecognized net actuarial loss	4,451	4,090
Accrued pension cost	(7,915)	(6,058)
Additional minimum liability (“AML”)	(7,279)	(5,925)
Accrued pension liability including AML	$(15,194)	$(11,983)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 28,	January 29,
	2006	2005
	($ in thousands)
Accrued pension liability, including additional minimum liability	$(15,194)	$(11,983)
Intangible assets	3,742	4,084
Accumulated other comprehensive loss	3,537	1,841
Net amount recognized	$(7,915)	$(6,058)

The accumulated benefit obligation for the plans was $15.2 million and $12.0 million at January 28, 2006 and January 29, 2005, respectively, which exceeds plan assets ($0).

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	January 28,	January 29,
	2006	2005
	$ in thousands
Projected benefit obligation	$16,108	$14,232
Accumulated benefit obligation	$15,194	$11,983
Fair value of plan assets	—	—

Components of Net Periodic Pension Cost:

	Fiscal Year
	2005	2004	2003
Service cost	$531	$402	$224
Interest cost	782	628	629
Amortization of prior service cost	342	342	385
Amortization of net (gain) / loss	243	18	—
Net periodic pension cost	$1,898	$1,390	$1,238

Assumptions:

	Fiscal Year
	2005	2004
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.50%
Salary increase rate	4.00%	4.00%
Measurement date	Nov 1, 2005	Nov 1, 2004

	Fiscal Year
	2005	2004	2003
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	6.00%	6.50%
Salary increase rate	4.00%	4.00%	4.00%

The Company expects to make $50,000 in benefit payments during 2006.

Additional Information:

	January 28,	January 29,
	2006	2005
	($ in thousands)
Increase in additional minimum liability included in other comprehensive loss, before income taxes	$1,696	$1,841
Balance of additional minimum liability included in other comprehensive loss, before income taxes	$3,537	$1,841
Income taxes related to additional minimum liability included in other comprehensive loss	$1,489	$747
Balance, net of income taxes, of additional minimum liability included in other comprehensive loss	$2,048	$1,094

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2006	$50
2007	1,181
2008	1,181
2009	1,194
2010	1,232
2011 and thereafter	7,101

Note 10. Shareholders’ Equity

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The Company had repurchased 15 million shares of common stock under previously announced programs. As of January 28, 2006, the Company had purchased the 10 million shares outstanding under the stock repurchase program, at a total cost of $88.5 million and there were no shares remaining to be purchased under the current program. During 2005 the Company purchased 3.1 million shares at a total cost of $31.3 million. The Company had completed the purchase of 15.0 million shares at a total cost of $128.7 million under earlier authorized programs. As of January 28, 2006 and January 29, 2005, the Company held 25,104,990 and 21,988,949 shares, respectively, in treasury stock.

The Company has never declared dividends on its Common Stock and does not plan to pay cash dividends on its Common Stock in the foreseeable future. The Company’s credit agreement does not restrict the payment of cash dividends so long as payment conditions per the agreement are met. Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company’s credit agreement (see Note 5 to the Consolidated Financial Statements) and other factors the Company’s Board of Directors may consider.

Note 11. Related Party Transactions

The Company leases its 168,400 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was constructed in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $1.9 million, $1.8 million and $1.8 million in 2004, 2003 and 2002 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of their terms.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in 2005, 2004 and 2003. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $4,400, $14,500 and $4,600 in 2005, 2004 and 2003 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins. Under an unwritten agreement with Quail Aero Services of Syracuse, Inc., a corporation in which Mr. Higgins holds a 47.5% share, the Company paid $0, $1,000, and $60,000 for chartered aircraft services in 2005, 2004, and 2003, respectively. The Company also charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins. Payments to Crystal Jet aggregated $6,000, $10,000 and $13,000 in 2005, 2004 and 2003, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins. Payments to Richmor Aviation in 2005, 2004 and 2003 were $276,000, $314,000 and $235,000, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in 2004 and 2003 for which the Company incurred fees of $115,000 and $202,000 respectively. Kaye Scholer concluded its representation of the Company in 2004.

Note 12. Quarterly Financial Information (Unaudited)

	Fiscal 2005 Quarter Ended
	2005	1/28/06	10/29/05	7/30/05	4/30/05
	($ in thousands, except per share amounts)
Sales	$1,238,486	$458,563	$241,395	$253,118	$285,410
Gross profit	431,613	151,175	82,998	92,875	104,565
Income (loss) before cumulative effect of a change in accounting principle	2,886	22,255	(11,468)	(6,947)	(954)
Cumulative effect of a change in accounting principle, net of income taxes	(2,277)	(2,277)	—	—	—
Net income (loss)	$609	$19,976	$(11,468)	$(6,947)	$(954)
Basic earnings (loss) per share before cumulative effect of a change in accounting principle	$0.09	$0.72	$(0.36)	$(0.21)	$(0.03)
Cumulative effect of a change in accounting principle, net of income taxes	$(0.07)	$(0.07)	—	—	—
Basic earnings (loss) per share	$0.02	$0.65	$(0.36)	$(0.21)	$(0.03)
Diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$0.09	$0.70	$(0.36)	$(0.21)	$(0.03)
Cumulative effect of a change in accounting principle, net of income taxes	$(0.07)	$(0.07)	—	—	—
Diluted earnings (loss) per share	$0.02	$0.63	$(0.36)	$(0.21)	$(0.03)

	Fiscal 2004 Quarter Ended
	2004	1/29/05	10/30/04	7/31/04	5/1/04
	($ in thousands, except per share amounts)
Sales	$1,365,133	$513,455	$270,013	$277,182	$304,483
Gross profit	495,134	178,823	99,968	103,038	113,305
Income (loss) before extraordinary gain	38,675	34,679	(5,174)	7,129	2,041
Extraordinary gain – unallocated negative goodwill, net of income taxes	3,166	—	570	2,178	418
Net income (loss)	$41,841	$34,679	$(4,604)	$9,307	$2,459
Basic earnings (loss) per share before extraordinary gain	$1.12	$1.04	$(0.15)	$0.20	$0.06
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.09	—	$0.01	0.06	0.01
Basic earnings (loss) per share	$1.21	$1.04	$(0.14)	$0.26	$0.07
Diluted earnings (loss) per share before extraordinary gain	$1.06	$0.98	$(0.15)	$0.19	$0.06
Extraordinary gain – unallocated negative goodwill, net of income taxes	$0.09	—	$0.01	0.06	0.01
Diluted earnings (loss) per share	$1.15	$0.98	$(0.14)	$0.25	$0.07

Note 13. Subsequent Event

Effective March 27, 2006, the Company executed a definitive agreement to acquire the net assets of Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer which operates retail stores and Web sites under the names Sam Goody (www.SamGoody.com), Suncoast Motion Picture Company (www.Suncoast.com), On Cue and www.MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition of Musicland’s assets provides the Company with the ability to leverage their store locations, and strategically increase the Company’s national presence and provide further growth opportunities. The transaction represents total consideration of $104.2 million in cash and $18.1 million in assumed liabilities subject to certain post closing adjustments, including adjustments relating to the final determination of the value of the inventory. Under the terms of the Asset Purchase Agreement, the Company agreed to acquire the 335 of Musicland’s remaining 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources, LLC. As of the date of filing of this Report, the Company had not finalized the allocation of the purchase price.

On March 16, 2006, the Company acquired an 80% interest in a company that will be fully consolidated for financial reporting purposes in 2006. The Company has committed a total funding of $5.2 million over two years, of which $1.2 million was funded as of March 25, 2006.

Index to Exhibits

Document Number and Description

Exhibit No.
2.1

Asset Acquisition Agreement dated February 17, 2006, between Trans World Entertainment Corporation and Musicland Holding Corp.-incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 22, 2006. Commission File No. 000-14818.

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

3.4	*3.4 Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation–incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation–incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7

Certificate of Amendment to the Certificate of Incorporation–incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 11, 2000. Commission File No. 0-14818.

3.8

Rights Agreement, between Trans World Entertainment Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent –incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-A filed August 11, 2000. Commission File No.0-14818.

3.9

Certificate of Amendment to the Certificate of Incorporation of Trans World Entertainment Corporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 11, 2000. Commission File No. 0-14818.

4.1

Credit Agreement dated January 5, 2006, between Trans World Entertainment Corporation and Bank of America N.A. - incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 10, 2006. Commission File No. 0-14818.

4.2

First Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 23, 2006. Commission File No. 0-14818.

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

10.5

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

10.14

Employment Agreement, dated as of May 1, 2003, between the Company and Robert J. Higgins incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. Commission File No. 0-14818.

10.15

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

10.16

Amendment No.1 dated October 1, 2003 to the agency agreement dated September 19, 2003 – incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003. Commission File No. 0-14818.

10.17

Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated by reference to Appendix A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File
No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 14, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2006.

*31.2	Certification of Chief Financial Officer dated April 14, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2006.

*32

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2006.

*Filed herewith.