Form 10-K/A
period 2006-01-28
TRANS WORLD ENTERTAINMENT CORP
filed 2006-04-14
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	($ in thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales	$1, 238,486	$1,365,133	$1,330,626	$1,281,869	$1,388,032
Cost of sales	806,873	869,999	842,726	815,071	935,256
Gross profit	431,613	495,134	487,900	466,798	452,776
Selling, general and administrative expenses	426,854	450,162	459,441	465,893	422,737
Goodwill impairment charge (1)	—	—	—	40,914	—
Income (loss) from operations	4,759	44,972	28,459	(40,009)	30,039
Interest expense	2,954	2,444	2,147	2,349	2,477
Other income	(2,171)	(1,039)	(718)	(1,231)	(2,120)
Income (loss) before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	3,976	43,567	27,030	(41,127)	29,682
Income tax expense (benefit)	1,090	4,892	8,302	(9,341)	12,891
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	2,886	38,675	18,728	(31,786)	16,791
Extraordinary gain – unallocated negative goodwill , net of income taxes (2)	—	3,166	4,339	—	—
Cumulative effect of change in accounting principle, net of income taxes (3)(4)	(2,277)	—	—	(13,684)	—
Net income (loss)	$609	$41,841	$23,067	$(45,470)	$16,791
Basic earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.02	$1.12	$0.50	$(0.79)	$0.40
Extraordinary gain – unallocated negative goodwill	—	0.09	0.12	—	—
Cumulative effect of change in accounting principle	(0.07)	—	—	(0.34)	—
Basic earnings (loss) per share	$0.02	$1.21	$0.62	$(1.13)	$0.40
Weighted average number of shares outstanding - basic	31,962	34,531	37,422	40,224	41,938
Diluted earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.06	$0.49	$(0.79)	$0.39
Extraordinary gain – unallocated negative goodwill	—	0.09	0.11	—	—
Cumulative effect of change in accounting principle	(0.07)	—	—	(0.34)	—
Diluted earnings (loss) per share	$0.02	$1.15	$0.60	$(1.13)	$0.39
Weighted average number of shares outstanding – diluted	32,124	36,297	38,209	40,224	42,553

Pro forma amounts assuming new accounting principle was applied retroactively:
Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$2,886	$38,675	$18,728	$(31,786)	$16,791
Pro forma income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	2,922	38,946	18,533	(32,115)	17,283
Pro forma net income	2,922	42,112	22,872	(45,799)	17,283
Per share amounts:
Basic earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$0.09	$1.12	$0.50	$(0.79)	$0.40
Pro forma basic earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.09	$1.13	$0.50	$(0.80)	$0.41
Pro forma basic earnings per share	$0.09	$1.22	$0.61	$(1.14)	$0.41
Diluted earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$0.09	$1.06	$0.49	$(0.79)	$0.39
Pro forma diluted earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.09	$1.07	$0.49	$(0.80)	$0.40
Pro forma diluted earnings per share	$0.09	$1.16	$0.60	$(1.14)	$0.40

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	($ in thousands, except per share and store data)
BALANCE SHEET DATA: (at the end of the period)

Total assets	$800,323	$859,653	$817,758	$803,396	$935,418
Current portion of debt and capital lease obligations	3,659	780	395	1,640	4,711
Long-term obligations	19,474	12,037	7,465	7,860	9,500
Shareholders’ equity	$378,512	$404,323	$399,184	$392,104	$448,066

OPERATING DATA:
Store count (open at end of period):
Mall stores	546	560	595	650	686
Freestanding stores	236	250	286	205	216
Total stores	782	810	881	855	902

Comparable store sales increase/(decrease) (5)	(5.7)%	0.8%	1.3%	(5.0)%	(2.7)%

Total square footage (in thousands)	4,824	5,002	5,484	4,944	5,076

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