Form 10-K/A
period 2006-01-28
TRANS WORLD ENTERTAINMENT CORP
filed 2006-04-14
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2

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
Proxy Statement for Trans World Entertainment Corporation’s June 7, 2006 Annual Meeting of Shareholders

III

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended January 28, 2006, in order to correct two printer errors in the table included in the section entitled “Item 6. Selected Consolidated Financial Data” under the captions “Net income (loss)” and “Earnings (loss) per share” for 2006 and to add this explanatory note to Amendment No. 1 to our Annual Report filed on January 14, 2006. Except for the changes noted above, there are no other changes contained in this amended report to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2006.

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