Form 10-Q
period 2006-04-29
TRANS WORLD ENTERTAINMENT CORP
filed 2006-06-08
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:  0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

38 Corporate Circle
Albany, New York 12203
(Address of principal executive offices, including zip code)

(518) 452-1242
(Registrant’s telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
30,804,712 shares outstanding as of June 1, 2006

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

Item 1—Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at April 29, 2006, January 28, 2006 and April 30, 2005

Condensed Consolidated Statements of Operations—Thirteen Weeks Ended April 29, 2006 and April 30, 2005

Condensed Consolidated Statements of Cash Flows —Thirteen Weeks Ended April 29, 2006 and April 30, 2005

Notes to Condensed Consolidated Financial Statements

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Item 4—Controls and Procedures

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

Item 1A—Risk Factors

Item 2—Changes in Securities and Use of Proceeds

Item 6—Exhibits and Reports on Form 8-K

Signatures

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 29,	January 28,	April 30,
	2006	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,887	$197,209	$68,005
Merchandise inventory	568,735	402,712	409,369
Income taxes receivable	3,119	892	—
Deferred taxes	12,673	11,266	14,059
Other current assets	15,224	14,408	12,695
Total current assets	617,638	626,487	504,128

NET FIXED ASSETS	128,878	132,464	126,266
DEFERRED TAXES	29,593	27,511	27,755
OTHER ASSETS	15,925	13,861	14,369
TOTAL ASSETS	$792,034	$800,323	$672,518

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$252,311	$322,831	$184,942
Borrowings under line of credit	35,550	—	—
Income taxes payable	—	—	2,170
Accrued expenses and other	72,683	42,530	36,473
Current portion of long-term debt	484	477	456
Current portion of capital lease obligations	3,144	3,182	1,312
Total current liabilities	364,172	369,020	225,353

LONG-TERM DEBT, less current portion	4,464	4,587	4,943
CAPITAL LEASE OBLIGATIONS, less current portion	14,093	14,887	11,752
DEFERRED RENT AND OTHER LIABILITIES	37,220	33,317	30,795
TOTAL LIABILITIES	419,949	421,811	272,843

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,876,421, 55,727,575 and 55,429,941 shares issued, respectively)	559	557	554
Additional paid-in capital	299,324	298,699	296,931
Unearned compensation — restricted stock	(27)	(30)	(41)
Accumulated other comprehensive loss	(2,048)	(2,048)	(652)
Treasury stock at cost (25,104,990, 25,104,990 and 22,550,549 shares, respectively)	(217,564)	(217,564)	(194,452)
Retained earnings	291,841	298,898	297,335
TOTAL SHAREHOLDERS’ EQUITY	372,085	378,512	399,675
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$792,034	$800,323	$672,518

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Sales	$288,537	$285,410
Cost of sales	188,093	180,845
Gross profit	100,444	104,565
Selling, general and administrative expenses	114,104	105,867
Loss from operations	(13,660)	(1,302)
Interest expense, net	495	229
Loss before income taxes and extraordinary gain - unallocated negative goodwill	(14,155)	(1,531)
Income tax benefit	(6,164)	(577)
Loss before extraordinary gain - unallocated negative goodwill	$(7,991)	$(954)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $720 and $0, respectively	934	—
Net loss	$(7,057)	$(954)

BASIC LOSS PER SHARE:
Loss per share before extraordinary gain -unallocated negative goodwill	$(0.26)	$(0.03)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $720 and $0, respectively	0.03	—
Basic loss per share	$(0.23)	$(0.03)

Weighted average number of common shares outstanding—basic	30,649	32,945

DILUTED LOSS PER SHARE:
Loss per share before extraordinary gain -unallocated negative goodwill	$(0.26)	$(0.03)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $720 and $0, respectively	0.03	—
Diluted loss per share	$(0.23)	$(0.03)

Weighted average number of common shares outstanding—diluted	30,649	32,945

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net cash used by operating activities	$(135,542)	$(156,410)

Cash flows from investing activities:
Purchases of fixed assets	(5,928)	(5,497)
Acquisition of businesses	(73,079)	—
Net cash used by investing activities	(79,007)	(5,497)

Cash flows from financing activities:
Proceeds from line of credit	35,550	—
Payments of long-term debt	(116)	(109)
Proceeds from capital lease obligations	—	5,947
Payments of capital lease obligations	(832)	(192)
Payments for purchases of treasury stock	—	(8,154)
Proceeds from the exercise of stock options	627	2,652
Net cash provided by financing activities	35,227	144

Net decrease in cash and cash equivalents	(179,322)	(161,763)
Cash and cash equivalents, beginning of year	197,209	229,768
Cash and cash equivalents, end of period	$17,887	$68,005
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$—	$1,363

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 29, 2006 and April 30, 2005

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is the largest specialty music and video retailer in the United States. The Company operates a chain of mall-based retail entertainment stores under the f.y.e., Sam Goody and Suncoast brands and freestanding locations under the names Coconuts Music and Movies, Strawberries Music, Wherehouse, Sam Goody, Spec’s and Second Spin. The Company also operates on the web at www.fye.com, www.coconuts.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com. During the thirteen weeks ended April 29, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. and acquired an 80% interest in Mix & Burn LLC. See Note 6 to the Condensed Consolidated Financial Statements for detail. As of April 29, 2006, the Company operated 1,107 stores totaling approximately 6.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Note 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”) and Record Town’s subsidiaries, all of which are wholly owned, and two majority-owned subsidiaries that are fully consolidated for reporting purposes. All significant intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 28, 2006 has been derived from the Company’s January 28, 2006 audited consolidated financial statements. All other information has been derived from the Company’s unaudited Condensed Consolidated Financial Statements as of and for the thirteen weeks ended April 29, 2006 and April 30, 2005. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2006.

Note 3. Seasonality

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2005, the fourth fiscal quarter accounted for approximately 37% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff.  If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Note 4. Stock Based Compensation

Prior to January 29, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Condensed Consolidated Statement of Operations for the thirteen weeks ended April 30, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the Notes to the Company’s Condensed Consolidated Financial Statements for the thirteen weeks ended April 30, 2005.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the thirteen weeks ended April 29, 2006 includes compensation expense for all stock-based  compensation awards granted prior to, but not yet vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. There were no stock-based compensation awards granted during the thirteen weeks ended April 29, 2006. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the thirteen weeks ended April 29, 2006 was $0.3 million before income taxes. The related total deferred tax benefit was approximately $0.1 million for the thirteen weeks ended April 29, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of April 29, 2006, there was approximately $1.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.3 years.

In December 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested annual options awarded to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share. Options to purchase 2.3 million shares became exercisable immediately, representing 24% of total options outstanding, as a result of the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statement of Operations in future financial statements upon the adoption of SFAS No.123 (R), Share-Based Payment, which the Company adopted on January 29, 2006. The acceleration of vesting of these stock options resulted in compensation expense of $5.9 million, in the pro forma net income (loss) results for the year ended January 28, 2006.

The Company has six employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. Under the New and Old Plans, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years.  The Company has stopped issuing stock options under the Old Plans. Options authorized for issuance under the Old and New Plans totaled 19.8 million. As of April 29, 2006, of the options authorized for issuance under the Old and New Plans, 9.3 million were granted and are outstanding, 7.1 million of which were vested and exercisable. Options available for future grants at April 29, 2006 were 4.7 million.

The Company also has a stock option plan for non-employee directors (the “1990 Plan”). Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under this plan which vest equally in three years from date of grant. As of April 29, 2006, there were 750,000 options authorized for issuance and 329,026 options have been granted and are outstanding, 140,014 of which were vested and exercisable. There are 118,480 shares of common stock reserved for possible future option grants under the 1990 Plan. In connection with the Company’s merger with Camelot in April 1999 all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to the Company’s options. As of April 29, 2006, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The Company has not paid dividends in the past and does not plan to pay dividends in the near future. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on historical experience of similar awards.The following table illustrates the effect on net loss and loss per share for the thirteen weeks ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Thirteen weeks ended April 30, 2005
(in thousands except per share amounts)
Net loss, as reported	$(954)
Add: Stock-based employee compensation expense included in reported net loss, net of income taxes	43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(719)
Pro forma net loss	$(1,630)
Loss per share:
Basic—as reported	$(0.03)
Basic—pro forma	$(0.05)
Diluted—as reported	$(0.03)
Diluted—pro forma	$(0.05)

The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the thirteen weeks ended April 30, 2005:

Thirteen weeks ended April 30, 2005
Dividend yield	0%
Expected stock price volatility	57%
Risk-free interest rate	3.71%
Expected option life (in years)	5
Weighted average fair value per share of options granted during the period	—

The following table summarizes stock option activity during the thirteen weeks ended April 29, 2006:

	Employee Stock Option Plans			Director Stock Option Plans
			Weighted			Weighted
	Number of	Weighted	Average	Number of	Weighted	Average
	Shares	Average	Remaining	Shares	Average	Remaining
	Subject	Exercise	Contractual	Subject	Exercise	Contractual
	To Option	Price	Term	To Option	Price	Term
Balance January 28, 2006	9,521,536	$9.10	6.1	338,276	$4.56	6.2
Granted	—	—	—	—	—	—
Exercised	(144,346)	2.26	—	(4,500)	1.35	—
Forfeited or expired	(32,919)	7.26	—	—	—	—
Balance April 29, 2006	9,344,271	$9.21	5.8	333,776	$4.52	6.0
Exercisable at April 29, 2006	6,986,485	$10.63	5.4	135,514	$8.64	3.4

The intrinsic value of stock options exercised under both Plans was $789,000 during the thirteen weeks ended April 29, 2006. The intrinsic value of stock options outstanding and exercisable under both plans as of April 29, 2006 were $12,376,300 and $3,465,000, respectively.

Note 5.          Defined Benefit Plans

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

The measurement date for the SERP and Director Retirement Plan is November 1 using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Generally discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 87, Employers’ Accounting for Pensions. During the thirteen weeks ended April 29, 2006, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay $35,000 in benefits relating to SERP and $15,000 in benefits relating to the Director Retirement Plan during fiscal 2006. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	($ in thousands)
Service cost	$170	$133
Interest cost	221	196
Amortization of prior service cost	85	85
Amortization of net (gain)/loss	69	62
Net periodic pension cost	$545	$476

Note 6. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. (“Musicland”). The acquisition of Musicland’s assets provides the Company with the ability to leverage its store locations, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement (“APA”), the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (SamGoody.com), Suncoast Motion Picture Company (Suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. Under the terms of the APA, the Company has the right for a certain time after consummation of the transaction to close any of the acquired stores through the Musicland bankruptcy proceeding without obligation. The impact of such closings, if any, on the purchase price will depend on the timing and number of stores closed and therefore, cannot be estimated at the present time. The acquisition was accounted for using the purchase method of accounting. The condensed consolidated statement of operations for the thirteen weeks ended April 29, 2006 combines the historical results of the Company for the thirteen weeks ended April 29, 2006 and includes the results of Musicland for the period from March 27, 2006 through April 29, 2006.

The purchase price for the acquired Musicland assets is approximately $81.8 million, including acquisition-related costs of approximately $1.9 million, of which $71.5 million was paid as of April 29, 2006. The final purchase price and payment thereof, is subject to settlement of post closing adjustments related to inventory which is expected to be finalized by the end of June 2006. The total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

($ in thousands)
Assets Acquired:
Inventory	$110,684
Other current assets	93
Total assets acquired	$110,777
Liabilities Assumed:
Accrued expenses and other	$21,901
Other long-term liabilities	5,410
Total liabilities assumed	$27,311
Net assets acquired	$83,466

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Musicland, on a pro forma basis as though the companies had been combined at the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma information also does not include one time items related to acquisition accounting, including the extraordinary gain arising from unallocated negative goodwill, which is discussed below in this Note.

The unaudited pro forma condensed consolidated statement of operations for the thirteen weeks ended April 29, 2006 combines the historical results of the Company for the thirteen weeks ended April 29, 2006 and the historical results of Musicland for the period preceding the acquisition from January 29, 2006 through March 27, 2006. The unaudited pro forma condensed consolidated statement of operations for the thirteen weeks ended April 30, 2005 combines the historical results of the Company and Musicland for the periods. The following is the pro forma information, after giving effect to purchase accounting adjustments:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	(in thousands, except per share amounts)
Pro forma sales	$336,999	$372,880
Pro forma loss before extraordinary gain - unallocated negative goodwill	(14,056)	(9,752)
Pro forma net loss	$(14,056)	$(9,752)
Pro forma net loss before extraordinary gain—unallocated negative goodwill per basic and diluted share	$(0.46)	$(0.30)
Pro forma net loss per basic and diluted share	$(0.46)	$(0.30)

The purchase price has been allocated on a preliminary basis using information currently available. In accordance with SFAS No. 141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired will be finalized within twelve months following the date of acquisition.

During the thirteen weeks ended April 29, 2006, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain of $0.9 million, net of income taxes of $0.7 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price.

During the thirteen weeks ended April 29, 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting purposes. The Company has committed funding of $5.2 million, of which $2.0 million has been funded as of April 29, 2006. Pro forma results of operations including the results of Mix & Burn LLC have not been presented because the pro forma effect of the acquisition would not be material to the Company’s results of operations. Mix & Burn LLC is a leading provider of digital content services to retailers nationwide. Using its technology, consumers can mix and burn music CDs and download digital songs on demand, allowing the creation of customized playlists from an extensive catalog of new and old content. The acquisition will enable the Company’s retail locations to offer customers new content, new products and new services relating to music players, cell phones and cell phone service plans in its stores.

Note 7. Line of Credit

The Company has entered into a five year, $130 million revolving secured Credit Agreement with Bank of America, N.A that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible merchandise inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of April 29, 2006, the Company had borrowed $35.6 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $68.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings as of April 29, 2006 was 6.51%. There were no borrowings outstanding as of April 30, 2005.

Note 8. Comprehensive Loss

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Items of other accumulated comprehensive loss that the Company currently reports in the Condensed Consolidated Balance Sheet are the excess additional minimum pension liability over unrecognized prior service cost with respect to the Company’s defined benefit plans.

The Company’s total comprehensive loss for the thirteen weeks ended April 29, 2006 and April 30, 2005 was as follows:

	Thirteen Weeks ended
	April 29, 2006	April 30, 2005
	($ in thousands)
Net loss	$(7,057)	$(954)

Other comprehensive income, net of income taxes:
Change in unrealized gain on available-for-sale securities, net of income taxes of $0 and $306, respectively	—	442
Total comprehensive loss	$(7,057)	$(512)

Note 9. Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. SFAS No. 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS No. 140.

Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights. The adoption of SFAS No.156 is not expected to have a significant impact on the Company’s condensed consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No.155 is not expected to have a significant impact on the Company’s condensed consolidated financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position No. 115-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1, which is effective for reporting periods beginning after December 15, 2005, also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP 115-1 is not expected to have a significant impact on the Company’s condensed consolidated financial position or results of operations.

Note 10. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
	(in thousands)
Cost of sales	$756	$780
Selling, general and administrative expenses	8,652	8,220
Total	$9,408	$9,000

Note 11. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Weighted average common shares outstanding — basic	30,649	32,945
Dilutive effect of employee stock options	—-	—-
Weighted average common shares outstanding—diluted	30,649	32,945

Anti-dilutive stock options	9,673	8,860

For the thirteen week periods ended April 29, 2006, and April 30, 2005, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

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

Note 13. Contractual Obligations and Commitments.

The Company’s Annual Report on Form 10-K for the year ended January 28, 2006 provides a summary of the Company’s contractual obligations at January 28, 2006, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. The following information relating to commitments entered into during the thirteen weeks ended April 29, 2006 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

During the thirteen weeks ended April 29, 2006, the Company acquired an 80% interest in Mix & Burn LLC, that is fully consolidated for financial reporting purposes. The Company has committed funding of $5.2 million of which $2.0 million has been funded as of April 29, 2006. See Note 6 of notes to the Condensed Consolidated Financial Statements for further discussion.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
April 29, 2006 and April 30, 2005

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, DVD and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

At April 29, 2006, the Company operated 1,107 stores totaling approximately 6.1 million square feet in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, DVD and video games. In total, these categories represented 91% of the Company’s sales in the thirteen weeks ended April 29, 2006. The balance of categories, including software accessories, boutique and electronic products represented 9% of the Company’s sales in the thirteen weeks ended April 29, 2006.

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

Cost of Sales and Gross Profit:  Gross profit is impacted primarily by the mix of products sold, by discounts negotiated with vendors and discounts offered to customers. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with purchasing, receiving, shipping, inspecting and warehousing product and costs associated with product returns to vendors. Cost of sales further includes obsolescence costs and is reduced by the benefit of vendor allowances, net of direct reimbursements of expense.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, stock-based compensation and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 28, 2006 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market as determined by the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item. Merchandise inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. Inherent in the entertainment software industry is the risk of obsolete inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for merchandise inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal period. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores throughout the year and inventory records are adjusted accordingly. The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors.  Certain vendors reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales.

Valuation of Long-Lived Assets:  The Company assesses the potential impairment of long-lived assets to determine if any part of the carrying values may not be recoverable. Factors that the Company considers when assessing impairment include:

•     significant underperformance relative to historical or future operating results;

•     significant changes in the manner of the use of assets or the strategy for the Company’s overall business;

•     significant negative industry or economic trends;

If the Company were to determine that the carrying value of a long-lived asset may not be recoverable based on one or more of the above indicators, the Company would test for impairment to determine if a write-down is needed.

Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated. Also, actual store closures usually occur within three months of the planned store closure date. As a result, changes in depreciation estimates as required by Accounting Principles Board, Opinion No. 20, Accounting Changes (“APB 20”), do not have a material impact on financial results.  Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings is included in SG&A expenses.

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

Stock-based Compensation: Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the thirteen weeks ended April 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with APB Opinion No. 25 and related Interpretations, as allowed by SFAS No. 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model that require significant judgment and estimates: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 4 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2006
Compared to the Thirteen Weeks Ended April 30, 2005

The following table sets forth a period over period comparison of the Company’s sales by category:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005	Change	%	Comparable Store Sales
	(in thousands)
Sales	$288,537	$285,410	$3,127	1.1%	(6.7)%
As a percentage of sales
Music	51%	56%			(12.8)%
Video (DVD/VHS)	33%	28%			2.8%
Video Games	7%	7%			(3.7)%
Other	9%	9%			3.0%

Store Count:
Mall	801	556	245	44.1%	(5.6)%
Freestanding	306	248	58	23.4%	(9.4)%
Total	1,107	804	303	37.7%

Sales.  The increase in sales during the thirteen weeks ended April 29, 2006 resulted from the inclusion of sales from the acquired Musicland stores (see Note 6 of Notes to the Condensed Consolidated Financial Statements) for the month of April 2006, offset by a comparable store sales decline of 6.7%.

Music:
The Company’s stores and internet websites offer a wide range of compact discs (“CDs”) and audio cassettes across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. CDs represented over 99% of the music category sales in the thirteen weeks ended April 29, 2006.

The Company’s music sales for the thirteen weeks ended April 29, 2006 decreased 12.8% and comparable store sales in the CDs category decreased 12.1%. Sales for the Top 50 CDs for the thirteen weeks ended April 29, 2006 decreased 28% compared to sales for the thirteen weeks ended April 30, 2005, reflecting lower sales of new releases.

Video:
The Company offers video, including DVD in all of its stores. DVD represented 98% of the video category sales in the thirteen weeks ended April 29, 2006. Comparable store sales in the Video category increased 2.8% driven by a comparable store sales increase of 9.2% in the DVD category. The increase in DVD sales was due to a larger number of new releases in the thirteen weeks ended April 29, 2006 as compared to the thirteen weeks ended April 30, 2005.

Video Games:
The Company offers video game hardware and software in most of its stores. Comparable store sales decreased 3.7% in the thirteen weeks ended April 29, 2006, due to comparisons with last year’s release of Sony’s PSP in the thirteen weeks ended April 30, 2005 and insufficient allocation of hardware product (Microsoft’s Xbox) early in the quarter.

Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with boutique and electronic products. The increase in this category was driven by the sales of MP3 players and assorted products that complement the core merchandise categories of music, video and video games. The Company continues to implement merchandising initiatives to improve this category, including the expansion of product lines and adding new items.

Gross Profit.        The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change
	April 29, 2006	April 29, 2006	$	%
Gross Profit	$100,444	$104,565	$(4,121)	(3.9)%
As a percentage of sales	34.8%	36.6%

The decrease in the gross profit rate as a percentage of sales was primarily due to competitive pricing in new releases in the CD and DVD categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change
	April 29, 2006	April 29, 2006	$	%
SG&A Expenses	$114,104	$105,867	$8,237	(7.8)%
As a percentage of sales	39.5%	37.1%

The increase of $8.2 million in SG&A expenses during the thirteen weeks ended April 29, 2006 resulted from the inclusion of expenses from the acquired 335 Musicland stores (see Note 6 of Notes to the Condensed Consolidated Financial Statements) for the month of April 2006. The Company also incurred transition costs of about $2.0 million, $0.3 million for stock options, and $0.3 million related to the Company’s investment in Mix & Burn LLC.

Income Tax Expense (Benefit). The following table sets forth a period over period comparison of the Company’s income tax expense (benefit):

	Thirteen weeks ended (in thousands)
	April 29, 2006	April 30, 2005
Income tax expense (benefit) before impact of quarter-specific items	$(6,005)	$(624)
Effective tax rate before impact of quarter specific items	42.4%	40.8%
Tax expense (benefit) of quarter-specific items	(159)	47
Income tax expense (benefit)	$(6,164)	$(577)

The Company records its quarterly income tax expense (benefit) based on an estimate of its annual effective tax rate, which further requires the Company to estimate its annual pretax income. Historically, the higher the estimate of annual pre-tax income, the lower the tax rate due to the inclusion in income tax expense of certain fixed, minimum taxes that are paid regardless of the level of taxable income. Conversely, these fixed, minimum taxes cause the tax rate to increase as earnings (and estimates thereof) decrease. The effective tax rate before impact of quarter-specific items for the thirteen weeks ended April 29, 2006 increased because the estimate of annual pre-tax income for 2006 is lower than estimate of 2005 annual pre-tax income used to determine income taxes for the thirteen weeks ended April 30, 2005.

Income Tax Expense (Benefit). (continued) For the thirteen weeks ended April 29, 2006, the tax benefit of quarter-specific items is attributable to federal tax credits approved by the IRS net of a reduction in estimated realization of state net operating losses. For the thirteen weeks ended April 30, 2005, the tax expense of quarter-specific items is attributable to changes in state tax laws enacted during the period.

Extraordinary Gain — Unallocated Negative Goodwill. On March 27, 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. During the thirteen weeks ended April 29, 2006, the Company determined the purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain of $0.9 million, net of income taxes of $0.7 million, related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price. See Note 6 of Notes to condensed consolidated financial statements for details regarding the allocation of purchase price.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended (in thousands)
	April 29, 2006	April 30, 2005
Loss before extraordinary gain	$(7,991)	$(954)
Extraordinary gain—unallocated negative goodwill, net of income taxes of $0.7 million and $0 respectively	934	—-
Net loss	$(7,057)	$(954)

The increase in net loss is due to lower gross margin rate, higher SG&A expenses as a result of operating a greater number of stores in the month of April due to the acquisition (see Note 6 of Notes to the Condensed Consolidated Financial Statements) and inclusion of integration costs related to the Musicland stores.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.   The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including the seasonality of sales and results from operations, merchandise inventory purchases and the related terms on the purchases, tax payments, capital expenditures, stock repurchase activity and store acquisitions. Management believes it will have adequate resources to fund its cash needs for the foreseeable future.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended April 29, 2006 and April 30, 2005:

	Thirteen weeks ended		Change
(in thousands)	April 29, 2006	April 30, 2005	$
Operating Cash Flows	$(135,542)	$(156,410)	$20,868
Financing Cash Flows	35,227	144	35,083
Acquisition of businesses	(73,079)	——	(73,079)
Capital Expenditures	5,928	5,497	(431)

Cash and Cash Equivalents	17,887	68,005	(50,118)
Inventories	568,735	409,369	159,366
Working Capital	253,466	278,775	(25,309)
Inventory turns	0.4	0.4

The Company had cash balances of $17.9 million at April 29, 2006, compared to $197.2 million at January 28, 2006 and $68.0 million at April 30, 2005. Inventory was $93 per square foot at April 29, 2006, compared to $82 per square foot at April 30, 2005. The increase in inventory per square foot as of April 29, 2006 as compared to April 30, 2005 is due to acquisition of approximately $35 million of merchandise inventory at a third party distribution center as part of the Musicland transaction. The Company anticipates that it will take 90 to 120 days to flow through the stores. Additionally, the increase in inventory per square foot as of April 29, 2006 was due to special buys to flow product to the acquired stores.

Cash used by operating activities was $135.5 million for the thirteen weeks ended April 29, 2006. The primary uses of cash were a $70.5 million seasonal reduction of accounts payable and an increase of $55.3 million in merchandise inventory. As noted earlier, the increase in merchandise inventory was due to the acquisition of merchandise inventory to replenish the acquired Musicland stores. The Company’s inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season. Similarly, inventory increases each year throughout the fall season and peaks during the holiday selling season.

The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all of income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in sales during the holiday season.

Cash provided by financing activities was $35.2 million for the thirteen weeks ended April 29, 2006. The primary source of cash of $35.6 million was through the Company’s line of credit.

The Company has a five year, $130 million revolving secured Credit Agreement with Bank of America, N.A that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible merchandise inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of April 29, 2006, the Company had borrowed $35.6 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $68.3 million was available for borrowing.

During the thirteen weeks ended April 30, 2005, the Company entered into an agreement to finance the replacement of its point-of-sale system through a capital lease for $12.0 million, bearing an average interest rate of 5.76% with repayments in monthly installments over 5 years. As of April 30, 2005, the Company had drawn down $5.9 million of the lease.

Capital Resources.   During the thirteen weeks ended April 29, 2006, the Company made capital expenditures of $5.9 million. The Company plans to spend approximately $55 million for capital expenditures in 2006, of which $12 million is for the acquired Musicland stores. During the thirteen weeks ended April 29, 2006, the Company opened or relocated 4 stores, acquired 335 stores and closed 10 stores.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75%. If interest rates on the Company’s credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 28, 2006. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4—Controls and Procedures

(a)             Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 29, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b)             Changes in internal controls.   There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. (“Musicland”), as more fully described in Note 6 of Notes to Condensed Consolidated Financial Statements. We excluded from our evaluation the internal control over financial reporting at Musicland, as it was not possible to conduct such an evaluation between the date of acquisition and the date of this report. Total revenues and total assets recorded during the quarter related to the acquired Musicland stores were $26.2 million and $110.8 million, respectively, for the quarter ended April 29, 2006. The impact of the acquired Musicland stores was break-even on loss from operations during the quarter, excluding integration costs.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings
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

Item 1A — Risk Factors
Risks relating to the Company’s business and common stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2 — Changes in Securities and Use of Proceeds
None.

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

(B)     Reports on Form 8-K —

A Form 8-K was filed on May 18, 2006 incorporating by reference the Company’s May 18, 2006 press release announcing its financial results for the thirteen weeks ended April 29, 2006.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 8, 2006	By:	/s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 8, 2006	By:	/s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)