Form 10-Q
period 2006-07-29
TRANS WORLD ENTERTAINMENT CORP
filed 2006-09-07
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JULY 29, 2006
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM . . . . . . . . . .
TO .. . . . . . . . . . . .

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No[ _ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]    Accelerated filer [ X ]    Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
30,839,799 shares outstanding as of August 26, 2006

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Form 10-Q
			Page No.
PART 1. FINANCIAL INFORMATION

Item	1	- Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 29, 2006,
January 28, 2006 and July 30, 2005			3

Condensed Consolidated Statements of Operations –
Thirteen Weeks and Twenty-six Weeks Ended July 29, 2006 and
July 30, 2005			4

Condensed Consolidated Statements of Cash Flows –
Twenty-six Weeks Ended July 29, 2006 and
July 30, 2005			5

Notes to Condensed Consolidated Financial Statements			6

Item	2	- Management’s Discussion and Analysis of Financial
Condition and Results of Operations			17

Item	3	– Quantitative and Qualitative Disclosures about Market Risk	28

Item	4	– Controls and Procedures	28

PART II. OTHER INFORMATION

Item	1	– Legal Proceedings	29

Item	1A	– Risk Factors	29

Item	2	– Changes in Securities and Use of Proceeds	29

Item	4	- Submission of Matters to a Vote of Security Holders	30

Item	6	- Exhibits and Reports on Form 8-K	30

Signatures			31

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 29,	January 28,	July 30,
	2006	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,213	$197,209	$50,934
Merchandise inventory	505,463	402,712	401,051
Income taxes receivable	8,741	892	7,025
Deferred taxes	12,916	11,266	11,556
Other current assets	13,284	14,408	13,554
Total current assets	558,617	626,487	484,120
NET FIXED ASSETS	135,715	132,464	128,455
DEFERRED TAXES	31,724	27,511	25,405
OTHER ASSETS	14,610	13,861	14,022
TOTAL ASSETS	$740,666	$800,323	$652,002
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$211,290	$322,831	$182,223
Borrowings under line of credit	40,728	---	---
Accrued expenses and other current liabilities	65,928	42,530	33,101
Current portion of long-term debt	491	477	462
Current portion of capital lease obligations	3,075	3,182	2,498
Total current liabilities	321,512	369,020	218,284
LONG-TERM DEBT, less current portion	4,338	4,587	4,826
CAPITAL LEASE OBLIGATIONS, less current portion	13,407	14,887	16,081
DEFERRED RENT AND OTHER LIABILITIES	36,364	33,317	29,550
TOTAL LIABILITIES	375,621	421,811	268,741
SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 55,943,389, 55,727,575 and 55,588,575
shares issued, respectively)	559	557	556
Additional paid-in capital	299,999	298,669	298,468
Accumulated other comprehensive loss	(2,048)	(2,048)	(1,094)
Treasury stock at cost (25,104,990, 25,104,990 and
23,404,549 shares, respectively)	(217,564)	(217,564)	(205,057)
Retained earnings	284,099	298,898	290,388
TOTAL SHAREHOLDERS’ EQUITY	365,045	378,512	383,261
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$740,666	$800,323	$652,002

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Sales	$298,261	$253,118	$586,798	$538,528
Cost of sales	192,049	160,243	380,142	341,088
Gross profit	106,212	92,875	206,656	197,440
Selling, general and administrative expenses	128,857	103,145	242,961	209,012
Loss from operations	(22,645)	(10,270)	(36,305)	(11,572)
Interest expense	1,504	662	2,428	1,232
Other income	(3,565)	(1,114)	(3,994)	(1,455)
Loss before income taxes and extraordinary gain
- unallocated negative goodwill	(20,584)	(9,818)	(34,739)	(11,349)
Income tax benefit	(10,367)	(2,871)	(16,531)	(3,448)
Loss before extraordinary gain
- unallocated negative goodwill	(10,217)	(6,947)	(18,208)	(7,901)
Extraordinary gain - unallocated negative goodwill,
net of income taxes of $2,087, $0 and $2,807, $0, respectively	2,475	---	3,409	---
Net loss	$(7,742)	$(6,947)	$(14,799)	$(7,901)
BASIC LOSS PER SHARE:
Loss per share before extraordinary gain
-unallocated negative goodwill	$(0.33)	$(0.21)	$(0.59)	$(0.24)
Extraordinary gain - unallocated negative goodwill,
net of income taxes	0.08	---	0.11	---
Basic loss per share	$(0.25)	$(0.21)	$(0.48)	$(0.24)
Weighted average number of common
Shares outstanding – basic	30,818	32,482	30,731	32,713
DILUTED LOSS PER SHARE:
Loss per share before extraordinary gain
-unallocated negative goodwill	$(0.33)	$(0.21)	$(0.59)	$(0.24)
Extraordinary gain - unallocated negative goodwill,
net of income taxes	0.08	---	0.11	---
Diluted loss per share	$(0.25)	$(0.21)	$(0.48)	$(0.24)
Weighted average number of common
shares outstanding – diluted	30,818	32,482	30,731	32,713

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended
	July 29,	July 30,
	2006	2005
Net loss	$(14,799)	$(7,901)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization of fixed assets	19,182	18,136
Amortization of intangible assets	115	47
Amortization of lease valuations, net	(958)	(1,533)
Stock compensation programs	992	108
Loss on disposal of fixed assets	951	625
Gain on sale of available-for-sale securities and other investments	(3,528)	(813)
Deferred tax benefit	(8,669)	5,398
Extraordinary gain on acquisition of business, net of income taxes	(3,409)	---
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	628	(2,470)
Merchandise inventory	8,016	30,195
Prepaid expenses and other	738	1,921
Other assets	202	605
Accounts payable	(111,436)	(176,174)
Income tax receivable/(payable)	(7,849)	(15,617)
Accrued expenses and other	(4,615)	(10,711)
Deferred rent and other liabilities	(1,741)	(529)
Net cash used by operating activities	(126,180)	(158,713)
Cash flows from investing activities:
Purchases of fixed assets	(23,219)	(17,021)
Acquisition of businesses	(73,079)	---
Proceeds from sale of available-for-sale securities and other investments	4,116	813
Net cash used by investing activities	(92,182)	(16,208)
Cash flows from financing activities:
Proceeds from line of credit	40,728	---
Proceeds from capital leases	---	11,962
Payments of long-term debt	(235)	(220)
Payments of capital lease obligations	(1,587)	(692)
Payments for purchases of treasury stock	---	(18,759)
Proceeds from the exercise of stock options	460	3,796
Net cash provided\(used) by financing activities	39,366	(3,913)
Net decrease in cash and cash equivalents	(178,996)	(178,834)
Cash and cash equivalents, beginning of year	197,209	229,768
Cash and cash equivalents, end of period	$18,213	$50,934
Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	---	$1,794
Issuance of shares under deferred stock plan	$105	---

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is the largest specialty music and video retailer in the United States. The Company operates a chain of mall-based retail entertainment stores under the f.y.e., Sam Goody and Suncoast brands and freestanding locations under the brands Coconuts Music and Movies, Strawberries Music, Wherehouse, Sam Goody, Spec’s and Second Spin. The Company also conducts internet operations at www.fye.com, www.coconuts.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com. During the twenty-six weeks ended July 29, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. and acquired an 80% interest in Mix & Burn LLC. See Note 6 to the Condensed Consolidated Financial Statements for detail. As of July 29, 2006, the Company operated 1,091 stores totaling approximately 6.3 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Note 2. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements consist of Trans World Entertainment Corporation, its wholly owned subsidiary Record Town, Inc. (“Record Town”) and Record Town’s subsidiaries, all of which are wholly owned, and two majority owned subsidiaries that are fully consolidated for reporting purposes. All significant intercompany accounts and transactions have been eliminated.

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

The information presented in the accompanying unaudited Condensed Consolidated Balance Sheet as of January 28, 2006 has been derived from the Company's January 28, 2006 audited consolidated financial statements. All other information has been derived from the Company's unaudited Condensed Consolidated Financial Statements as of and for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2006.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 3. Seasonality

The Company's business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2005, the fourth fiscal quarter accounted for approximately 37% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Note 4. Stock Based Compensation

Prior to January 29, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 30, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the Notes to the Company’s Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended July 30, 2005.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the thirteen and twenty-six weeks ended July 29, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

Total stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 29, 2006 was $0.5 million and $0.8 million respectively, before income taxes. The related total deferred tax benefit was approximately $0.2 million and $0.3 million respectively, for the thirteen and twenty-six weeks ended July 29, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

As of July 29, 2006, there was approximately $3.9 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.9 years.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 4. Stock Based Compensation (continued)

In December 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested annual options awarded to employees and officers under the Company’s stock option plans which had exercise prices greater than $10.00 per share. Options to purchase 2.3 million shares became exercisable immediately, representing 24% of total options outstanding, as a result of the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statement of Operations in future financial statements upon the adoption of SFAS No.123 (R). The acceleration of vesting of these stock options resulted in compensation expense of $5.9 million, in the pro forma net income results for the year ended January 28, 2006.

The Company has six employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. The Company has stopped issuing stock options under the Old Plans. Under the New Plan, the Company generally issues Stock- Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance. Options and SSARS authorized for issuance under the Old and New Plans total 19.8 million. As of July 29, 2006, of the options authorized for issuance under the Old and New Plans, 10.2 million were granted and are outstanding, 7.8 million of which are vested and exercisable. Options available for future grants at July 29, 2006 total 3.8 million.

The Company also has a stock option plan for non-employee directors (the “1990 Plan” or “Directors Plan”). Options under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, options generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years from issuance. In addition, non-employee directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under the 1990 Plan which vest equally in three years from date of grant. As of July 29, 2006, there were 750,000 options authorized for issuance and 363,401 options have been granted and are outstanding, 134,661 of which were vested and exercisable. There are 54,105 shares of common stock reserved for possible future option grants under the 1990 Plan. In connection with the Company’s merger with Camelot in April 1999 all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to the Company’s options. As of July 29, 2006, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 4. Stock Based Compensation (continued)

The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the twenty-six weeks ended July 29, 2006:

Twenty-six weeks ended
July 29, 2006
Dividend yield	0%
Expected stock price volatility	65.9%-71.2%
Risk-free interest rate	4.99%-5.04%
Expected option life (in years)	5-7
Weighted average fair value per share of
options granted during the period	$3.39

The Company has not paid dividends in the past and does not plan to pay dividends in the foreseeable future. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options. The expected option life (in years) represents the estimated period of time until exercise and is based on historical experience of similar awards.

The following table illustrates the effect on net loss and loss per share for the thirteen and twenty-six weeks ended July 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen	Twenty-six
	Weeks ended	Weeks ended
	July 30, 2005	July 30, 2005
	(in thousands except per share
	amounts)
Net loss, as reported	$(6,947)	$(7,901)
Add: Stock-based employee compensation expense included in
reported net loss, net of related income taxes
	21	65
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related income taxes	(840)	(1,559)
Pro forma net loss	$(7,766)	$(9,395)
Loss per share:
Basic – as reported	$(0.21)	$(0.24)
Basic – pro forma	$(0.24)	$(0.29)
Diluted – as reported	$(0.21)	$(0.24)
Diluted – pro forma	$(0.24)	$(0.29)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 4. Stock Based Compensation (continued)

The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the twenty-six weeks ended July 30, 2005:

Twenty-six weeks ended
July 30, 2005
Dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	3.71%
Expected option life (in years)	5
Weighted average fair value per share of
options granted during the period	$7.33

The following table summarizes stock option activity during the twenty-six weeks ended July 29, 2006:

	Employee Stock Option Plans			Director Stock Option Plans
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Shares	Average	Average	Shares	Average	Average
	Subject	Exercise Price	Remaining	Subject	Exercise Price	Remaining
	To Option		Contractual	To Option		Contractual
			Term			Term
Balance at January 28, 2006	9,521,536	$9.10	6.1	338,276	$4.56	3.4
Granted	947,675	5.35	9.8	105,000	0.00	9.8
Exercised	(181,314)	2.50	---	(34,500)	0.00	---
Forfeited or expired	(55,819)	8.35	---	(40,625)	10.05	---
Balance July 29, 2006	10,232,078	$8.87	6.0	368,151	$3.06	7.5
Exercisable at July 29, 2006	7,800,818	$10.17	5.3	139,411	$6.34	5.1

The intrinsic value of stock options exercised under all Plans was $0.3 million and $0.7 million respectively, during the thirteen and twenty-six weeks ended July 29, 2006. The intrinsic value of stock options outstanding and exercisable under both plans as of July 29, 2006 was $6.2 million and $2.2 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

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

The Company provides the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that pays a retired director an annual retirement benefit equal to 60% of the annual retainer at the time of retirement plus a 3% annual increase through the final payment. Payments begin at age 62 or retirement, whichever is later, and continue for 10 years or the life of the director and his or her spouse, whichever period is shorter. Partial vesting in the retirement plan begins after six years of continuous service. Participants become fully vested after 12 years of continuous service on the Board. After June 1, 2003, new Directors were not covered by the Director Retirement Plan. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to Deferred Shares under the Directors Plan. Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to Deferred Shares under the Directors Plan as of the effective date.

The measurement date for the SERP and the Director Retirement Plan is November 1 using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Generally discount rates are established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 87, Employers’ Accounting for Pensions. During the twenty-six weeks ended July 29, 2006, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay $35,000 in benefits relating to the SERP and $15,000 in benefits relating to the Director Retirement Plan during fiscal 2006. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$170	$101	$340	$202
Interest cost	221	157	442	314
Amortization of prior service cost	85	85	170	170
Amortization of net loss	69	4	138	8
Net periodic pension cost	$545	$347	$1,090	$694

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 6. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. (“Musicland”). The acquisition of Musicland’s assets provides the Company with the ability to leverage its overhead expenses over a greater store base, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement (“APA”), the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (SamGoody.com), Suncoast Motion Picture Company (Suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 29, 2006 combines the historical results of the Company for the thirteen and twenty-six weeks ended July 29, 2006 and includes the results of Musicland for the period from March 27, 2006 through July 29, 2006.

The purchase price for the acquired Musicland assets is approximately $81.8 million, including acquisition-related costs of approximately $1.9 million, of which $73.1 million was paid as of July 29, 2006. The final purchase price and payment thereof, is subject to settlement of post closing adjustments related to inventory. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

($ in thousands)
Assets Acquired:
Inventory	$110,710
Other current assets	93
Total assets acquired	$110,803
Liabilities Assumed:
Accrued expenses and other	$17,456
Other long-term liabilities	5,364
Total liabilities assumed	$22,820
Net assets acquired	$87,983

The purchase price has been allocated on a preliminary basis using information currently available. In accordance with SFAS No. 141, Business Combinations, the allocation of the purchase price to the assets acquired and liabilities assumed will be finalized within twelve months following the date of acquisition.

During the thirteen and twenty-six weeks ended July 29, 2006, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain – unallocated negative goodwill of $2.5 million and $3.4 million, respectively, net of income taxes of $2.1 million and $2.8 million, respectively. The extraordinary gain represents the excess of the fair value of net assets acquired over the purchase price.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 6. Business Combinations (continued)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Musicland, on a pro forma basis as though the companies had been combined at the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma information does not include one time items related to purchase accounting, including the extraordinary gain arising from unallocated negative goodwill, which is discussed below.

The unaudited pro forma Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 29, 2006 combines the historical results of the Company for the thirteen and twenty-six weeks ended July 29, 2006 and the historical results of Musicland for the period preceding the acquisition from January 29, 2006 through March 27, 2006. The unaudited pro forma Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended July 30, 2005 combines the historical results of the Company and Musicland for the periods. The following is the pro forma information, after giving effect to purchase accounting adjustments:

	Thirteen weeks ended		Twenty–six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	in thousands, except per share amounts
Pro forma sales	$298,261	$334,119	$635,261	$706,999
Pro forma loss before extraordinary
gain - unallocated negative goodwill	(7,574)	(9,241)	(21,631)	(11,263)
Pro forma net loss	$(7,574)	$(9,241)	$(21,631)	$(11,263)
Pro forma net loss before
extraordinary gain – unallocated
negative goodwill, per basic and	$(0. 25)	$(0.28)	$(0.70)	$(0.34)
diluted share
Pro forma net loss per basic and	$(0.25)	$(0.28)	$(0.70)	$(0.34)
diluted share

During the twenty-six weeks ended July 29, 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting purposes. The Company has committed funding of $5.2 million, of which $2.7 million has been funded as of July 29, 2006. Pro forma results of operations including the results of Mix & Burn LLC have not been presented because the pro forma effect of the acquisition would not be material to the Company’s results of operations. Mix & Burn LLC is a leading provider of digital content services to retailers nationwide. Using its technology, consumers can mix and burn music CDs and digitally download songs on demand, allowing for the creation of customized playlists from an extensive catalog of new and old content. This acquisition will enable the Company’s retail locations to offer customers new content, new products and new services relating to music players, cell phones and cell phone service plans in its stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 7. Line of Credit

The Company has a five year; $130 million secured revolving credit facility with Bank of America, N.A. that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible merchandise inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of July 29, 2006, the Company had borrowed $40.7 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $63.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings as of July 29, 2006 was 6.05% . There were no borrowings outstanding as of July 30, 2005.

Note 8. Comprehensive Loss

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the Condensed Consolidated Financial Statements; it does not affect the Company’s financial position or results of operations. Items of accumulated other comprehensive loss that the Company currently reports in the Condensed Consolidated Balance Sheet are the excess additional minimum pension liability over unrecognized prior service cost with respect to the Company’s defined benefit plans. The Company’s total comprehensive loss for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 was as follows:

	Thirteen Weeks ended		Twenty-six Weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	($ in thousands)		($ in thousands)
Net loss	$(7,742)	$(6,947)	$(14,799)	$(7,901)
Other comprehensive income, net of income
taxes:
Change in unrealized gain on available-for-sale
securities, net of income taxes of $0 and $306,
respectively	---	---	---	442
Reclassification adjustment for realized gain on
available-for-sale securities included in income	---	(442)	---	(442)
Total comprehensive loss	$(7,742)	$(7,389)	$(14,799)	$(7,901)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 9. Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning fiscal 2007. We have not yet evaluated the impact of this interpretation on the Company’s Condensed Consolidated Financial Statements.

Note 10. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Cost of sales	$761	$770	$1,517	$1,550
Selling, general and administrative	9,012	8,366	17,665	16,586
expenses
Total	$9,773	$9,136	$19,182	$18,136

Note 11. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Weighted average common shares outstanding
– basic	30,818	32,482	30,731	32,713
Dilutive effect of employee stock options	---	---	---	---
Weighted average common shares outstanding
– diluted	30,818	32,482	30,731	32,713
Anti-dilutive stock options	10,600	9,755	10,144	9,300

For the thirteen and twenty-six week periods ended July 29, 2006, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2006 and July 30, 2005
(continued)

Note 12. Income Taxes

During the twenty-six weeks ended July 30, 2005, the Company recorded an income tax charge of $1.1 million resulting from changes in the Ohio state income tax law. The legislation phased out state corporation franchise tax which is based on income. The tax charge represented a write-off of the state deferred tax assets allocated to Ohio, principally net operating losses that, based on management’s estimates, would not be realized during the phase-out period.

Note 13. Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to operations. Write-off of investments in unconsolidated affiliates for other than temporary decline in market value are reflected in SG&A expenses in the Consolidated Statements of Operations. During the thirteen weeks ended July 29, 2006, the Company recorded a realized gain of $3.5 million on the sale of an investment in an unconsolidated affiliate.

Note 14. Legal Proceedings

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

Note 15. Contractual Obligations and Commitments

The Company’s Annual Report on Form 10-K for the year ended January 28, 2006 provides a summary of the Company’s contractual obligations at January 28, 2006, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. The following information relating to commitments entered into during the twenty-six weeks ended July 29, 2006 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

During the twenty-six weeks ended July 29, 2006, the Company acquired an 80% interest in Mix & Burn LLC, that is fully consolidated for financial reporting purposes. The Company has committed funding of $5.2 million, of which $2.7 million has been funded as of July 29, 2006. See Note 6 of Notes to the Condensed Consolidated Financial Statements for further discussion.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
July 29, 2006 and July 30, 2005

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

At July 29, 2006, the Company operated 1,091 stores totaling approximately 6.3 million square feet in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video, including DVD and VHS, and video games. In total, these categories represented 89% of the Company’s sales in the twenty-six weeks ended July 29, 2006. The balance of categories, including software accessories, boutique and electronic products represented 11% of the Company’s sales in the twenty-six weeks ended July 29, 2006.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Merchandise Inventory and Return Costs (continued): The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a merchandise return charge ranging from 0% to 20% of the original merchandise purchase price depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales.

Valuation of Long-Lived Assets: The Company assesses the potential impairment of long-lived assets to determine if any part of the carrying values may not be recoverable. Factors that the Company considers when assessing impairment include:

  significant underperformance relative to historical or future operating results;

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
Results of Operations (continued)

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

RESULTS OF OPERATIONS
Thirteen and Twenty-six Weeks Ended July 29, 2006
Compared to the Thirteen and Twenty-six Weeks Ended July 30, 2005

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005, by category:

		Thirteen weeks ended					Twenty-six weeks ended
	July 29,	July 30,	Change	%	Comp	July 29,	July 30,	Change	%	Comp
	2006	2005			Store	2006	2005			Store
					Sales					Sales
		(in thousands)					(in thousands)
Sales	$298,261	$253,118	$45,143	18%	(7%)	$586,798	$538,528	$48,270	9%	(7%)
As a % of sales
Music	47%	59%			(16%)	48%	58%			(14%)
Video	34%	27%			1%	34%	27%			2%
Video Games	7%	6%			10%	7%	7%			2%
Other	12%	8%			10%	11%	8%			7%
Store Count:
Mall	790	552			(6%)					(6%)
Freestanding	301	245			(10%)					(10%)
Total	1,091	797			(7%)					(7%)

Sales. Sales increased 18% and 9% in the thirteen and twenty-six week periods ending July 29, 2006, respectively. The increase was due to the acquisition of the Musicland stores, (see Note 6 of Notes to the Condensed Consolidated Financial Statements) partially offset by a decrease in comparable store sales of 7%, for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.

          Music:

The Company's stores offer a wide range of compact discs (“CDs”) across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. During the thirteen and twenty-six weeks ended July 29, 2006, CD sales in comparable stores decreased 15% and 13%, respectively, versus the thirteen and twenty-six weeks ended July 30, 2005. The Company’s total sales in music decreased 5% and 8%, respectively, for the thirteen and twenty-six weeks ended July 29, 2006. The Company’s decrease in music sales was due to a decline in comparable store sales consistent with the decline in industry sales, partially offset by an increase in store count.

          Video:

The Company offers home video software, including DVDs, in all of its stores. Comparable store sales in the DVD category increased 6% and 8% during the thirteen weeks ended and twenty-six week period ending July 29, 2006. Total sales for the category increased 62% and 35% for the thirteen and twenty-six week periods ended July 29, 2006. The total sales increase was due to the increase in store count and positive comparable store sales. Comparable store sales for the video category including VHS were up 1% and 2% for the thirteen and twenty-six week periods ended July 29, 2006.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

          Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software. Comparable store sales increased 10% and 2%, respectively, in the thirteen and twenty-six week periods ended July 29, 2006. Total sales increased 38% and 18% in the thirteen and twenty-six week periods ended July 29, 2006, respectively.

          Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products. Comparable store sales increased 10% and 7%, respectively in the thirteen and twenty-six week period ended July 29, 2006. The increase is due to the Company’s merchandising initiatives to expand the product lines and to complement the core merchandise categories of music, DVD and video games.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	July 29,	July 30,			July 29,	July 30,
	2006	2005	$	%	2006	2005	$	%
Gross Profit	$106,212	$92,875	13,337	14%	$206,656	$197,440	9,216	5%
As a % of sales	35.6%	36.7%			35.2%	36.7%

The decrease in the gross profit as a percentage of sales was due to competitive pricing in the CD and DVD categories.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	July 29,	July 30,			July 29,	July 30,
	2006	2005	$	%	2006	2005	$	%
SG&A	$128,857	$103,145	25,712	25%	$242,961	$209,012	33,949	16%
As a % of sales	43.2%	40.7%			41.4%	38.8%

The increase in SG&A expenses resulted from the inclusion of expenses from the acquired Musicland stores (see Note 6 of Notes to the Condensed Consolidated Financial Statements) and the transition costs of $4.4 million and $6.3 million incurred during the thirteen and twenty-six week periods ended July 29, 2006. Further, the increase in SG&A expenses as a percentage of sales was due to the loss of leverage on expenses in comparable stores due to lower sales.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Other Income. Other income includes interest income and a realized gain of $3.5 million on the sale of an investment in an unconsolidated affiliate for the thirteen and twenty-six weeks ended July 29, 2006. Other income includes interest income and a realized gain of $0.8 million on the sale of available-for-sale securities for the thirteen and twenty-six weeks ended July 30, 2005.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Income tax expense (benefit) before
impact of quarter-specific items	$ (8,293)	$ (3,941)	$ (14,298)	$ (4,566)

Effective tax rate before impact of quarter
specific items	40.3%	40.1%	41.2%	40.2%

Tax expense (benefit) of quarter-specific
items	(2,074)	1,070	(2,233)	1,118

Income tax expense (benefit)	$ (10,367)	$ (2,871)	$ (16,531)	$ (3,448)

The Company records its quarterly income tax expense (benefit) based on an estimate of its annual effective tax rate, which further requires the Company to estimate its annual pretax income. Historically, estimates of annual pretax income as well as tax-favored and nondeductible items, impact the tax rate. The effective tax rate before impact of quarter-specific items for the thirteen and twenty-six weeks ended July 29, 2006 increased because the estimate of the 2006 annual pretax income is lower than the estimate of the 2005 annual pretax income used to determine the estimated annual effective tax rate for the thirteen and twenty-six weeks ended July 30, 2005. For the thirteen and twenty-six weeks ended July 30, 2005 the annual effective tax rate was adjusted for a reduction in the valuation allowance based on management’s estimate of realizability of the related deferred tax assets in 2005 that reduced the estimated annual effective tax rate for these periods.

For the thirteen weeks ended July 29, 2006, the tax benefit of quarter-specific items is primarily attributable to a tax favored gain from the sale of an investment and the net impact of favorable settlements of tax examinations offset by state tax legislation enacted during the quarter. For the thirteen weeks ended July 30, 2005, the tax expense of quarter-specific items is attributable to Ohio legislation enacted in the quarter which phases out the state corporation franchise tax. The tax charge represents a write-off of Ohio state deferred tax assets, principally net operating losses, that, based on management’s estimates, will not be realized during the phase-out period.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

For the twenty-six weeks ended July 29, 2006, the tax benefit of quarter-specific items is attributable to a tax favored gain from the sale of an investment and to the net impact of favorable settlements of tax examinations and federal tax credits approved by the IRS offset by state tax legislation enacted during the period and changes in management’s estimates of the realization of state net operating losses. For the twenty-six weeks ended July 30, 2005, the tax expense of quarter-specific items is attributable to changes in state tax laws, primarily Ohio, enacted during the period.

Extraordinary Gain – Unallocated Negative Goodwill. On March 27, 2006, the Company acquired substantially all of the net assets of Musicland Holding Inc. The Company has performed a preliminary purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price. The purchase price was allocated on a preliminary basis during the thirteen weeks ended April 29, 2006 using information available at the time. Extraordinary gain recorded in the thirteen weeks ended April 29, 2006 was $0.9 million, which is net of income taxes of $0.7 million, related to unallocated negative goodwill. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired was adjusted during the thirteen weeks ended July 29, 2006, resulting in an extraordinary gain of $2.5 million, which is net of income taxes of $2.1 million, related to unallocated negative goodwill. The extraordinary gain adjustment during the quarter, represents adjustments to the value of liquidated inventory ($0.1 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.3 million) and occupancy related expenses ($2.2 million). See Note 6 of Notes to Condensed Consolidated Financial Statements for details regarding the allocation of purchase price.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	July 29,	July 30,	July 29,	July 30, 2005
	2006	2005	2006
Loss before extraordinary gain	$(10,217)	$(6,947)	$(18,208)	$(7,901)

Extraordinary gain – unallocated
negative goodwill, net of income taxes
of $2,087, $0 and $2,807, $0, respectively	2,475	---	3,409	---
Net loss	$(7,742)	$(6,947)	$(14,799)	$(7,901)

The increase in net loss in the thirteen and twenty-six weeks ended July 29, 2006 was due to lower gross margin rates and higher SG&A expenses.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and results from operations, merchandise inventory purchases and the related terms on the purchases, tax payments, capital expenditures and stock repurchase activity. Management believes the Company will have adequate resources to fund its cash needs for the foreseeable future. The following table sets forth a summary of key components of cash flow and working capital for the twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Twenty-six weeks ended		Change
(in thousands)	July 29, 2006	July 30, 2005	$
Operating Cash Flows	$ (126,180)	$ (158,713)	$ 32,533
Financing Cash Flows	39,366	(3,913)	43,279

Acquisition of businesses	(73,079)	---	(73,079)
Capital Expenditures	(23,219)	(17,021)	(6,198)

Cash and Cash Equivalents	18,213	50,934	(32,721)
Inventories	505,463	401,051	104,412
Working Capital	237,105	265,836	(28,731)

The Company had cash balances of $18.2 million at July 29, 2006, compared to $197.2 million at January 28, 2006 and $50.9 million at July 30, 2005. Inventory was $80 per square foot at July 29, 2006, compared to $81 per square foot at July 30, 2005.

Cash used by operating activities was $126.2 million for the twenty-six weeks ended July 29, 2006. The primary uses of cash were a $111.4 million seasonal reduction of accounts payable and $7.8 million increase in income taxes receivable, offset by an $8.0 million decrease in merchandise inventory. The Company's inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year's holiday season. Similarly, merchandise inventory increases each year throughout the fall season and peaks during the holiday selling season. The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the seasonal increase in sales during the holiday season (see Note 3 of Notes to the Condensed Consolidated Financial Statements).

Cash provided by financing activities was $39.4 million for the twenty-six weeks ended July 29, 2006. The primary source of cash was borrowings under the Company’s line of credit of $40.7 million.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has a five year, $130 million secured revolving credit facility with Bank of America, N.A that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible merchandise inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of July 29, 2006, the Company had borrowed $40.7 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $63.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings as of July 29, 2006 was 6.05% . There were no borrowings outstanding as of July 30, 2005.

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement for $12.0 million. The lease arrangement bears an average interest rate of 5.76% and will be repaid in monthly installments over 5 years.

Capital Resources. During the twenty-six weeks ended July 29, 2006, the Company made capital expenditures of $23.2 million. During the twenty-six weeks ended July 29, 2006, the Company opened 16 new stores, acquired 335 stores, relocated 9 stores and closed 51 stores. The Company plans to spend approximately $45 million for capital expenditures in 2006.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75% . If interest rates on the Company’s credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the facility, income before income taxes would be reduced by about $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 28, 2006. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 29, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. (“Musicland”), as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements. We excluded from our evaluation the internal control over financial reporting at Musicland, as it was not possible to conduct such an evaluation between the date of acquisition and the date of this report. Total revenues and total assets recorded during the quarter related to the acquired Musicland stores were $63.3 million and $110.8 million, respectively, for the quarter ended July 29, 2006. The impact of the acquired Musicland stores was a loss from operations of $1.8 million during the quarter, excluding integration costs.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

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

Item 1A – Risk Factors

Risks relating to the Company’s business and common stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 28, 2006.

Item 2 – Changes in Securities and Use of Proceeds

None.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

A) An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 7, 2006.

B) In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

	Column 1	Column 2
Names of Nominees	Withheld	Votes for
Michael Solow	558,304	25,056,318
Edmond Thomas	494,656	25,119,966
Lori J. Schafer	260,954	25,353,668

Item 6 - Exhibits and Reports on Form 8-K

(A) Exhibits -
Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K –

A Form 8-K was filed on August 18, 2006 incorporating by reference the Company’s August 17, 2006 press release announcing the Company’s financial results for the thirteen weeks ended July 29, 2006. Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 7, 2006	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 7, 2006	By: /s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)