Form 10-Q
period 2006-10-28
TRANS WORLD ENTERTAINMENT CORP
filed 2006-12-07
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,
30,881,073 shares outstanding as of November 25, 2006

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 28, 2006	January 28, 2006	October 29, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,543	$197,209	$16,805
Merchandise inventory	656,187	402,712	477,732
Income taxes receivable	3,544	892	13,030
Deferred taxes	17,000	11,266	12,397
Other current assets	15,523	14,408	13,513

Total current assets	705,797	626,487	533,477

NET FIXED ASSETS	135,391	132,464	129,918
DEFERRED TAXES	33,133	27,511	27,640
OTHER ASSETS	14,477	13,861	13,876

TOTAL ASSETS	$888,798	$800,323	$704,911

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$353,521	$322,831	$252,014
Borrowings under line of credit	71,605	—	—
Accrued expenses and other current liabilities	60,241	42,530	35,550
Current portion of long-term debt	499	477	470
Current portion of capital lease obligations	2,958	3,182	3,108

Total current liabilities	488,824	369,020	291,142

LONG-TERM DEBT, less current portion	4,212	4,587	4,708
CAPITAL LEASE OBLIGATIONS, less current portion	12,710	14,887	15,668
DEFERRED RENT AND OTHER LIABILITIES	28,819	33,317	29,290

TOTAL LIABILITIES	534,565	421,811	340,808

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,968,838, 55,727,575 and 55,657,325 shares issued, respectively)	560	557	557
Additional paid-in capital	300,562	298,669	298,982
Accumulated other comprehensive loss	(2,048)	(2,048)	(1,094)
Treasury stock at cost (25,103,990, 25,104,990 and 24,444,349 shares, respectively)	(217,560)	(217,564)	(213,262)
Retained earnings	272,719	298,898	278,920

TOTAL SHAREHOLDERS’ EQUITY	354,233	378,512	364,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$888,798	$800,323	$704,911

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Sales	$297,679	$241,395	$884,477	$779,923
Cost of sales	188,868	158,397	569,009	499,485

Gross profit	108,811	82,998	315,468	280,438
Selling, general and administrative expenses	130,048	102,325	373,009	311,337

Loss from operations	(21,237)	(19,327)	(57,541)	(30,899)
Interest expense	1,653	773	4,082	2,005
Other income	(46)	(152)	(4,040)	(1,607)

Loss before income taxes and extraordinary gain - unallocated negative goodwill	(22,844)	(19,948)	(57,583)	(31,297)
Income tax benefit	(9,539)	(8,480)	(26,070)	(11,928)

Loss before extraordinary gain - unallocated negative goodwill	(13,305)	(11,468)	(31,513)	(19,369)
Extraordinary gain - unallocated negative goodwill, net of income taxes of $2,038, $0 and $4,845, $0 respectively	1,925	—	5,334	—

Net loss	$(11,380)	$(11,468)	$(26,179)	$(19,369)

BASIC LOSS PER SHARE:
Loss per share before extraordinary gain - unallocated negative goodwill	$(0.43)	$(0.36)	$(1.02)	$(0.60)
Extraordinary gain - unallocated negative goodwill, net of income taxes	0.06	—	0.17	—

Basic loss per share	$(0.37)	$(0.36)	$(0.85)	$(0.60)

Weighted average number of common Shares outstanding – basic	30,842	31,624	30,768	32,350

DILUTED LOSS PER SHARE:
Loss per share before extraordinary gain - unallocated negative goodwill	$(0.43)	$(0.36)	$(1.02)	$(0.60)
Extraordinary gain - unallocated negative goodwill, net of income taxes	0.06	—	0.17	—

Diluted loss per share	$(0.37)	$(0.36)	$(0.85)	$(0.60)

Weighted average number of common shares outstanding – diluted	30,842	31,624	30,768	32,350

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	October 28, 2006	October 29, 2005

Net loss	$(26,179)	$(19,369)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization of fixed assets	29,756	27,500
Amortization of intangible assets	189	268
Amortization of lease valuations, net	(1,239)	(321)
Stock compensation programs	1,591	19
Loss on disposal of fixed assets	1,157	1,841
Gain on sale of available-for-sale securities and other investments	(3,528)	(813)
Deferred tax (benefit) obligation	(16,201)	2,715
Extraordinary gain on acquisition of business, net of income taxes	(5,334)	—
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,133)	(1,372)
Merchandise inventory	(141,087)	(46,485)
Prepaid expenses and other	169	1,011
Other assets	167	(192)
Accounts payable	30,796	(106,382)
Income tax receivable	(9,819)	(21,622)
Accrued expenses and other current liabilities	(2,401)	(8,359)
Deferred rent and other liabilities	(1,660)	(1,231)

Net cash used by operating activities	(144,756)	(172,792)

Cash flows from investing activities:
Purchases of fixed assets	(33,675)	(29,063)
Acquisition of businesses	(78,750)	—
Proceeds from sale of available-for-sale securities and other investments	4,116	813

Net cash used by investing activities	(108,309)	(28,250)

Cash flows from financing activities:
Proceeds from line of credit	71,605	—
Proceeds from capital leases	—	12,863
Payments of long-term debt	(353)	(332)
Payments of capital lease obligations	(2,401)	(1,394)
Payments for purchases of treasury stock	—	(26,972)
Proceeds from the exercise of stock options	548	3,914

Net cash provided\(used) by financing activities	69,399	(11,921)

Net decrease in cash and cash equivalents	(183,666)	(212,963)

Cash and cash equivalents, beginning of year	197,209	229,768

Cash and cash equivalents, end of period	$13,543	$16,805

Supplemental disclosure of non-cash investing and financing activities:
Income tax benefit resulting from exercises of stock options	$—	$2,187
Issuance of shares under deferred stock plan	105	—
Issuance of treasury stock under incentive stock programs	4	8

See Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is the largest specialty music and video retailer in the United States. The Company operates a chain of mall-based retail entertainment stores under the f.y.e., Sam Goody and Suncoast brands and freestanding locations under the brands Coconuts Music and Movies, Strawberries Music, Wherehouse, Sam Goody, Spec’s and Second Spin. Consistent with the Company’s strategy to establish f.y.e. as a national brand, during the thirteen weeks ended October 28, 2006, the Company re-branded 50 stores to f.y.e., to end the quarter with over 650 f.y.e. stores. The Company also conducts internet operations at www.fye.com, www.coconuts.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com.

During the thirty-nine weeks ended October 28, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. and acquired an 80% interest in Mix & Burn LLC. See Note 6 to the Condensed Consolidated Financial Statements for additional information. As of October 28, 2006, the Company operated 1,121 stores totaling approximately 6.4 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

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

The information presented in the accompanying unaudited Condensed Consolidated Balance Sheet as of January 28, 2006 has been derived from the Company’s January 28, 2006 audited consolidated financial statements. All other information has been derived from the Company’s unaudited Condensed Consolidated Financial Statements as of and for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2006.

Note 3. Seasonality

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2005, the fourth fiscal quarter accounted for approximately 37% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional merchandise inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income could be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Note 4. Stock Based Compensation

Prior to January 29, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Accordingly, no stock-based compensation expense was recognized in the Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 29, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation expense was included as a pro forma disclosure in the Notes to the Company’s Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended October 29, 2005.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized during the thirteen and thirty-nine weeks ended October 28, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 4. Stock Based Compensation (continued)

Total stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 28, 2006 was $0.5 million and $1.2 million respectively, before income taxes. The related total deferred tax benefit was approximately $0.2 million and $0.5 million respectively, for the thirteen and thirty-nine weeks ended October 28, 2006. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption. As of October 28, 2006, there was $3.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.6 years.

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

The Company has six employee stock option plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). The Compensation Committee of the Board of Directors may grant options to acquire shares of common stock to employees of the Company at the fair market value of the common stock on the date of grant. The Company has stopped issuing stock options under the Old Plans. Under the New Plan, the Company generally issues Stock- Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance. Options and SSARS authorized for issuance under the Old and New Plans total 19.8 million. As of October 28, 2006, of the options authorized for issuance under the Old and New Plans, 10.0 million were granted and are outstanding, 7.8 million of which are vested and exercisable. Options available for future grants at October 28, 2006 total 3.8 million.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 4. Stock Based Compensation (continued)

As of October 28, 2006, there were 750,000 options authorized for issuance and 363,401 options have been granted and are outstanding, 134,661 of which were vested and exercisable. There are 54,105 shares of common stock reserved for possible future option grants under the 1990 Plan. In connection with the Company’s merger with Camelot in April 1999 all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to the Company’s options. As of October 28, 2006, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates. The table below outlines the weighted average assumptions that the Company used to calculate stock-based employee compensation for the thirty-nine weeks ended October 28, 2006:

Thirty-nine weeks ended October 28, 2006

Dividend yield	0%
Expected stock price volatility	65.9%-71.2%
Risk-free interest rate	4.90%-5.04%
Expected option life (in years)	5-7
Weighted average fair value per share of options granted during the period	$3.37

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 4. Stock Based Compensation (continued)

The following table illustrates the effect on net loss and loss per share for the thirteen and thirty-nine weeks ended October 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Thirteen Weeks ended	Thirty-nine Weeks ended

	October 29, 2005	October 29, 2005

	(in thousands except per share amounts)
Net loss, as reported	$(11,468)	$(19,369)
Add: Stock-based employee compensation expense included in reported net loss, net of related income taxes	57	122
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	(643)	(2,202)

Pro forma net loss	$(12,054)	$(21,449)

Loss per share:
Basic – as reported	$(0.36)	$(0.60)
Basic – pro forma	$(0.38)	$(0.66)
Diluted – as reported	$(0.36)	$(0.60)
Diluted – pro forma	$(0.38)	$(0.66)

The table below outlines the weighted average assumptions as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the thirty-nine weeks ended October 29, 2005:

Thirty-nine weeks ended October 29, 2005

Dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	3.83%
Expected option life (in years)	5-6
Weighted average fair value per share of options granted during the period	$6.60

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 4. Stock Based Compensation (continued)

The following table summarizes stock option activity during the thirty-nine weeks ended October 28, 2006:

	Employee Stock Option Plans			Director Stock Option Plans

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance at January 28, 2006	9,521,536	$9.10	6.1	338,276	$4.56	6.2

Granted	952,675	5.35	9.5	105,000	0.00	9.5

Exercised	(206,763)	2.62	—	(34,500)	0.00	—

Forfeited or expired	(212,245)	6.09	—	(40,625)	10.05	—

Balance October 28, 2006	10,055,203	$8.94	5.5	368,151	$3.06	7.2

Exercisable at October 28, 2006	7,799,469	$10.17	4.8	139,411	$6.34	4.9

The intrinsic value of stock options exercised under all Plans was $0.1 million and $0.8 million respectively, during the thirteen and thirty-nine weeks ended October 28, 2006. The intrinsic value of stock options outstanding and exercisable under both plans as of October 28, 2006 was $8.5 million and $3.0 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
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

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 87, Employers’ Accounting for Pensions. During the thirty-nine weeks ended October 28, 2006, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $15,000 in benefits relating to the Director Retirement Plan during fiscal 2006. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

	(in thousands)		(in thousands)
Service cost	$170	$133	$510	$399
Interest cost	221	196	663	588
Amortization of prior service cost	86	85	256	255
Amortization of net loss	69	62	207	186

Net periodic pension cost	$546	$476	$1,636	$1,428

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 6. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. (“Musicland”). The acquisition of Musicland’s assets provided the Company with the ability to leverage its overhead expenses over a greater store base, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement (“APA”), the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (SamGoody.com), Suncoast Motion Picture Company (Suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 28, 2006 includes the results of Musicland beginning March 27, 2006.

The purchase price for the acquired Musicland assets was $82.6 million, including acquisition-related costs of $1.9 million, of which $78.8 million was paid as of October 28, 2006. The final purchase price and payment thereof, is subject to settlement of post closing adjustments related to inventory. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

($ in thousands)
Assets Acquired:
Inventory	$112,332

Liabilities Assumed:
Accrued expenses and other	$14,271
Other long-term liabilities	5,280

Total liabilities assumed	$19,551

Net assets acquired	$92,781

The purchase price has been allocated on a preliminary basis using information currently available. In accordance with SFAS No. 141, Business Combinations, the allocation of the purchase price to the assets acquired and liabilities assumed will be finalized within twelve months following the date of acquisition.

During the thirteen and thirty-nine weeks ended October 28, 2006, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, resulting in an extraordinary gain – unallocated negative goodwill of $1.9 million and $5.3 million, respectively, net of income taxes of $2.0 million and $4.8 million, respectively. The extraordinary gain represents the excess of the fair value of net assets acquired over the purchase price.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 6. Business Combinations (continued)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Musicland, on a pro forma basis as though the companies had been combined at the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma information does not include one time items related to purchase accounting, including the extraordinary gain arising from unallocated negative goodwill.

The unaudited pro forma Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 28, 2006 combines the historical results of the Company for the thirteen and thirty-nine weeks ended October 28, 2006 and the historical results of Musicland for the period preceding the acquisition from January 29, 2006 through March 27, 2006. The unaudited pro forma Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended October 29, 2005 combines the historical results of the Company and Musicland for the periods. The following is the pro forma information, exclusive of the effect of purchase accounting adjustments:

	Thirteen weeks ended		Thirty-nine weeks ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

	in thousands, except per share amounts
Pro forma sales	$297,679	$320,807	$932,939	$1,027,806
Pro forma loss before extraordinary gain - unallocated negative goodwill	(12,509)	(13,397)	(34,140)	(24,660)

Pro forma net loss	$(12,509)	$(13,397)	$(34,140)	$(24,660)

Pro forma net loss before extraordinary gain – unallocated negative goodwill, per basic and diluted share	$(0. 41)	$(0.42)	$(1.11)	$(0.76)

Pro forma net loss per basic and diluted share	$(0.41)	$(0.42)	$(1.11)	$(0.76)

During the thirty-nine weeks ended October 28, 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. The Company has committed funding of $5.2 million, of which $3.2 million has been funded as of October 28, 2006. Pro forma results of operations including the results of Mix & Burn LLC have not been presented because the pro forma effect of the acquisition would not be material to the Company’s results of operations. Mix & Burn LLC is a leading provider of digital content services to retailers nationwide. Using its technology, consumers can create custom music CDs from an extensive catalog of new and old content. This acquisition will enable the Company’s retail locations to offer customers new content, new products and new services relating to music players and music player enabled cell phones in its stores.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 7. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible merchandise inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of October 28, 2006, the Company had borrowed $71.6 million, under the revolving credit facility, had $0.3 million in outstanding letter of credit obligations under the revolving credit facility and $78.1 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen week period ended October 28, 2006 was 6.30%. There were no borrowings outstanding under lines of credit as of October 29, 2005.

Note 8. Comprehensive Loss

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the Condensed Consolidated Financial Statements; it does not affect the Company’s financial position or results of operations. Accumulated other comprehensive loss currently included in the Condensed Consolidated Balance Sheet is the excess of additional minimum pension liability over unrecognized prior service cost with respect to the Company’s Supplemental Executive Retirement Plan. The Company’s total comprehensive loss for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 was as follows:

	Thirteen Weeks ended		Thirty-nine Weeks ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29 2005

	($ in thousands)		($ in thousands)
Net loss	$(11,380)	$(11,468)	$(26,179)	$(19,369)

Other comprehensive income, net of income taxes:
Change in unrealized gain on available-for-sale securities, net of income taxes of $0 and $306, respectively	—	—	—	442

Reclassification adjustment for realized gain on available-for-sale securities included in income	—	—	—	(442)

Total comprehensive loss	$(11,380)	$(11,468)	$(26,179)	$(19,369)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 9. Recently Issued Accounting Standards

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The requirements of SFAS No. 158 pertaining to the recognition of the funded status of defined benefit postretirement plans and related disclosures are effective as of the end of fiscal years ending after December 15, 2006 and, accordingly, will be adopted by the Company for the year ended February 3, 2007. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end statement of financial position, however, this requirement of the statement is effective for fiscal years ending after December 15, 2008. We are currently assessing the impact of the adoption of SFAS No. 158 on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, however, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The guidance in SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 does not change the Staff’s previous guidance on evaluating the materiality of misstatements in SAB No. 99. If the effect of initial adoption is considered to be material, SAB No. 108 allows registrants to record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and, accordingly, will be adopted by the Company for fiscal year 2006. The adoption of SAB No. 108 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective beginning fiscal 2007. We have not yet evaluated the impact of this interpretation on the Company’s Consolidated Financial Statements.

Note 10. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

	(in thousands)		(in thousands)
Cost of sales	$764	$778	$2,281	$2,328
Selling, general and administrative expenses	9,810	8,585	27,475	25,172

Total	$10,574	$9,363	$29,756	$27,500

Note 11. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	30,842	31,624	30,768	32,350
Dilutive effect of employee stock options	—	—	—	—

Weighted average common shares outstanding – diluted	30,842	31,624	30,768	32,350

Anti-dilutive stock options	10,517	9,947	10,080	9,851

For the thirteen and thirty-nine week periods ended October 28, 2006, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2006 and October 29, 2005
(continued)

Note 12. Income Taxes

During the thirty-nine weeks ended October 29, 2005, the Company recorded an income tax charge of $1.1 million resulting from changes in the Ohio state income tax law. The legislation phased out state corporation franchise tax which is based on income. The tax charge represented a write-off of the state deferred tax assets allocated to Ohio, principally net operating losses that, based on management’s estimates, would not be realized during the phase-out period.

Note 13. Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to operations. Write-off of investments in unconsolidated affiliates for other than temporary decline in market value is reflected in SG&A expenses in the Consolidated Statements of Operations. During the thirty-nine weeks ended October 28, 2006, the Company recorded a realized gain of $3.5 million on the sale of an investment in an unconsolidated affiliate.

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

Note 15. Contractual Obligations and Commitments

The Company’s Annual Report on Form 10-K for the year ended January 28, 2006 provides a summary of the Company’s contractual obligations at January 28, 2006, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. The following information relating to commitments entered into during the thirty-nine weeks ended October 28, 2006 should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

During the thirty-nine weeks ended October 28, 2006, the Company acquired an 80% interest in Mix & Burn LLC, which is fully consolidated for financial reporting purposes. The Company has committed funding of $5.2 million, of which $3.2 million has been funded as of October 28, 2006. See Note 6 of Notes to the Condensed Consolidated Financial Statements for further discussion.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 28, 2006 and October 29, 2005

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

At October 28, 2006, the Company operated 1,121 stores totaling approximately 6.4 million square feet in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including CDs, DVDs and video games. In total, these categories represented 90% of the Company’s sales in the thirty-nine weeks ended October 28, 2006. The balance of categories, including software accessories, boutique and electronic products represented 10% of the Company’s sales in the thirty-nine weeks ended October 28, 2006.

The Company strives to understand general economic and business trends and to manage the business in response to those trends, and monitors a number of key performance indicators in this regard, including:

Sales: The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by geography and by product category.

Cost of Sales and Gross Profit: Gross profit is impacted primarily by the mix of products sold, discounts negotiated with vendors and discounts offered to customers. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with receiving, shipping, inspecting and warehousing product and costs associated with product returns to vendors. Cost of sales further includes obsolescence costs and is reduced by the benefit of vendor allowances, net of direct reimbursements of expense.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 28, 2006 and October 29, 2005
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, stock based compensation and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 28, 2006 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its Condensed Consolidated Financial Statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 28, 2006 and October 29, 2005
(continued)

Merchandise Inventory and Return Costs (continued): The Company is entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales.

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

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws and rates is recognized in the results of operations in the period that includes the enactment date. Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. Valuation allowances are recorded against deferred tax assets if, based upon management’s estimates of realizability, it is more likely than not that some portion or all of these deferred tax assets will not be realized.

Stock-based Compensation: Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this transition method, stock-based

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 28, 2006 and October 29, 2005
(continued)

compensation expense recognized for share-based awards during the thirty-nine weeks ended October 28, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with APB Opinion No. 25 and related Interpretations, as allowed by SFAS No. 123.

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

RESULTS OF OPERATIONS
Thirteen and Thirty-nine Weeks Ended October 28, 2006
Compared to the Thirteen and Thirty-nine Weeks Ended October 29, 2005

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and thirty-nine weeks ended October 28, 2006 and October 29, 2005, by category:

	Thirteen weeks ended					Thirty-nine weeks ended

	October 28, 2006	October 29, 2005	Change	%	Comp Store Sales	October 28, 2006	October 29, 2005	Change	%	Comp Store Sales

	(in thousands)					(in thousands)

Sales	$297,679	$241,395	$56,284	23%	(5%)	$884,477	$779,923	$104,554	13%	(6%)

As a % of sales
Music	46%	58%			(14%)	48%	58%			(14%)
Video	37%	27%			8%	35%	27%			4%
Video Games	7%	6%			8%	7%	7%			4%
Other	10%	9%			4%	10%	8%			6%

Store Count:
Mall	827	556			(4%)	827	556			(5%)
Freestanding	294	244			(8%)	294	224			(9%)
Total	1,121	800			(5%)	1,121	800			(6%)

Sales. Sales increased 23% and 13% in the thirteen and thirty-nine week periods ending October 28, 2006, respectively. The increase was due to the acquisition of the Musicland stores, (see Note 6 of Notes to the Condensed Consolidated Financial Statements) partially offset by a decrease in comparable store sales of 5% and 6% for the thirteen weeks and thirty-nine weeks ended October 28, 2006, respectively. The Company is in the process of changing its product mix to sell a higher percentage of DVDs, video games and electronics to better match the tastes of its customers.

          Music:

The Company’s stores offer a wide range of compact discs (“CDs”) across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. During the thirteen and thirty-nine weeks ended October 28, 2006, CD sales in comparable stores decreased 14% versus the thirteen and thirty-nine weeks ended October 29, 2005. The Company’s total sales in music decreased 2% and 6%, respectively, for the thirteen and thirty-nine weeks ended October 28, 2006. The Company’s decrease in music sales was due to a decline in comparable store sales, partially offset by an increase in store count.

          Video:

The Company offers home video software in all of its stores. DVD represented 99% of home video sales for the thirteen and thirty-nine weeks ended October 28, 2006. Comparable store sales in the DVD category increased 13% and 10% during the thirteen weeks ended and thirty-nine week period ending October 28, 2006. Total sales for the category increased 77% and 54% for the thirteen and thirty-nine week periods ended October 28, 2006. The total sales increase was due to the increase in total store count and positive comparable store sales. The Company added over 160 video only format stores, under the Suncoast brand, from the Musicland acquisition. Comparable store sales for the total video category, including VHS, were up 8% and 4% for the thirteen and thirty-nine week periods ended October 28, 2006.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

          Video Games:

The Company offers video game hardware and software in most of its stores, with a mix that favors software. Comparable store sales increased 8% and 4%, respectively, in the thirteen and thirty-nine week periods ended October 28, 2006. Total sales increased 37% and 24% in the thirteen and thirty-nine week periods ended October 28, 2006, respectively.

          Other:

The Company offers items relating to the use, care and storage of entertainment software, along with boutique and electronic products. Comparable store sales increased 4% and 6%, respectively in the thirteen and thirty-nine week period ended October 28, 2006. The increase is due to the Company’s merchandising initiatives to expand the product lines and to complement the core merchandise categories of CD, DVD and video games. More specifically, in the electronics division, sales increased 41% and 28%, respectively, during the thirteen and thirty-nine weeks ended October 28, 2006, with comparable store increases of 4% for both periods. This reflects the Company’s strategy to increase its presence in mobile electronics and MP3 players.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 28, 2006	October 29, 2005	$	%	October 28, 2006	October 29, 2005	$	%

Gross Profit	$108,811	$82,998	25,813	31%	$315,468	$280,438	35,030	12%

As a % of sales	36.6%	34.4%			35.7%	36.0%

The increase in the gross profit as a percentage of sales for the thirteen weeks ended October 28, 2006 was due to increased vendor funding and the leveraging of distribution expenses against the total sales increase.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 28, 2006	October 29, 2005	$	%	October 28, 2006	October 29, 2005	$	%

SG&A	$130,048	$102,325	27,723	27%	$373,009	$311,337	61,672	20%

As a % of sales	43.7%	42.4%			42.2%	39.9%

The increase in SG&A expenses resulted from the inclusion of expenses from the acquired Musicland stores (see Note 6 of Notes to the Condensed Consolidated Financial Statements) and the transition costs of $1.3 million and $7.6 million, respectively, incurred during the thirteen and thirty-nine week periods ended October 28, 2006. Further, increased SG&A expenses was due to the loss of leverage on expenses in comparable stores due to lower sales, increased advertising of the f.y.e. brand and increased training costs for store associates.

Other Income. Other income includes interest income and a realized gain of $3.5 million on the sale of an investment in an unconsolidated affiliate for the thirty-nine weeks ended October 28, 2006. Other income includes interest income and a realized gain of $0.8 million on the sale of available-for-sale securities for the thirty-nine weeks ended October 29, 2005.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended (in thousands)		Thirty-nine weeks ended (in thousands)

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Income tax benefit before impact of quarter-specific items	$(9,524)	$(8,494)	$(23,822)	$(13,060)

Effective tax rate before impact of quarter specific items	41.7%	42.6%	41.4%	41.7%

Tax expense (benefit) of quarter-specific items	(15)	14	(2,248)	1,132

Income tax benefit	$(9,539)	$(8,480)	$(26,070)	$(11,928)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The Company records its quarterly income tax expense (benefit) based on an estimate of its annual effective tax rate, which further requires the Company to estimate its annual pretax income. The effective tax rate before impact of quarter-specific items was 41.4% for the thirty-nine weeks ended October 28, 2006 compared to 41.7% for the thirty-nine weeks ended October 29, 2005. Changes in the estimate of annual pretax income, as well as tax-favored and nondeductible items, impacted the tax rate.

For the thirty-nine weeks ended October 28, 2006, the tax benefit of quarter-specific items is primarily attributable to a tax favored gain from the sale of an investment and the net impact of favorable settlements of tax examinations and federal tax credits approved by the IRS offset by state tax legislation enacted during the period and changes in management’s estimates of the realization of state net operating losses. For the thirty-nine weeks ended October 29, 2005, the tax expense of quarter-specific items is attributable to changes in state tax laws, primarily Ohio, enacted during the period. The Ohio legislation phases out the State Corporation Franchise Tax. The tax change represents a write off of Ohio state deferred tax assets, principally net operating losses that, based on management’s estimates, will not be realized during the phase-out period.

Extraordinary Gain – Unallocated Negative Goodwill. On March 27, 2006, the Company acquired substantially all of the net assets of Musicland Holdings Inc. The Company has performed a preliminary purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain related to unallocated negative goodwill. The gain represents the excess of the fair value of net assets acquired over the purchase price. The purchase price was allocated on a preliminary basis during the thirteen weeks ended April 29, 2006 using information available at the time. Extraordinary gain recorded in the thirteen weeks ended April 29, 2006 was $0.9 million, which was net of income taxes of $0.7 million, related to unallocated negative goodwill. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired was adjusted during the thirteen weeks ended October 28, 2006, resulting in an extraordinary gain of $1.9 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain adjustment during the quarter represents adjustments to the value of acquired inventory ($1.6 million), and an adjustment to customer liabilities related to the former loyalty program ($3.4 million), partially offset by occupancy related expenses ($0.2 million) and an adjustment to the cash purchase price ($0.8 million). See Note 6 of Notes to Condensed Consolidated Financial Statements for details regarding the allocation of purchase price.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended (in thousands)		Thirty-nine weeks ended (in thousands)

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Loss before extraordinary gain	$(13,305)	$(11,468)	$(31,513)	$(19,369)

Extraordinary gain – unallocated negative goodwill, net of income taxes of $2,038, $0 and $4,845, $0, respectively	1,925	—	5,334	—

Net loss	$(11,380)	$(11,468)	$(26,179)	$(19,369)

The increase in loss before extraordinary gain in the thirteen and thirty-nine weeks ended October 28, 2006 was, as discussed above, substantially due to sales declines in comparable stores and higher SG&A expenses.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Liquidity. The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and results from operations, merchandise inventory purchases and the related terms on the purchases, tax payments, capital expenditures and stock repurchase activity. Management believes the Company will have adequate resources to fund its cash needs for the foreseeable future. The following table sets forth a summary of key components of cash flow and working capital for the thirty-nine weeks ended October 28, 2006 and October 29, 2005:

	Thirty-nine weeks ended		Change

(in thousands)	October 28, 2006	October 29, 2005	$

Operating Cash Flows	$(144,756)	$(172,792)	$28,036
Financing Cash Flows	69,399	(11,921)	81,320

Acquisition of businesses	(78,750)	—	(78,750)
Capital Expenditures	(33,675)	(29,063)	(4,612)

Cash and Cash Equivalents	13,543	16,805	(3,262)
Inventories	656,187	477,732	178,455
Working Capital	216,973	242,335	(25,362)

The Company had cash balances of $13.5 million at October 28, 2006, compared to $197.2 million at January 28, 2006 and $16.8 million at October 29, 2005. Inventory was $102 per square foot at October 28, 2006, compared to $97 per square foot at October 29, 2005.

Cash used by operating activities was $144.8 million for the thirty-nine weeks ended October 28, 2006. Inventory has increased $253.4 million from year-end, of which $112.3 million relates to inventory acquired in the Musicland acquisition, resulting in a net use of cash from operations of $141.1 million. This is due to the Company’s normal seasonal increase in inventory in anticipation of the holiday season and an increase in store count. Cash uses during the first thirty-nine weeks of the year are offset by a significant cash source in the fiscal fourth quarter from the seasonal increase in sales during the holiday season (see Note 3 of Notes to the Condensed Consolidated Financial Statements).

Cash provided by financing activities was $69.4 million for the thirty-nine weeks ended October 28, 2006. The primary source of cash was borrowings under the Company’s line of credit of $71.6 million.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible merchandise inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of October 28, 2006, the Company had borrowed $71.6 million, under the revolving credit facility, had $0.3 million in outstanding letter of credit obligations under the revolving credit facility and $78.1 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen week period ended October 28, 2006 was 6.30%. There were no borrowings outstanding as of October 29, 2005. The additional funding during the thirty-nine weeks ended October 28, 2006 is due to the Musicland acquisition.

During 2005, the Company financed the replacement of its point-of-sale system through a five year capital lease arrangement for $12.0 million. The lease arrangement bears an average interest rate of 5.76% and will be repaid in monthly installments through June, 2010.

Capital Resources. During the thirty-nine weeks ended October 28, 2006, the Company made capital expenditures of $33.7 million. During the thirty-nine weeks ended October 28, 2006, the Company opened 59 new stores, acquired 335 stores, relocated 11 stores and closed 55 stores. The Company plans to spend approximately $50 million for capital expenditures in 2006.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 28, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holdings Inc. (“Musicland”), as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements. We excluded from our evaluation the internal control over financial reporting at Musicland, as it was not possible to conduct such an evaluation between the date of acquisition and the date of this report. Total revenues and total assets recorded during the quarter related to the acquired Musicland stores were $62.6 million and $112.3 million, respectively, for the quarter ended October 28, 2006. The impact of the acquired Musicland stores was net income from operations of $0.2 million during the quarter.

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

(B) Reports on Form 8-K –

A Form 8-K was filed on November 17, 2006, incorporating by reference the Company’s November 16, 2006 press release announcing the Company’s financial results for the thirteen and thirty-nine weeks ended October 28, 2006 and the transcript for the earnings conference call held on November 16, 2006.

A Form 8-K was filed on October 23, 2006, incorporating by reference Trans World Entertainment’s entry into a Second Amendment, dated October 20, 2006, to the Company’s existing revolving Credit Facility with Bank of America N.A., dated January 5, 2006, increasing the maximum amount available to the Company for borrowing to $150 million from $130 million, under the same terms and conditions.

Omitted from this Part II are items which are not applicable or to which the answer is negative to the periods covered.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 7, 2006	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 7, 2006	By:	/s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)