Form 10-K
period 2007-02-03
TRANS WORLD ENTERTAINMENT CORP
filed 2007-04-19
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 28, 2006, 30,838,399 shares of the Registrant’s Common Stock, excluding 25,104,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 28, 2006 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $103,569,030. Shares of Common Stock held by the Company’s controlling shareholder, who controls approximately 40.3% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 30, 2007, there were 30,992,763 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated

Proxy Statement for Trans World Entertainment Corporation’s June 6, 2007 Annual Meeting of Shareholders to be filed on or about May 9, 2007	III

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

•	highly competitive nature of the retail entertainment business;

•	competitive pricing;

•	adverse publicity;

•	interest rate fluctuations;

•	dependence on key employees;

•	change in laws;

•	accelerated declines in music CD industry sales;

•	the Company’s level of debt and related restrictions and limitations;

•	new product introductions (“hit releases”);

•	future cash flows;

•	availability of new real estate;

•	new technology, including digital downloading; and

•	product liability claims.

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, was incorporated in New York in 1972. It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted. The Company operates retail stores and five e-commerce sites and is one of the largest specialty retailers of entertainment software, including music, home video, and video games and related products in the United States.

In March 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer which operated retail stores and websites under the names Sam Goody (samgoody.com), Suncoast Motion Picture Company (suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The transaction represented total consideration of $78.8 million in cash and $16.3 million in assumed liabilities, including certain customer obligations, rent and occupancy liabilities and employee obligations. Under the terms of the Asset Purchase Agreement, the Company agreed to acquire 335 of Musicland’s 400 remaining stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources, LLC. As of February 3, 2007 the Company operated 210 of the 335 acquired stores. See Note 3 of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for detail.

In March 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. The Company committed funding of $5.2 million, of which $4.0 million was funded as of February 3, 2007.

          Stores and Store Concepts

At February 3, 2007, the Company operated 992 stores totaling approximately 6.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

          Mall Stores

At February 3, 2007, the Company operated 737 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

Traditional stores. The Traditional store averages about 5,600 square feet and carries a full complement of entertainment software, including music, home video, video games and related accessories. There were 587 Traditional f.y.e. stores at the end of Fiscal 2006.

Superstores. The Superstores carry the same merchandise categories as Traditional locations, but with a much broader and deeper assortment. This concept is a semi-anchor or destination location in major regional malls. There were 13 f.y.e. mall Superstores at the end of Fiscal 2006 that averaged about 24,000 square feet.

Video only stores. At the end of Fiscal 2006, the Company operated 137 video only stores, under the Suncoast and Saturday Matinee brands. These stores specialize in the sale of home video and related accessories. They are located in large, regional shopping malls and average about 2,400 square feet.

          Freestanding Stores

The Company operated 255 freestanding stores, as of February 3, 2007, under the brand names of f.y.e. (“For Your Entertainment”), Sam Goody, Coconuts Music and Movies, Strawberries, Wherehouse Music and Movies, CD World, Spec’s Music, and Second Spin. They carry a full complement of entertainment software, including music, home video, video games and related accessories and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 6,400 square feet (excluding f.y.e. Superstores and Planet Music). The Company operates 6 freestanding f.y.e. Superstores that average about 53,000 square feet and a single 31,400 square foot Planet Music store in Virginia Beach, VA.

The Company is in the process of re-branding its freestanding stores to f.y.e. (“For Your Entertainment”). This initiative is expected to be completed during Fiscal 2007.

          E-Commerce Sites

The Company operates five retail web sites including, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com. These sites offer substantially the same complement of products as offered in the Company’s stores.

Merchandise Categories

Sales by merchandise category as a percentage of total sales for Fiscal 2006, 2005 and 2004, and comparable store sales for Fiscal 2006 and 2005, were as follows:

		Comparable		Comparable
	2006	Store Sales	2005	Store Sales	2004

Music	44.2%	(14.0)%	53.6%	(9.2)%	55.0%
Home Video	37.6	1.2	30.0	(3.7)	29.2
Video games	7.8	4.0	7.3	2.3	6.5
Other	10.4	7.9	9.1	4.4	9.3

Total	100.0%	(6.2)%	100.0%	(5.7)%	100.0%

The “Other” category includes electronics, accessories and trend item sales, none of which individually exceeded 5% of total sales.

Business Environment

Music, home video and video games represent an approximately $38 billion industry nationwide, and represented approximately 90% of the Company’s sales in Fiscal 2006.

According to statistics from Nielsen Soundscan, the total number of music albums sold, including CD, cassette, LP and digital albums, was 588.2 million units in 2006, a 4.9% decline from 2005. Excluding digital albums, total sales were 555.6 million units in 2006, a 7.8% decline from 2005.

According to statistics obtained from Rentrak Home Video Essentials, overall home video sales in 2006, including DVD and VHS, were $15.9 billion, a decrease of 0.9% from 2005. DVD retail sales in 2006 were $15.7 billion, flat compared to 2005.

The NPD Group published that video games sales in 2006 were $12.5 billion including portable and console hardware, software and accessories, an increase of 19% over 2005 sales.

Competition

Music sales have suffered from the legal (e.g., iTunes) and illegal downloading of music and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target) and electronics superstores (e.g., Best Buy and Circuit City) that offer entertainment software and have gained a larger share of the market. The number of specialty and independent retailers has dramatically decreased due to their reliance on sales of recorded music. The Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

•	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in centers offering a full complement of entertainment software;

•	Marketing: the Company uses newspaper, radio and television advertising and in-store visual displays to market to consumers;

•	Selection and assortment: the Company differentiates itself by maintaining a high in-stock position in a large assortment of product, particularly CDs and DVDs;

•	Customer service: the Company believes it offers personalized customer service at its stores;

•

Listening and Viewing Stations (“LVS”): the Company’s LVS is a sampling and selection tool designed to encourage customer purchases. The third generation of LVS (“LVS 3”) is currently installed in over 700 of the Company’s stores. LVS 3 enhances the customers’ in-store experience through improved product information displays and product search and suggestion capabilities;

•

In-store CD burning and digital downloading: The Company has begun offering CD burning and digital downloading stations in selected stores and plans on expanding these capabilities to a greater number of stores in Fiscal 2007.

Seasonality

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2006, the fourth quarter accounted for approximately 40% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its full-time store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes extensive use of visual displays. It uses a mass-media marketing program, including newspaper, radio, and television advertisements. The majority of vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 990 suppliers. In Fiscal 2006, 68% of purchases were made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music and Video Distribution, Fox Video Inc., Paramount Home Video, Buena Vista Home Video, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and home video products are generally entitled to return unsold merchandise they have purchased in exchange for other titles carried by the suppliers. Two of the four largest music suppliers charge a related merchandise return penalty and the remaining two largest suppliers charge a combination of return penalties and return handling fees. Most manufacturers and distributors of home video products do not typically charge a return penalty or handling fee. Under current trade practices with large suppliers, retailers of video games and related products are generally entitled to markdown support from suppliers to help clear slow turning merchandise. Merchandise return policies and other trade practices have not changed significantly in recent years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of February 3, 2007, the Company employed approximately 9,600 people, of whom approximately 4,400 were employed on a full-time basis. All others were employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on the sales and profitability of the Company as a whole. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Information Systems

The Company continually assesses its information system needs to increase efficiency, improve decision-making and support growth. It utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and financial systems. Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate web site address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The fiscal 2006 (“2006”) year ended on February 3, 2007; fiscal 2005 (“2005”) year ended on January 28, 2006; and fiscal 2004 (“2004”) year ended on January 29, 2005.

Item 1A. RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

The Company’s results of operations are affected by the availability of new products.

The Company’s business is affected by the release of “hit” music, home video and video game titles, which can create fluctuations in sales. It is not possible to determine the timing of these fluctuations or the future availability of hit titles. The Company is dependent upon the major music and movie producers to continue to produce hit products. To the extent that new hit releases are not available, or not available at prices attractive to consumers, or, if manufacturers fail to introduce or delay the introduction of new products, the Company’s results of operations may be adversely affected.

The Company’s results of operations may suffer if the Company does not accurately predict consumer acceptance of new product or distribution technologies.

The entertainment industry is characterized by changing technology, evolving format standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require that the Company respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer.

Increased competition from existing retailers and alternative distribution channels may adversely affect the Company’s results of operations.

The Company competes with a wide variety of entertainment retailers, including regional music chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, internet retailers, record clubs and independent operators, some of which have greater financial and other resources than the Company. The Company also expects continued growth in competing home entertainment options. Some of these, including the ability to download music, video and video games onto PCs or other devices, or the ability to play video games over the Internet through consoles, could reduce retail sales of CDs, DVDs and video games. If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, home video and video games, the Company’s results of operations could be adversely affected.

A decline in general economic condition, including declines in current levels of consumer spending could adversely affect results of operations.

The Company’s results of operations are affected by the level of consumer spending, which reflects the general state of local economies in which the Company operates. Changes in consumer preference or discretionary consumer spending could harm our business.

The Company’s operating results fluctuate from period to period.

As is the case with many retailers, a significant portion of the Company’s sales, and an even greater portion of the Company’s earnings, are generated in the fourth fiscal quarter, which includes the holiday selling season. Less than satisfactory sales for such period could have an adverse effect on the Company’s results of operations.

Growth Strategy – the failure to grow the Company’s business may limit its earnings.

Historically, the Company’s growth has come from the opening of new stores and the acquisition of stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms. A lack of new store growth may impact the Company’s ability to increase sales and earnings.

A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations.

The majority of the Company’s purchases come from ten major suppliers. As is standard in its industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases on an order-by-order basis. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it could have an adverse effect on the Company’s results of operations.

If the Company’s vendors fail to provide marketing and merchandising support at historical levels, the Company’s results of operations could be adversely affected.

The manufacturers of entertainment products have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, the Company receives cooperative advertising and market development allowances from these vendors. These allowances enable the Company to actively promote and merchandise the products it sells at its stores and on its websites. If the Company’s vendors fail to provide this support at historical levels, the Company’s results of operations could be negatively impacted.

Loss of Key Personnel could adversely affect the Company’s results of operations.
The Company believes that its future prospects depend to a significant extent on the services of its executive officers, as well as its ability to attract and retain qualified key personnel. The loss of the services of certain of the Company’s executive officers and other key management personnel could adversely affect the Company’s results of operations.

Control by and Dependence on Key Personnel - Robert J. Higgins has a significant influence on the outcome of any vote of the Company’s Shareholders and if the Company were to lose his services, it may not be able to replace his skills and experience. Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 40.3% of the outstanding common stock of the Company, as of February 3, 2007. Further, if the Company were to lose Mr. Higgins’ services, it may not be able to replace his skills and experience, and this could have an adverse effect on the Company’s financial results.

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
As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. There is a risk that in the future, the Company may identify internal control deficiencies that suggest that the Company’s controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause a decline in the market price of the Company’s common stock.

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
In August 2000, the Company’s Board of Directors adopted a Classified Board Amendment which together with anti-takeover provisions eschewed by New York State Law may discourage open market purchases or a non-negotiated tender or exchange offer for the stock of the Company. This may be adverse to the interests of certain shareholders.

Item 1B. UNRESOLVED SEC COMMENTS

The Company has not received within 180 days or more before February 3, 2007, written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that remain unresolved.

Item 2. PROPERTIES

Retail Stores

At February 3, 2007, the Company operated 991 stores under operating leases, many of which have renewal options. Substantially all of the leases provide for the payment of fixed monthly rentals and expenses for maintenance, property taxes and insurance. Many leases provide for added rent based on store sales in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2007	395	2011	54

2008	173	2012	40

2009	141	2013	19

2010	87	2014 and beyond	82

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability. The Company owns one store.

Corporate Offices and Distribution Center Facilities

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015. These leases are at fixed rentals with provisions for biennial increases based on increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 39,800 square feet and the distribution center portion is approximately 141,500 square feet. The Company owns a 236,600 square foot distribution center with 59,200 square feet of adjacent office space in North Canton, Ohio. The Company also leases a 198,300 square foot distribution center in Carson, California; this lease includes two five-year renewal options and expires in December 2015.

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs. Shipments from the distribution facilities to the Company’s stores are made at least once a week and currently provide approximately 70% of all merchandise shipment requirements to stores. The balance of the stores’ requirements is satisfied through direct shipments from vendors. Company operated trucks service approximately 55 of its stores. The remaining stores are serviced by common carriers chosen on the basis of geography and rate considerations.

The Company leases an 82,560 square foot facility in Johnstown, New York, where it manufactures many of its store fixtures. The operating lease expires in December 2007. The Company believes that its costs of production are equal to or lower than purchasing the fixtures from outside suppliers.

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

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 3, 2007.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 30, 2007, there were 486 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from January 30, 2005 through March 30, 2007.

	Closing Sales Prices

	High	Low
2005
1st Quarter	$15.39	$12.55
2nd Quarter	$14.91	$10.39
3rd Quarter	$10.74	$6.39
4th Quarter	$6.95	$4.74

2006
1st Quarter	$6.17	$5.06
2nd Quarter	$7.35	$5.03
3rd Quarter	$6.50	$5.50
4th Quarter	$6.88	$5.45

2007
1st Quarter (through March 30, 2007)	$5.82	$5.20

On March 30, 2007, the last reported sale price on the Common Stock on the NASDAQ National Market was $5.68

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The Company had repurchased 15 million shares of common stock under previously announced programs. As of January 28, 2006, the Company had purchased all the 10 million shares outstanding under the stock repurchase program, at a total cost of $88.5 million. There are currently no share repurchase programs outstanding.

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

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2002 through January 31, 2007 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2002, and that all dividends were reinvested.

	2002	2003	2004	2005	2006	2007

Trans World Entertainment Corporation	100	40	94	157	66	70
NASDAQ (U.S. Stocks)	100	69	107	107	121	130
NASDAQ Retail Trade Stocks	100	80	118	143	153	166

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended February 3, 2007 from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 3, 2007 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. The information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended

	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003

STATEMENT OF OPERATIONS DATA:	($ in thousands, except per share and store data)

Sales	$1,471,157	$1,238,486	$1,365,133	$1,330,626	$1,281,869
Cost of sales	951,935	806,873	869,999	842,726	815,071

Gross profit	519,222	431,613	495,134	487,900	466,798
Selling, general and administrative expenses	519,246	426,854	450,162	459,441	465,893
Goodwill impairment charge (1)	—	—	—	—	40,914

(Loss) income from operations	(24)	4,759	44,972	28,459	(40,009)
Interest expense	5,504	2,954	2,444	2,147	2,349
Other income	(4,435)	(2,171)	(1,039)	(718)	(1,231)

(Loss) income before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	(1,093)	3,976	43,567	27,030	(41,127)
Income tax (benefit) expense	(2,041)	1,090	4,892	8,302	(9,341)

Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	948	2,886	38,675	18,728	(31,786)
Extraordinary gain – unallocated negative goodwill, net of income taxes (2),(6)	10,721	—	3,166	4,339	—
Cumulative effect of a change in accounting principle, net of income taxes (3)(4)	—	(2,277)	—	—	(13,684)

Net income (loss)	$11,669	$609	$41,841	$23,067	$(45,470)

Basic earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.03	$0.09	$1.12	$0.50	$(0.79)
Extraordinary gain – unallocated negative goodwill	0.35	—	0.09	0.12	—
Cumulative effect of change in accounting principle	—	(0.07)	—	—	(0.34)

Basic earnings (loss) per share	$0.38	$0.02	$1.21	$0.62	$(1.13)

Weighted average number of shares outstanding - basic	30,797	31,962	34,531	37,422	40,224

Diluted earnings (loss) per share:
Earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	$0.03	$0.09	$1.06	$0.49	$(0.79)
Extraordinary gain – unallocated negative goodwill	0.33	—	0.09	0.11	—
Cumulative effect of change in accounting principle	—	(0.07)	—	—	(0.34)

Diluted earnings (loss) per share	$0.36	$0.02	$1.15	$0.60	$(1.13)

Weighted average number of shares outstanding – diluted	31,986	32,124	36,297	38,209	40,224

Proforma amounts assuming new accounting principles were applied retroactively:
Income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$948	$2,886	$38,675	$18,728	$(31,786)
Proforma income (loss) before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	948	2,922	38,946	18,533	(32,115)
Pro forma net income	11,669	2,922	42,122	22,872	(45,799)
Per share amounts:
Basic earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$0.03	$0.09	$1.12	$0.50	$(0.79)
Proforma basic earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.03	$0.09	$1.13	$0.50	$(0.80)
Pro forma basic earnings per share	$0.38	$0.09	$1.22	$0.61	$(1.14)
Diluted earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	$0.03	$0.09	$1.06	$0.49	$(0.79)
Proforma diluted earnings (loss) per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.03	$0.09	$1.07	$0.49	$(0.80)
Pro forma diluted earnings per share	$0.36	$0.09	$1.16	$0.60	$(1.14)

	Fiscal Year Ended

	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003

	($ in thousands, except per share and store data)

BALANCE SHEET DATA (at the end of the period):

Total assets	$829,690	$799,657	$859,653	$817,758	$803,396
Current portion of long-term debt and capital lease obligations	3,393	3,659	780	395	1,640
Long-term obligations	16,085	19,474	12,037	7,465	7,860
Shareholders’ equity	$393,205	$378,512	$404,323	$399,184	$392,104

OPERATING DATA:
Store count (open at end of period):
Mall stores	737	546	560	595	650
Freestanding stores	255	236	250	286	205
Total stores	992	782	810	881	855

Comparable store sales (decrease) / increase(5)	(6.2%)	(5.7%)	0.8%	1.3%	(5.0%)

Total square footage (in thousands)	5,950	4,824	5,002	5,484	4,944

1.	The Company recorded a non-cash goodwill impairment charge in fiscal 2002 related to SFAS No. 142, “Goodwill and Other Intangible Assets”.

2.

The Company’s acquisition of substantially all of net assets of Wherehouse Entertainment Inc. and CD World Inc. stores in fiscal 2003 resulted in extraordinary gains recorded in 2003 and 2004 in accordance with SFAS No. 141, “Business Combinations”. The gains represent the excess of fair value of net assets acquired over the purchase price of the acquired assets.

3.

The Company adopted Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, effective as of the beginning of 2002, resulting in a one-time, non-cash, after-tax charge of $13.7 million, which was classified as a “cumulative effect of a change in accounting principle” in 2002.

4.

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

5.

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

6.

The Company’s acquisition of substantially all of the net assets of Musicland Holding Corp. stores in fiscal 2006 resulted in an extraordinary gain recorded in 2006 in accordance with SFAS No. 141, “Business Combinations”. The gain represents the excess of fair value of net assets acquired over the purchase price of the acquired assets. For additional discussion regarding the extraordinary gain, refer to Note 3 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, home video, and video game industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this report.

In March, 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer, operated retail stores and websites under the names Sam Goody (samgoody.com), Suncoast Motion Picture Company (suncoast.com), On Cue and MediaPlay.com, and filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. See Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail.

In March 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. The Company has committed funding of $5.2 million, of which $4.0 million was funded as of February 3, 2007.

At February 3, 2007, the Company operated 992 stores totaling approximately 6.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In the fiscal year ended February 3, 2007 (referred to herein as “2006”), the Company’s sales increased as compared to the fiscal year ended January 28, 2006, (referred to herein as “2005”) as a result of increased store count related to the Musicland acquisition, partially offset by a decrease in comparable store sales. Income before extraordinary items decreased in 2006 as greater overall sales and gross margin were not able to offset increased SG&A expenses associated with the higher average store count and integration costs associated with the Musicland acquisition. Comparable store sales decreased 6.2% during Fiscal 2006 as double digit comparable store sale declines in music were partially offset by positive comparable store sales in home video, video games and accessories and related products.

The Company focuses on the following areas in its effort to improve its business:

          Developing its Brands – f.y.e. brand

The Company is creating a recognized national brand under the name f.y.e. (“For Your Entertainment”). The f.y.e. brand initiative is aimed at broadening the Company’s customer base by creating a more relevant entertainment shopping experience and differentiating f.y.e. from its competition. It is centered on an engaging and personalized approach in marketing and merchandising, an interactive in-store and on-line entertainment experience and a best-in-retail-class customer service level – all designed to draw customers into stores and enhance long-term customer loyalty. As of February 3, 2007, the Company had over 650 f.y.e. stores and is in the process of re-branding the remaining of its freestanding stores to f.y.e. during 2007. The video only Suncoast brand will be retained. There were 118 Suncoast stores at February 3, 2007. During 2005, the Company introduced its customer loyalty program, f.y.e. Backstage Pass, which is designed to drive repeat business.

          Improving Merchandise Assortment and Product Mix

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. This involves tailoring the overall square footage allocation in line with a store’s trend, and increasing inventory and square footage allocations for growth categories. As music sales have continued to decline on an industry wide basis, the Company has been able to offset the impact by shifting square footage allocations from music to home video, video game, and other product categories. In addition, the acquisition of the video only Suncoast stores in March 2006 has helped diversify the product mix and lower music as a percentage of the total business. This is evident as music has decreased to 44.2% of total sales in Fiscal 2006 compared to 53.6% in Fiscal 2005.

The acquisition of Mix and Burn in 2006 will allow the Company to offer customers CD burning and digital downloading stations in selected stores during 2007.

          Store Openings

The Company has historically grown its sales by opening new stores and by acquiring specialty retailers in its business. During 2006, the Company acquired 335 stores and closed 189 stores, including 125 of the acquired stores, opened 64 stores and repositioned 15 stores. In 2007, the Company will open very few new stores.

Historically, about 10% of the Company’s stores are evaluated at any time for closure. The composition of these stores changes from time-to-time as the result of competitive changes and other factors. The Company closes stores when minimum operating thresholds are not achieved. In 2006, the Company experienced a significant net store increase, as acquired stores and new store openings outpaced store closings.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Sales: The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by store format and by product category.

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

Fiscal Year Ended February 3, 2007 (“2006”)
Compared to Fiscal Year Ended January 28, 2006 (“2005”)

Sales. The following table sets forth a year-over-year comparison of the Company’s total sales:

			2006 vs. 2005

($ in thousands)	2006	2005	$	%

Sales	$1,471,157	$1,238,486	$232,671	18.8%

Sales increased in 2006 due to an increase in the average store count. Due to the Musicland acquisition, average store count increased from 801 in Fiscal 2005 to 1,044 in Fiscal 2006. Additionally, the 53rd week in Fiscal 2006 contributed approximately $23.0 million in sales. These factors were partially offset by a comparable store sales decrease of 6.2%. Non-comparable store sales for Fiscal 2006 and 2005 were $349.5 million and $37.6 million, respectively. Total product units sold in Fiscal 2006 increased 13.4% over Fiscal 2005, and the average retail price for units sold increased 3.8% as a larger portion of the Company’s total units sold represented DVDs, video games and electronics which, in general, sell at higher average retail unit prices than CDs.

Sales and percentage of total by merchandise category for Fiscal 2006 and 2005, sales change by category for Fiscal 2006 and comparable store sales by category for Fiscal 2006 were as follows:

($ in thousands)	2006 Sales	% Total	2005 Sales	% Total	Total % Sales Change	Comparable Store % Sales Change

Music	$650,352	44.2%	$663,712	53.6%	(2.0)%	(14.0)%
Home Video	552,722	37.6	371,965	30.0	48.6	1.2
Video games	114,514	7.8	90,408	7.3	26.7	4.0
Other	153,569	10.4	112,401	9.1	36.6	7.9

Total	$1,471,157	100.0%	$1,238,486	100.0%	18.8%	(6.2)%

The “Other” category includes electronics, accessories and trend item sales, none of which individually exceed 5% of total sales.

          Music

The Company’s stores offer a wide range of new and used CDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 44.2% of the Company’s sales in Fiscal 2006 compared to 53.6% in Fiscal 2005. The music category has declined as a percentage of total sales due to a shift in square footage allocations to higher growth categories and due to the acquisition of over 160 video only Suncoast stores in March 2006 (118 remain open at February 3, 2007) which has shifted a larger portion of total sales into the home video category.

Total sales in the music category declined 2.0% from $663.7 million in Fiscal 2005 to $650.4 million in Fiscal 2006. The Company’s annual CD unit sales decreased 2.7% in Fiscal 2006. This decrease in total music sales is due to lower comparable store sales, partially offset by increased average store count.

On a comparable store basis, music sales declined 14.0% due to continued industry sales declines and the aforementioned shift in store square footage allocations. According to Soundscan, total CD unit sales in the United States declined 6.2% during the period corresponding with the Company’s Fiscal 2006.

          Home Video

The Company offers DVDs in all its stores. The home video category represented 37.6% of the Company’s sales in Fiscal 2006 compared to 30.0% in Fiscal 2005. The majority of the increase is due to the addition of the video only Suncoast stores in March 2006. The increase is also partially due to the increase in store square footage to support the home video category.

Total sales for Fiscal 2006 in the home video category, including DVD and VHS, increased 48.6% from $372.0 million in Fiscal 2005 to $552.7 million in Fiscal 2006. Total sales in the DVD category increased 55.5% in 2006 and represented 99.1% of total home video sales in 2006. The total sales increase in home video is due the addition of the Suncoast stores, a greater average store count and an increase in comparable store sales.

Comparable store sales, during Fiscal 2006, increased 5.5% in the DVD category. Comparable store sales in the total home video category, including VHS, increased only 1.2% due to the declining VHS category as the Company has discontinued carrying VHS during Fiscal 2006.

The increase in DVD comparable store sales reflects the increase in inventory and floor space to support growth in this category. According to statistics obtained from Rentrak Home Video Essentials, overall home video sales in calendar year 2006, including DVD and VHS, were $15.9 billion, a decrease of 0.9% from 2005. DVD retail sales in calendar year 2006 were $15.7 billion, flat compared to 2005.

          Video games

The Company offers video game hardware and software in most of its stores. Total sales in the video game category increased 26.7% from $90.4 million in Fiscal 2005 to $114.5 million in Fiscal 2006 and represented 7.8% of the Company’s total sales in Fiscal 2006 compared to 7.3% in Fiscal 2005.

Comparable store sales in the video games category increased 4.0% in 2006. The increase was due to the release of Sony’s Play Station 3 and Nintendo’s Wii in November 2006 and Microsoft’s Xbox 360 which was released in November 2005. According to the NPD Group, video games sales during calendar year 2006, including portable and console hardware, software and accessories increased 19% over calendar year 2005 sales.

          Other

The “Other” category consists of electronics, accessories and trend items and represented 10.4% of total sales in Fiscal 2006 compared to 9.1% in Fiscal 2005. Total sales in this category increased 36.6% to $153.6 million in Fiscal 2006 compared to $112.4 million in Fiscal 2005. This increase is due to the increase in average store count and a comparable store sale increase of 7.9%.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2006 vs. 2005

($ in thousands)	2006	2005	$	%

Gross Profit	$519,222	$431,613	$87,609	20.3%

As a percentage of sales	35.3%	34.9%

Gross profit as a percentage of sales increased 40 basis points in Fiscal 2006 as compared to Fiscal 2005 due to higher overall product margins (20 basis points) and the leveraging of distribution expenses over the total sales increase (20 basis points).

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2006 vs. 2005

($ in thousands)	2006	2005	$	%

Selling, general and administrative expenses	$519,246	$426,854	$92,392	21.6%

As a percentage of sales	35.3%	34.5%

The Company’s SG&A expenses increased in Fiscal 2006 due to the operation of a greater number of stores. The Company operated an average of 1,044 stores in 2006 compared to an average of 801 stores in 2005, an increase of 30%. SG&A expenses as a percentage of sales increased 80 basis points, due to the recording of $7.9 million in transition costs related to the Musicland acquisition and a comparable store sales decrease of 6.2%.

Interest Expense. Interest expense in Fiscal 2006 was $5.5 million compared to $3.0 million in Fiscal 2005. The increase is due to increased borrowings on the Company’s line of credit to fund the Musicland acquisition, along with higher variable interest rates.

Other Income. For Fiscal 2006, other income includes a $3.5 million gain on the sale of an investment. For Fiscal 2005, other income includes a realized gain of $0.8 million on the sale of available-for-sale securities. Other income also includes interest income, which was $0.9 million and $1.4 million in Fiscal 2006 and 2005, respectively.

Income Tax (Benefit) Expense. The following table sets forth a year-over-year comparison of the Company’s income tax (benefit) expense:

			2006 vs. 2005

($ in thousands)	2006	2005	$

Income tax expense (benefit)	$(2,041)	$1,090	$(3,131)

Effective tax rate	186.7%	27.4%

The 2006 income tax benefit is attributable to a tax favored gain from the sale of an investment, which resulted in a $1.4 million reduction of the valuation allowance attributable to losses on investments, favorable settlements of income tax examinations ($0.9 million) and federal income tax credits ($0.3 million), partially offset by unfavorable state tax legislation enacted during the year and changes in management’s estimates of the realization of state net operating losses. For a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate, see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

For Fiscal 2005, the Company’s effective tax rate was negatively impacted by changes in Ohio State tax legislation. The legislation phased out state corporation franchise taxes which are based on income. The impact of the Ohio tax legislation resulted in an increase in the state valuation allowance of $1.9 million, associated with deferred tax assets, principally net operating losses that, based on management’s estimates, will not be realized during the phase-out period. Additionally, the valuation allowance was increased by $0.9 million to reserve for deferred tax assets attributable to state net operating losses impacted as a result of projected lower future taxable income within certain states’ expiration periods. During Fiscal 2005, the Company recognized a tax benefit of $2.0 million attributable to the effect of additional deductible temporary differences.

Cumulative Effect of a Change in Accounting Principle. The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases. The Company recognized an expense for the cumulative effect of this change in accounting principle in the fourth quarter of Fiscal 2005 of $2.3 million, net of income taxes of $1.5 million.

Extraordinary Gain. In Fiscal 2006, the Company recorded an extraordinary gain as a result of acquiring substantially all of the net assets of Musicland Holding Corp. on March 27, 2006. From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes $6.7 million. The extraordinary gain represents the excess of the fair value of net assets acquired over the purchase price. The purchase price was allocated on a preliminary basis during the thirteen weeks ended April 29, 2006 using information available at the time. The extraordinary gain recorded as of April 29, 2006 was $0.9 million, which was net of income taxes of $0.7 million. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired must be finalized within twelve months following the date of acquisition. Accordingly, the purchase price allocation has been adjusted between April 29, 2006 and February 3, 2007, resulting in an adjustment to the extraordinary gain of $9.8 million, which is net of income taxes of $6.0 million. The pre-tax increase in the extraordinary gain from April 29, 2006 to February 3, 2007 represents adjustments to the value of acquired inventory ($1.9 million), an adjustment to customer liabilities related to the former Musicland loyalty program ($3.4 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($6.1 million) and an adjustment to occupancy related expenses ($1.5 million) and an adjustment to the cash purchase price ($2.9 million).

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

			2006 vs. 2005

($ in thousands)	2006	2005	$	%

Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$948	$2,886	$(1,938)	(67.2%)
Extraordinary gain – unallocated negative goodwill, net of income taxes of $6,739 and $0 for 2006 and 2005, respectively	10,721	—

Cumulative effect of a change in accounting principle, net of income taxes of $0 and $1,505 for 2006 and 2005, respectively	—	(2,277)

Net income	$11,669	$609	$11,060	1,816.1%

Net income as a percentage of sales	0.8%	0.1%

Income before extraordinary items decreased to $0.9 million in Fiscal 2006 as increased sales and gross profit associated with the increased average store count was not enough to offset a 6.2% decline in comparable store sales and the increase in SG&A expenses, including integration expenses of $7.9 million related to the Musicland acquisition. Income before extraordinary items in Fiscal 2006 was positively impacted by an income tax benefit of $2.0 million. The increase in net income in Fiscal 2006 is due to the extraordinary gain, net of tax, of $10.7 million recorded in relation to the Musicland acquisition.

Fiscal Year Ended January 28, 2006 (“2005”)
Compared to Fiscal Year Ended January 29, 2005 (“2004”)

Sales. The following table sets forth a year-over-year comparison of the Company’s total Sales:

			2005 vs. 2004

($ in thousands)	2005	2004	$	%

Sales	$1,238,486	$1,365,133	$(126,647)	(9.3)%

Sales decreased in 2005 due to a decrease in the average store count from 853 during 2004 to 801 during 2005. The decrease in sales was also the result of a comparable store sales decrease of 5.7%. In 2005, comparable store sales decreased 5.4% for mall-based stores and decreased 6.3% for freestanding stores. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Not including comparable store sales, sales from new and acquired stores, sales from stores closed during the year and Internet sales, for 2005 and 2004 were $37.6 million and $145.8 million, respectively. Product units sold in 2005 decreased 9.0% over 2004, and average retail for units sold decreased 0.5%.

Sales by merchandise category for 2005 and 2004 and comparable store sales by category for 2005 were as follows:

($ in thousands)	2005	% Total	2004	% Total	Total % Sales Change		Comparable Store % Sales Change

Music	$663,712	53.6%	$750,612	55.0%	(11.6	) %	(9.2)%
Home Video	371,965	30.0	398,043	29.2	(6.6)		(3.7)
Video games	90,408	7.3	89,297	6.5	1.2		2.3
Other	112,401	9.1	127,181	9.3	(11.6)		4.4

Total	$1,238,486	100.0%	$1,365,133	100.0%	(9.3	) %	(5.7)%

The “Other” category includes electronics, accessories and trend items, none of which individually exceeds 5% of total sales.

          Music

The Company’s stores offer a wide range of new and used CDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 53.6% of the Company’s sales in 2005.

The Company’s annual CD unit sales decreased 12.4% in 2005. This decrease is due to a lower store count, weak industry new releases and increased digital downloading. According to Soundscan, total CD unit sales in the United States declined 7.2% during the same period.

          Home Video

Total sales for 2005 in the home video category decreased 6.6%. Total sales in the DVD category decreased 2.2% in 2005, and were partially offset by a comparable store sales increase of 0.7%. The increase in DVD comparable store sales reflected the continued industry growth in this category offset by a lack of strong new releases and increased competition. The home video category, including DVD and VHS, represented 30.0% of the Company’s total sales in 2005. According to statistics obtained from Rentrak Home Video Essentials, DVD industry retail sales in 2005 were $15.7 billion, an increase of 4.5% over 2004.

          Video games

Comparable sales in the video games category increased 2.3% in 2005. The results in this category were positively impacted by Microsoft’s Xbox 360 which was released in November 2005. The comparable store sales increase in this category was partially offset by hardware shortages, delays in releases of highly anticipated software titles and consumer anticipation of next-generation hardware. Video games represented 7.3% of the Company’s total sales in 2005. According to the NPD Group, industry sales for 2005 were $10.5 billion including portable and console hardware, software and accessories, an increase of 6% over 2004.

          Other

The “Other” category predominantly consists of electronics, accessories and trend items and represented 9.1% of total sales in Fiscal 2005 compared to 9.3% in Fiscal 2004. Total sales in these categories decreased 11.6% to $112.4 million in Fiscal 2005 compared to $127.2 million in Fiscal 2004. This decrease is due to the decrease in average store count, partially offset by a comparable store sale increase of 4.4%.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2005 vs. 2004

($ in thousands)	2005	2004	$	%

Gross Profit	$431,613	$495,134	$(63,521)	(12.8) %

As a percentage of sales	34.9%	36.3%

Gross profit as a percentage of sales decreased in 2005 as compared to 2004 due to an increase in the Company’s distribution center costs by 30 basis points, a shift in the mix of sales from music to DVD and video games categories of 30 basis points and more competitive pricing in DVD, video games and accessories categories of 50 basis points.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2005 vs. 2004

($ in thousands)	2005	2004	$	%

Selling, general and administrative expenses	$426,854	$450,162	$(23,308)	(5.2) %

As a percentage of sales	34.5%	33.0%

The Company’s SG&A expenses decreased in 2005 due to the operation of fewer stores. The Company operated an average of 801 stores in 2005 compared to an average of 853 stores in 2004, a decrease of 6%. The increase in the SG&A expenses rate as a percentage of sales was due to lower sales.

Interest Expense. Interest expense was $3.0 million during 2005 compared to $2.4 million during 2004. The increase was due to a full year of interest being recorded on the real estate mortgaged in 2004 (See Footnote 4 in the Notes to the Consolidated Financial Statements) and interest expense recorded on the $12.0 million capital lease financing of the Company’s point of sale system in 2005 (See Footnote 8 in the Notes to the Consolidated Financial Statements).

Other Income. Other income includes interest income of $1.4 million. For 2005, other income also included a realized gain of $0.8 million on the sale of available-for-sale securities.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s provision for income taxes:

			2005 vs. 2004

($ in thousands)	2005	2004	$

Income tax expense	$1,090	$4,892	$ (3,802)

Effective tax rate	27.4%	11.2%

For 2005, the Company’s effective tax rate was negatively impacted by changes in Ohio State tax legislation. The legislation phased out state corporation franchise taxes which are based on income. The impact of the Ohio tax legislation resulted in an increase in the state valuation allowance of $1.9 million, associated with deferred tax assets, principally net operating losses that, based on management’s estimates, will not be realized during the phase-out period. Additionally, the valuation allowance was increased by $0.9 million to reserve for deferred tax assets attributable to state net operating losses impacted as a result of projected lower future taxable income within certain states’ expiration periods. During 2005, the Company recognized a tax benefit of $2.0 million attributable to the effect of additional deductible temporary differences. For a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate, see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Cumulative Effect of a Change in Accounting Principle. The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases. The Company recognized an expense for the cumulative effect of this change in accounting principle in the fourth quarter of Fiscal 2005 of $2.3 million, net of income taxes of $1.5 million.

Extraordinary Gain. In Fiscal 2004, the Company recorded an extraordinary gain as the result of acquiring substantially all the net assets of Wherehouse Entertainment Inc. and CD World Inc. in October 2003 for $35.2 million and $1.9 million, respectively. The purchase price was allocated on a preliminary basis using information available at the time. The gain represents the excess of the fair value of net assets acquired over the purchase price. In accordance with SFAS No.141, Business Combinations, the allocation of the purchase price to the assets and liabilities acquired was finalized and adjusted in 2004, resulting in an extraordinary gain of $3.2 million, which is net of income taxes of $2.0 million, related to unallocated negative goodwill. The extraordinary gain represents adjustments to the value of liquidated inventory ($2.5 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($2.1 million) and occupancy related expenses ($0.6 million).

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

			2005 vs. 2004

($ in thousands)	2005	2004	$	%

Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$2,886	$38,675	$(35,789)	(92.5)%
Extraordinary gain – unallocated negative goodwill, net of income taxes of $0 and $1,979 for 2005 and 2004, respectively	—	3,166

Cumulative effect of a change in accounting principle, net of income taxes of $1,505 and $0 for 2005 and 2004, respectively	(2,277)	—

Net income	$609	$41,841	$(41,232)

Net income as a percentage of sales	0.1%	3.1%

The decrease in income before extraordinary gain and cumulative effect of a change in accounting principle, and net income in 2005 as compared to 2004 is due to the decrease in income from operations driven by lower sales and resulting lower gross profit, partially offset by lower SG&A expenses, and a lower income tax benefit of $2.0 million recorded in 2005 compared to a benefit of $10.5 million, which was recorded in the second fiscal quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and the related terms on the purchases, store openings, tax payments and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, and anticipates that cash flows from operations will be sufficient to fund its capital spending, its seasonal increase in merchandise inventory, income tax payments and other operating cash requirements and commitments. Management anticipates any cash requirements due to an unanticipated shortfall in cash from operations, would be funded by the Company’s revolving credit facility, discussed hereafter. Management believes its reported cash flows for Fiscal 2006 are indicative of cash flow for Fiscal 2007, with the exception of cash usage associated with the acquisition of Musicland, and is not currently aware of any trends, uncertainties or other significant events that would cause liquidity to increase or decrease in a material way. However, there can be no assurance that the Company will continue to generate cash flows at or above current levels or that we will be able to maintain the Company’s ability to borrow under the revolving credit facility. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

			2006 vs. 2005			2005 vs. 2004

($ in thousands)	2006	2005	$	%	2004	$	%

Operating Cash Flows	$47,268	$25,247	$22,021	87%	$105,931	$(80,684)	(76)%
Investing Cash Flows	(122,871)	(40,517)	(82,354)	(203)%	(35,398)	(5,119)	(14)%
Financing Cash Flows	(2,976)	(17,289)	14,313	83%	(32,687)	15,398	47%

Capital Expenditures	(48,289)	(41,330)	(6,959)	(17)%	(33,398)	(7,932)	(24)%
Acquisition of Business	(78,810)	—	(78,810)	—	(2,000)	2,000	—

Cash and Cash Equivalents	118,630	197,209	(78,579)	(40)%	229,768	(32,559)	(14)%
Merchandise Inventory	504,860	402,712	102,148	25%	431,246	(28,534)	(7)%
Working Capital	266,204	273,623	(7,419)	(3)%	289,999	(16,376)	(6)%
Inventory turns	1.8	1.9			2.0

Cash from operating activities increased by approximately $22.0 million in Fiscal 2006. The most significant factor driving the increase was the decrease (cash source) in net merchandise inventory (merchandise inventory less accounts payable) as compared to Fiscal 2005, excluding the merchandise inventory acquired in the Musicland acquisition. The change in net inventory provided cash of approximately $14.3 million in Fiscal 2006, compared to a cash use of approximately $10.2 million in Fiscal 2005, resulting in a $24.5 million increase in cash from operating activities. This was partially offset by a decrease in income before depreciation, amortization, stock compensation and gains and losses for which proceeds are presented in investing activities of approximately $2.6 million. Additional cash uses of approximately $2.9 million for accrued expenses and changes in prepaid expenses and other assets resulting in decreases in cash from operating activities of approximately $2.0 million, as compared to Fiscal 2005, were offset by changes in accounts receivable resulting in an increase in cash from operating activities of approximately $3.3 million and changes in current and deferred taxes resulting an increase in cash from operating activities of approximately $1.5 million.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot and inventory leverage (accounts payable divided by merchandise inventory). Inventory turn in Fiscal 2006 was 1.8 compared to 1.9 in Fiscal 2005. Inventory investment per square foot was $85 per square foot at the end of Fiscal 2006 as compared to $83 per square foot at the end of Fiscal 2005. Inventory leverage was 62% as of February 3, 2007 compared with 76% as of January 28, 2006. Management considers these results to be in a normal operating range. Management does not anticipate large fluctuations in merchandise inventory or accounts payable balances in the foreseeable future.

Cash used in investing activities was $122.9 million in Fiscal 2006, as compared to $40.5 million in Fiscal 2005. In Fiscal 2006, the primary uses of cash in investing activities were $48.3 million for capital expenditures and $78.8 million for the acquisition of the net assets of Musicland Holding Corp. These uses were partially offset by proceeds from the sale of an investment of approximately $4.2 million. The Company had capital expenditures in 2006 of $16.7 million for new store openings, relocations and store improvements. An additional $5.3 million was invested in the expansion of LVS 3 (Listening and Viewing Stations) to a greater number of stores. Another $13.5 million was invested in general MIS software and equipment. An investment of $8.4 million was made in store visual displays and other store related projects. Other capital expenditures totaled $4.4 million.

Capital expenditures were $41.3 million in Fiscal 2005. Included in Fiscal 2005 capital expenditures was $16.0 million for new store openings, relocations and other store improvements. The Company further made investments in its store technology and upgraded its LVS (in-store Listening and Viewing Stations) for $10.7 million. The Company also replaced its store point-of-sale system for $12.0 million.

The Company typically finances its capital expenditures through cash generated from operations. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of approximately $35 million in 2007.

In March, 2006, the Company acquired 335 Musicland stores for a total cash consideration of $78.8 million, and $16.3 million in assumed liabilities including certain customer obligations, rent and occupancy liabilities and other employee obligations. See Note 3 of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Cash used in financing activities was $3.0 million in Fiscal 2006, as compared to a $17.3 million use of cash in Fiscal 2005. In Fiscal 2006, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.5 million and $3.2 million, respectively, partially offset by $0.7 million in proceeds and excess tax benefits received from the exercise of stock awards. In Fiscal 2005, the primary use of cash in financing activities was $31.3 million to repurchase outstanding shares of the Company’s Common Stock under programs authorized by the Board of Directors. There are currently no open share repurchase programs.

The decrease in cash from operating activities in Fiscal 2005 compared to Fiscal 2004 was the result of lower net income of $0.6 million as compared to net income of $41.8 million in 2004. It was further due to a $10.2 million cash use in Fiscal 2005 in net merchandise inventory (merchandise inventory less accounts payable) as compared to a $44.1 million cash source in Fiscal 2004. The Company used less cash in Fiscal 2005 for the payment of accrued expenses ($2.8 million cash use in Fiscal 2005 as compared to $10.4 million cash use in Fiscal 2004) and taxes ($7.9 million cash use in Fiscal 2005 as compared to $15.1 million cash use in Fiscal 2004) compared to Fiscal 2004. All other operating cash sources in Fiscal 2005, net, were approximately $10.7 million.

Cash used in investing activities was $40.5 million in Fiscal 2005, as compared to $35.4 million in Fiscal 2004. In Fiscal 2005, the primary use of cash used in investing activities was $41.3 million for capital expenditures. The Company had capital expenditures in Fiscal 2005 of $16.0 million for new store openings and relocations and for store improvements. The Company further made investments in its store technology and upgraded its LVS (in-store Listening and Viewing Stations) for $10.7 million. The Company also replaced its store point-of-sale system for $12.0 million.

In January, 2006, the Company entered into a new five-year, $100 million revolving secured Credit Agreement with Bank of America, N.A that expires in January 2010. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. In March, 2006, the Company and Bank of America N.A., entered into a First Amendment to the Credit Agreement which increased the amount available for borrowing by the Company under the Credit Agreement to $130 million and in October, 2006, the Company and Bank of America N.A. entered into a Second Amendment to the Credit Agreement increasing the amount available to the Company for borrowing to $150 million. The terms and conditions under the aforementioned amendments were the same as the original Credit Agreement.

As of February 3, 2007 and January 28, 2006, the Company had $36 thousand and $0.5 million, respectively, in outstanding letter of credit obligations under the credit agreements with Bank of America, N.A. The Company had $150.0 million and $99.5 million, available for borrowing as of February 3, 2007 and January 28, 2006, respectively. Interest expense in Fiscal 2006 was $5.5 million, of which $2.1 million was incurred for capital leases. Interest expense in Fiscal 2005 was $3.0 million, of which $1.5 million was incurred for capital leases.

During Fiscal 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement in the amount of $12.0 million. The lease arrangement has an average interest rate of 5.76% and will be repaid in monthly installments of approximately $229,000 through June 2010. As of February 3, 2007, the outstanding balance on the lease was $8.2 million.

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of February 3, 2007, the outstanding balance on the loan was $4.6 million.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of February 3, 2007, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2007	2008- 2009	2010 - 2011	2012 and Beyond	Total

$ in thousands
Operating lease obligations	$116,934	$163,132	$70,000	$48,293	$398,359
Capital lease obligations	4,831	9,418	4,672	7,392	26,313
Long-term debt (principal)	506	1,107	1,252	1,726	4,591
Long-term debt (interest)	261	427	286	132	1,106
Purchase obligations (1)	—	—	—	—	—
IRS Settlement (3)	7,435	—	—	—	7,435
Deferred rent and other long-term liabilities (2)	3,890	1,961	978	938	7,767
Pension benefits	50	115	244	6,091	6,500

Total	$133,907	$176,160	$77,432	$64,572	$452,071

(1)

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are based on its current inventory needs and are fulfilled by its suppliers within short time periods.

(2)

Included in deferred rent and other long-term liabilities in the Consolidated Balance Sheet as of February 3, 2007 are unfavorable lease valuations of $3.0 million and the long-term portion of deferred rent of $7.1 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in long-term liabilities is the long-term portion of the straight line rent liability of $8.9 million, which is included in operating lease obligations in the table above.

Included in deferred rent and other long term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

In March, 2006, the Company acquired an 80% interest in Mix & Burn, LLC which is fully consolidated for financial reporting purposes. The Company has committed funding of $5.2 million of which $4.0 million was funded as of February 3, 2007.

(3)

During 2000, the United States District Court for the District of Delaware issued an opinion upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. During 2003, the Company and the IRS reached a settlement agreement on this issue. Under the final payment terms, the Company has agreed with the IRS to make annual interest payments and a final principal payment of approximately $7.1 million in June 2007. This amount and accrued interest is recorded in income taxes payable in the Consolidated Balance Sheets. The total payment of $7.4 million due in June 2007 includes the final principal payment of approximately $7.1 million and approximately $0.3 million related to annual interest.

(4)

The Company offers a 401(k) Savings Plan to eligible employees (see also Note 9 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $1,003,000, $957,000 and $897,000 in 2006, 2005 and 2004 respectively. The Company expects to expense and fund an amount in 2007 that is comparable to these historical amounts, however, is not contractually obligated to do so and, as such, no amount is recorded in the table above.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $2.0 million, $1.9 million and $1.8 million in Fiscal 2006, 2005 and 2004 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2006 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of their terms.

The Company leases one of its retail stores from Mr. Higgins under a long-term operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2006, 2005 and 2004. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $4,100, $4,400 and $14,500 in Fiscal 2006, 2005 and 2004 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins, for Company business. The Company charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins, for Company business. Payments to Crystal Jet aggregated approximately $11,000, $6,000 and $10,000 in Fiscal 2006, 2005 and 2004, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation, to charter the aircraft owned by Mr. Higgins, in Fiscal 2006, 2005 and 2004 were approximately $526,000, $276,000 and $314,000, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in Fiscal 2004 for which the Company incurred fees of approximately $115,000. Kaye Scholer concluded its representation of the Company in Fiscal 2004.

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

Shrink expense, including obsolescence was $14.9 million, $15.1 million and $17.2 million, in Fiscal 2006, 2005 and 2004 respectively.  As a rate to sales, this equaled 1.0%, 1.2% and 1.3%, respectively.  The Company expects to realize approximately the same rate of shrink and obsolescence for the foreseeable future as recorded in Fiscal 2006.  Presently, a 0.1% change in the rate of shrink and obsolescence provision would equal approximately $0.7 million in additional charge or benefit to cost of sales, based on Fiscal 2006 sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its fiscal years 2006, 2005 and 2004 of $3.6 million, $5.6 million and $12.4 million, respectively. Return penalties were lower in Fiscal 2006 than in prior years as the major vendors have decreased the up-front incentives and in turn, lowered the back-end penalty rate.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. There were no impairment losses recorded in Fiscal 2006, 2005 or 2004. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $2.2 million, $2.4 million and $2.8 million in Fiscal 2006, 2005 and 2004, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated. Also, actual store closures usually occur within three to six months of the planned store closure date.

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

Stock-based Compensation: The Company’s adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), in the first quarter of 2006 required that the Company recognize stock-based compensation expense associated with the vesting of share based instruments in the statement of operations. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates to be used in calculating the grant-date fair value of stock options. The Company calculate the grant-date fair values using the Black-Scholes valuation model. The Black-Scholes model requires the Company to make estimates of the following assumptions:

Expected volatility—The estimated stock price volatility was derived based upon the Company’s actual historic stock prices over the expected life of the options, which represents the Company’s best estimate of expected volatility.

Expected option life—The Company’s estimate of an expected option life was calculated based on actual historical data relating to grants, exercises and cancellations.

Risk-free interest rate—The Company used the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption as the risk-free interest rate.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company reviewed historical forfeiture data and determined the appropriate forfeiture rate based on that data. The Company will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, the Company will recognize the actual expense over the vesting period only for the shares that vest.

Accounting for Gift Card Liability: The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company derecognizes card liability when either customers redeem cards, at which point the Company records revenue; or the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions at the end of a reporting period. Estimated liability is equal to two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical redemption experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around gift card sales and redemptions have not changed significantly over time.

Recently Issued Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective for the Company’s fiscal year beginning February 4, 2007. The Company is currently evaluating the impact of this interpretation on the Company’s Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility can be variable. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. Information about the fair value of financial instruments is included in Note 1of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of the effectiveness of internal control over financial reporting as of February 3, 2007, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2007.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2007.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2007.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 9 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of February 3, 2007:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

	(Shares in thousands)

Equity Compensation Plan Approved by Shareholders	10,059	$8.70	4,454
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 3, 2007.

PART IV

Item 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

15(a) (1) Financial Statements

The Consolidated Financial Statements and Notes are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 19, 2007	By: /s/ ROBERT J. HIGGINS

Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer	April 19, 2007
(Principal Executive Officer)
(Robert J. Higgins)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal	April 19, 2007
Financial and Chief Accounting Officer) and Secretary
(John J. Sullivan)

/s/ BRETT BREWER	Director	April 19, 2007

(Brett Brewer)

/s/ MARK A. COHEN	Director	April 19, 2007

(Mark A. Cohen)

/s/ MARTIN E. HANAKA	Director	April 19, 2007

(Martin E. Hanaka)

/s/ ISAAC KAUFMAN	Director	April 19, 2007

(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 19, 2007

(Dr. Joseph G. Morone)

/s/ LORI SCHAFER	Director	April 19, 2007

(Lori Schafer)

/s/ MICHAEL B. SOLOW	Director	April 19, 2007

(Michael B. Solow)

/s/ EDMOND THOMAS	Director	April 19, 2007

(Edmond Thomas)

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K Page No.

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets at February 3, 2007 and January 28, 2006	F-4

Consolidated Statements of Operations - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005	F-5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005	F-6

Consolidated Statements of Cash Flows - Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 2006 the Company changed its methods of accounting for pension and other postretirement benefit obligations and for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trans World Entertainment Corporation’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 19, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
April 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trans World Entertainment Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Trans World Entertainment Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trans World Entertainment Corporation and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Trans World Entertainment Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 3, 2007 and January 28, 2006, and related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended February 3, 2007, and our report dated April 19, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
April 19, 2007

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	February 3, 2007	January 28, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,630	$197,209
Accounts receivable	7,874	8,671
Merchandise inventory	504,860	402,712
Income taxes receivable	—	892
Prepaid expenses and other	5,953	6,083
Deferred taxes	9,039	11,266

Total current assets	646,356	626,833

FIXED ASSETS, net	138,252	131,798

DEFERRED TAXES	32,715	27,511
OTHER ASSETS	12,367	13,515

TOTAL ASSETS	$829,690	$799,657

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$311,372	$307,687
Accrued expenses and other current liabilities	51,741	41,864
Income taxes payable	13,646	—
Current portion of long-term debt	506	477
Current portion of capital lease obligations	2,887	3,182

Total current liabilities	380,152	353,210

LONG –TERM DEBT, less current portion	4,085	4,587
CAPITAL LEASE OBLIGATIONS, less current portion	12,000	14,887
DEFERRED RENT AND OTHER LIABILITIES	40,248	48,461

TOTAL LIABILITIES	436,485	421,145

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 55,998,109 shares and 55,727,575 shares issued, respectively)	560	557
Additional paid-in capital	301,526	298,699
Unearned compensation – restricted stock	—	(30)
Treasury stock at cost (25,103,990 and 25,104,990 shares, respectively)	(217,560)	(217,564)
Accumulated other comprehensive loss	(1,888)	(2,048)
Retained earnings	310,567	298,898

TOTAL SHAREHOLDERS’ EQUITY	393,205	378,512

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$829,690	$799,657

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Fiscal Year Ended

	February 3, 2007	January 28, 2006	January 29, 2005

Sales	$1,471,157	$1,238,486	$1,365,133
Cost of sales	951,935	806,873	869,999

Gross profit	519,222	431,613	495,134
Selling, general and administrative expenses	519,246	426,854	450,162

(Loss) income from operations	(24)	4,759	44,972
Interest expense	5,504	2,954	2,444
Other income	(4,435)	(2,171)	(1,039)

(Loss) income before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	(1,093)	3,976	43,567
Income tax (benefit) expense	(2,041)	1,090	4,892

Income before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	948	2,886	38,675
Extraordinary gain – unallocated negative goodwill, net of income taxes of $6,739, $0 and $1,979 in 2006, 2005 and 2004, respectively	10,721	—	3,166
Cumulative effect of a change in accounting principle, net of income taxes of $0, $1,505 and $0 in 2006, 2005 and 2004, respectively.	—	(2,277)	—

NET INCOME	$11,669	$609	$41,841

BASIC EARNINGS PER SHARE:
Earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.03	$0.09	$1.12
Extraordinary gain – unallocated negative goodwill	0.35	—	0.09
Cumulative effect of a change in accounting principle	—	(0.07)	—

Basic earnings per share	$0.38	$0.02	$1.21

Weighted average number of common shares outstanding – basic	30,797	31,962	34,531

DILUTED EARNINGS PER SHARE:
Earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	$0.03	$0.09	$1.06
Extraordinary gain – unallocated negative goodwill	0.33	—	0.09
Cumulative effect of a change in accounting principle	—	(0.07)	—

Diluted earnings per share	$0.36	$0.02	$1.15

Weighted average number of common shares outstanding – diluted	31,986	32,132	36,297

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Unearned Compensation Restricted Stock	Treasury Shares	Treasury Stock At Cost	Accum. Other Comp. Loss	Retained Earnings	Shareholders’ Equity

Balance as of January 31, 2004	54,246	$542	$288,272	$(23)	(18,147)	$(146,055)	—	$256,448	$399,184

Comprehensive income:

Net income	—	—	—	—	—	—	—	41,841	41,841

Excess of additional minimum pension liability over unrecognized prior service cost, net of income taxes of $747	—	—	—	—	—	—	$(1,094)	—	(1,094)

Total comprehensive income									40,747

Repurchase of shares of treasury stock	—	—	—	—	(3,843)	(40,247)	—	—	(40,247)

Issuance of treasury stock under incentive stock programs	—	—	6	—	1	4	—	—	10

Amortization of unearned compensation – restricted stock	—	—	—	28	—	—	—	—	28

Issuance of restricted stock	5	—	51	(51)	—	—	—	—	—

Issuance of stock to Directors	12	—	52	—	—	—	—	—	52

Exercise of stock options and related tax benefit	752	8	4,541	—	—	—	—	—	4,549

Balance as of January 29, 2005	55,015	$550	$292,922	$(46)	(21,989)	$(186,298)	$(1,094)	$298,289	$404,323

Comprehensive loss:

Net income	—	—	—	—	—	—	—	609	609

Excess of additional minimum pension liability over unrecognized prior service cost, net of income taxes of $741	—	—	—	—	—	—	(954)	—	(954)

Total comprehensive loss									(345)

Repurchase of shares of treasury stock	—	—	—	—	(3,117)	(31,270)	—	—	(31,270)

Issuance of treasury stock under incentive stock programs	—	—	3	—	1	4	—	—	7

Amortization of unearned compensation – restricted stock	—	—	—	16	—	—	—	—	16

Stock compensation and related tax benefit	713	7	5,774	—	—	—	—	—	5,781

Balance as of January 28, 2006	55,728	$557	$298,699	$(30)	(25,105)	$(217,564)	$(2,048)	$298,898	$378,512

Comprehensive income:

Net income	—	—	—	—	—	—	—	11,669	11,669
Additional pension liability adjustment, net of income taxes of $1,771	—	—	—	—	—	—	2,445	—	2,445

Total comprehensive income									14,114

Adjustment to initially apply SFAS 158, net of income taxes of $1,623	—	—	—	—	—	—	(2,285)	—	(2,285)
Issuance of treasury stock under incentive stock programs	—	—	2	—	1	4	—	—	6
Stock compensation and related tax benefit	270	3	2,842	—	—	—	—	—	2,845

Reclassification of unearned compensation upon adoption of SFAS 123(R)	—	—	(30)	30	—	—	—	—	—
Amortization of unearned compensation – restricted stock	—	—	13	—	—	—	—	—	13

Balance as of February 3, 2007	55,998	$560	$301,526	$—	(25,104)	$(217,560)	$(1,888)	$310,567	$393,205

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended

	February 3,	January 28,	January 29,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$11,669	$609	$41,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	40,099	37,216	39,796
Amortization of intangible assets	263	94	—
Amortization of lease valuations, net	(3,150)	(428)	(844)
Stock compensation programs	2,191	319	90
Loss on disposal of fixed assets	2,243	2,391	2,848
Gain on sale of available for sale securities and other investments	(3,528)	(813)	—
Deferred tax (benefit) expense	(4,387)	4,186	6,948
Cumulative effect of change in accounting principle, net of income taxes	—	2,277	—
Extraordinary gain on acquisition of businesses, net of income taxes	(10,721)	—	(3,166)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	819	(2,469)	2,980
Merchandise inventory	10,520	28,534	(4,009)
Prepaid expenses and other	146	1,067	(104)
Other assets	(490)	544	(2,730)
Accounts payable	3,804	(38,776)	48,080
Income taxes receivable/payable	2,247	(7,863)	(15,151)
Accrued expenses and other current liabilities	(3,305)	(2,831)	(10,442)
Deferred rent and other liabilities	(1,152)	1,190	(206)

Net cash provided by operating activities	47,268	25,247	105,931

INVESTING ACTIVITIES:
Purchases of fixed assets	(48,289)	(41,330)	(33,398)
Acquisition of businesses	(78,810)	—	(2,000)
Proceeds from sale of available-for-sale securities and other investments	4,228	813	—

Net cash used by investing activities	(122,871)	(40,517)	(35,398)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	5,760
Proceeds from capital lease obligations	—	12,877	—
Payments of long-term debt	(473)	(444)	(252)
Payments of capital lease obligations	(3,182)	(2,117)	(551)
Payments of debt issue costs	—	(495)
Payments for purchases of treasury stock	—	(31,270)	(40,247)
Excess tax benefit from stock award exercises	36	—	—
Proceeds from exercise of stock awards	643	4,160	2,603

Net cash used by financing activities	(2,976)	(17,289)	(32,687)

Net (decrease) increase in cash and cash equivalents	(78,579)	(32,559)	37,846
Cash and cash equivalents, beginning of year	197,209	229,768	191,922

Cash and cash equivalents, end of year	$118,630	$197,209	$229,768

Supplemental disclosures and non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$6	$7	$10
Issuance of deferred / restricted shares under deferred / restricted stock plans	105	—	51
Income tax benefit resulting from exercises of stock options	—	1,621	1,946
Interest paid	5,529	2,901	2,331

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, home video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of February 3, 2007, the Company operated 992 stores totaling approximately 6.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned. During Fiscal 2006 and 2005, the Company acquired 80% interests in two companies that are fully consolidated for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated. Certain amounts in previously issued consolidated financial statements were reclassified to conform to 2006 presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2006, 2005, and 2004 ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Fiscal 2006 had 53 weeks and 2005 and 2004 had 52 weeks. The 53rd week in Fiscal 2006 contributed approximately $23.0 million in sales.

The Company adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective February 3, 2007. In accordance with SFAS No. 158, the Company recorded a liability equal to the underfunded status of the Company sponsored Supplemental Executive Retirement Plan (“SERP”) and “Director Retirement Plan” as of the November 1, 2006 measurement date. See Note 9 to the Consolidated Financial Statements for detailed discussion.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized during 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of January 29, 2006 as well as awards granted in Fiscal 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

For periods 2005 and prior, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25, in accounting for its fixed plan stock options. Under this method, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Unearned compensation recognized for restricted stock awards is amortized to expense over the vesting period of the stock award using the straight-line method. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, prior to 2006, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 123 and SFAS No.148.

The Company adopted FASB Interpretation No. (“FIN”) 47 Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases. See Note 2 to the Consolidated Financial Statements for detailed discussion.

Concentration of Business Risks: The Company purchases merchandise inventory for its stores from approximately 990 suppliers, with approximately 68% of purchases being made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music and Video Distribution, Fox Video Inc., Paramount Home Video, Buena Vista Home Video, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results and also result in a decrease in vendor support for the Company’s advertising programs.

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

Fixed Assets and Depreciation: Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements	Lesser of estimated useful life of the asset or the lease term
Fixtures and equipment	3-7 years (estimated useful life of the asset)
Buildings and improvements	10-30 years

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

There were no impairment losses recorded in Fiscal 2006, 2005 or 2004. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $2.2 million, $2.4 million and $2.8 million in Fiscal 2006, 2005 and 2004, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated. Also, actual store closures usually occur within three to six months of the planned store closure date.

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

Investments in Unconsolidated Affiliates: Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to operations. Write-offs of investments in unconsolidated affiliates for other than temporary decline in market value are reflected in SG&A expenses in the Consolidated Statements of Operations. There were no write-offs of investments in unconsolidated affiliates in Fiscal 2006, 2005 and 2004.

Revenue Recognition: The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales are recognized as revenue upon delivery to and acceptance by the customer. Loyalty card revenue is amortized over the life of the card. Sales are recorded net of estimated amounts for sales returns and other allowances. Shipping and handling fee income from the Company’s Internet operations is recognized as net sales. The Company records shipping and handling costs in cost of goods sold. Sales are recorded net of applicable sales taxes.

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

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print advertising and other promotional events. The Company accounts for vendor allowances in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $29.7 million, $22.0 million, and $23.9 million in Fiscal 2006, 2005, and 2004, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs in accordance with EITF No. 02-16, were $10.7 million, $9.6 million, and $11.8 million in Fiscal 2006, 2005, and 2004, respectively.

Lease Accounting: The Company accounts for rent expense and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) in conformity with Generally Accepted Accounting Principles (“GAAP”), as clarified by the Chief Accountant of the U.S. Securities and Exchange Commission in a February 2005 letter to the American Institute of Certified Public Accountants. The Company’s calculation of straight-line rent expense includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the lives of the related leases. The tenant improvement allowances are recorded as deferred rent in the Consolidated Balance Sheet and are amortized as a reduction in rent expense over the life of the related leases.

Store Closing Costs: Management periodically evaluates the closing of underperforming stores. Reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was approximately $21.0 million and $17.8 million at the end of Fiscal 2006 and 2005, respectively When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2006, 2005 and 2004 in the amount of $3.6 million, $2.9 million and $4.7 million, respectively.

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

Comprehensive Income (Loss): The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income and results are presented within the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss). Comprehensive income for Fiscal 2006 consisted of net income and adjustments to the pension liability recorded under SFAS No. 158. Comprehensive loss for Fiscal 2005 and income for Fiscal 2004 consisted of net income and adjustments to the pension liability recorded under SFAS No. 87.

Stock-Based Compensation: Effective January 29, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which amends SFAS No. 123 and supersedes APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated.

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested options awarded annually to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share. Options to purchase 2,273,057 shares of the Company’s common stock, representing approximately 24% of the total options outstanding, became immediately vested and exercisable as a result of this action. The number of shares and exercise prices of the options subject to the acceleration remained unchanged. Also, all of the other terms of the options remain the same. Based upon an analysis performed in accordance with SFAS No.123, the acceleration of vesting of these stock options resulted in compensation expense of $5.9 million, in the pro forma net income (loss) results. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statement of Operations in future financial statements upon the adoption of SFAS No.123 (R), Share-Based Payment, which the Company adopted on January 29, 2006. The acceleration of the vesting of these stock options reduced the amounts recognized by the Company as share-based compensation expense, net of income taxes, by approximately $2.4 million in Fiscal 2006 and will reduce compensation expense by approximately $1.9 million in Fiscal 2007, $1.2 million in Fiscal 2008, and $0.4 million in Fiscal 2009. The accelerated options included 1,355,000 options held by executive officers and 918,057 options held by other employees. Based on the Company’s closing stock price of $6.25 per share on the date of accelerated vesting, the exercise prices of all of the options were above the closing market price.

Total stock-based compensation expense recognized in the Consolidated Statement of Operations for Fiscal 2006 was $2.2 million, before income taxes. The related total deferred tax benefit was approximately $0.9 million. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption. As of February 3, 2007, there was $3.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.4 years.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments for Fiscal 2005 and 2004.

($ in thousands except for per share amounts)	Fiscal Year

	2005	2004

Net income, as reported	$609	$41,841
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	180	159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,521)	(2,919)

Pro forma net (loss) income	$(6,732)	$39,081

Earnings (loss) per share:
Basic - as reported	$0.02	$1.21
Basic– pro forma	$(0.21)	$1.13
Diluted – as reported	$0.02	$1.15
Diluted – pro forma	$(0.21)	$1.08

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan

	2006	2005	2004

Dividend yield	0%	0%	0%
Expected volatility	65.9% - 71.2%	55%	57%
Risk-free interest rate	4.64% - 5.04%	3.71% - 4.34%	3.71%
Expected option life in years	4.93 – 7.12	5 – 6.25	5
Weighted average fair value per share of options granted during the year	$3.42	$6.59	$3.49

Earnings Per Share: Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year

	2006	2005	2004

Weighted average common shares outstanding – basic	30,797	31,962	34,531
Dilutive effect of employee stock awards	1,189	170	1,766

Weighted average common shares outstanding – diluted	31,986	32,132	36,297

Antidilutive stock awards	7,290	4,756	1,631

Antidilutive stock awards outstanding were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares during the period.

Fair Value of Financial Instruments: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The carrying value of the Company’s long-term debt including current portion, approximates fair value based on estimated discounted future cash flows for remaining maturities and rates currently offered to the Company for similar debt instruments. The Company had outstanding product import letters of credit with a fair value of $36 thousand and $0.3 million as of February 3, 2007 and January 28, 2006 respectively.

Segment Information: The Company has one reportable segment in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following table shows revenues by merchandise category:

	Fiscal year

	2006	2005	2004

	($ in thousands)
Music	$650,352	$663,712	$750,612
Home Video	552,722	371,965	398,043
Video games	114,514	90,408	89,297
Other	153,569	112,401	127,181

Total	$1,471,157	$1,238,486	$1,365,133

The “Other” category includes electronics, accessories and trend items, none of which individually exceeds 5% of total sales.

Recently Issued Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. SFAS No. 159 is not expected to significantly impact the Company’s Consolidated Financial Statements.

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

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 will be effective for the Company’s fiscal year beginning February 4, 2007. The Company is currently evaluating the impact of this interpretation on the Company’s Consolidated Financial Statements.

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

The following table illustrates the effect on income before extraordinary gain, net income and related per share amounts as if the Company had applied the provisions of FIN 47 retroactively:

	Fiscal Year

($ in thousands, except for per share amounts)	2005	2004

Income before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, as reported	$2,886	$38,675
Pro forma income before extraordinary gain - unallocated negative goodwill and cumulative effect of change in accounting principle	$2,922	$38,946

Net income as reported	$609	$41,841

Proforma net income	$2,922	$42,112

Proforma liability	$4,327	$4,408

Basic earnings per share:
Earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, as reported	$0.09	$1.12
Pro forma earnings per share before extraordinary gain- unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.13

Basic earnings per share as reported	$0.02	$1.21

Pro forma basic earnings per share	$0.09	$1.22

Diluted earnings per share:

Earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle, as reported	$0.09	$1.06

Pro forma earnings per share before extraordinary gain- unallocated negative goodwill and cumulative effect of change in accounting principle	$0.09	$1.07

Diluted earnings per share as reported	$0.02	$1.15

Pro forma diluted earnings per share	$0.09	$1.16

Note 3. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holding Corp. (“Musicland”). The acquisition of Musicland’s assets provided the Company with the ability to leverage its overhead expenses over a greater store base, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement (“APA”), the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (samgoody.com), Suncoast Motion Picture Company (suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The Consolidated Statement of Operations for Fiscal 2006 includes the results of Musicland beginning March 27, 2006.

The purchase price for the acquired Musicland assets was $78.8 million, including acquisition-related costs of $1.8 million. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of February 3, 2007 as follows:

($ in thousands)

Assets Acquired:
Inventory	$112,612

Liabilities Assumed:
Accrued expenses and other	$11,062
Other long-term liabilities	5,280

Total liabilities assumed	$16,342

Net assets acquired	$96,270

From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes $6.7 million. The extraordinary gain represents the excess of the fair value of net assets acquired over the purchase price. The purchase price was allocated on a preliminary basis during the thirteen weeks ended April 29, 2006 using information available at the time. The extraordinary gain recorded as of April 29, 2006 was $0.9 million, which was net of income taxes of $0.7 million. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired must be finalized within twelve months following the date of acquisition. Accordingly, the purchase price allocation has been adjusted between April 29, 2006 and February 3, 2007, resulting in an adjustment to the extraordinary gain of $9.8 million, which is net of income taxes of $6.0 million. The pre-tax increase in the extraordinary gain from April 29, 2006 to February 3, 2007 represents adjustments to the value of acquired inventory ($1.9 million), an adjustment to customer liabilities related to the former Musicland loyalty program ($3.4 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($6.1 million) and an adjustment to occupancy related expenses ($1.5 million) and an adjustment to the cash purchase price ($2.9 million).

The financial information in the table below summarizes the combined results of operations of the Company and Musicland, on a pro forma basis as though the companies had been combined at the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma information does not include one time items related to purchase accounting, including the extraordinary gain arising from unallocated negative goodwill.

The pro forma Consolidated Statement of Operations for Fiscal 2006 combines the historical results of the Company for Fiscal 2006 and the historical results of Musicland for the period preceding the acquisition from January 29, 2006 through March 27, 2006.The pro forma Consolidated Statement of Operations for Fiscal 2005 combines the historical results of the Company and Musicland for the periods. The following is the pro forma information, exclusive of the effect of purchase accounting adjustments:

($ in thousands, except for per share amounts)	2006	2005

Pro forma sales	$1,519,620	$1,625,981
Pro forma loss before extraordinary gain- unallocated negative goodwill and cumulative effect of a change in accounting principle	(1,573)	(1,837)

Pro forma net loss	$(1,573)	$(4,114)

Pro forma net loss before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, per basic share	$(0.05)	$(0.06)

Pro forma net loss before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, per diluted share	$(0.05)	$(0.06)

Pro forma net loss per basic share	$(0.05)	$(0.13)

Pro forma net loss per diluted share	$(0.05)	$(0.13)

In March 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. The Company has committed funding of $5.2 million, of which $4.0 million has been funded as of February 3, 2007. Pro forma results of operations including the results of Mix & Burn LLC have not been presented because the pro forma effect of the acquisition would not be material to the Company’s results of operations. Mix & Burn LLC is a provider of digital content services to retailers nationwide. Using its technology, consumers can create custom music CDs from an extensive catalog of new and old content. This acquisition will enable the Company’s retail locations to offer customers new content, new products and new services relating to music players and music player enabled cell phones in its stores.

Note 4. Fixed Assets
Fixed assets consist of the following:

	February 3, 2007	January 28, 2006

	($ in thousands)
Buildings	$26,493	$26,275
Fixtures and equipment	229,115	196,296
Leasehold improvements	157,935	159,041

	413,543	381,612
Allowances for depreciation and amortization	(275,291)	(249,814)

	$138,252	$131,798

Depreciation and amortization expense related to the Company’s distribution center facility and equipment of $3.1 million, $3.1 million and $2.5 million in 2006, 2005 and 2004, respectively, is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Depreciation and amortization of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year

	2006	2005	2004

	($ in thousands)
Cost of sales	$3,108	$3,076	$2,466
Selling, general and administrative expenses	36,991	34,140	37,330

Total	$40,099	$37,216	$39,796

Note 5. Debt

On January 5, 2006, the Company entered into a new five year, $100 million revolving secured credit facility agreement (“Credit Agreement”) with Bank of America, N.A. At the election of the Company, loans under the Credit Agreement bear interest on the principal amount at a rate equal to either, the Prime Rate or Adjusted LIBOR plus 0.75%. The principal amount of all outstanding loans under the Credit Agreement together with any accrued but unpaid interest, are due and payable on January 6, 2010, unless otherwise paid earlier pursuant to the terms of the Credit Agreement. Payments of amounts due under the Credit Agreement are secured by the Company’s eligible merchandise inventory, proceeds from sale of merchandise inventory and the stock of the Company’s subsidiaries.

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

On March 23, 2006, the Company entered into a First Amendment of the Credit Agreement with Bank of America, N.A. which increased the maximum amount available for borrowing under the revolving secured credit facility to $130 million, under the same terms and conditions.

On October 20, 2006, the Company entered into a Second Amendment of the Credit Agreement with Bank of America, N.A. which increased the maximum amount available for borrowing under the revolving secured credit facility to $150 million, under the same terms and conditions.

During Fiscal 2006, 2005 and 2004, the highest aggregate balances outstanding under the revolving credit facility were $107.5 million, $27.2 million and $28.0 million, respectively. As of February 3, 2007 and January 28, 2006, the Company had $36 thousand and $0.5 million, respectively, in outstanding letter of credit obligations under the Credit Agreements with Bank of America, N.A. The Company had $150 million and $99.5 million, respectively, available for borrowing as of February 3, 2007 and January 28, 2006.

During 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of February 3, 2007, the outstanding balance on the loan was $4.6 million. The following table presents principal cash payments of long-term debt by expected maturity dates as of February 3, 2007:

Long-term debt

($ in thousands)
2007	506
2008	537
2009	570
2010	606
2011	646
Thereafter	1,726

Total	4,591
Less: current portion	506

Long –term debt obligation	$4,085

Note 6. Income Taxes

Income tax (benefit) expense consists of the following:

		Fiscal Year

	2006	2005	2004

	($ in thousands)
Federal – current	$2,090	$(3,887)	$(3,969)
State – current	256	791	1,913
Deferred	(4,387)	4,186	6,948

	$(2,041)	$1,090	$4,892

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	17.9%	52.2%	2.1%
Change in federal valuation allowance	99.3%	(5.9)%	(2.1%)
Closing of federal tax examination	—	—	(24.2%)
Corporate-owned life insurance payment settlement, net	(21.4)%	5.9%	0.5%
Cash surrender value – insurance/ benefit programs	10.7%	(4.2)%	(0.2)%
Executive compensation	(13.1)%	3.3%	0.4%
Tax exempt income	17.7%	(3.2)%	(0.3)%
Closing of tax periods	18.1%	(8.8)%	—
Tax credits	27.6%	(7.8)%	(0.2)%
Recognized deferred tax asset	—	(43.3%)	—
Other	(5.1)%	4.2%	0.2%

Effective income tax rate	186.7%	27.4%	11.2%

During 2004, the Company closed a federal tax examination for periods through the Company’s 2000 fiscal year. The settlement closed all outstanding matters related to corporate-owned life insurance policies which were part of the Company’s acquisition of CM Holdings Inc. (“Camelot”) in 1999. As a result of the closing agreement with the Internal Revenue Service (“IRS”), the Company recorded a tax benefit of $10.5 million, which reversed federal income tax payable amounts originally recorded in the years covered by the examination. The closing of the federal tax examination further resulted in the recording of a state deferred tax benefit, net of federal tax effect of $0.9 million in 2004, attributable to state net operating loss carryforwards from Camelot. The amounts and utilization of these state net operating loss carryforwards had been uncertain until the closing of the federal tax examination in 2004. During 2005, the Company recognized a tax benefit of $2.0 million attributable to the effect of additional deductible temporary differences. The Other category is comprised of various items, including non deductible meals, dues, penalties, amortization and graduated rate brackets.

During 2000, the United States District Court for the District of Delaware issued an opinion upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the 2000 court decision. During 2003, the Company and the IRS agreed on final computational and payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in 2003. Under the final payment terms, the Company has agreed with the IRS to make annual interest payments and a final principal payment of approximately $7.1 million in 2007. The remaining accrued liability attributable to this matter as of February 3, 2007, including accrued interest, is $7.2 million which is included in income tax payable in the Consolidated Balance Sheet.

Significant components of the Company’s deferred tax assets are as follows:

	February 3, 2007	January 28, 2006

	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$1,888	$1,031
Inventory	5,459	2,308
Retirement and compensation related accruals	7,172	5,490
Fixed assets	3,532	2,537
Federal and state net operating loss and credit carryforwards	10,381	14,690
Real estate leases, including deferred rent	11,839	12,511
Losses on investments	2,475	3,714
Goodwill	6,251	7,264
Other	493	582

Gross deferred tax assets before valuation allowance	49,490	50,127
Less: valuation allowance	(7,736)	(11,350)

Total deferred tax assets	$41,754	$38,777

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$41,754	$38,777

The net deferred tax asset is classified on the Company’s Consolidated Balance Sheets as follows:

	February 3,	January 28,
	2007	2006

	($ in thousands)
Current deferred tax asset	$9,039	$11,266
Non-current deferred tax asset, net	32,715	27,511

	$41,754	$38,777

The net deferred tax asset as of February 3, 2007 reflects the tax effect ($1.2 million) of the reduction of deductible temporary differences related to the extraordinary gain – unallocated negative goodwill associated with the Musicland acquisition and the tax effect ($0.2 million) of the combined reductions in deductible temporary differences related to the exercise and cancellation of stock options accounted for under SFAS No. 123(R), Share-Based Payment, charged to Additional Paid-In Capital and to changes in the Company’s pension liability accounted for under SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, charged to Accumulated Other Comprehensive Loss.

The net deferred tax asset as of January 28, 2006, reflects the tax effect ($1.5 million) of the cumulative effect of change in accounting principle (see Note 2 of Notes to the Consolidated Financial Statements) and the tax effect ($0.04 million) of the reduction of a deductible temporary difference related to restricted stock that was charged to Additional Paid -In Capital.

The Company had a net operating loss carryforward of $1.8 million for federal income tax purposes and $161.4 million for state income tax purposes as of the end of Fiscal 2006 that expire at various times through 2025 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized.

In addition, the Company has capital loss carryforwards of $3.5 million for federal income tax purposes which expire in Fiscal 2007. A 100% valuation allowance has been established against the deferred tax asset related to these capital loss carryforwards.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon historic and projected levels of taxable income over the periods in which the deferred tax assets are deductible, and tax planning strategies, the valuation allowance decreased from $11.4 million to $7.7 million, a level where management believes that it is more likely than not that the tax benefit will be realized. The net decrease in the valuation allowance included a $2.2 million decrease reflected as state income taxes, net of federal tax effect, due to the closing of tax examinations and higher taxable income realized in Fiscal 2006 and $0.4 million included in income taxes related to the extraordinary gain for unallocated negative goodwill. The federal valuation allowance was decreased by $1.1 million to account for the reduction in the deferred tax asset attributable to losses on investments resulting from an investment gain.

During Fiscal 2006, the Company received a net income tax refund of approximately $0.1 million. The Company paid income taxes, net of refunds, of approximately $4.7 million and $12.5 million during Fiscal 2005 and 2004, respectively.

Note 7. Commitments and Contingencies

During 2000, the United States District Court for the District of Delaware issued an opinion upholding the IRS’ disallowance of deductions of interest expense related to corporate-owned life insurance policies through fiscal 1994. The original accrual for additional income taxes resulting from disallowed interest expense deductions was recorded following the 2000 court decision. During 2003, the Company and the IRS agreed on final computational and payment terms for an amount less than previously accrued, which resulted in an income tax benefit of $2.1 million in 2003. Under the final payment terms, the Company has agreed with the IRS to make annual interest payments and a final principal payment of approximately $7.1 million in 2007. The remaining accrued liability attributable to this matter as of February 3, 2007, including accrued interest, is $7.2 million which is recorded in income taxes payable in the Consolidated Balance Sheets. In addition, there is an accrued liability of $1.5 million, representing exposure to potential state income taxes associated with this matter included in deferred rent and other liabilities in the Consolidated Balance Sheets as of February 3, 2007. The entire accrued liability of $8.7 million, including accrued interest, was included in deferred rent and other long-term liabilities in the Consolidated Balance Sheets as of January 28, 2006.

In March 2006, the Company acquired an 80% interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. The Company has committed funding of $5.2 million, of which $4.0 million has been funded as of February 3, 2007.

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

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	February 3, 2007	January 28, 2006

	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	12,824	12,824

	22,166	22,166

Allowances for depreciation and amortization	(10,325)	(7,170)

	$11,841	$14,996

The Company leases 991 stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for additional rent based on a percentage of sales.

Net rental expense was as follows:

	Fiscal Year

	2006	2005	2004

	($ in thousands)
Minimum rentals	$130,802	$108,581	$115,422
Contingent rentals	1,453	1,226	1,372

	$132,255	$109,807	$116,794

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at February 3, 2007 are as follows:

	Operating	Capital
	Leases	Leases

	($ in thousands)
2007	116,934	4,831
2008	100,935	4,709
2009	62,197	4,709
2010	42,637	2,709
2011	27,363	1,963
Thereafter	48,293	7,392

Total minimum payments required	$398,359	$26,313

Less: amounts representing interest		11,426

Present value of minimum lease payments		14,887
Less: current portion		2,887

Long-term capital lease obligations		$12,000

Interest rates on capital leases were between 5.65% and 28% per annum.

During 2005, the Company financed the replacement of its point-of-sale system through a capital lease arrangement in the amount of $12.0 million. The lease arrangement has an average interest rate of 5.76% and will be repaid in monthly installments of approximately $229,000 through June 2010. As of February 3, 2007, the outstanding balance on this lease was $8.2 million.

Note 9. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years. Total expense related to the Plan was approximately $1,003,000, $957,000 and $897,000 in Fiscal 2006, 2005 and 2004, respectively.

Stock Award Plans

The Company has six employee stock award plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). The Compensation Committee of the Board of Directors may grant options to acquire shares of the Company’s common stock to employees of the Company at the fair market value of the common stock on the date of grant. The Company has stopped issuing stock options under the Old Plans. Under the New Plan, the Company generally issues Stock-Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance.

Options and SSARS authorized for issuance under the Old and New Plans total 19.8 million. As of February 3, 2007, of the options authorized for issuance under the Old Plans and New Plan, 9.7 million were granted and are outstanding, 7.4 million of which were vested and exercisable. Options available for future grants at February 3, 2007 and January 28, 2006 were 3.7 million and 4.7 million, respectively.

Under the terms of the Camelot merger agreement, all options issued under the Camelot 1998 Stock Option Plan (the “Camelot Plan”) were converted to the Company’s options. The Camelot Plan provided for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company’s common stock. Vesting of the options was originally over a four-year period with a maximum term of ten years. Based on the terms of the Camelot Plan, vesting was accelerated based on the market performance of the Company’s common stock whereby 50% of the options vested on March 13, 1998. The remaining 50% vested on April 22, 1999 in connection with the merger. At February 3, 2007, 16,950 options were outstanding and exercisable. The Company stopped issuing stock options under the Camelot Stock Option Plan as of April 22, 1999.

The following table summarizes information about the stock awards outstanding under the Old Plans, the New Plan and the Camelot Plan as of February 3, 2007:

	Outstanding				Exercisable

Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$2.67-$5.33	2,841,273	6.9	$4.08	$4,858,577	887,890	$3.55	$1,988,874
5.34-8.00	393,500	8.7	6.97	5,625	76,875	7.17	—
8.01-10.00	1,913,810	4.7	8.44	—	1,913,810	8.44	—
10.01-13.33	3,000,200	3.9	10.92	—	2,992,700	10.92	—
13.34-16.00	1,365,995	6.4	14.57	—	1,365,995	14.57	—
16.01-18.67	173,925	1.2	17.79	—	173,925	17.79	—
18.68-24.00	2,000	0.0	23.75	—	2,000	23.75	—

Total	9,690,703	5.4	$8.91	$4,864,202	7,413,195	$10.20	$1,988,874

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $5.79 as of February 3, 2007, which would have been received by the award holders had all award holders under the Old Plans, New Plan and Camelot Plans exercised their awards as of that date. The total number of in-the-money awards exercisable as of February 3, 2007 was 887,890.

The Company also has a stock award plan for non-employee directors (the “1990 Plan”). Awards under this plan are granted at an exercise price determined by the Compensation Committee of the Board of Directors. Under the 1990 Plan, awards generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under this plan which vest equally in three years from date of grant. As of February 3, 2007, there were 750,000 awards authorized for issuance and 363,401 awards have been granted and are outstanding, 142,161 of which were vested and exercisable. There are 54,105 shares of common stock reserved for possible future option grants under the 1990 Plan.

In connection with the Company’s merger with Camelot in April 1999 all options issued under the Camelot Outside Director Stock Option Plan (the “Camelot Director Plan”) were converted to the Company’s options. As of February 3, 2007, there were 4,750 options outstanding and exercisable under the Camelot Director Plan. The Company no longer issues options under the Camelot Director Plan. The 1990 Plan and Camelot Director Plan are collectively referred to as the “Director Plans”.

The following table summarizes information about the stock awards outstanding under the Director Plans at February 3, 2007:

	Outstanding				Exercisable

Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.00-$2.67	249,901	8.1	$0.00	$1,446,927	47,411	$0.00	$274,510
2.68-5.33	4,500	0.2	3.36	10,935	4,500	3.36	10,935
5.34-8.00	30,000	6.8	6.44	—	22,500	6.44	—
8.01-10.00	26,000	4.4	8.66	—	26,000	8.66	—
10.01-13.33	53,250	3.8	11.80	—	42,000	11.40	—
13.34-16.00	4,500	1.2	15.12	—	4,500	15.12	—

Total	368,151	6.9	$3.07	$1,457,862	146,911	$6.35	$285,445

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $5.79 as of February 3, 2007, which would have been received by the award holders had all award holders under the Director Plans exercised their awards as of that date. The total number of in-the-money awards exercisable as of February 3, 2007 was 51,911.

The following tables summarize activity under the Stock Award Plans:

	Employee Stock Award Plans			Director Stock Award Plans

	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price	Number of Shares Subject To Option	Option Price Range Per Share	Weighted Average Exercise Price

Balance January 31, 2004	8,446,391	$1.21-$23.75	$7.63	420,071	$0.00-$15.12	$4.98
Granted	1,299,250	7.50-10.31	10.30	62,080	0.00-0.00	0.00
Exercised	(706,614)	1.21-10.92	3.54	(57,145)	0.00-10.94	2.93
Canceled	(135,826)	2.66-17.79	8.02	(30,111)	0.00-8.95	0.52

Balance January 29, 2005	8,903,201	$1.21-$23.75	$8.34	394,895	$0.00-$15.12	$4.17
Granted	1,371,725	7.10-14.32	12.74	48,516	0.00-13.28	4.11
Exercised	(634,977)	1.21-12.44	6.17	(78,000)	1.18-3.68	3.12
Canceled	(118,413)	3.50-17.79	10.31	(27,135)	0.00-15.12	2.15

Balance January 28, 2006	9,521,536	$1.58-$23.75	$9.10	338,276	$0.00-$15.12	$4.56
Granted	987,675	5.32-7.29	5.38	105,000	0.00-0.00	0.00
Exercised	(232,762)	1.58-3.96	2.73	(34,500)	0.00-1.35	0.18
Canceled	(585,746)	2.80-17.79	8.48	(40,625)	8.02-15.12	10.05

Balance February 3, 2007	9,690,703	$3.16-$23.75	$8.91	368,151	$0.00-$15.12	$3.07

During Fiscal 2006, 2005 and 2004, the Company recognized expenses of approximately $477,000, $296,000 and $218,000, respectively, for deferred shares issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares vest under these grants over a period of two to five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of February 3, 2007, a total of 330,000 shares have been granted, of which 240,000 shares have vested and 85,000 shares had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period. The amount amortized to expense in Fiscal 2006, 2005 and 2004, net of the impact of forfeitures, was approximately $13,000, $16,000 and $28,000, respectively. As of February 3, 2007, outstanding awards and shares available for grant totaled 5,000 and 655,000, respectively.

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

The Company accounts for the SERP and the Director Retirement Plan in accordance with SFAS No 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires that the funded status of defined benefit pension plans, or the difference between the fair value of plan assets and the projected benefit obligation, be recognized in the Consolidated Balance Sheet. This differs from the accounting under SFAS No. 87, which required the difference between the fair value of plan assets and the accumulated benefit obligation to be recorded in the Consolidated Balance Sheet. SFAS No. 158 does not require retrospective application. Accordingly, the Consolidated Balance Sheet as of January 28, 2006 has not been restated. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end statement of financial position, however, this requirement of the statement is effective for fiscal years ending after December 15, 2008. Accordingly, the Company has not adopted this provision of SFAS No. 158 for the year ended February 3, 2007, however this provision will be adopted in accordance with the aforementioned requirements. For Fiscal 2006 and 2005, the measurement date for the plans is November 1.

As a result of the adoption of SFAS No. 158, the following incremental impacts were recognized in the Company’s Consolidated Balance Sheet as of February 3, 2007:

Balance Sheet Impact of SFAS No. 158 Adoption

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158

	($ in thousands)

Deferred taxes	$31,092	$1,623	$32,715
Other assets	15,767	(3,400)	12,367

Total Assets	831,467	(1,777)	829,690

Deferred rent and other liabilities	39,740	508	40,248

Total Liabilities	435,977	508	436,485

Accumulated other comprehensive income (loss)	397	(2,285)	(1,888)

Total Shareholder’s Equity	$395,490	$(2,285)	$393,205

For Fiscal 2006, 2005 and 2004, net periodic pension cost recognized under both plans totaled approximately $2.2 million, $1.9 million, and $1.4 million, respectively. The accrued pension liability for the plans was approximately $13.3 million and $15.2 million at February 3, 2007 and January 28, 2006, respectively. In addition, an intangible asset, which is included in other assets in the Consolidated Balance Sheets, to reflect the amount of projected benefit obligation representing unrecognized prior service cost, of approximately $3.7 million was recorded at January 28, 2006. Under SFAS 158, no intangible asset representing unrecognized prior service cost is recorded as of February 3, 2007.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	February 3, 2007	January 28, 2006

	($ in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$16,108	$14,232
Service cost	679	531
Interest cost	885	782
Actuarial (gain)* / loss	(4,346)	604
Benefits paid	(50)	(41)

Projected Benefit obligation at end of year	$13,276	$16,108

Fair value of plan assets at end of year	—	—

Reconciliation of Funded Status:
Funded status	(13,276)	(16,108)
Unrecognized prior service cost	3,400	3,742
Unrecognized net actuarial (gain) / loss	(171)	4,451

Accrued benefit cost	(10,047)	(7,915)
Additional liability	(3,229)	(7,279)

Accrued pension liability	$(13,276)	$(15,194)

* The actuarial gain of $4.3 million in Fiscal 2006 is due to the non-vested termination of two plan participants, an increase in the discount rate from 5.50% to 5.75% and a 5 year extension of the assumed retirement age for the Company’s Chief Executive Officer.

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 3, 2007	January 28, 2006

	($ in thousands)

Accrued pension liability	$(13,276)	$(15,194)
Intangible assets	—	3,742
Accumulated other comprehensive loss	1,888	2,048
Deferred tax asset	1,341	1,489

Net amount recognized	$(10,047)	$(7,915)

The accumulated benefit obligation for the plans was $12.8 million and $15.2 million at February 3, 2007 and January 28, 2006, respectively, which exceeds plan assets ($0).

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	February 3, 2007	January 28, 2006

	$ in thousands
Projected benefit obligation	$13,276	$16,108
Accumulated benefit obligation	$12,768	$15,194
Fair value of plan assets	—	—

Components of Net Periodic Pension Cost:

($ in thousands)	2006	Fiscal Year 2005	2004

Service cost	$679	$531	$402
Interest cost	885	782	628
Amortization of prior service cost	343	342	342
Amortization of net loss	275	243	18

Net periodic pension cost	$2,182	$1,898	$1,390

During Fiscal 2006, the pre-tax amounts recognized in other comprehensive income are summarized below:

($ in thousands)	Fiscal Year 2006
Net prior service recognized as a component of net periodic pension cost	$343
Net actuarial loss recognized as a component of net periodic pension cost	275
Net actuarial gain arising during the period	3,598

4,216
Income tax effect	1,771

Other comprehensive income	$2,445

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic pension cost as of February 3, 2007 are summarized below.

($ in thousands)	February 3, 2007

Net unrecognized actuarial gain	$(171)
Net unrecognized prior service cost	3,400

Accumulated other comprehensive loss	$3,229

In Fiscal 2007, approximately $342,000 of net unrecognized prior service cost and approximately $2,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at February 3, 2007, will be recognized as components of net periodic pension cost.

Assumptions:

	Fiscal Year

	2006	2005

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	5.50%
Salary increase rate	4.00%	4.00%
Measurement date	Nov 1, 2006	Nov 1, 2005

	Fiscal Year
	2006	2005	2004

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.50%	6.00%
Salary increase rate	4.00%	4.00%	4.00%

The Company expects to make $50,450 in benefit payments during 2007.

The discount rate is based on the rates implicit in high-quality fixed-income investments currently available as of the measurement date. The Citigroup Pension Discount Curve (CPDC) rates are intended to represent the spot rates implied by the high quality corporate bond market in the U.S. The projected benefit payments attributed to the projected benefit obligation have been discounted using the CPDC mid-year rates and the discount rate is the single constant rate that produces the same total present value.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

($ in thousands)

2007	$50
2008	51
2009	64
2010	101
2011	143
2012 and thereafter	$6,091

Note 10. Shareholders’ Equity

On May 28, 2003, the Company’s Board of Directors authorized the repurchase of 10 million outstanding shares of the Company’s Common Stock from time to time on the open market. The Company had repurchased 15 million shares of common stock under previously announced programs. As of the end of Fiscal 2005, the Company had purchased the 10 million shares outstanding under the stock repurchase program, at a total cost of $88.5 million. There are currently no repurchase programs outstanding. As of February 3, 2007 and January 28, 2006, the Company held 25,103,990 and 25,104,990 shares, respectively, in treasury stock.

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

Note 11. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $2.0 million, $1.9 million and $1.8 million in Fiscal 2006, 2005 and 2004 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2006, 2005 and 2004. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $4,100, $4,400 and $14,500 in Fiscal 2006, 2005 and 2004 respectively.

The Company regularly utilizes privately chartered aircraft owned or partially owned by Mr. Higgins, for Company business. The Company charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins, for Company business. Payments to Crystal Jet aggregated approximately $11,000, $6,000 and $10,000 in Fiscal 2006, 2005 and 2004, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation, to charter the aircraft owned by Mr. Higgins, in Fiscal 2006, 2005 and 2004 were approximately $526,000, $276,000 and $314,000, respectively. The Company believes that the charter rates and terms are as favorable to the Company as those generally available to it from other commercial charters.

Michael Solow, a member of the Company’s Board of Directors, is a partner of the law firm Kaye Scholer LLP, which rendered legal services to the Company in Fiscal 2004 for which the Company incurred fees of $115,000. Kaye Scholer concluded its representation of the Company in Fiscal 2004.

Note 12. Quarterly Financial Information (Unaudited)

	Fiscal 2006 Quarter Ended

	2006	2/03/07	10/28/06	7/29/06	4/29/06

	($ in thousands, except for per share amounts)

Sales	$1,471,157	$586,680	$297,679	$298,261	$288,537
Gross profit	519,222	203,755	108,811	106,212	100,444
Income (loss) before extraordinary gain - unallocated negative goodwill	948	32,461	(13,305)	(10,217)	(7,991)
Extraordinary gain – unallocated negative goodwill, net of income taxes	10,721	5,387	1,925	2,475	934

Net income (loss)	$11,669	$37,848	$(11,380)	$(7,742)	$(7,057)

Basic earnings (loss) per share before extraordinary gain – unallocated negative goodwill	$0.03	$1.05	$(0.43)	$(0.33)	$(0.26)
Extraordinary gain – unallocated negative goodwill, net of income taxes	0.35	0.18	0.06	0.08	0.03

Basic earnings (loss) per share	$0.38	$1.23	$(0.37)	$(0.25)	$(0.23)

Diluted earnings (loss) per share before extraordinary gain – unallocated negative goodwill	$0.03	$1.00	$(0.43)	$(0.33)	$(0.26)
Extraordinary gain – unallocated negative goodwill, net of income taxes	0.33	0.17	0.06	0.08	0.03

Diluted earnings (loss) per share	$0.36	$1.17	$(0.37)	$(0.25)	$(0.23)

	Fiscal 2005 Quarter Ended

	2005	1/28/06	10/29/05	7/30/05	4/30/05

	($ in thousands, except for per share amounts)

Sales	$1,238,486	$458,563	$241,395	$253,118	$285,410
Gross profit	431,613	151,175	82,998	92,875	104,565
Income (loss) before cumulative effect of a change in accounting principle	2,886	22,255	(11,468)	(6,947)	(954)
Cumulative effect of a change in accounting principle, net of income taxes	(2,277)	(2,277)	—	—	—

Net income (loss)	$609	$19,976	$(11,468)	$(6,947)	$(954)

Basic earnings (loss) per share before cumulative effect of a change in accounting principle	$0.09	$0.72	$(0.36)	$(0.21)	$(0.03)
Cumulative effect of a change in accounting principle, net of income taxes	$(0.07)	$(0.07)	—	—	—

Basic earnings (loss) per share	$0.02	$0.65	$(0.36)	$(0.21)	$(0.03)

Diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$0.09	$0.70	$(0.36)	$(0.21)	$(0.03)
Cumulative effect of a change in accounting principle, net of income taxes	$(0.07)	$(0.07)	—	—	—

Diluted earnings (loss) per share	$0.02	$0.63	$(0.36)	$(0.21)	$(0.03)

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

3.8

Rights Agreement, between Trans World Entertainment Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent – incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-A filed August 11, 2000. Commission File No. 0-14818.

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

4.3

Second Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 23, 2006. Commission File No. 0-14818.

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

10.5

Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant, for additional office space at 38 Corporate Circle — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

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

10.17

Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission file No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 19, 2007, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007.

*31.2	Certification of Chief Financial Officer dated April 19, 2007, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007.

*32

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 19, 2007, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007.

*Filed herewith.