Form 10-Q
period 2007-05-05
TRANS WORLD ENTERTAINMENT CORP
filed 2007-06-14
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 5, 2007

OR

__      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value,
31,075,684 shares outstanding as of June 1, 2007

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q
Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at May 5, 2007,
February 3, 2007 and April 29, 2006	3

Condensed Consolidated Statements of Operations –
Thirteen Weeks Ended May 5, 2007 and April 29, 2006	4

Condensed Consolidated Statements of Cash Flows –
Thirteen Weeks Ended May 5, 2007 and April 29, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4 – Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 1A- Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6 - Exhibits and Reports on Form 8-K	25

Signatures	26

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 5,	February 3,	April 29,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,688	$118,630	$17,887
Merchandise inventory	494,687	504,860	568,735
Income taxes receivable, net	1,060	---	3,119
Deferred taxes	8,081	9,039	12,673
Other current assets	26,423	13,827	15,224
Total current assets	543,939	646,356	617,638

NET FIXED ASSETS	131,186	138,252	128,658
DEFERRED TAXES	34,516	32,715	29,593
OTHER ASSETS	12,004	12,367	15,925
TOTAL ASSETS	$721,645	$829,690	$791,814

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$171,147	$306,377	$232,057
Borrowings under line of credit	55,000	---	35,550
Income taxes payable, net	---	13,646	---
Accrued expenses and other	51,219	56,736	77,573
Current portion of long-term debt	514	506	484
Current portion of capital lease obligations	2,814	2,887	3,144
Total current liabilities	280,694	380,152	348,808

LONG-TERM DEBT, less current portion	3,954	4,085	4,464
CAPITAL LEASE OBLIGATIONS, less current portion	11,278	12,000	14,093
OTHER LONG-TERM LIABILITIES	38,969	40,248	52,364
TOTAL LIABILITIES	334,895	436,485	419,729

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 56,175,449, 55,998,109 and 55,876,421
shares issued, respectively)	562	560	559
Additional paid-in capital	302,496	301,526	299,297
Treasury stock at cost (25,102,990, 25,103,990 and
25,104,990 shares, respectively)	(217,555)	(217,560)	(217,564)
Accumulated other comprehensive loss	(1,888)	(1,888)	(2,048)
Retained earnings	303,135	310,567	291,841
TOTAL SHAREHOLDERS’ EQUITY	386,750	393,205	372,085
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$721,645	$829,690	$791,814

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006

Sales	$286,307	$288,537
Cost of sales	181,926	188,093
Gross profit	104,381	100,444
Selling, general and administrative expenses	118,799	114,104
Loss from operations	(14,418)	(13,660)
Interest expense, net	1,403	495
Loss before income tax benefit and extraordinary gain
- unallocated negative goodwill	(15,821)	(14,155)
Income tax benefit	(6,752)	(6,164)
Loss before extraordinary gain - unallocated
negative goodwill	(9,069)	(7,991)
Extraordinary gain - unallocated negative goodwill,
net of income taxes of $0 and $720, respectively	---	934
Net loss	$(9,069)	$(7,057)

BASIC LOSS PER SHARE:
Loss per share before extraordinary gain -unallocated
negative goodwill	$(0.29)	$(0.26)

Extraordinary gain – unallocated negative goodwill	---	0.03
Basic loss per share	$(0.29)	$(0.23)

Weighted average number of common
shares outstanding – basic	30,956	30,649

DILUTED LOSS PER SHARE:
Loss per share before extraordinary gain -unallocated
negative goodwill	$(0.29)	$(0.26)

Extraordinary gain – unallocated negative goodwill	---	0.03
Diluted loss per share	$(0.29)	$(0.23)

Weighted average number of common
shares outstanding – diluted	30,956	30,649

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net cash used by operating activities	$(155,958)	$(135,542)

Cash flows from investing activities:
Purchases of fixed assets	(3,601)	(5,928)
Acquisition of businesses	---	(73,079)
Net cash used by investing activities	(3,601)	(79,007)

Cash flows from financing activities:
Proceeds from line of credit	55,000	35,550
Payments of long-term debt	(123)	(116)
Payments of capital lease obligations	(795)	(834)
Proceeds from the exercise of stock awards	535	627
Net cash provided by financing activities	54,617	35,227

Net decrease in cash and cash equivalents	(104,942)	(179,322)
Cash and cash equivalents, beginning of year	118,630	197,209
Cash and cash equivalents, end of period	$13,688	$17,887
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$6	$ ---
Issuance of deferred shares	160	---

See Accompanying Notes to Condensed Consolidated Financial Statements.

     TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 5, 2007 and April 29, 2006

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, home video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of May 5, 2007, the Company operated 972 stores totaling approximately 5.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Seasonality:

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2006, the fourth fiscal quarter accounted for approximately 40% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, could be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Note 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned and two majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 3, 2007 has been derived from the Company’s February 3, 2007 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 5, 2007 and April 29, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. Certain reclassifications have been made to prior periods to conform to the current period presentation.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 3, 2007.

Note 3. Stock Based Compensation

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which amends SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. SFAS No. 123 (R) establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 5, 2007 and April 29, 2006 was $0.4 million and $0.3 million, respectively, before income taxes. The related total deferred tax benefit was approximately $0.2 million and $0.1 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

As of May 5, 2007, there was approximately $4.3 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 3.1 years.

The Company has six employee stock award plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). Additionally, the Company has a stock award plan for non-employee directors (the “1990 Plan”). The Company has stopped issuing stock options under the Old Plans. Under the New Plan, the Company generally issues Stock-Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance. Under the 1990 Plan, awards generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under the 1990 Plan which vest equally in three years from date of grant.

Stock awards authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of May 5, 2007, of the awards authorized for issuance, 10.4 million were granted and are outstanding, 7.9 million of which were vested and exercisable. Awards available for future grants at May 5, 2007 were 3.2 million.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes award valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirteen weeks ended May 5, 2007:

Thirteen weeks ended
May 5, 2007
Dividend yield	0%
Expected stock price volatility	66.9% - 68.7%
Risk-free interest rate	4.54% - 4.64%
Expected award life (in years)	5-6
Weighted average fair value per share of
awards granted during the period	$3.40

The Company has not paid dividends in the past and does not plan to pay dividends in the near future. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the awards. The expected award life (in years) represents the estimated period of time until exercise and is based on historical experience of similar awards.

The following table summarizes stock award activity during the thirteen weeks ended May 5, 2007:

	Employee and Director Stock Award Plans
	Number of	Weighted	Weighted
	Shares	Average	Average
	Subject	Exercise	Remaining
	To Award	Price	Contractual
			Term
Balance February 3, 2007	10,058,854	$8.69	5.5
Granted	632,216	4.42	---
Exercised	(154,614)	3.46	---
Forfeited or expired	(153,573)	8.38	---
Balance May 5, 2007	10,382,883	8.52	5.5
Exercisable at May 5, 2007	7,898,287	$9.73	4.6

The intrinsic value of stock awards exercised was $290,000 during the thirteen weeks ended May 5, 2007. The intrinsic value of stock awards outstanding and exercisable as of May 5, 2007 was $4,459,000 and $2,307,000, respectively.

Note 4. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid a retired director an annual retirement benefit. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to deferred shares of the Company’s Common Stock. Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of their benefits to deferred shares.

The measurement date for the SERP and Director Retirement Plan is November 1 using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	May 5,	April 29,
	2007	2006
	($ in thousands)
Service cost	$54	$170
Interest cost	191	221
Amortization of prior service cost	85	85
Amortization of net (gain)/loss	(1)	69
Net periodic pension cost	$329	$545

During the thirteen weeks ended May 5, 2007, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $15,000 in benefits relating to the Director Retirement Plan during Fiscal 2007.

Note 5. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holding Corp. (“Musicland”). The acquisition of Musicland’s assets provided the Company with the ability to leverage its overhead expenses over a greater store base, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement, the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (samgoody.com), Suncoast Motion Picture Company (suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The unaudited condensed consolidated statement of operations for the thirteen weeks ended April 29, 2006 includes the results of Musicland beginning March 27, 2006.

The purchase price for the acquired Musicland assets was $78.8 million, including acquisition-related costs of $1.8 million. From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes of $6.7, representing the excess of the fair value of net assets acquired over the purchase price. The extraordinary gain recorded during the thirteen weeks ended April 29, 2006 was $0.9 million, which was net of income taxes of $0.7 million.

In March 2006, the Company acquired a majority interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. Mix & Burn LLC is a provider of digital content services to retailers nationwide. Using its technology, consumers can create custom music CDs from an extensive catalog of new and old content. This acquisition enables the Company’s retail locations to offer customers new content, new products and new services relating to music players and music player enabled cell phones in its stores.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the assets of the Company. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of May 5, 2007, the Company had borrowed $55.0 million, under the revolving credit facility, had $0 in outstanding letter of credit obligations under the revolving credit facility and $95.0 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen week period ended May 5, 2007 was 6.41% .

As of April 29, 2006, the Company had borrowed $35.6 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $68.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended April 29, 2006 was 6.51% .

Note 7. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are more-likely-than-not to be upheld based on their technical merits. Additionally, the measurement of a tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of adopting the provisions of FIN 48 are to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.

The Company adopted FIN 48 as of February 4, 2007 which resulted in a $1.6 million decrease in the Company’s reserve for uncertain tax positions. At the beginning of Fiscal 2007 the Company had $2.3 million of gross unrecognized tax benefits, $2.2 million of which would affect the Company’s tax rate. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through February 2, 2008.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters for the years through 2000 and all material state and local income tax matters for the years through 2002.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense (benefit). The Company had $0.6 million accrued for interest and penalties as of February 4, 2007.

Note 8. Comprehensive Loss

The Company accounts for comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Other accumulated comprehensive loss that the Company currently reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen weeks ended
May 5, 2007 and April 29, 2006.

Note 9. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended
	May 5,	April 29,
	2007	2006
	(in thousands)
Cost of sales	$679	$756
Selling, general and administrative expenses	9,241	8,652

Total	$9,920	$9,408

Note 10. Earnings Per Share

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 5, 2007	April 29, 2006
	(in thousands)

Weighted average common shares outstanding –
basic	30,956	30,649
Dilutive effect of employee stock awards	---	---
Weighted average common shares outstanding–
diluted	30,956	30,649

Anti-dilutive stock awards	6,949	7,340

For the thirteen week periods ended May 5, 2007, and April 29, 2006, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 11. Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Note 12. Contractual Obligations and Commitments.

The Company’s Annual Report on Form 10-K for the year ended February 3, 2007 provides a summary of the Company’s contractual obligations at February 3, 2007, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. There were no material commitments entered into and there have been no material changes in the status of existing commitments during the thirteen weeks ended May 5, 2007.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 5, 2007 and April 29, 2006

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, home video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

At May 5, 2007, the Company operated 972 stores totaling approximately 5.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, home video and video games and related products. In total, these categories represented 89% of the Company’s sales in the thirteen weeks ended May 5, 2007. The balance of categories, including software accessories, boutique and electronic products represented 11% of the Company’s sales in the thirteen weeks ended May 5, 2007.

The Company’s success has been, and will continue to be, contingent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 9 to the condensed consolidated financial statements). SG&A expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, stock-based compensation and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended February 3, 2007 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Major music vendors reduce the credit with a per unit charge which varies depending on the type of merchandise being returned. The Company records these charges in cost of sales.

Valuation of Long-Lived Assets:

The Company assesses the potential impairment of long-lived assets to determine if any part of the carrying value may not be recoverable. Factors that the Company considers to be important when assessing impairment include:

  significant underperformance relative to historical or projected future operating results;
  significant changes in the manner of the use of assets or the strategy for the Company’s overall business;
  significant negative industry or economic trends;

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed.

Income Taxes:

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income and viable tax planning strategies. Valuation allowances are recorded against deferred tax assets if, based upon management’s estimates of realizability, it is more likely than not that some portion or all of these deferred tax assets will not be realized. The accounting for tax positions in accordance with FIN 48 requires management to make estimates relative to the likelihood of realization upon ultimate settlement of certain tax positions. For additional discussion regarding income taxes refer to Note 7 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 6 in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the year ended February 3, 2007.

Stock-based Compensation:

The Company accounts for stock-based compensation under SFAS No. 123(R) which requires compensation to be recorded based on the fair value of stock awards on the date of grant. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates to be used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair values using the Black-Scholes valuation model. The Black-Scholes model requires the Company to make estimates of the following assumptions:

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

Accounting for Gift Card Liability:

The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company reverses card liability when either customers redeem cards, at which point the Company records revenue; or the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions at the end of a reporting period. Estimated liability is equal to two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical redemption experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around gift card sales and redemptions have not changed significantly over time.

RESULTS OF OPERATIONS

     Thirteen Weeks Ended May 5, 2007
Compared to the Thirteen Weeks Ended April 29, 2006

The following table sets forth a period over period comparison of the Company’s sales by category:

	Thirteen weeks ended
	May 5,	April 29,	Change	%	Comparable
	2007	2006			Store Sales
	(in thousands except store data)

Sales:	$ 286,307	$ 288,537	($2,230)	(0.8)%	(10.1)%
As a percentage of sales
Music	44%	52%			(21.1)%
Home Video	38%	32%			3.7%
Video Games	7%	7%			(11.8)%
Other	11%	9%			10.5%

Store Count:	972	1,107	(135)	(12.2)%

Sales. The decrease in sales during the thirteen weeks ended May 5, 2007 resulted from a comparable store sales decline of 10.1%, partially offset by an increases in average store count to 982 during the thirteen weeks ended May 5, 2007 compared to 864 during the thirteen weeks ended April 29, 2006.

Music:

The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The CD category represented 96% of total music sales for the thirteen weeks ended May 5, 2007.

The Company’s music sales for the thirteen weeks ended May 5, 2007 decreased 16.7% from last year and comparable store sales in the CD category decreased 20.8% . The decrease corresponded with continued industry declines. According to Soundscan, total music industry unit sales were down 17.4% in the first quarter of 2007 as compared to last year.

Home Video:

The Company offers home video products in all of its stores. DVD represented 99% of the home video category sales in the thirteen weeks ended May 5, 2007. Comparable store sales in the home video category increased 3.7% driven by a comparable store sales increase of 5.5% in the DVD category. The DVD increase was partially offset by the exit of VHS product.

Video Games:

The Company offers video game hardware and software in most of its stores. Comparable store sales decreased 11.8% in the thirteen weeks ended May 5, 2007 due to lower hardware and software sales.

Other:

The Company offers accessory items for the use, care and storage of entertainment software, along with boutique and electronic products. For the thirteen weeks ended May 5, 2007, comparable store sales on a combined basis increased 10.5% for these categories. In addition, on a combined basis, these categories represented 11% of total sales during the thirteen weeks ended May 5, 2007 compared to 9% for the thirteen weeks ended April 29, 2006. The increase in this category was driven by added sales of MP3 players and mobile phones.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended		Change
	(in thousands)
	May 5, 2007	April 29, 2006	$	%
Gross Profit	$104,381	$100,444	$3,937	3.9%

As a percentage of	36.5%	34.8%
sales

The increase in gross profit as a percentage of sales reflects increased gross margin in the Company’s core categories of music and home video.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended		Change
	(in thousands)
	May 5, 2007	April 29, 2006	$	%
SG&A Expenses	$118,799	$114,104	$4,695	4.1%

As a percentage of	41.5%	39.5%
sales

The increase of $4.7 million in SG&A expenses during the thirteen weeks ended May 5, 2007 is due to the costs associated with a greater store count as, on average, the Company operated 982 stores during the thirteen weeks ended May 5, 2007 compared to 864 during the thirteen weeks ended April 29, 2006. SG&A expenses as a percentage of sales increased from 39.5% for the thirteen weeks ended April 29, 2006 to 41.5% for the thirteen weeks ended May 5, 2007 due to the increased costs described above coupled with the 0.8% sales decline from last year.

Interest Expense, Net. Net interest expense was $1.4 million during the thirteen weeks ended May 5, 2007 compared to $0.5 million for the thirteen weeks ended April 29, 2006. The increase is due to higher average borrowings under the Company’s revolving credit facility.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax expense (benefit):

	Thirteen weeks ended
	(in thousands)
	May 5, 2007	April 29, 2006
Income tax benefit before impact of
quarter-specific items	$(7,189)	$(6,005)

Effective tax rate before impact of
quarter specific items	45.4%	42.4%

Tax expense (benefit) of quarter-specific
items	437	(159)

Income tax benefit	$(6,752)	$(6,164)

The Company records its quarterly income tax (benefit) expense based on an estimate of its annual effective tax rate, which further requires the Company to estimate its annual pretax income. The higher the estimate of annual pre-tax income, the lower the tax rate, due to the inclusion in income tax expense of certain taxes that are incurred regardless of the level of taxable income and due to the impact of nondeductible expenses. Conversely, these items cause the tax rate to increase as pre-tax income (and estimates thereof) decrease. The effective tax rate before impact of quarter-specific items for the thirteen weeks ended May 5, 2007 increased because the estimate of annual pre-tax income for 2007 is lower than the estimate of 2006 annual pre-tax income used to determine income taxes for the thirteen weeks ended April 29, 2006.

For the thirteen weeks ended May 5, 2007, the tax expense associated with quarter-specific items is primarily attributable to changes in state tax laws enacted during the period. For the thirteen weeks ended April 29, 2006, the tax benefit associated with quarter-specific items is attributable to federal tax credits approved by the IRS net of a reduction in estimated realization of state net operating losses.

Extraordinary Gain – Unallocated Negative Goodwill. On March 27, 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. During the thirteen weeks ended April 29, 2006, the Company determined the preliminary purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain of $0.9 million, net of income taxes of $0.7 million, related to unallocated negative goodwill.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended
	(in thousands)
	May 5, 2007	April 29, 2006
Loss before extraordinary	$(9,069)	$(7,991)
gain

Extraordinary gain –
unallocated negative
goodwill, net of income taxes
of $0 and $0.7 million	---	934
respectively

Net loss	$(9,069)	$(7,057)

Net loss increased $2.0 million to $9.1 million during the thirteen weeks ended May 5, 2007, as a $5.6 million increase in SG&A expenses and net interest expense was partially offset by a $3.9 million increase in gross profit and $0.6 increase in income tax benefit. Additionally, last year’s net loss included an extraordinary gain of $0.9 million, net of taxes, related to the Musicland acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows. The Company’s primary sources of working capital are cash provided by operations and borrowings under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including the seasonality of sales and results from operations, merchandise inventory purchases and the related terms on the purchases, tax payments, capital expenditures, and store acquisitions. Management believes it will have adequate resources to fund its cash needs for the foreseeable future.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 5, 2007 and April 29, 2006:

	Thirteen weeks ended		Change
(in thousands)	May 5,	April 29,	$
	2007	2006
Operating Cash Flows	$(155,958)	$(135,542)	$(20,416)
Financing Cash Flows	54,617	35,227	19,390
Acquisition of businesses	---	(73,079)	73,079
Capital Expenditures	3,601	5,928	(2,327)

Cash and Cash
Equivalents	13,688	17,887	(4,199)
Merchandise Inventory	494,687	568,735	(74,048)
Working Capital	263,245	268,830	(5,585)

The Company had cash and cash equivalents of $13.7 million at May 5, 2007, compared to $118.6 million at February 3, 2007 and $17.9 million at April 29, 2006. Merchandise inventory was $84 per square foot at May 5, 2007, compared to $93 per square foot at April 29, 2006. Merchandise inventory as of April 29, 2006 included approximately $35 million of merchandise inventory at a third party distribution center as part of the Musicland transaction.

Cash used by operating activities was $156.0 million for the thirteen weeks ended May 5, 2007. The primary uses of cash were a $135.1 million seasonal reduction of accounts payable and $6.5 million in federal and state income tax payments. The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

The seasonality of the Company’s earnings in its fiscal fourth quarter also results in the timing of substantially all income tax payments to be made subsequent to year end. These cash uses are offset by a significant cash source in the fiscal fourth quarter from the increase in sales during the holiday season.

Cash provided by financing activities was $54.6 million for the thirteen weeks ended May 5, 2007. The primary source of cash of $55.0 million was from borrowings under the Company’s revolving credit facility.

The Company has a five year, $150 million revolving secured credit agreement with Bank of America, N.A that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the assets of the Company. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a similar, replacement facility upon its expiration. As of May 5, 2007, the Company had borrowed $55.0 million, under the revolving credit facility, had $0 in outstanding letter of credit obligations under the revolving credit facility and $95.0 million was available for borrowing.

Capital Resources. During the thirteen weeks ended May 5, 2007, the Company made capital expenditures of $3.6 million. The Company plans to spend approximately $35 million for capital expenditures in 2007.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75% . If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 5, 2007, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

(b) Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 3, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6 - Exhibits

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 14, 2007	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 14, 2007	By: /s/ JOHN J. SULLIVAN
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)