Form 10-Q
period 2007-08-04
TRANS WORLD ENTERTAINMENT CORP
filed 2007-09-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
AUGUST 4, 2007
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

     Common Stock, $.01 par value,
31,081,909 shares outstanding as of August 31, 2007

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 4,	February 3,	July 29,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,258	$118,630	$18,213
Merchandise inventory	474,753	504,860	505,463
Income taxes receivable, net	16,358	---	8,741
Deferred taxes	7,795	9,039	12,916
Other current assets	27,482	13,827	13,320
Total current assets	539,646	646,356	558,653

NET FIXED ASSETS	125,781	138,252	135,183
DEFERRED TAXES	34,561	32,715	31,724
OTHER ASSETS	11,691	12,367	14,574
TOTAL ASSETS	$711,679	$829,690	$740,134

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$166,494	$306,377	$191,289
Borrowings under line of credit	61,755	---	40,728
Income taxes payable, net	---	13,646	---
Accrued expenses and other current liabilities	51,014	56,736	70,253
Current portion of long-term debt	521	506	491
Current portion of capital lease obligations	2,864	2,887	3,075
Total current liabilities	282,648	380,152	305,836

LONG-TERM DEBT, less current portion	3,822	4,085	4,338
CAPITAL LEASE OBLIGATIONS, less current portion	10,544	12,000	13,407
OTHER LONG-TERM LIABILITIES	37,591	40,248	51,508
TOTAL LIABILITIES	334,605	436,485	375,089

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 56,184,899, 55,998,109 and 55,943,389
shares issued, respectively)	562	560	559
Additional paid-in capital	302,894	301,526	299,999
Treasury stock at cost (25,102,990, 25,103,990 and
25,104,990 shares, respectively)	(217,555)	(217,560)	(217,564)
Accumulated other comprehensive loss	(1,888)	(1,888)	(2,048)
Retained earnings	293,061	310,567	284,099
TOTAL SHAREHOLDERS’ EQUITY	377,074	393,205	365,045
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$711,679	$829,690	$740,134

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Sales	$267,305	$298,261	$553,612	$586,798
Cost of sales	169,343	192,049	351,269	380,142
Gross profit	97,962	106,212	202,343	206,656
Selling, general and administrative expenses	114,823	128,857	233,622	242,961
Loss from operations	(16,861)	(22,645)	(31,279)	(36,305)
Interest expense	1,836	1,504	3,278	2,428
Other income	(97)	(3,565)	(136)	(3,994)
Loss before income taxes and extraordinary gain
- unallocated negative goodwill	(18,600)	(20,584)	(34,421)	(34,739)
Income tax benefit	(8,526)	(10,367)	(15,278)	(16,531)
Loss before extraordinary gain
- unallocated negative goodwill	(10,074)	(10,217)	(19,143)	(18,208)
Extraordinary gain - unallocated negative goodwill,
net of income taxes of $0, $2,087 and $0,$2,807,	---	2,475	---	3,409
respectively
Net loss	$(10,074)	(7,742)	$(19,143)	$(14,799)

BASIC LOSS PER SHARE:
Loss per share before extraordinary gain
-unallocated negative goodwill	$(0.32)	(0.33)	$(0.62)	$(0.59)
Extraordinary gain - unallocated negative goodwill,
net of income taxes	---	0.08	---	0.11
Basic loss per share	$(0.32)	(0.25)	$(0.62)	$(0.48)

Weighted average number of common
shares outstanding – basic	31,051	30,818	31,004	30,731

DILUTED LOSS PER SHARE:
Loss per share before extraordinary gain
-unallocated negative goodwill	$(0.32)	(0.33)	$(0.62)	$(0.59)
Extraordinary gain - unallocated negative goodwill,
net of income taxes	---	0.08	---	0.11
Diluted loss per share	$(0.32)	(0.25)	$(0.62)	$(0.48)

Weighted average number of common
shares outstanding – diluted	31,051	30,818	31,004	30,731

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended
	August 4,	July 29,
	2007	2006
Net loss	$(19,143)	$(14,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	19,785	19,182
Amortization of intangible assets	148	115
Amortization of lease valuations, net	(687)	(958)
Stock compensation	905	992
Loss on disposal of fixed assets	1,633	1,147
Gain on sale of available-for-sale securities and other investments	---	(3,528)
Deferred tax benefit	189	(8,669)
Extraordinary gain on acquisition of business, net of income taxes	---	(3,409)
Changes in operating assets and liabilities, net of effects of acquisitions:
Merchandise inventory	30,107	8,016
Other current assets	(13,657)	1,366
Other assets	334	202
Accounts payable	(139,724)	(115,727)
Income tax receivable/(payable)	(28,490)	(7,849)
Accrued expenses and other current liabilities	(5,978)	(3,731)
Other long-term liabilities	(2,442)	1,470
Net cash used by operating activities	(157,020)	(126,180)

Cash flows from investing activities:
Purchases of fixed assets	(8,947)	(23,219)
Acquisition of businesses	---	(73,079)
Proceeds from sale of available-for-sale securities and other investments	---	4,116
Net cash used by investing activities	(8,947)	(92,182)

Cash flows from financing activities:
Proceeds from line of credit	61,755	40,728
Payments of long-term debt	(248)	(235)
Payments of capital lease obligations	(1,479)	(1,587)
Proceeds from the exercise of stock options	567	460
Net cash provided by financing activities	60,595	39,366

Net decrease in cash and cash equivalents	(105,372)	(178,996)

Cash and cash equivalents, beginning of year	118,630	197,209
Cash and cash equivalents, end of period	$13,258	$18,213
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$6	$ ---
Issuance of deferred shares	$160	$105

See Accompanying Notes to Condensed Consolidated Financial Statements.

     TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
August 4, 2007 and July 29, 2006

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, home video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of August 4, 2007, the Company operated 963 stores totaling approximately 5.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned, and two majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. Certain reclassifications have been made to prior periods to conform to the current period presentation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 3, 2007 has been derived from the Company’s February 3, 2007 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

Total stock-based compensation expense recognized in the condensed consolidated statements of operations, before income taxes, was approximately $0.5 million for the thirteen weeks ended August 4, 2007 and July 29, 2006 and the related total deferred tax benefit was approximately $0.2 million in each period.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $0.9 million and $1.0 million, respectively, before income taxes. The related total deferred tax benefit was approximately $0.4 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006.

As of August 4, 2007, there was approximately $4.0 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.9 years.

The Company has six employee stock award plans, the 1986 Stock Option Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). Additionally, the Company has a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans. Under the New Plan, the Company generally issues Stock-Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance. Under the 1990 Plan, awards generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under the 1990 Plan which vest equally in three years from date of grant.

Stock awards authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of August 4, 2007, of the awards authorized for issuance, 10.2 million were granted and are outstanding, 7.7 million of which were vested and exercisable. Awards available for future grants at August 4, 2007 were 3.2 million.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes award valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended August 4, 2007:

Twenty-six weeks ended
August 4, 2007
Dividend yield	0%
Expected stock price volatility	65.1% - 68.7%
Risk-free interest rate	4.54% - 4.94%
Expected award life (in years)	5-7
Weighted average fair value per share of awards granted during the period	$3.40

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

The following table summarizes stock award activity during the twenty-six weeks ended August 4, 2007:

	Employee and Director Stock Award Plans
	Number of	Weighted	Weighted
	Shares	Average	Average
	Subject	Exercise	Remaining
	To Award	Price	Contractual
			Term
Balance February 3, 2007	10,058,854	$8.69	5.5
Granted	647,216	4.43	---
Exercised	(164,064)	3.46	---
Forfeited or expired	(351,861)	9.91	---
Balance August 4, 2007	10,190,145	8.47	5.4
Exercisable at August 4, 2007	7,711,980	$9.70	4.4

The intrinsic value of stock awards exercised during the thirteen and twenty-six weeks ended August 4, 2007 was $13,000 and $290,000, respectively. The intrinsic value of stock awards outstanding and exercisable as of August 4, 2007 was $3,826,000 and $1,921,000, respectively.

Note 4. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP, which is unfunded, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to deferred shares of the Company’s Common Stock. Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of their benefits to deferred shares.

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

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$54	$170	$108	$340
Interest cost	191	221	382	442
Amortization of prior service cost	86	85	171	170
Amortization of net (gain)/loss	(0)	69	(1)	138
Net periodic pension cost	$331	$545	$660	$1,090

During the twenty-six weeks ended August 4, 2007, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $15,000 in benefits relating to the Director Retirement Plan during Fiscal 2007.

Note 5. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holding Corp. (“Musicland”). At the time of acquisition, the acquisition of Musicland’s assets provided the Company with the ability to leverage its overhead expenses over a greater store base, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement, the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (samgoody.com), Suncoast Motion Picture Company (suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The unaudited condensed consolidated statement of operations for the twenty-six weeks ended July 29, 2006 includes the results of Musicland beginning March 27, 2006.

The purchase price for the acquired Musicland assets was $78.8 million, including acquisition-related costs of $1.8 million. From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes of $6.7, representing the excess of the fair value of net assets acquired over the purchase price. The extraordinary gain recorded during the thirteen and twenty-six weeks ended July 29, 2006 was $2.5 million and $3.4 million, respectively, which was net of income taxes of $2.1 million and $2.8 million, respectively.

In March 2006, the Company acquired a majority interest in Mix & Burn LLC, a company that is fully consolidated for financial reporting. Mix & Burn LLC is a provider of digital content services to retailers nationwide. Using its technology, consumers can create custom music CDs from an extensive catalog of new and old content. This acquisition enables the Company’s retail locations to offer customers new content, new products and new services relating to music players and music player enabled cell phones.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the assets of the Company. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of August 4, 2007, the Company had borrowed $61.8 million, under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $88.1 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 4, 2007 and July 29, 2006 was 6.32% and 6.05%, respectively.

During the thirteen week period ended July 29, 2006, the Company’s borrowing capacity under the revolving credit facility was $130 million. As of July 29, 2006, the Company had borrowed $40.7 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $63.2 million was available for borrowing.

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

The Company adopted FIN 48 as of February 4, 2007 which resulted in a $1.6 million decrease in the Company’s reserve for uncertain tax positions. At the beginning of Fiscal 2007 the Company had $3.2 million of gross unrecognized tax benefits, $1.7 million (net of offsetting benefits from different taxing jurisdictions) of which would affect the Company’s tax rate if recognized. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions through February 2, 2008.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters for the years through 2000 and all material state and local income tax matters for the years through 2002.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense (benefit). The Company had $0.8 million accrued for interest and penalties as of February 4, 2007.

Note 8. Comprehensive Loss

The Company accounts for comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Other accumulated comprehensive loss that the Company currently reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006.

Note 9. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Cost of sales	$671	$761	$1,350	$1,517
Selling, general and administrative
expenses	9,194	9,012	18,435	17,665
Total	$9,865	$9,773	$19,785	$19,182

Note 10. Earnings Per Share
Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Weighted average common shares outstanding
– basic	31,051	30,818	31,004	30,731
Dilutive effect of employee stock options	---	---	---	---
Weighted average common shares outstanding
– diluted	31,051	30,818	31,004	30,731

Anti-dilutive stock options	6,638	7,289	6,794	7,315

For the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

Note 11. Gain on Sale of Investment in Unconsolidated Affiliate

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

Note 13. Contractual Obligations and Commitments.

The Company’s Annual Report on Form 10-K for the year ended February 3, 2007 provides a summary of the Company’s contractual obligations at February 3, 2007, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. There were no material commitments entered into and there have been no material changes in the status of existing commitments during the thirteen and twenty-six weeks ended August 4, 2007.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
August 4, 2007 and July 29, 2006

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

As of August 4, 2007, the Company operated 963 stores totaling approximately 5.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, home video and video games and related products. In total, these categories represented 88% of the Company’s sales in the twenty-six weeks ended August 4, 2007. The balance of categories, including software accessories, boutique and electronic products represented 12% of the Company’s sales in the twenty-six weeks ended August 4, 2007.

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

Merchandise Inventory and Return Costs:

Merchandise inventory is stated at the lower of cost or market, with cost being determined by the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. Inherent in the entertainment software industry is the risk of obsolete inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. These credits are recorded in cost of sales. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores throughout the year and inventory records are adjusted accordingly.

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

Accounting for Gift Card Liability:
The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company reverses card liability when either: customers redeem cards, at which point the Company records revenue; or the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions at the end of a reporting period. Estimated liability is equal to two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical redemption experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around gift card sales and redemptions have not changed significantly over time.

RESULTS OF OPERATIONS
Thirteen and Twenty-six Weeks Ended August 4, 2007
Compared to the Thirteen and Twenty-six Weeks Ended July 29, 2006

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and twenty-six weeks ended August 4, 2007 and July 29, 2006, by category:

	Thirteen weeks ended					Twenty-six weeks ended
	August 4,	July 29,	Change	%	Comp	August 4,	July 29,	Change	%	Comp
	2007	2006			Store	2007	2006			Store
					Sales					Sales
		(in thousands)					(in thousands)

Sales	$267,305	298,261	($30,956)	(10%)	(6%)	$553,612	$586,798	($33,186)	(6%)	(8%)

As a % of sales
Music	43%	49%			(19%)	43%	50%			(21%)
Home Video	36%	32%			7%	37%	32%			6%
Video Games	8%	7%			5%	8%	7%			(3%)
Other	13%	12%			16%	12%	11%			15%

Store Count:	963	1,091	(128)	(12%)

Sales. Sales decreased 10% and 6% in the thirteen and twenty-six week periods ending August 4, 2007, respectively. The decrease in total sales is primarily due to comparable store sales declines of 6% and 8% for the thirteen and twenty-six week periods ended August 4, 2007, respectively. Additionally, during the thirteen week period ended August 4, 2007, the Company operated 12% fewer stores as compared to the thirteen week period ended July 29, 2006.

      Music:
The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The CD category represented 96% of total music sales for the twenty-six weeks ended August 4, 2007.

During the thirteen and twenty-six weeks ended August 4, 2007, CD sales in comparable stores decreased 20% and 21%, respectively, versus the thirteen and twenty-six weeks ended July 29, 2006. The decrease is directly related with continued industry declines.

      Home Video:
The Company offers home video products, including DVD and VHS, in all of its stores. The DVD category represented 99% of the home video category sales in the twenty-six weeks ended August 4, 2007. Comparable store sales in the DVD category increased 7% during both the thirteen and twenty-six week periods ending August 4, 2007. The increase in DVD sales was driven by catalog performance and strong promotional efforts.

      Video Games:
The Company offers video game hardware and software in most of its stores. Comparable store sales increased 5% during the thirteen weeks ended August 4, 2007 while decreasing 3% during the twenty-six week period ended August 4, 2007. The large difference is due to the 12% comparable store sale decline reported in the first quarter of 2007. The comparable store sales increase over the first quarter was driven by better hardware availability and improved software sales.

      Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with boutique and electronic products. Comparable store sales, on a combined basis, increased 16% and 15% during the thirteen and twenty-six week periods ended August 4, 2007, respectively. In addition, on a combined basis, these categories represented 12% of total sales during the twenty-six weeks ended August 4, 2007 compared to 11% for the twenty-six weeks ended July 29, 2006. The increase in this category was driven by added sales of MP3 players and mobile phones.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	August 4,	July 29,			August 4,	July 29,
	2007	2006	$	%	2007	2006	$	%
Gross Profit	$97,962	$106,212	(8,250)	(8%)	$202,343	$206,656	(4,313)	(2%)

As a % of sales	36.6%	35.6%			36.5%	35.2%

The increase in gross profit as a percentage of sales for the thirteen and twenty-six week periods ended August 4, 2007 reflects increased gross margin across the Company’s core categories of music and home video resulting from a greater percentage of higher margin catalog sales.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	August 4,	July 29,			August 4,	July 29,
	2007	2006	$	%	2007	2006	$	%
SG&A	$114,823	$128,857	(14,034)	(11%)	$233,622	$242,961	(9,339)	(4%)

As a % of sales	43.0%	43.2%			42.2%	41.4%

The $14 million decrease in SG&A expenses for the thirteen weeks ended August 4, 2007 compared to prior year is due to the Company operating an average of 12% fewer stores and the absence of approximately $4.4 million of integration costs related to the Musicland acquisition that were incurred during the thirteen weeks ended July 29, 2006. The increase in SG&A expenses as a percentage of sales from 41.4% for the twenty-six week period ended July 29, 2006 to 42.2% for the twenty-six week period ended August 4, 2007 is due to the overall sales decline of 6%, partially offset by the absence of Musicland acquisition integration costs.

Interest Expense. Interest expense was $1.8 million and $3.3 million during the thirteen and twenty-six week periods ended August 4, 2007 compared to $1.5 million and $2.4 million for the thirteen and twenty-six week periods ended July 29, 2006. The increase is due to higher average borrowings and average interest rates under the Company’s revolving credit facility.

Other Income. Other income includes interest income and a realized gain of $3.5 million on the sale of an investment in an unconsolidated affiliate for the thirteen and twenty-six weeks ended July 29, 2006.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Income tax benefit before impact of
quarter-specific items	$(8,388)	$(8,293)	$(15,576)	$(14,298)

Effective tax rate before impact of quarter
specific items	45.1%	40.3%	45.3%	41.2%

Tax (benefit) expense of quarter-specific
items	(138)	(2,074)	298	(2,233)

Income tax benefit	$(8,526)	$(10,367)	$(15,278)	$(16,531)

The Company records its quarterly income tax (benefit) expense based on an estimate of its annual effective tax rate, which further requires the Company to estimate its annual pretax income. The higher the estimate of annual pre-tax income, the lower the tax rate, due to the inclusion in income tax expense of certain taxes that are incurred regardless of the level of taxable income and due to the impact of nondeductible expenses. Conversely, these items cause the tax rate to increase as pre-tax income (and estimates thereof) decrease. The effective tax rate before impact of quarter-specific items for the thirteen and twenty-six weeks ended August 4, 2007 increased because the estimate of annual pre-tax income for 2007 is lower than the estimate of 2006 annual pre-tax income used to determine income taxes for the thirteen and twenty-six weeks ended July 29, 2006.

For the thirteen weeks ended August 4, 2007, the tax benefit associated with quarter-specific items is primarily attributable to changes in state tax laws enacted during the period. For the thirteen weeks ended July 29, 2006, the tax benefit of quarter-specific items is primarily attributable to a tax-favored gain from the sale of an investment and the net impact of favorable settlements of tax examinations offset by state tax legislation enacted during the quarter.

For the twenty-six weeks ended August 4, 2007, the tax expenses associated with period-specific items is primarily attributable to changes in state tax laws enacted during the period. For the twenty-six weeks ended July 29, 2006, the tax benefit of quarter-specific items is attributable to the net impact of favorable settlements of tax examinations and federal tax credits approved by the IRS offset by state tax legislation enacted during the period and changes in management’s estimates of the realization of state net operating losses.

Extraordinary Gain – Unallocated Negative Goodwill. On March 27, 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. During the thirteen and twenty-six weeks ended July 29, 2006, the Company determined the preliminary purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain of $2.5 million, net of income taxes of $2.1 million and $3.4 million, net of income tax of $2.8 million, related to unallocated negative goodwill for the respective thirteen and twenty-six week periods ended July 29, 2006.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Loss before extraordinary gain	$(10,074)	$(10,217)	$(19,143)	$(18,208)

Extraordinary gain – unallocated
negative goodwill, net of income taxes
of $0, $2,087 and $0, $2,807,	---	2,475	---	3,409
respectively

Net loss	$(10,074)	$(7,742)	$(19,143)	$(14,799)

Loss before extraordinary gain for the thirteen week period August 4, 2007 decreased $0.1 million compared to the thirteen weeks ended July 29, 2006 as the $14.0 million decrease in SG&A expenses offset the $8.3 million decrease in gross profit, $3.5 million decrease in other income, $0.3 million increase in interest expense and $1.8 million decrease in income tax benefit.

Loss before extraordinary gain for the twenty-six week period ended August 4, 2007 increased $0.9 million compared to the twenty-six weeks ended July 29, 2006 as the $9.3 million decrease in SG&A expenses was not enough to offset the $4.3 million decrease in gross profit, $3.9 million decrease in other income, $0.9 increase in interest expense and $1.3 million decrease in income tax benefit.

Net loss for the thirteen and twenty-six week periods ended July 29, 2006 included extraordinary gains, net of tax, of $2.5 million and $3.4 million, respectively.

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

The following table sets forth a summary of key components of cash flow and working capital for the twenty-six weeks ended August 4, 2007 and July 29, 2006:

	Twenty-six weeks ended		Change
(in thousands)	August 4,	July 29,	$
	2007	2006
Operating Cash Flows	$(157,020)	$(126,180)	$(30,840)
Financing Cash Flows	60,595	39,366	21,229

Acquisition of businesses	---	(73,079)	73,079
Capital Expenditures	(8,947)	(23,219)	14,272

Cash and Cash Equivalents	13,258	18,213	(4,955)
Merchandise Inventory	474,753	505,463	(30,710)
Working Capital	256,998	252,817	4,181

The Company had cash balances of $13.3 million at August 4, 2007, compared to $118.6 million at February 3, 2007 and $18.2 million at July 29, 2006. Inventory was $82 per square foot at August 4, 2007, compared to $80 per square foot at July 29, 2006.

Cash used by operating activities was $157.0 million for the twenty-six weeks ended August 4, 2007. The primary use of cash was a $139.7 million seasonal reduction of accounts payable. The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season. In addition, during the thirteen week period ended August 4, 2007, the Company made a final principal and interest payment of $7.4 million in settlement of an agreement with the IRS.

Cash provided by financing activities was $60.6 million for the twenty-six weeks ended August 4, 2007. The primary source of cash was borrowings under the Company’s line of credit of $61.8 million.

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the assets of the Company. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of August 4, 2007, the Company had borrowed $61.8 million, under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $88.1 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 4, 2007 and July 29, 2006 was 6.32% and 6.05%, respectively.

During the thirteen week period ended July 29, 2006, the Company’s borrowing capacity under the revolving credit facility was $130 million. As of July 29, 2006, the Company had borrowed $40.7 million, under the revolving credit facility, had $26.1 million in outstanding letter of credit obligations under the revolving credit facility and $63.2 million was available for borrowing.

Capital Resources. During the twenty-six weeks ended August 4, 2007, the Company made capital expenditures of $8.9 million. The Company plans to spend between $25 million and $28 million for capital expenditures in 2007.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility is variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75% . If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 4, 2007, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4 - Submission of Matters to a Vote of Security Holders

A)	An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 6, 2007.

B)	In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

	Column 1	Column 2
Names of Nominees	Withheld	Votes for
Robert J. Higgins	3,361,518	25,901,469
Brett Brewer	3,304,932	25,958,055
Mark Cohen	3,385,242	25,877,745
Joseph Morone	3,304,832	25,958,155

Item 6 - Exhibits

(A) Exhibits -
Exhibit No.	Description

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 13, 2007	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 13, 2007	By: /s/ John J. Sullivan
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)