Form 10-Q
period 2007-11-03
TRANS WORLD ENTERTAINMENT CORP
filed 2007-12-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2007

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM . . . . . . . TO . . . . . . .

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

     Common Stock, $.01 par value,
31,097,822 shares outstanding as of November 30, 2007

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	November 3,	February 3,	October 28,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,539	$118,630	$13,543
Merchandise inventory	569,087	504,860	656,187
Income taxes receivable, net	26,726	---	3,544
Deferred taxes	10,020	9,039	17,000
Other current assets	27,757	13,827	15,559
Total current assets	649,129	646,356	705,833

NET FIXED ASSETS	119,913	138,252	134,731
DEFERRED TAXES	33,440	32,715	33,133
OTHER ASSETS	11,391	12,367	14,441
TOTAL ASSETS	$813,873	$829,690	$888,138

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$264,540	$306,377	$333,652
Borrowings under line of credit	81,755	---	71,605
Income taxes payable, net	---	13,646	---
Accrued expenses and other current liabilities	52,031	56,736	64,306
Current portion of long-term debt	529	506	499
Current portion of capital lease obligations	2,913	2,887	2,958
Total current liabilities	401,768	380,152	473,020

LONG-TERM DEBT, less current portion	3,688	4,085	4,212
CAPITAL LEASE OBLIGATIONS, less current portion	9,797	12,000	12,710
OTHER LONG-TERM LIABILITIES	35,438	40,248	43,963
TOTAL LIABILITIES	450,691	436,485	533,905

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 56,182,124, 55,998,109 and 55,968,838
shares issued, respectively)	562	560	560
Additional paid-in capital	303,267	301,526	300,562
Treasury stock at cost (25,102,990, 25,103,990 and
25,103,990 shares, respectively)	(217,555)	(217,560)	(217,560)
Accumulated other comprehensive loss	(1,888)	(1,888)	(2,048)
Retained earnings	278,796	310,567	272,719
TOTAL SHAREHOLDERS’ EQUITY	363,182	393,205	354,233
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$813,873	$829,690	$888,138

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	$260,570	$297,679	$814,182	$884,477
Cost of sales	169,238	188,868	520,507	569,009
Gross profit	91,332	108,811	293,675	315,468
Selling, general and administrative expenses	115,196	130,048	348,818	373,009
Loss from operations	(23,864)	(21,237)	(55,143)	(57,541)
Interest expense	1,913	1,653	5,191	4,082
Other income	(15)	(46)	(151)	(4,040)
Loss before income taxes and extraordinary gain
- unallocated negative goodwill	(25,762)	(22,844)	(60,183)	(57,583)
Income tax benefit	(11,499)	(9,539)	(26,777)	(26,070)
Loss before extraordinary gain
- unallocated negative goodwill	(14,263)	(13,305)	(33,406)	(31,513)
Extraordinary gain - unallocated negative goodwill,
net of income taxes of $0, $2,038 and $0, $4,845,	---	1,925	---	5,334
respectively
Net loss	$(14,263)	$(11,380)	$(33,406)	$(26,179)

BASIC LOSS PER SHARE:
Loss per share before extraordinary gain
-unallocated negative goodwill	$(0.46)	$(0.43)	$(1.08)	$(1.02)
Extraordinary gain - unallocated negative goodwill,
net of income taxes	---	0.06	---	0.17
Basic loss per share	$(0.46)	$(0.37)	$(1.08)	$(0.85)

Weighted average number of common
shares outstanding – basic	31,055	30,842	31,021	30,768

DILUTED LOSS PER SHARE:
Loss per share before extraordinary gain
-unallocated negative goodwill	$(0.46)	$(0.43)	$(1.08)	$(1.02)
Extraordinary gain - unallocated negative goodwill,
net of income taxes	---	0.06	---	0.17
Diluted loss per share	$(0.46)	$(0.37)	$(1.08)	$(0.85)

Weighted average number of common
shares outstanding – diluted	31,055	30,842	31,021	30,768

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	November 3,	October 28,
	2007	2006
Net loss	$(33,406)	$(26,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of fixed assets	29,319	29,756
Amortization of intangible assets	223	189
Amortization of lease valuations, net	(845)	(1,239)
Stock compensation	1,403	1,591
Loss on disposal of fixed assets	2,500	1,151
Gain on sale of available-for-sale securities and other investments	---	(3,528)
Deferred tax benefit	(915)	(16,201)
Extraordinary gain on acquisition of business, net of income taxes	---	(5,334)
Changes in operating assets and liabilities, net of effects of acquisitions:
Merchandise inventory	(64,227)	(141,087)
Other current assets	(13,930)	(654)
Other assets	459	(143)
Accounts payable	(41,678)	29,979
Income tax receivable/(payable)	(38,858)	(9,819)
Accrued expenses and other current liabilities	(5,100)	(1,578)
Other long-term liabilities	(4,337)	(1,660)
Net cash used by operating activities	(169,392)	(144,756)

Cash flows from investing activities:
Purchases of fixed assets	(13,480)	(33,675)
Acquisition of businesses	---	(78,750)
Proceeds from sale of available-for-sale securities and other investments	---	4,116
Net cash used by investing activities	(13,480)	(108,309)

Cash flows from financing activities:
Proceeds from line of credit	81,755	71,605
Payments of long-term debt	(374)	(353)
Payments of capital lease obligations	(2,177)	(2,401)
Proceeds from the exercise of stock options	577	548
Net cash provided by financing activities	79,781	69,399

Net decrease in cash and cash equivalents	(103,091)	(183,666)

Cash and cash equivalents, beginning of year	118,630	197,209
Cash and cash equivalents, end of period	$15,539	$13,543
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$6	$4
Issuance of deferred shares	$160	$105

See Accompanying Notes to Condensed Consolidated Financial Statements.

     TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
November 3, 2007 and October 28, 2006

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of November 3, 2007, the Company operated 962 stores totaling approximately 5.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 3, 2007 has been derived from the Company’s February 3, 2007 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The Company’s significant accounting policies are described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 3, 2007.

Note 3. Stock Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). Total stock-based compensation expense recognized in the condensed consolidated statements of operations, before income taxes, was approximately $0.5 million and $0.6 million for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively and the related total deferred tax benefit was approximately $0.2 million in each period. Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $1.4 million and $1.6 million, respectively, before income taxes. The related total deferred tax benefit was approximately $0.6 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006.

As of November 3, 2007, there was approximately $3.7 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.6 years.

The Company has five employee stock award plans, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive Share Plan (the “New Plan”). Additionally, the Company has a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans. Under the New Plan, the Company generally issues Stock-Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance. Under the 1990 Plan, awards generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under the 1990 Plan which vest equally in three years from date of grant.

Stock awards authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of November 3, 2007, of the awards authorized for issuance, 10.1 million were granted and are outstanding, 7.7 million of which were vested and exercisable. Awards available for future grants at November 3, 2007 were 3.2 million.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes award valuation model, which incorporates various assumptions including those for volatility, expected life and interest rates.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended November 3, 2007:

Thirty-nine weeks ended November 3, 2007
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

The following table summarizes stock award activity during the thirty-nine weeks ended November 3, 2007:

	Employee and Director Stock Award Plans
			Weighted
	Number of		Average
	Shares	Weighted	Remaining
	Subject	Average	Contractual
	To Award	Exercise Price	Term
Balance February 3, 2007	10,058,854	$8.69	5.5
Granted	647,216	4.43	---
Exercised	(166,289)	3.46	---
Forfeited or expired	(413,561)	9.71	---
Balance November 3, 2007	10,126,220	8.47	5.1
Exercisable at November 3,
2007	7,723,855	$9.68	4.2

The intrinsic value of stock awards exercised during the thirteen and thirty-nine weeks ended November 3, 2007 was $2,000 and $306,000, respectively. The intrinsic value of stock awards outstanding and exercisable as of November 3, 2007 was $2,340,000 and $979,000, respectively.

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

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$54	$170	$162	$510
Interest cost	191	221	573	663
Amortization of prior service cost	85	86	256	256
Amortization of net (gain)/loss	(1)	69	(2)	207
Net periodic pension cost	$329	$546	$989	$1,636

During the thirty-nine weeks ended November 3, 2007, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $15,000 in benefits relating to the Director Retirement Plan during Fiscal 2007.

Note 5. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holding Corp. (“Musicland”). At the time of acquisition, the acquisition of Musicland’s assets provided the Company with the ability to leverage its overhead expenses over a greater store base, and strategically increase the Company’s national presence and provide further growth opportunities. Under the terms of the Asset Purchase Agreement, the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites under the names Sam Goody (samgoody.com), Suncoast Motion Picture Company (suncoast.com), On Cue and MediaPlay.com, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The unaudited condensed consolidated statement of operations for the thirty-nine weeks ended October 28, 2006 includes the results of Musicland beginning March 27, 2006.

The purchase price for the acquired Musicland assets was $78.8 million, including acquisition-related costs of $1.8 million. From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes of $6.7, representing the excess of the fair value of net assets acquired over the purchase price. The extraordinary gain recorded during the thirteen and thirty-nine weeks ended October 28, 2006 was $1.9 million and $5.3 million, respectively, which was net of income taxes of $2.0 million and $4.8 million, respectively.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the assets of the Company. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of November 3, 2007, the Company had borrowed $81.8 million under the revolving credit facility, had no outstanding letter of credit obligations under the revolving credit facility and $68.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended November 3, 2007 and October 28, 2006 was 6.45% and 6.30%, respectively.

As of October 28, 2006, the Company had borrowed $71.6 million, under the revolving credit facility, had $0.3 million in outstanding letter of credit obligations under the revolving credit facility and $78.1 million was available for borrowing.

Note 7. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are more-likely-than-not to be upheld based on their technical merits. Additionally, the measurement of a tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of adopting the provisions of FIN 48 are to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.

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

Note 8. Comprehensive Loss

The Company accounts for comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations. Other accumulated comprehensive loss that the Company currently reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006.

Note 9. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Cost of sales	$667	$764	$2,017	$2,281
Selling, general and administrative expenses	8,867	9,810	27,302	27,475
Total	$9,534	$10,574	$29,319	$29,756

Note 10. Earnings Per Share
Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Weighted average common shares
outstanding – basic	31,055	30,842	31,021	30,768
Dilutive effect of employee stock options	---	---	---	---
Weighted average common shares
outstanding – diluted	31,055	30,842	31,021	30,768

Anti-dilutive stock options	6,719	7,296	6,769	7,308

For the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

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

Note 13. Contractual Obligations and Commitments.

The Company’s Annual Report on Form 10-K for the year ended February 3, 2007 provides a summary of the Company’s contractual obligations at February 3, 2007, and the effect that such obligations are expected to have on liquidity and cash flows in future periods. There were no material commitments entered into and there have been no material changes in the status of existing commitments during the thirteen and thirty-nine weeks ended November 3, 2007.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
November 3, 2007 and October 28, 2006

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

As of November 3, 2007, the Company operated 962 stores totaling approximately 5.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 88% of the Company’s sales in the thirty-nine weeks ended November 3, 2007. The balance of categories, including electronics, accessories and boutique products represented 12% of the Company’s sales in the thirty-nine weeks ended November 3, 2007.

The Company’s success has been, and will continue to be, contingent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales: The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by store format and by product category.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 9 to the unaudited condensed consolidated financial statements). SG&A expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

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

Income Taxes:

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income and viable tax planning strategies. Valuation allowances are recorded against deferred tax assets if, based upon management’s estimates of realizability, it is more likely than not that some portion or all of these deferred tax assets will not be realized. The accounting for tax positions in accordance with FIN 48 requires management to make estimates relative to the likelihood of realization upon ultimate settlement of uncertain tax positions. For additional discussion regarding income taxes refer to Note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 6 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended February 3, 2007.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company reviewed historical forfeiture data and determined the appropriate forfeiture rate based on that data. The Company will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, the Company will recognize the actual expense over the vesting period only for the shares that vest.

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

RESULTS OF OPERATIONS
Thirteen and Thirty-nine Weeks Ended November 3, 2007
Compared to the Thirteen and Thirty-nine Weeks Ended October 28, 2006

The following table sets forth a period over period comparison of the Company’s net sales for the thirteen weeks and thirty-nine weeks ended November 3, 2007 and October 28, 2006, by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	November 3,	October 28,	Change	%	Comp	November 3,	October 28,	Change	%	Comp
	2007	2006			Store	2007	2006			Store
					Sales					Sales
		(in thousands)					(in thousands)

Net Sales	$260,570	$297,679	($37,109)	(12%)	(4%)	$814,182	$884,477	($70,295)	(8%)	(7%)

As a % of net
sales
Music	40%	48%			(21%)	42%	50%			(22%)
Video	38%	35%			8%	38%	33%			7%
Video Games	9%	7%			29%	8%	7%			9%
Other	13%	10%			22%	12%	10%			18%

Store Count:	962	1,121	(159)	(14%)

Net Sales. Net sales decreased 12% and 8%, respectively, during the thirteen and thirty-nine weeks ended November 3, 2007. The decrease in net sales was due, in part, to comparable store sales declines of 4% and 7%, respectively, during the thirteen and thirty-nine weeks ended November 3, 2007. Additionally, during the thirteen and thirty-nine weeks ended November 3, 2007, the Company operated, on average, 13% and 4% fewer stores, respectively, as compared to the thirteen and thirty-nine week periods ended October 28, 2006.

      Music:

The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The CD category represented 96% of total music sales for the thirty-nine weeks ended November 3, 2007.

During the thirteen and thirty-nine weeks ended November 3, 2007, CD sales in comparable stores decreased 23% and 22%, respectively, as compared to the thirteen and thirty-nine weeks ended October 28, 2006. The decrease is related to continued CD industry sales declines. Comparable store sales for the total music category, including music DVD, were down 21% during the thirteen weeks ended November 3, 2007.

      Video:

The Company offers video products, including DVD and HD DVD, in all of its stores. Comparable store sales in the video category increased 8% and 7%, respectively, during the thirteen and thirty-nine weeks ended November 3, 2007. The increase in video sales was driven by increased space and inventory allocations.

      Video Games:

The Company offers video game hardware and software in many of its stores. Comparable store sales increased 29% during the thirteen weeks ended November 3, 2007, while increasing 9% during the thirty-nine week period ended November 3, 2007. The comparable store sales improvement in the video game category is due to greater hardware availability and improved software sales.

      Other:

The Company offers accessory items for the use, care and storage of entertainment software, along with boutique and electronic products. Comparable store sales, on a combined basis, increased 22% and 18%, respectively, during the thirteen and thirty-nine weeks ended November 3, 2007. In addition, on a combined basis, these categories represented 12% of total sales during the thirty-nine weeks ended November 3, 2007 compared to 10% for the thirty-nine weeks ended October 28, 2006. The growth of this category has been primarily due to increased sales of electronics and boutique products through better product assortments and lifestyle statements.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Thirty-nine weeks ended
	(in thousands)		Change		(in thousands)		Change
	November 3,	October 28,			November 3,	October 28,
	2007	2006	$	%	2007	2006	$	%
Gross Profit	$91,332	$108,811	(17,479)	(16%)	$293,675	$315,468	(21,793)	(7%)

As a % of net sales	35.1%	36.6%			36.1%	35.7%

The decrease in gross profit as a percentage of net sales for the thirteen weeks ended November 3, 2007 compared to the thirteen weeks ended October 28, 2006 is due to a lower amount of vendor allowances being earned as a result of product sales. The increase in gross profit as a percentage of net sales for the thirty-nine weeks ended November 3, 2007 as compared to last year represents higher merchandise margin in the Company’s core categories of music and video.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Thirty-nine weeks ended
	(in thousands)		Change		(in thousands)		Change
	November 3,	October 28,			November 3,	October 28,
	2007	2006	$	%	2007	2006	$	%
SG&A	$115,196	$130,048	(14,852)	(11%)	$348,818	$373,009	(24,191)	(6%)

As a % of net sales	44.2%	43.7%			42.8%	42.2%

The $14.9 million decrease in SG&A expenses for the thirteen weeks ended November 3, 2007 compared to prior year is due to the Company operating an average of 13% fewer stores during the quarter compared to the thirteen weeks ended October 28, 2006. The $24.2 million decrease in SG&A expenses for the thirty-nine weeks ended November 3, 2007 compared to prior year is due to the operation of fewer stores and the absence of approximately $7.6 million in transition costs related to the acquisition of Musicland in 2006. The increase in SG&A expenses as a percentage of net sales for the thirteen and thirty-nine weeks ended November 3, 2007 compared to the thirteen and thirty-nine week periods ended October 28, 2006 is due to the respective sales declines.

Interest Expense. Interest expense was $1.9 million and $5.2 million during the thirteen and thirty-nine weeks ended November 3, 2007 compared to $1.7 million and $4.1 million for the thirteen and thirty-nine weeks ended October 28, 2006. The increase is due to higher average borrowings under the Company’s revolving credit facility.

Other Income. Other income includes interest income and a realized gain of $3.5 million on the sale of an investment in an unconsolidated affiliate recorded during the second quarter of 2006.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Thirty-nine weeks ended
	(in thousands)		(in thousands)
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Income tax benefit before impact of
period-specific items	$(11,535)	$(9,524)	$(27,111)	$(23,822)

Effective tax rate before impact of period
specific items	44.8%	41.7%	45.0%	41.4%

Tax expense (benefit) of period-specific
items	36	(15)	334	(2,248)

Income tax benefit	$(11,499)	$(9,539)	$(26,777)	$(26,070)

The Company records its quarterly income tax (benefit) expense based on an estimate of its annual effective tax rate, which further requires the Company to estimate its annual pretax income. The higher the estimate of annual pre-tax income, the lower the tax rate, due to the inclusion in income tax expense of certain taxes that are incurred regardless of the level of taxable income and due to the impact of nondeductible expenses. Conversely, these items cause the tax rate to increase as pre-tax income (and estimates thereof) decrease. The effective tax rate before impact of period-specific items for the thirteen and thirty-nine weeks ended November 3, 2007 increased because the estimate of annual pre-tax income for 2007 is lower than the estimate of 2006 annual pre-tax income used to determine income taxes for the thirteen and thirty-nine weeks ended October 28, 2006.

For the thirty-nine weeks ended November 3, 2007, the tax expense associated with period-specific items is primarily attributable to state tax legislation enacted during the period. For the thirty-nine weeks ended October 28, 2006, the tax benefit of period-specific items is attributable to a tax favored gain from the sale of an investment and the net impact of favorable settlements of tax examinations and federal tax credits approved by the IRS offset by state tax legislation enacted during the period and changes in management’s estimates of the realization of state net operating losses.

Extraordinary Gain – Unallocated Negative Goodwill. On March 27, 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. During the thirteen and thirty-nine weeks ended October 28, 2006, the Company determined the preliminary purchase price allocation in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain of $1.9 million, net of income taxes of $2.0 million and $5.3 million, net of income taxes of $4.8 million, related to unallocated negative goodwill for the respective thirteen and thirty-nine week periods ended October 28, 2006.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Thirty-nine weeks ended
	(in thousands)		(in thousands)
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Loss before extraordinary gain –	$(14,263)	$(13,305)	$(33,406)	$(31,513)
unallocated negative goodwill

Extraordinary gain – unallocated
negative goodwill, net of income taxes
of $0, $2,038 and $0, $4,845,	---	1,925	---	5,334
respectively

Net loss	$(14,263)	$(11,380)	$(33,406)	$(26,179)

Loss before extraordinary gain for the thirteen weeks ended November 3, 2007 increased $1.0 million compared to the thirteen weeks ended October 28, 2006. The increased loss was due to the comparable store sales decline and lower gross margin rate, partially offset by lower SG&A expenses.

Loss before extraordinary gain for the thirty-nine weeks ended November 3, 2007 increased $1.9 million compared to the thirty-nine weeks ended October 28, 2006. The increased loss was due to the comparable store sales decline, which has primarily been a function of declines in music sales. The sales decline was partially offset by a higher gross margin rate and lower SG&A expenses.

Net loss for the thirteen and thirty-nine weeks ended October 28, 2006 included extraordinary gains, net of tax, of $1.9 million and $5.3 million, respectively.

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

The following table sets forth a summary of key components of cash flow and working capital for the thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	Thirty-nine weeks ended		Change
(in thousands)	November 3,	October 28,	$
	2007	2006
Operating Cash Flows	$(169,392)	$(144,756)	$(24,636)
Financing Cash Flows	79,781	69,399	10,382

Acquisition of businesses	---	(78,750)	78,750
Capital Expenditures	(13,480)	(33,675)	20,195

Cash and Cash Equivalents	15,539	13,543	1,996
Merchandise Inventory	569,087	656,187	(87,100)
Working Capital	247,361	232,813	14,548

The Company had cash balances of $15.5 million at November 3, 2007, compared to $118.6 million at February 3, 2007 and $13.5 million at October 28, 2006. Inventory was $98 per square foot at November 3, 2007, compared to $102 per square foot at October 28, 2006.

Cash used by operating activities was $169.4 million for the thirty-nine weeks ended November 3, 2007. The primary use of cash was a $105.9 increase in net inventory investment (inventory less accounts payable). The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season, while inventory levels are increased during the fiscal third quarter in preparation for the holiday season. In addition, the Company made a final principal and interest payment of $7.4 million in settlement of an agreement with the IRS in June 2007.

Cash provided by financing activities was $79.8 million for the thirty-nine weeks ended November 3, 2007. The primary source of cash was borrowings under the Company’s line of credit of $81.8 million.

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the assets of the Company. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of November 3, 2007, the Company had borrowed $81.8 million, under the revolving credit facility, had no outstanding letter of credit obligations under the revolving credit facility and $68.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended November 3, 2007 and October 28, 2006 was 6.45% and 6.30%, respectively.

As of October 28, 2006, the Company had borrowed $71.6 million, under the revolving credit facility, had $0.3 million in outstanding letter of credit obligations under the revolving credit facility and $78.1 million was available for borrowing.

Capital Resources. During the thirty-nine weeks ended November 3, 2007, the Company made capital expenditures of $13.5 million. The Company plans to spend approximately $20 million for capital expenditures in 2007.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of November 3, 2007, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 13, 2007	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 13, 2007	By: /s/ John J. Sullivan
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)