Form 10-K
period 2008-02-02
TRANS WORLD ENTERTAINMENT CORP
filed 2008-04-17
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act.  Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes[  ] No [X]

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [  ]           Accelerated filer [X]           Non-accelerated filer [  ]           Small reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes [  ]      No [X]

As of August 4, 2007, 31,081,909 shares of the Registrant’s Common Stock, excluding 25,102,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 3, 2007 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $87,748,897. Shares of Common Stock held by the Company’s controlling shareholder, who controls approximately 40.1% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 28, 2008, there were 31,186,247 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of
Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s July	III
1, 2008 Annual Meeting of Shareholders to be filed on or about
June 3, 2008

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

  highly competitive nature of the retail entertainment business;

  competitive pricing;

  adverse publicity;

  interest rate fluctuations;

  dependence on key employees;

  change in laws;

  accelerated declines in music CD industry sales;

  the Company’s level of debt and related restrictions and limitations;

  new product introductions (“hit releases”);

  future cash flows;

  availability of new real estate;

  new technology, including digital downloading; and

  product liability claims.

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

  the reported amounts and timing of revenue and expenses,

  the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.

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

In March 2006, the Company acquired substantially all of the net assets of Musicland Holding Corp. (“Musicland”). Musicland, an entertainment specialty retailer that operated retail stores and websites, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The transaction represented total consideration of $78.8 million in cash and $16.3 million in assumed liabilities, including certain customer obligations, rent and occupancy liabilities and employee obligations. See Note 2 of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for detail.

           Stores and Store Concepts

At February 2, 2008, the Company operated 813 stores totaling approximately 5.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

           Mall Stores

At February 2, 2008, the Company operated 610 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

Traditional stores. The traditional store averages about 5,700 square feet and carries a full complement of entertainment software, including music, video, video games and related accessories. There were 520 traditional f.y.e. mall based stores at the end of Fiscal 2007.

Superstores. The superstores carry the same merchandise categories as traditional locations, but with a much larger assortment. There were 13 f.y.e. mall superstores at the end of Fiscal 2007 that averaged about 26,000 square feet.

Video only stores. At the end of Fiscal 2007, the Company operated 77 video only stores, under the Suncoast Motion Pictures and Saturday Matinee brands. These stores specialize in the sale of video and related accessories. They are located in large, regional shopping malls and average about 2,400 square feet.

           Freestanding Stores

The Company operated 203 freestanding stores, as of February 2, 2008, predominantly under the f.y.e. (“For Your Entertainment”) brand. They carry a full complement of entertainment software, including music, video, video games and related accessories and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 6,500 square feet (excluding f.y.e. freestanding Superstores and Planet Music). The Company operates 8 freestanding f.y.e. Superstores that average about 46,500 square feet and a single 31,400 square foot Planet Music store in Virginia Beach, VA.

           E-Commerce Sites

The Company operates five retail web sites including, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com. These sites offer substantially the same complement of products as offered in the Company’s stores.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2007, 2006 and 2005, and comparable store sales for Fiscal 2007 and 2006, were as follows:

		Comparable		Comparable
	2007	Store Sales	2006	Store Sales	2005
Music	39.1%	(23.2)%	46.0%	(14.0)%	53.6%
Video	38.8	1.1	36.0	1.2	30.0
Video games	9.0	8.3	7.8	4.0	7.3
Other	13.1	14.2	10.2	7.9	9.1
Total	100.0%	(8.5)%	100.0%	(6.2)%	100.0%

The “Other” category includes electronics, accessories and trend items, none of which individually exceeded 10% of total net sales.

Business Environment

Music, video and video games represent an approximately $41 billion industry nationwide, and represented approximately 87% of the Company’s net sales in Fiscal 2007.

According to statistical information from Soundscan, the total number of music albums sold, including CD, cassette and digital albums, decreased 15% to approximately 495 million units in 2007, representing approximately $8.1 billion in retail sales. Excluding digital albums, album sales decreased 19% to approximately 444 million units. In 2006, the total number of music albums sold, including CD, cassette and digital albums decreased 5% compared to 2005. Excluding digital albums, album sales in 2006 decreased 8% compared to 2005.

According to statistics obtained from Rentrak Video Essentials, overall video retail sales in 2007 were $15.4 billion, a decrease of 3% from 2006. Video retail sales in 2006 were $15.9 billion, a decrease of 1% compared to 2005.

The NPD Group published that video games retail sales, including portable and console hardware, software and accessories, were $17.9 billion in 2007, an increase of 43% over 2006 sales. Video game sales in 2006 were $12.5 billion, an increase of 19% over 2005.

Competition

Compact disc (“CD”) sales have suffered from the legal (e.g., iTunes) and illegal downloading of music and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target) and electronics superstores (e.g., Best Buy and Circuit City) that offer entertainment software and, collectively, have gained a larger share of the market. The number of specialty and independent retailers has dramatically decreased due to their reliance on sales of CDs. The Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

  Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in centers offering a full complement of entertainment software;

  Marketing: the Company uses newspaper, radio and television advertising and in-store visual displays to market to consumers;

  Selection and assortment: the Company maintains a high in-stock position in a large assortment of product, particularly CDs and DVDs;

  Customer service: the Company believes it offers personalized customer service at its stores;

  Listening and Viewing Stations (“LVS”): the Company’s LVS is a sampling and selection tool designed to encourage customer purchases. The third generation of LVS (“LVS 3”) is currently installed in approximately 680 of the Company’s stores. LVS 3 enhances the customers’ in-store experience through improved product information displays and product search and suggestion capabilities;

  Product line expansion: the Company has expanded space allocations in its stores to support growth in electronics and trend item sales.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2007, the fourth quarter accounted for approximately 36% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its full-time store sales staff. If, for any reason, the

Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes extensive use of visual displays. It uses a mass-media marketing program, including newspaper, radio, and television advertisements. The majority of vendors from whom the Company purchases merchandise offer advertising allowances to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 500 suppliers. In Fiscal 2007, 61% of purchases were made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music Group, Fox Video Inc., Paramount Video, Buena Vista Video, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return unsold merchandise they have purchased in exchange for other titles carried by the suppliers. The four largest music suppliers charge a related merchandise return penalty or return handling fee. Most manufacturers and distributors of video products do not typically charge a return penalty or handling fee. Under current trade practices with large suppliers, retailers of video games and related products may receive markdown support from suppliers to help clear slow turning merchandise. Merchandise return policies and other trade practices have not changed significantly in recent years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of February 2, 2008, the Company employed approximately 7,500 people, of whom approximately 3,500 were employed on a full-time basis. Others were employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on the sales and profitability of the Company as a whole. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Information Systems

The Company utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and financial systems. Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate web site address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2007 (“2007”) year ended on February 2, 2008; Fiscal 2006 (“2006”) year ended on February 3, 2007; and Fiscal 2005 (“2005”) year ended on January 28, 2006.

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

The Company competes with a wide variety of entertainment retailers, including deep-discount retailers, mass merchandisers, consumer electronics outlets, internet retailers, record clubs and independent operators, some of which have greater financial and other resources than the Company. The Company also expects continued growth in competing home entertainment options. Some of these, including the ability to download music, video and video games onto PCs or other devices, or the ability to play video games over the Internet through consoles, could reduce retail sales of CDs, DVDs and video games. If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, video and video games, the Company’s results of operations could be adversely affected.

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

As is the case with many retailers, a significant portion of the Company’s sales are generated in the fourth fiscal quarter, which includes the holiday selling season. Less than satisfactory sales for such period could have an adverse effect on the Company’s results of operations.

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

The manufacturers of entertainment products have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, the Company receives cooperative advertising and other allowances from these vendors. These allowances enable the Company to actively promote and merchandise the products it sells at its stores and on its websites. If the Company’s vendors fail to provide this support at historical levels, the Company’s results of operations could be negatively impacted.

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

Control by and Dependence on Key Personnel - Robert J. Higgins has a significant influence on the outcome of any vote of the Company’s Shareholders and if the Company were to lose his services, it may not be able to replace his skills and experience. Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 40.1% of the outstanding common stock of the Company, as of February 2, 2008.

Future decreases in liquidity may adversely affect the Company’s results of operations.

Management is not currently aware of any trends, uncertainties or other significant events that would cause liquidity to decrease or increase in a material way. However, there can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to maintain its ability to borrow under its revolving credit facility. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

Anti-takeover provisions – New York anti-takeover law provisions and the classified Board Amendment may discourage unsolicited takeovers.

In August 2000, the Company’s Board of Directors adopted a Classified Board Amendment which together with anti-takeover provisions eschewed by New York State Law may discourage open market purchases or a non-negotiated tender or exchange offer for the stock of the Company. This may be adverse to the interests of certain shareholders.

Item 1B. UNRESOLVED SEC COMMENTS

The Company has not received within 180 days or more before February 2, 2008, written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that remain unresolved.

Item 2. PROPERTIES

Retail Stores

At February 2, 2008, the Company operated 812 stores under operating leases, many of which have renewal options. The majority of the leases provide for the payment of fixed monthly rentals and expenses for maintenance, property taxes and insurance while a small number provide for the payment of monthly rentals based on a percentage of sales. Many leases provide for added rent based on store sales in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

	No. of		No. of
Year	Leases	Year	Leases
2008	342	2012	41
2009	178	2013	18
2010	101	2014	25
2011	49	2015 and beyond	58

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability. The Company owns one of its stores.

Corporate Offices and Distribution Center Facilities

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015. These leases are at fixed rentals with provisions for biennial increases based on increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 39,800 square feet and the distribution center portion is approximately 141,500 square feet. The Company also leases a 198,300 square foot distribution center in Carson, California; this lease includes two five-year renewal options and expires in December 2015. As of February 2, 2008, the Company owned a 236,600 square foot distribution center with 59,200 square feet of adjacent office space in North Canton, Ohio. The North Canton facility was closed subsequent to fiscal year end and was sold in March 2008.

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs. Shipments from the distribution facilities to the Company’s stores provide approximately 70% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ requirements is satisfied through direct shipments from vendors.

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

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 2, 2008.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 19, 2008, there were 469 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from January 29, 2006 through March 28, 2008.

	Closing Sales Prices
	High	Low
2006
1st Quarter	$6.17	$5.06
2nd Quarter	$7.35	$5.03
3rd Quarter	$6.50	$5.50
4th Quarter	$6.88	$5.45

2007
1st Quarter	$5.82	$5.20
2nd Quarter	$5.44	$4.30
3rd Quarter	$4.79	$4.01
4th Quarter	$5.76	$3.83

2008
1st Quarter (through	$4.45	$3.12
March 28, 2008)

On March 28, 2008, the last reported sale price on the Common Stock on the NASDAQ National Market was $3.68.

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

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2003 through January 31, 2008 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2003, and that all dividends were reinvested.

	2003	2004	2005	2006	2007	2008
Trans World Entertainment Corporation	100	235	393	164	176	135
NASDAQ (U.S. Stocks)	100	156	156	175	188	181
NASDAQ Retail Trade Stocks	100	147	177	190	207	184

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended February 2, 2008 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 3, 2007 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
STATEMENTS OF OPERATIONS DATA:	($ in thousands, except per share and store data)
Net sales	$1,265,658	$1,471,157	$1,238,486	$1,365,133	$1,330,626
Cost of sales	819,911	951,935	806,873	869,999	842,726
Gross profit	445,747	519,222	431,613	495,134	487,900
Selling, general and administrative expenses	470,386	519,246	426,854	450,162	459,441
Impairment charge (1)	30,731	---	---	---	---
(Loss) income from operations	(55,370)	(24)	4,759	44,972	28,459
Interest expense	6,519	5,504	2,954	2,444	2,147
Other income	(429)	(4,435)	(2,171)	(1,039)	(718)
(Loss) income before income taxes, extraordinary gain – unallocated negative
goodwill and cumulative effect of a change in accounting principle	(61,460)	(1,093)	3,976	43,567	27,030
Income tax expense (benefit) (2)	37,975	(2,041)	1,090	4,892	8,302
(Loss) earnings before extraordinary gain – unallocated negative goodwill and
cumulative effect of change in accounting principle	(99,435)	948	2,886	38,675	18,728
Extraordinary gain – unallocated negative goodwill , net of income taxes (3)	_	10,721	---	3,166	4,339
Cumulative effect of a change in accounting principle,
net of income taxes (4)	---	---	(2,277)	---	---
Net (loss) income	($99,435)	$11,669	$609	$41,841	$23,067
Basic(loss) earnings per share:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill
and cumulative effect of change in accounting principle	($3.20)	$0.03	$0.09	$1.12	$0.50
Extraordinary gain – unallocated negative goodwill	__	0.35	---	0.09	0.12
Cumulative effect of change in accounting principle	__	---	(0.07)	---	---
Basic (loss) earnings per share	($3.20)	$ 0.38	$ 0.02	$1.21	$0.62

Weighted average number of shares outstanding - basic	31,046	30,797	31,962	34,531	37,422
Diluted (loss) earnings per share:
(Loss) earnings per share before extraordinary gain – unallocated negative
goodwill and cumulative effect of change in accounting principle	($3.20)	$0.03	$0.09	$1.06	$0.49
Extraordinary gain – unallocated negative goodwill	__	0.33	---	0.09	0.11
Cumulative effect of change in accounting principle	__	---	(0.07)	---	---
Diluted (loss) earnings per share	($3.20)	$ 0.36	$ 0.02	$1.15	$0.60
Weighted average number of shares – diluted	31,046	31,986	32,132	36,297	38,209
Proforma amounts assuming new accounting principles were applied retroactively:
(Loss) earnings before extraordinary gain – unallocated negative goodwill and
cumulative effect of a change in accounting principle, as reported	($ 99,435)	$ 948	$ 2,886	$38,675	$18,728
Proforma (loss) earnings before extraordinary gain – unallocated negative goodwill
and cumulative effect of a change in accounting principle	(99,435)	948	2,922	38,946	18,533
Pro forma net (loss) income	(99,435)	11,669	2,922	42,122	22,872
Per share amounts:
Basic (loss) earnings per share before extraordinary gain – unallocated negative
goodwill and cumulative effect of a change in accounting principle, as reported	($3.20)	$0.03	$0.09	$1.12	$0.50
Proforma basic (loss) earnings per share before extraordinary gain – unallocated
negative goodwill and cumulative effect of a change in accounting principle	($3.20)	$0.03	$0.09	$1.13	$0.50
Pro forma basic (loss) earnings per share	($3.20)	$0.38	$0.09	$1.22	$0.61
Diluted (loss) earnings per share before extraordinary gain – unallocated negative
goodwill and cumulative effect of a change in accounting principle, as reported	($3.20)	$0.03	$0.09	$1.06	$0.49
Proforma diluted (loss) earnings per share before extraordinary gain – unallocated
negative goodwill and cumulative effect of a change in accounting principle	($3.20)	$0.03	$0.09	$1.07	$0.49
Pro forma diluted (loss) earnings per share	($3.20)	$0.36	$0.09	$1.16	$0.60

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share and store data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$638,993	$829,690	$ 799,657	$859,653	$817,758
Current portion of long-term
debt and capital lease obligations	3,501	3,393	3,659	780	395
Long-term obligations	12,588	16,085	19,474	12,037	7,465
Shareholders’ equity	$298,149	$393,205	$ 378,512	$404,323	$399,184

OPERATING DATA:
Store count (open at end of period):
Mall stores	610	737	546	560	595
Freestanding stores	203	255	236	250	286
Total stores	813	992	782	810	881

Comparable store sales (decrease) / increase (5)	(8.5%)	(6.2%)	(5.7%)	0.8%	1.3%

Total square footage (in thousands)	5,117	5,950	4,824	5,002	5,484

1.

During Fiscal 2007, the Company recorded an asset impairment charge of $30.7 million to write down certain long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

2.

Included in income tax expense for Fiscal 2007 is deferred tax expense of $42.5 million, the recording of which was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax assets. See Note 6 in the Notes to Consolidated Financial Statements for further detail.

3.

The Company’s acquisition of substantially all of the net assets of Musicland Holding Corp. stores in Fiscal 2006 and of Wherehouse Entertainment Inc. and CD World in Fiscal 2003, resulted in extraordinary gains recorded in Fiscal 2006, 2004 and 2003 in accordance with SFAS No. 141, “Business Combinations” . The gains, net of tax, represented the excess of fair value of net assets acquired over the purchase price of the acquired assets.

4.

The Company adopted FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”, effective January 28, 2006 resulting in a one-time, non-cash, after tax charge of $2.3 million, which was classified as a “cumulative effect of a change in accounting principle” in Fiscal 2005.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, and video game industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this report.

At February 2, 2008, the Company operated 813 stores totaling approximately 5.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In the fiscal year ended February 2, 2008 (referred to herein as “2007”), the Company’s net sales decreased as compared to the fiscal year ended February 3, 2007, (referred to herein as “2006”) as a result of lower average store count and a decrease in comparable store sales. Comparable store sales decreased 8.5% during Fiscal 2007 as comparable store sales declines of greater than 20% in music were partially offset by positive comparable store sales in video, video games and accessories and related products.

The Company focuses on the following areas in its effort to improve its business:

           Developing its Brand – f.y.e. brand

The brand initiative is aimed at broadening the Company’s customer base by creating a more relevant entertainment shopping experience and differentiating f.y.e. from its competition. It is centered on an engaging and personalized approach in marketing and merchandising, an interactive in-store and on-line entertainment experience and a best-in-retail-class customer service level – all designed to draw customers into stores and enhance long-term customer loyalty. In Fiscal 2007, the Company’s focus relative to the branding initiative was the rebranding of its freestanding locations to f.y.e. During Fiscal 2007, the Company rebranded 66 of its freestanding stores and as of February 2, 2008, the Company had approximately 670 f.y.e. stores in total.

           Improving Merchandise Assortment and Product Mix

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. This involves tailoring the overall square footage allocation in line with a store’s trend, and increasing inventory and square footage allocations for growth categories. As music sales have continued to decline, the Company has been able to partially offset the impact by shifting square footage allocations from music to other product categories.

           Store Openings and Closures

During Fiscal 2007, the Company closed 179 stores, repositioned 7 stores and did not open or acquire any new stores. In Fiscal 2006, the Company acquired 335 stores, opened 64 new stores, repositioned 15 stores and closed 189 stores, including 125 of the acquired stores.

The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The composition of these stores changes from time-to-time as the result of competitive changes and other factors.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales: The Company measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store net sales through the month immediately preceding the month of closing. The Company further analyzes net sales by store format and by product category.

Cost of Sales and Gross Profit: Gross profit is a function of the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, vendor discounts and allowances and distribution costs. The Company records its distribution, freight and obsolescence expenses in cost of sales. Distribution expenses include those costs associated with receiving, inspecting and warehousing merchandise and costs associated with product returns to vendors.

Selling, General and Administrative (“SG&A”) expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended February 2, 2008 (“2007”)
Compared to Fiscal Year Ended February 3, 2007 (“2006”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

($ in thousands)			2007 vs. 2006
	2007	2006	$	%
Net Sales	$1,265,658	$1,471,157	$(205,499)	(14.0)%

The 14% net sales decline from prior year is due to the comparable store net sales decline of 8.5% coupled with a 6.6% decline in average store count. Additionally, Fiscal 2006 contained a 53rd week of business which contributed approximately $23.0 million in net sales. Total product units sold in Fiscal 2007 decreased 14.5% and the average retail price for units sold increased 1.4% .

Net sales by merchandise category for Fiscal 2007 and 2006 were as follows:

					Total %	Comparable
($ in thousands)	2007	%	2006	%	Net Sales	Store % Net
	Net Sales	Total	Net Sales	Total	Change	Sales Change

Music	$494,286	39.1%	$676,091	46.0%	(26.9)%	(23.2)%
Video	491,360	38.8	529,900	36.0	(7.3)	1.1
Video games	114,431	9.0	114,654	7.8	(0.2)	8.3
Other	165,581	13.1	150,512	10.2	10.0	14.2
Total	$1,265,658	100.0%	$1,471,157	100.0%	(14.0)%	(8.5)%

The “Other” category includes electronics, accessories and trend items, none of which individually exceed 10% of total net sales.

           Music

The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category declined as a percentage of total net sales and declined 23.2% on a comparable store sale basis due to the lack of new product releases and the shift to online downloading. The Company continues to shift square footage allocations to growth categories to compensate for the decline.

Net sales of CDs represented approximately 95% of total net sales in the music category during Fiscal 2007. The Company’s annual CD unit sales decreased 26% in Fiscal 2007 due to lower comparable store net sales and the decrease in average store count. According to Soundscan, total CD unit sales in the United States declined 19% during the period corresponding with the Company’s Fiscal 2007.

           Video

The Company offers DVDs and high definition DVDs in all its stores. The video category increased as a percentage of the Company’s total net sales due to the increase in store square footage to support the category.

Total net sales for Fiscal 2007 in the video category decreased 7.3% despite the comparable store net sales increase of 1.1% due to the lower average store count. According to Soundscan, total video unit sales in the United States declined 3% during the period corresponding with the Company’s Fiscal 2007.

           Video games

The Company offers video game hardware and software in approximately half its stores. During Fiscal 2007, the Company discontinued the sale of video games in approximately 300 stores. The Company has narrowed the number of stores offering video games in order to increase total video game sales by offering better assortment and more product in its best game sales stores.

The positive comparable store net sales in video games were due to improved hardware allocations of Wii, PS3 and Nintendo DS Lite, as well as improved software sales. According to the NPD Group, industry video games sales during calendar year 2007, including portable and console hardware, software and accessories increased 43% over calendar year 2006 sales.

           Other

The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to increased store square footage allocations which have driven double digit comparable store net sales growth.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2007 vs. 2006
	2007	2006	$	%
Gross Profit	$ 445,747	$ 519,222	$ (73,475)	(14.2)%
As a percentage of net
sales	35.2%	35.3%

The 10 basis point decline in gross profit as a percentage of net sales was due to a loss of leverage of distribution and freight costs against the net sales decline.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2007 vs. 2006
	2007	2006	$	%
Selling, general and
administrative expenses	$ 470,386	$ 519,246	$ (48,860)	(9.4)%

As a percentage of net
sales	37.2%	35.3%

The $48.9 million decrease in SG&A expenses is due to the lower average store count and the absence of approximately $7.9 million in transition costs related the Musicland acquisition that were incurred in Fiscal 2006. The increase in SG&A expenses as a percentage of net sales is due to a loss of leverage on fixed costs due to the net sales decline.

Asset Impairment Charge. During Fiscal 2007, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)., requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of February 2, 2008, resulting in the recording of an asset impairment charge of $30.7 million. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Interest Expense. Interest expense in Fiscal 2007 was $6.5 million compared to $5.5 million in Fiscal 2006. The increase is due to higher average borrowings on the Company’s revolving line of credit.

Other Income. Other income includes interest income, which was $0.4 million and $0.9 million in Fiscal 2007 and 2006, respectively. Fiscal 2006 also includes a $3.5 million gain on the sale of an investment.

Income Tax Expense (Benefit). The following table sets forth a year-over-year comparison of the Company’s income tax expense (benefit):

($ in thousands)			2007 vs. 2006
	2007	2006	$
Income tax expense (benefit)	$ 37,975	$ (2,041)	$ 40,016
Effective tax rate	(61.8)%	186.7%

During Fiscal 2007 the Company recorded deferred tax expense of $42.5 million, which was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax assets. This was partially offset by a $5.7 million federal income tax benefit recognized as the result of a net operating loss carryback. The remaining components of income tax expense, totaling approximately $1.2 million, include certain state and local taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest and penalties on uncertain tax positions. See Note 6 in the Notes to Consolidated Financial Statements for further detail.

The Fiscal 2006 income tax benefit is attributable to a tax favored gain from the sale of an investment, which resulted in a $1.4 million reduction of the valuation allowance attributable to losses on investments, favorable settlements of income tax examinations ($0.9 million) and federal income tax credits ($0.3 million), partially offset by unfavorable state tax legislation enacted during the year and changes in management’s estimates of the realization of state net operating losses. For a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate, see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Extraordinary Gain. In Fiscal 2006, the Company recorded an extraordinary gain of $10.7 million, net of income taxes of $6.7 million, as a result of acquiring substantially all of the net assets of Musicland Holding Corp. on March 27, 2006. The gain represented the excess of the fair value of the net assets acquired over the purchase price of the acquired assets.

Net (Loss) Income. The following table sets forth a year-over-year comparison of the Company’s net (loss) income:

($ in thousands)
			2007 vs. 2006
	2007	2006	$

(Loss) income before extraordinary gain – unallocated
negative goodwill	$(99,435)	$948	$(100,383)
Extraordinary gain – unallocated negative goodwill, net
of income taxes of $0 and $6,739 for Fiscal 2007 and
2006, respectively	---	10,721	$(10,721)

Net (loss) income	$(99,435)	$11,669	$(111,104)

Net (loss) income as a percentage of net sales	(7.9)%	0.8%

The Fiscal 2007 net loss of $99.4 million was due, in large part, to the impairment charge of $30.7 million and $42.5 million in deferred tax expense associated with establishing the valuation allowance against net deferred tax assets. In addition, the 14% net sales decline and 10 basis point gross margin decline from prior year contributed to an approximate $73.5 million decrease in gross profit dollars, which was partially offset by a $48.9 million decrease in SG&A expenses. Fiscal year 2006 net income also included a $3.5 million gain on the sale of an investment.

Fiscal Year Ended February 3, 2007 (“2006”)
Compared to Fiscal Year Ended January 28, 2006 (“2005”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

($ in thousands)			2006 vs. 2005
	2006	2005	$	%
Net Sales	$1,471,157	$1,238,486	$ 232,671	18.8%

Net sales increased in Fiscal 2006 due to an increase in the average store count. Due to the Musicland acquisition, average store count increased from 801 in Fiscal 2005 to 1,024 in Fiscal 2006. Additionally, the 53rd week of business in Fiscal 2006 contributed approximately $23.0 million in net sales. These factors were partially offset by a comparable store net sales decrease of 6.2% . Non-comparable store net sales for Fiscal 2006 and 2005 were $349.5 million and $37.6 million, respectively. Total product units sold in Fiscal 2006 increased 13.4% over Fiscal 2005, and the average retail price for units sold increased 3.8% as a larger portion of the Company’s total units sold represented DVDs, video games and electronics which, in general, sell at higher average retail unit prices than CDs.

Net sales by merchandise category for Fiscal 2006 and 2005 were as follows:

					Total %	Comparable
($ in thousands)	2006	%	2005	%	Net Sales	Store % Net
	Net Sales	Total	Net Sales	Total	Change	Sales Change

Music	$676,091	46.0%	$663,712	53.6%	1.9%	(14.0)%
Video	529,900	36.0	371,965	30.0	42.5	1.2
Video games	114,654	7.8	90,408	7.3	26.8	4.0
Other	150,512	10.2	112,401	9.1	33.9	7.9
Total	$1,471,157	100.0%	$1,238,486	100.0%	18.8%	(6.2)%

The “Other” category includes electronics, accessories and trend items, none of which individually exceed 10% of total net sales.

           Music

The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 46.0% of the Company’s net sales in Fiscal 2006 compared to 53.6% in Fiscal 2005. The music category declined as a percentage of total net sales due to a shift in square footage allocations to higher growth categories and due to the acquisition of over 160 video only Suncoast Motion Pictures stores in March 2006 which shifted a larger portion of total net sales into the video category.

On a comparable store basis, music net sales declined 14.0% due to continued industry sales declines and the aforementioned shift in store square footage allocations. According to Soundscan, total CD unit sales in the United States declined 9% during the period corresponding with the Company’s Fiscal 2006.

           Video

The Company offers DVDs in all its stores. The video category represented 36.0% of the Company’s net sales in Fiscal 2006 compared to 30.0% in Fiscal 2005. The majority of the increase was due to the addition of the video only Suncoast Motion Pictures stores in March 2006. The increase was also partially due to the increase in store square footage to support the video category.

Total net sales for Fiscal 2006 in the video category, including DVD and VHS, increased 42.5% from $372.0 million in Fiscal 2005 to $529.9 million in Fiscal 2006. The total net sales increase in video was due to the addition of the Suncoast Motion Pictures stores, a greater average store count and an increase in comparable store net sales.

Comparable store net sales, during Fiscal 2006, increased 5.5% in the DVD category. Comparable store net sales in the total video category, including VHS, increased only 1.2% due to the declining VHS category as the Company discontinued carrying VHS during Fiscal 2006. The increase in DVD comparable store net sales reflected the increase in inventory and floor space to support growth in this category. According to statistics obtained from Rentrak Video Essentials, overall video sales in calendar year 2006, including DVD and VHS, were $15.9 billion, a decrease of 1% from 2005. DVD retail sales in calendar year 2006 were $15.7 billion, flat compared to 2005.

           Video games

During Fiscal 2006 the Company offered video game hardware and software in most of its stores. Total net sales in the video game category increased 26.8% from $90.4 million in Fiscal 2005 to $114.7 million in Fiscal 2006 and represented 7.8% of the Company’s total net sales in Fiscal 2006 compared to 7.3% in Fiscal 2005.

Comparable store net sales in the video games category increased 4.0% in Fiscal 2006. The increase was due to the release of Sony’s Play Station 3 and Nintendo’s Wii in November 2006 and Microsoft’s Xbox 360 which was released in November 2005. According to the NPD Group, video games sales during calendar year 2006, including portable and console hardware, software and accessories increased 19% over calendar year 2005 sales.

           Other

The “Other” category consists of electronics, accessories and trend items and represented 10.2% of total net sales in Fiscal 2006 compared to 9.1% in Fiscal 2005. Total net sales in this category increased 33.9% to $150.5 million in Fiscal 2006 compared to $112.4 million in Fiscal 2005. This increase was due to the increase in average store count and a comparable store net sale increase of 7.9% .

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2006 vs. 2005
	2006	2005	$	%
Gross Profit	$ 519,222	$ 431,613	$ 87,609	20.3%
As a percentage of net
sales	35.3%	34.9%

Gross profit as a percentage of net sales increased 40 basis points in Fiscal 2006 as compared to Fiscal 2005 due to higher overall product margins (20 basis points) and the leveraging of distribution expenses against the total net sales increase (20 basis points).

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2006 vs. 2005
	2006	2005	$	%
Selling, general and
administrative expenses	$ 519,246	$ 426,854	$ 92,392	21.6%
As a percentage of net
sales	35.3%	34.5%

The Company’s SG&A expenses increased in Fiscal 2006 due to the operation of a greater number of stores. The Company operated an average of 1,024 stores in Fiscal 2006 compared to an average of 801 stores in Fiscal 2005, an increase of 28%. SG&A expenses as a percentage of net sales increased 80 basis points, due to the recording of $7.9 million in transition costs related to the Musicland acquisition and a comparable store net sales decrease of 6.2% .

Interest Expense. Interest expense in Fiscal 2006 was $5.5 million compared to $3.0 million in Fiscal 2005. The increase was due to increased borrowings on the Company’s line of credit to fund the Musicland acquisition, along with higher variable interest rates.

Other Income. Other income includes interest income, which was $0.9 million and $1.4 million in Fiscal 2006 and 2005, respectively. For Fiscal 2006, other income also included a $3.5 million gain on the sale of an investment. For Fiscal 2005, other income also included a realized gain of $0.8 million on the sale of available-for-sale securities.

Income Tax (Benefit) Expense. The following table sets forth a year-over-year comparison of the Company’s income tax (benefit) expense:

($ in thousands)			2006 vs. 2005
	2006	2005	$
Income tax expense (benefit)	$(2,041)	$1,090	$ (3,131)
Effective tax rate	186.7%	27.4%

The Fiscal 2006 income tax benefit was attributable to a tax favored gain from the sale of an investment, which resulted in a $1.4 million reduction of the valuation allowance attributable to losses on investments, favorable settlements of income tax examinations ($0.9 million) and federal income tax credits ($0.3 million), partially offset by unfavorable state tax legislation enacted during the year and changes in management’s estimates of the realization of state net operating losses. For a reconciliation of the federal statutory tax rate to the Company’s effective income tax rate, see Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2006 vs. 2005
	2006	2005	$	%
Income before extraordinary gain – unallocated negative
goodwill and cumulative effect of a change in accounting
principle	$948	$2,886	$(1,938)	(67.2%)
Extraordinary gain – unallocated negative goodwill, net
of income taxes of $6,739 and $0 for 2006 and
2005, respectively	10,721	---

Cumulative effect of a change in accounting principle, net of income taxes of $0 and $1,505 for 2006 and 2005 ,
respectively	---	(2,277)

Net income	$11,669	$609	$11,060	1,816.1%

Net income as a percentage of net sales	0.8%	0.1%

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases, store openings, tax payments and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory, income tax payments and other operating cash requirements and commitments. Management anticipates any cash requirements due to a shortfall in cash from operations would be funded by the Company’s revolving credit facility, discussed hereafter. During the 4th quarter of Fiscal 2007, management closed 149 stores. Due to the anticipated liquidation of the merchandise inventory from these stores and management of merchandise inventory levels, management expects improvements in working capital during Fiscal 2008. Cash flows from investing and financing activities during Fiscal 2008 are expected to be comparable with Fiscal 2007. Management is not currently aware of any trends, uncertainties or other significant events that would cause liquidity to decrease or increase in a material way. However, there can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to maintain its ability to borrow under its revolving credit facility. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

			2007 vs. 2006			2006 vs. 2005
($ in thousands)	2007	2006	$	%	2005	$	%
Operating Cash Flows	$(25,579)	$47,268	$(72,847)	(154%)	$25,247	$22,021	87%
Investing Cash Flows	(15,949)	(122,871)	106,922	87%	(40,517)	(82,354)	(203%)
Financing Cash Flows	(2,447)	(2,976)	529	18%	(17,289)	14,313	83%

Capital Expenditures	(15,949)	(48,289)	32,340	67%	(41,330)	(6,959)	(17%)
Acquisition of Business	---	(78,810)	78,810	100%	---	(78,810)	---

Cash and Cash Equivalents	74,655	118,630	(43,975)	(37%)	197,209	(78,579)	(40%)
Merchandise Inventory	440,241	504,860	(64,619)	(13%)	402,712	102,148	25%
Working Capital	251,507	266,204	(14,697)	(6%)	273,623	(7,419)	(3%)
Inventory turns	1.7	1.8			1.9

The $72.8 million decrease in operating cash flows was due, in part, to a loss from operations of $24.6 million, exclusive of the $30.7 million non-cash impairment charge, compared to a loss from operations of $24 thousand during Fiscal 2006. Additionally, the change in net merchandise inventory (merchandise inventory less accounts payable) represented a cash use of $3.8 million in Fiscal 2007 compared to a cash source of $14.3 million in Fiscal 2006 due to a lower inventory leverage ratio. The Company also made a final principal and interest payment of approximately $7.4 million in settlement of an agreement with the IRS during the second quarter of Fiscal 2007. The remaining change is due to the fluctuation of operating assets and liabilities, within the normal course of business, during Fiscal 2007.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot and inventory leverage (accounts payable divided by merchandise inventory). Inventory turn in Fiscal 2007 was 1.7 compared to 1.8 in Fiscal 2006. Inventory investment per square foot was $86 per square foot at the end of Fiscal 2007 as compared to $85 per square foot at the end of Fiscal 2006. Inventory leverage was 54% as of February 2, 2008 compared with 61% as of February 3, 2007. Management considers these results to be consistent with historical performance and does not anticipate large fluctuations in merchandise inventory or accounts payable balances in the foreseeable future.

Cash used in investing activities was $15.9 million in Fiscal 2007, compared to $122.9 million in Fiscal 2006. Cash used in investing activities consisted exclusively of capital expenditures during Fiscal 2007, while cash uses during Fiscal 2006 included the acquisition of assets from Musicland Holding Corp. The Company’s capital expenditures in Fiscal 2007 included approximately $9.9 million for store relocations, remodels and merchandising projects. The remaining capital expenditures were primarily for the expansion of LVS 3 (Listening and Viewing Stations) and for general MIS software and equipment.

In Fiscal 2006, the primary uses of cash in investing activities were $48.3 million for capital expenditures and $78.8 million for the acquisition of the net assets of Musicland Holding Corp. These uses were partially offset by proceeds from the sale of an investment of approximately $4.2 million. The Company had capital expenditures in 2006 of $25.1 million for new store openings, relocations and store improvements, including improvements to acquired Musicland stores. An additional $5.3 million was invested in the expansion of LVS 3 to a greater number of stores. Another $13.5 million was invested in general MIS software and equipment. Other capital expenditures totaled $4.4 million.

The Company has historically financed its capital expenditures through cash generated from operations. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of approximately $15 million in 2008.

Cash used in financing activities was $2.4 million in Fiscal 2007, compared to a $3.0 million use of cash in Fiscal 2006. In Fiscal 2007, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.5 million and $2.9 million, respectively, partially offset by $0.9 million in proceeds and excess tax benefits received from the exercise of stock awards. In Fiscal 2006, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.5 million and $3.2 million, respectively, partially offset by $0.7 million in proceeds and excess tax benefits received from the exercise of stock awards.

Cash from operating activities increased by approximately $22.0 million in Fiscal 2006 compared to Fiscal 2005. The most significant factor driving the increase was the decrease (cash source) in net merchandise inventory (merchandise inventory less accounts payable) as compared to Fiscal 2005, excluding the merchandise inventory acquired in the Musicland acquisition. The change in net inventory provided cash of approximately $14.3 million in Fiscal 2006, compared to a cash use of approximately $10.2 million in Fiscal 2005, resulting in a $24.5 million increase in cash from operating activities. This was partially offset by a decrease in income before depreciation, amortization, stock compensation and gains and losses for which proceeds are presented in investing activities of approximately $2.6 million. Additional cash uses of approximately $2.9 million for accrued expenses and changes in prepaid expenses and other assets resulting in decreases in cash from operating activities of approximately $2.0 million, as compared to Fiscal 2005, were offset by changes in accounts receivable resulting in an increase in cash from operating activities of approximately $3.3 million and changes in current and deferred taxes resulting an increase in cash from operating activities of approximately $1.5 million.

In January, 2006, the Company entered into a five-year, $100 million revolving secured Credit Agreement with Bank of America, N.A that expires January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. In March, 2006, the Company and Bank of America N.A., entered into a First Amendment to the Credit Agreement which increased the amount available for borrowing by the Company under the Credit Agreement to $130 million and in October, 2006, the Company and Bank of America N.A. entered into a Second Amendment to the Credit Agreement increasing the amount available to the Company for borrowing to $150 million. The terms and conditions under the amendments were the same as the original Credit Agreement.

As of February 2, 2008 and February 3, 2007, the Company had $0 and $36 thousand, respectively, in outstanding letter of credit obligations under the credit agreements with Bank of America, N.A. The Company had $150.0 million available for borrowing as of February 2, 2008 and February 3, 2007. Interest expense in Fiscal 2007 was $6.5 million, of which $2.0 million was incurred for capital leases. Interest expense in Fiscal 2006 was $5.5 million, of which $2.1 million was incurred for capital leases.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of February 2, 2008, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual		2009-	2011 -	2013 and
Obligation	2008	2010	2012	Beyond	Total
$ in thousands
Operating lease and maintenance
agreement obligations	$96,977	$113,617	$50,480	$36,130	$297,204
Capital lease obligations	4,841	7,682	4,190	5,794	22,507
Long-term debt (principal)	537	1,176	1,326	1,050	4,089
Long-term debt (interest)	230	359	209	47	845
Purchase obligations (1)	---	---	---	---	---

Other long-term liabilities (2)	2,200	1,858	626	765	5,449
Pension benefits (3)	51	165	1,499	6,749	8,464
Total	$104,836	$124,857	$58,330	$50,535	$338,558

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of February 2, 2008 are unfavorable lease valuations of $1.4 million and the long-term portion of deferred rent of $5.1 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $5.2 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)

In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 8 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $1,042,000, $1,003,000 and $957,000 in Fiscal 2007, 2006 and 2005 respectively. The Company expects to expense and fund an amount in Fiscal 2008 that is comparable to these historical amounts, however, is not contractually obligated to do so and, as such, no amount is recorded in the table above.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $2.0 million, $2.0 million and $1.9 million in Fiscal 2007, 2006 and 2005 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2007, 2006 and 2005. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $3,800, $4,100 and $4,400 in Fiscal 2007, 2006 and 2005 respectively.

The Company occasionally utilizes privately chartered aircraft owned or partially owned by Mr. Higgins, for Company business. The Company charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins, for Company business. Payments to Crystal Jet aggregated approximately $0, $11,000 and $6,000 in Fiscal 2007, 2006 and 2005, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation, to charter the aircraft owned by Mr. Higgins, in Fiscal 2007, 2006 and 2005 were approximately $29,000, $526,000 and $276,000, respectively.

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

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market under the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. Inherent in the entertainment software industry is the risk of obsolete inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and distribution centers throughout the year and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $18.5 million, $14.9 million and $15.1 million, in Fiscal 2007, 2006 and 2005 respectively. As a rate to net sales, this equaled 1.5%, 1.0% and 1.2%, respectively. Shrink expense, including obsolescence, as a percentage of net sales was higher in Fiscal 2007 than in prior years due to the write down of obsolete inventory in the Company’s video game category due to the narrowing of stores offering video games. Presently, a 0.1% change in the rate of shrink and obsolescence provision would equal approximately $0.5 million in additional charge or benefit to cost of sales, based on Fiscal 2007 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal years 2007, 2006 and 2005 of $2.2 million, $3.6 million and $5.6 million, respectively. Return penalties have declined in recent years, consistent with the decline in the Company’s music business which generates the majority of merchandise return penalties.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. During Fiscal 2007, the Company recorded an asset impairment charge of $30.7 million related to the write down of certain long-lived assets at underperforming locations. There were no asset impairment charges recorded in Fiscal 2006 or 2005. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $2.5 million, $2.2 million and $2.4 million in Fiscal 2007, 2006 and 2005, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Historically, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of February 2, 2008, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In Fiscal 2008 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets to a level deemed appropriate by management to ensure that any net deferred tax assets not allowed against will ultimately be realized.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The accounting for tax positions in accordance with FIN 48 requires management to make estimates relative to the likelihood of realization upon ultimate settlement of uncertain tax positions. For additional discussion regarding income taxes, refer to Note 6 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Stock-based Compensation: The Company’s adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), during Fiscal 2006 required that it recognize stock-based compensation expense associated with the vesting of share based instruments in the statement of operations. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates to be used in calculating the grant-date fair value of stock options. The Company calculates the grant-date fair values using the Black-Scholes valuation model. The Black-Scholes model requires us to make estimates of the following assumptions:

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

Accounting for Gift Card Liability: The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company derecognizes card liability when either customers redeem cards, at which point the Company records revenue, or when the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions at the end of a reporting period. Estimated liability is equal to two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical redemption experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around gift card sales and redemptions have not changed significantly over time.

Recently Issued Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141(R)”). This standard will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard does not currently have a significant affect on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, however, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude FASB No. 13, Accounting for Leases, and its related interpretative accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

The quarterly results of operations are included herein in Note 11 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of February 2, 2008, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2008.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2008.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2008.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 8 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of February 2, 2008:

	Number of Shares to be Issued	Weighted Average Exercise	Number of Shares Remaining
	upon Exercise of Outstanding	Price of Outstanding Options,	Available for Future Issuance
Plan Category	Options, Warrants and Rights	Warrants and Rights	Under Equity Compensation
Plans (Excluding Outstanding
Options, Warrants and Rights)
(Shares in thousands)
Equity Compensation Plan
Approved by Shareholders	9,020	$8.26	3,925
Equity Compensation Plans and
Agreements not Approved
by Shareholders	---	---	---

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2008.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2008.

PART IV

Item 15. EXHIBITS,ANDFINANCIAL STATEMENT SCHEDULES

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 17, 2008	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer	April 17, 2008
(Robert J. Higgins)	(Principal Executive Officer)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial	April 17, 2008
(John J. Sullivan)	and Chief Accounting Officer) and Secretary

/s/ BRETT BREWER	Director	April 17, 2008
(Brett Brewer)

/s/ MARK A. COHEN	Director	April 17, 2008
(Mark A. Cohen)

/s/ MARTIN E. HANAKA	Director	April 17, 2008
(Martin E. Hanaka)

/s/ ISAAC KAUFMAN	Director	April 17, 2008
(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 17, 2008
(Dr. Joseph G. Morone)

/s/ LORI SCHAFER	Director	April 17, 2008
(Lori Schafer)

/s/ MICHAEL B. SOLOW	Director	April 17, 2008
(Michael B. Solow)

/s/ EDMOND THOMAS	Director	April 17, 2008
(Edmond Thomas)

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K
Page No.

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets at February 2, 2008 and February 3, 2007	F-4

Consolidated Statements of Operations - Fiscal years ended
February 2, 2008, February 3, 2007, and January 28, 2006	F-5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended
February 2, 2008, February 3, 2007, and January 28, 2006	F-6

Consolidated Statements of Cash Flows - Fiscal years ended
February 2, 2008, February 3, 2007, and January 28, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective February 4, 2007, the Company adopted Financial Accounting Standards Board Intepretation No. 48, “Accounting for Uncertainty in Income Taxes.” Effective February 3, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” In addition, effective January 29, 2006, the Company adopted SFAS No 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
April 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation and subsidiaries’ (the “Company”), internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 2, 2008, and our report dated April 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
April 17, 2008

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	February 2,	February 3,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,655	$118,630
Accounts receivable	8,632	7,874
Merchandise inventory	440,241	504,860
Income taxes receivable, net	5,216	---
Prepaid expenses and other	17,578	5,953
Deferred taxes, net	---	9,039
Total current assets	546,322	646,356

FIXED ASSETS, net	82,248	138,252

DEFERRED TAXES, net	---	32,715
OTHER ASSETS	10,423	12,367
TOTAL ASSETS	$638,993	$829,690

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$237,774	$306,378
Accrued expenses and other current liabilities	53,540	56,735
Income taxes payable, net	---	13,646
Current portion of long-term debt	537	506
Current portion of capital lease obligations	2,964	2,887
Total current liabilities	294,815	380,152

LONG –TERM DEBT, less current portion	3,552	4,085
CAPITAL LEASE OBLIGATIONS, less current portion	9,036	12,000
OTHER LONG-TERM LIABILITIES	33,441	40,248
TOTAL LIABILITIES	340,844	436,485

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized;
none issued)	---	---
Common stock ($0.01 par value; 200,000,000 shares authorized;
56,288,637 shares and 55,998,109 shares issued , respectively)	563	560
Additional paid-in capital	303,998	301,526
Treasury stock at cost (25,102,990 and 25,103,990 shares , respectively)	(217,555)	(217,560)
Accumulated other comprehensive loss	(1,625)	(1,888)
Retained earnings	212,768	310,567
TOTAL SHAREHOLDERS’ EQUITY	298,149	393,205
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$638,993	$829,690

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales	$1,265,658	$1,471,157	$1,238,486
Cost of sales	819,911	951,935	806,873
Gross profit	445,747	519,222	431,613
Selling, general and administrative expenses	470,386	519,246	426,854
Asset impairment charge	30,731	---	---
(Loss) income from operations	(55,370)	(24)	4,759
Interest expense	6,519	5,504	2,954
Other income	(429)	(4,435)	(2,171)
(Loss) income before income taxes, extraordinary gain – unallocated negative
goodwill and cumulative effect of change in accounting principle	(61,460)	(1,093)	3,976
Income tax expense (benefit)	37,975	(2,041)	1,090
(Loss) income before extraordinary gain – unallocated negative goodwill
and cumulative effect of a change in accounting principle	(99,435)	948	2,886
Extraordinary gain – unallocated negative goodwill, net of income
taxes of $0, $6,739 and $0 in 2007, 2006 and 2005, respectively	---	10,721	---
Cumulative effect of a change in accounting principle, net of income taxes
of $0, $0 and $1,505 in 2007, 2006 and 2005, respectively.	---	---	(2,277)
NET (LOSS) INCOME	$(99,435)	$11,669	$609
BASIC (LOSS) EARNINGS PER SHARE:
(Loss) earnings per share before extraordinary gain – unallocated
negative goodwill and cumulative effect of a change in accounting principle	$(3.20)	$0.03	$0.09
Extraordinary gain – unallocated negative goodwill	---	0.35	---
Cumulative effect of a change in accounting principle	---	---	(0.07)
Basic (loss) earnings per share	$(3.20)	$0.38	$0.02

Weighted average number of common shares outstanding – basic	31,046	30,797	31,962

DILUTED (LOSS) EARNINGS PER SHARE:
(Loss) earnings per share before extraordinary gain – unallocated
negative goodwill and cumulative effect of a change in accounting principle	$(3.20)	$0.03	$0.09
Extraordinary gain – unallocated negative goodwill	---	0.33	---
Cumulative effect of a change in accounting principle	---	---	(0.07)
Diluted (loss) earnings per share	$(3.20)	$0.36	$0.02

Weighted average number of common shares – diluted	31,046	31,986	32,132

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(Shares and $ in thousands)

				Unearned			Accum.
			Additional	Compensation		Treasury	Other
	Common	Common	Paid-in	Restricted	Treasury	Stock	Comp.	Retained	Shareholders’
	Shares	Stock	Capital	Stock	Shares	At Cost	Loss	Earnings	Equity
Balance as of January 29, 2005	55,015	$550	$292,922	$(46)	(21,989)	$(186,298)	$(1,094)	$298,289	$404,323
Comprehensive loss:
Net income	---	---	---	---	---	---	---	609	609
Excess of additional minimum pension liability
over unrecognized prior service cost, net of
income taxes of $741	---	---	---	---	---	---	(954)	---	(954)
Total comprehensive loss									(345)
Repurchase of shares of treasury stock	---	---	---	---	(3,117)	(31,270)	---	---	(31,270)
Issuance of treasury stock under
incentive stock programs	---	---	3	---	1	4	---	---	7
Amortization of unearned compensation
– restricted stock	---	---	---	16	---	---	---	---	16
Stock compensation and related tax benefit	713	7	5,774	---	---	---	---	---	5,781
Balance as of January 28, 2006	55,728	$557	$298,699	$(30)	(25,105)	$(217,564)	$(2,048)	$298,898	$378,512
Comprehensive income:
Net income	---	---	---	---	---	---	---	11,669	11,669

Additional pension liability adjustment,
net of income taxes of $1,771	---	---	---	---	---	---	2,445	---	2,445
Total comprehensive income									14,114
Adjustment to initially apply
SFAS 158, net of income taxes of $1,623	---	---	---	---	---	---	(2,285)	---	(2,285)
Issuance of treasury stock under incentive stock
programs	---	---	2	---	1	4	---	---	6
Stock compensation and related tax benefit	270	3	2,842	---	---	---	---	---	2,845
Reclassification of unearned compensation upon
adoption of SFAS 123(R)	---	---	(30)	30	---	---	---	---	---
Amortization of unearned compensation – restricted
stock	---	---	13	---	---	---	---	---	13
Balance as of February 3, 2007	55,998	$560	$301,526	$ ---	(25,104)	$(217,560)	$(1,888)	$310,567	$393,205
Comprehensive loss:
Net loss	---	---	---	---	---	---	---	(99,435)	(99,435)

Additional pension liability adjustment,
net of income taxes of $107	---	---	---	---	---	---	263	---	263
Total comprehensive loss									(99,172)
Adjustment to initially apply FIN 48	---	---	---	---	---	---	---	1,636	1,636
Issuance of treasury stock under incentive stock
programs	---	---	1	---	1	5	---	---	6
Stock compensation and related tax benefit	291	3	2,532	---	---	---	---	---	2,535
Unearned compensation – restricted stock	---	---	(125)	---	---	---	---	---	(125)
Amortization of unearned compensation – restricted
stock	---	---	54	---	---	---	---	---	54
Reversal of unearned compensation – restricted stock
associated with termination of a participant	---	---	10	---	---	---	---	---	10
Balance as of February 2, 2008	56,289	$563	$303,998	$ ---	(25,103)	$(217,555)	$(1,625)	$212,768	$298,149

           See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(99,435)	$11,669	$609
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization of fixed assets	39,900	40,099	37,216
Asset impairment charge	30,731	---	---
Amortization of intangible assets	297	263	94
Amortization of lease valuations, net	(1,146)	(3,150)	(428)
Stock compensation	1,906	2,191	319
Loss on disposal of fixed assets	2,535	2,243	2,391
Gain on sale of available for sale securities and other investments	---	(3,528)	(813)
Deferred tax expense (benefit)	42,475	(4,387)	4,186
Cumulative effect of change in accounting principle, net of income taxes	---	---	2,277
Extraordinary gain on acquisition of businesses, net of income taxes	---	(10,721)	---
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(758)	819	(2,469)
Merchandise inventory	64,619	10,520	28,534
Prepaid expenses and other	(11,625)	146	1,067
Other assets	47	(490)	544
Accounts payable	(68,444)	3,804	(38,776)
Income taxes receivable/payable	(17,280)	2,247	(7,863)
Accrued expenses and other current liabilities	(3,457)	(3,305)	(2,831)
Other long-term liabilities	(5,944)	(1,152)	1,190
Net cash (used by) provided by operating activities	(25,579)	47,268	25,247

INVESTING ACTIVITIES:
Purchases of fixed assets	(15,949)	(48,289)	(41,330)
Acquisition of businesses	---	(78,810)	---
Proceeds from sale of available-for-sale securities and other investments	---	4,228	813
Net cash used by investing activities	(15,949)	(122,871)	(40,517)

FINANCING ACTIVITIES:
Proceeds from capital lease obligations	---	---	12,877
Payments of long-term debt	(502)	(473)	(444)
Payments of capital lease obligations	(2,887)	(3,182)	(2,117)
Payments of debt issue costs	---	---	(495)
Payments for purchases of treasury stock	---	---	(31,270)
Excess tax benefit from stock award exercises	3	36	---
Proceeds from exercise of stock awards	939	643	4,160
Net cash used by financing activities	(2,447)	(2,976)	(17,289)

Net decrease in cash and cash equivalents	(43,975)	(78,579)	(32,559)
Cash and cash equivalents, beginning of year	118,630	197,209	229,768
Cash and cash equivalents, end of year	$74,655	$118,630	$197,209
Supplemental disclosures and non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$6	$6	$7
Issuance of deferred / restricted shares under deferred / restricted stock plans	160	105	---
Income tax benefit resulting from exercises of stock options	---	---	1,621
Interest paid	6,534	5,529	2,901
See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of February 2, 2008, the Company operated 813 stores totaling approximately 5.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain amounts in previously issued consolidated financial statements were reclassified to conform to the Fiscal 2007 presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2007, 2006, and 2005 ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively. Fiscal 2006 had 53 weeks and 2007 and 2005 had 52 weeks. The 53rd week of business in Fiscal 2006 contributed approximately $23.0 million in net sales.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are more-likely-than-not to be upheld based on their technical merits. Additionally, the measurement of a tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of adopting the provisions of FIN 48 are to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. As a result of adopting FIN 48, the Company recorded a $1.6 million decrease in its reserve for uncertain tax positions as an adjustment to retained earnings. See Note 6 in the Notes to Consolidated Financial Statements for detailed discussion.

The Company adopted the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 158 , Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective February 3, 2007. In accordance with SFAS No. 158, the Company recorded a liability equal to the underfunded status of the Company sponsored Supplemental Executive Retirement Plan (“SERP”) and “Director Retirement Plan” as of the November 1, 2006 measurement date. See Note 8 in the Notes to Consolidated Financial Statements for detailed discussion.

Effective January 29, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized during 2006 and 2007 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of January 29, 2006 as well as awards granted in Fiscal 2006 and 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated, as allowed for under the modified prospective transition method.

The Company adopted FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, effective January 28, 2006. In accordance with FIN 47, the Company recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at its store locations that arise under the terms of operating leases.

Concentration of Business Risks: The Company purchases merchandise inventory for its stores from approximately 500 suppliers, with approximately 61% of purchases being made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music Group, Fox Video Inc., Paramount Video, Buena Vista Video, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results.

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

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends, and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and distribution centers throughout the year, and inventory records are adjusted accordingly.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs

During Fiscal 2007, the Company recorded an asset impairment charge of $30.7 million related to the write down of certain long-lived assets at underperforming locations. There were no asset impairment charges recorded in Fiscal 2006 or 2005. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $2.5 million, $2.2 million and $2.4 million in Fiscal 2007, 2006 and 2005, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Investments in Unconsolidated Affiliates: Investments in unconsolidated affiliates have been recorded on the cost basis, with any decline in the market value below cost that is deemed other than temporary charged to operations. Write-offs of investments in unconsolidated affiliates for other than temporary decline in market value are reflected in SG&A expenses in the Consolidated Statements of Operations. There were no write-offs of investments in unconsolidated affiliates in Fiscal 2007, 2006 and 2005.

Commitments and Contingencies

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

Revenue Recognition: The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales are recognized as revenue upon shipment. Shipping and handling fee income from the Company’s Internet operations is recognized as net sales. Loyalty card revenue is amortized straight-line over the life of the membership period. Net sales are recorded net of estimated amounts for sales returns and other allowances. The Company records shipping and handling costs in cost of goods sold. Net sales are recorded net of applicable sales taxes.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, inspecting and warehousing product. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 3 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous items, other than interest.

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print, radio and television advertising, and other promotional events. The Company accounts for vendor allowances in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $29.7 million, $29.7 million, and $22.0 million in Fiscal 2007, 2006, and 2005, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs in accordance with EITF No. 02-16, were $15.9 million, $10.7 million, and $9.6 million in Fiscal 2007, 2006, and 2005, respectively.

Lease Accounting: The Company’s calculation of straight-line rent expense includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the lives of the related leases. The tenant improvement allowances are recorded as deferred rent in the Consolidated Balance Sheet and are amortized as a reduction in rent expense over the life of the related leases.

Store Closing Costs: Management periodically considers the closing of underperforming stores. Reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $18.3 million and $21.0 million at the end of Fiscal 2007 and 2006, respectively When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2007, 2006 and 2005 in the amount of $3.4 million, $3.6 million and $2.9 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense (benefit) in the Consolidated Statements of Operations.

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

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested options awarded annually to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share. Options to purchase 2,273,057 shares of the Company’s common stock, representing approximately 24% of the total options outstanding, became immediately vested and exercisable as a result of this action. The number of shares and exercise prices of the options subject to the acceleration remained unchanged. Also, all of the other terms of the options remain the same. Based upon an analysis performed in accordance with SFAS No.123, the acceleration of vesting of these stock options resulted in compensation expense of $5.9 million, in the pro forma net income (loss) results. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statements of Operations in future financial statements upon the adoption of SFAS No.123 (R), Share-Based Payment, which the Company adopted on January 29, 2006. The acceleration of the vesting of these stock options reduced the amounts recognized by the Company as share-based compensation expense, net of income taxes, by approximately $2.4 million in Fiscal 2006 and by approximately $1.9 million in Fiscal 2007, and will reduce compensation expense by approximately $1.2 million in Fiscal 2008, and $0.4 million in Fiscal 2009. The accelerated options included 1,355,000 options held by executive officers and 918,057 options held by other employees. Based on the Company’s closing stock price of $6.25 per share on the date of accelerated vesting, the exercise prices of all of the options were above the closing market price.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations for Fiscal 2007 and Fiscal 2006 was $1.9 million and $2.2 million. The related total deferred tax benefit was approximately $0.8 million and $0.9 million in Fiscal 2007 and 2006, respectively. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption. As of February 2, 2008, there was $3.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments for Fiscal 2005.

($ in thousands except for per share amounts)	2005

Net income, as reported	$ 609
Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects	180
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects
(7,521)
Pro forma net (loss) income	$(6,732)
Earnings (loss) per share:
Basic - as reported	$0.02
Basic– pro forma	$(0.21)
Diluted – as reported	$0.02
Diluted – pro forma	$(0.21)

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	65.1% - 68.7%	65.9% - 71.2%	55%
Risk-free interest rate	3.57% - 4.94%	4.64% - 5.04%	3.71% - 4.34%
Expected option life in years	4.70 – 7.30	4.93 – 7.12	5 – 6.25
Weighted average fair value per share
of options granted during the year	$3.39	$3.42	$6.59

(Loss) Earnings Per Share: Basic (loss) earnings per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2007	2006	2005

Weighted average common shares outstanding – basic	31,046	30,797	31,962
Dilutive effect of outstanding stock awards	---	1,189	170
Weighted average common shares outstanding – diluted	31,046	31,986	32,132

Antidilutive stock awards	6,413	7,290	4,756

As the Company recorded a net loss during Fiscal 2007, the impact of all outstanding stock awards was not considered as such impact would be antidilutive. Certain stock awards outstanding were excluded from the computation of diluted earnings per share for Fiscal 2006 and 2005 because the exercise price of the options was greater than the average market price of the common shares during the period.

Fair Value of Financial Instruments: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The carrying value of the Company’s long-term debt including current portion, approximates fair value based on estimated discounted future cash flows for remaining maturities and rates currently offered to the Company for similar debt instruments. The Company had outstanding product import letters of credit with a fair value of $0 and $36 thousand as of February 2, 2008 and February 3, 2007 respectively.

Segment Information: The Company has one reportable segment in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following table shows net sales by merchandise category:

	Fiscal year
	2007	2006	2005
	($ in thousands)
Music	$494,286	$676,091	$663,712
Video	491,360	529,900	371,965
Video games	114,431	114,654	90,408
Other	165,581	150,512	112,401
Total	$1,265,658	$1,471,157	$1,238,486

The “Other” category includes electronics, accessories and trend items, none of which individually exceeds 10% of total net sales.

Note 2. Business Combinations

On March 27, 2006, the Company acquired substantially all the net assets of Musicland Holding Corp. (“Musicland”). Under the terms of the Asset Purchase Agreement (“APA”), the Company acquired 335 of Musicland’s 400 stores, with the remainder of the stores being liquidated under an agency agreement with Hilco Merchant Resources LLC. Musicland, which operated retail stores and websites, filed a voluntary petition to restructure under Chapter 11 of the United States Bankruptcy Code in January 2006. The acquisition was accounted for using the purchase method of accounting. The Consolidated Statement of Operations for Fiscal 2006 includes the results of Musicland beginning March 27, 2006.

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

From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, Business Combinations, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes of $6.7 million. The extraordinary gain represents the excess of the fair value of net assets acquired over the purchase price. The purchase price was allocated on a preliminary basis during the thirteen weeks ended April 29, 2006 using information available at the time. The extraordinary gain recorded as of April 29, 2006 was $0.9 million, which was net of income taxes of $0.7 million. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired must be finalized within twelve months following the date of acquisition. Accordingly, the purchase price allocation was adjusted between April 29, 2006 and February 3, 2007, resulting in an adjustment to the extraordinary gain of $9.8 million, which is net of income taxes of $6.0 million. The pre-tax increase in the extraordinary gain from April 29, 2006 to February 2, 2008 represented adjustments to the value of acquired inventory ($1.9 million), an adjustment to customer liabilities related to the former Musicland loyalty program ($3.4 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($6.1 million), an adjustment to occupancy related expenses ($1.5 million) and an adjustment to the cash purchase price ($2.9 million).

Note 3. Fixed Assets
Fixed assets consist of the following:

	February 2,	February 3,
	2008	2007
	($ in thousands)
Buildings and improvements	$26,513	$26,493
Fixtures and equipment	173,414	229,115
Leasehold improvements	76,274	157,935
	276,201	413,543
Allowances for depreciation and amortization	(193,953)	(275,291)
	$82,248	$138,252

Depreciation and amortization of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year
	2007	2006	2005
	($ in thousands)
Cost of sales	$2,670	$3,108	$3,076
Selling, general and administrative expenses	37,230	36,991	34,140
Total	$39,900	$40,099	$37,216

Depreciation and amortization expense related to the Company’s distribution center facility and equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 4. Impairment of Long-Lived Assets

During Fiscal 2007, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)., requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of February 2, 2008, resulting in the recording of an asset impairment charge of $30.7 million. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Note 5. Debt

On January 5, 2006, the Company entered into a five year, $100 million revolving secured credit facility agreement (“Credit Agreement”) with Bank of America, N.A. At the election of the Company, loans under the Credit Agreement bear interest on the principal amount at a rate equal to either the Prime Rate or Adjusted LIBOR plus 0.75% . The principal amount of all outstanding loans under the Credit Agreement together with any accrued but unpaid interest, are due and payable on January 6, 2011, unless otherwise paid earlier pursuant to the terms of the Credit Agreement. Payments of amounts due under the Credit Agreement are secured by the assets of the Company.

The Credit Agreement includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Agreement also includes customary events of default, including, among other things, bankruptcy, and certain changes of control. The Company was in compliance with terms and conditions of the Credit Agreement as of February 2, 2008.

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

During Fiscal 2007, 2006 and 2005, the highest aggregate balances outstanding under the revolving credit facility were $111.5 million, $107.5 million and $27.2 million, respectively. As of February 2, 2008 and February 3, 2007, the Company had $0 and $36 thousand, respectively, in outstanding letter of credit obligations under the Credit Agreements with Bank of America, N.A. The Company had $150 million available for borrowing as of February 2, 2008 and February 3, 2007.

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of February 2, 2008, the outstanding balance on the loan was $4.1 million. The following table presents principal cash payments of long-term debt by expected maturity dates as of February 2, 2008:

Long-term debt
($ in thousands)
2008	$537
2009	570
2010	606
2011	643
2012	683
Thereafter	1,050
Total	4,089
Less: current portion	537
Long –term debt obligation	$3,552

Note 6. Income Taxes
Income tax expense (benefit) consists of the following:

	Fiscal Year
	2007	2006	2005
	($ in thousands)
Federal – current	$(4,864)	$2,090	$(3,887)
State – current	364	256	791
Deferred	42,475	(4,387)	4,186
	$37,975	$(2,041)	$1,090

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of
federal tax effect	(15.9)%	17.9%	52.2%
Change in federal valuation allowance	(78.1)%	99.3%	(5.9)%
Corporate-owned life insurance
payment settlement, net	(0.4)%	(21.4)%	5.9%
Cash surrender value – insurance/ benefit
programs	(0.1)%	10.7%	(4.2)%
Executive compensation	(0.2)%	(13.1)%	3.3%
Tax exempt income	---	17.7%	(3.2)%
Closing of tax periods	---	18.1%	(8.8)%
Tax credits	(0.1)%	27.6%	(7.8)%
Recognized deferred tax asset	---	---	(43.3)%
Other	(2.0)%	(5.1)%	4.2%
Effective income tax rate	(61.8)%	186.7%	27.4%

During Fiscal 2005, the Company recognized a tax benefit of $2.0 million attributable to the effect of additional deductible temporary differences. The Other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization, uncertain tax positions, tax attribute carryback limitations and graduated rate brackets.

Under the final payment terms of a 2003 agreement between the Company and the IRS regarding an earlier audit, the Company made a final principal payment of $7.1 million in 2007.

Significant components of the Company’s deferred tax assets are as follows:
	February 2,	February 3,
	2008	2007
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$1,643	$1,888
Inventory	4,690	5,459
Retirement and compensation related accruals	8,033	7,172
Fixed assets, including impairment charge	18,949	3,532
Federal and state net operating loss and credit carryforwards	19,011	10,381
Real estate leases, including deferred rent	9,799	11,839
Losses on investments	1,683	2,475
Goodwill	5,525	6,251
Other	1,263	493
Gross deferred tax assets before valuation allowance	70,596	49,490
Less: valuation allowance	(70,596)	(7,736)
Total deferred tax assets	$ ---	$41,754

DEFERRED TAX LIABILITIES	---	---

NET DEFERRED TAX ASSET	$ ---	$41,754

The net deferred tax asset is classified on the Company’s Consolidated Balance Sheets as follows:

	February 2,	February 3,
	2008	2007
	($ in thousands)
Current deferred tax asset, net	$ ---	$9,039
Non-current deferred tax asset, net	---	32,715
	$ ---	$41,754

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

The Company has a net operating loss carryforward of $19.7 million for federal income tax purposes and approximately $155 million for state income tax purposes as of the end of Fiscal 2007 that expire at various times through 2025 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $0.9 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of February 2, 2008, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of February 2, 2008, the valuation allowance increased to $70.6 million from $7.7 million at February 3, 2007, because management believes that it is more likely than not that the tax benefit will not be realized. The increase in the valuation allowance includes approximately $11.6 million associated with the impairment of long-lived assets, pursuant to SFAS No. 144, and approximately $14.3 million associated with the increase in valuation allowance against federal and state net operating loss and credit carryforwards during Fiscal 2007. The remaining change is consistent with the Company’s decision to record a full valuation allowance against deferred tax assets that have been recorded in the normal course of business, as described above.

During Fiscal 2007, the Company paid income taxes, net of refunds, of approximately $12.4 million. For Fiscal 2006, the Company received a net income tax refund of approximately $0.1 million. For Fiscal 2005, the Company paid income taxes, net of refunds, of approximately $4.7 million.

On February 4, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on its technical merits, on examination by taxing authorities. The amount of the tax benefit recognized is measured as the largest amount that is determined to have a greater than 50% likelihood of realization upon ultimate settlement. Upon adoption of FIN 48 on February 4, 2007, the Company reduced the total reserve for uncertain tax positions by $1.6 million.

As of February 2, 2008, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.4 million, including accrued interest of $1.0 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

(Amounts in thousands)
Unrecognized tax benefits at February 4, 2007	$3,169
Increases in tax positions from prior years	95
Decreases in tax positions from prior years	(10)
Increases in tax positions for current year	-
Settlements	-
Lapse of applicable statute of limitations	(97)

Unrecognized tax benefits at February 2, 2008	$3,157

As of February 2, 2008, the Company had $3.2 million of gross unrecognized tax benefits, $2.4 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters through Fiscal 2000 and all material state and local income tax matters through Fiscal 2003.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statement of Operations. During Fiscal 2007, the Company accrued a provision for interest and penalties of $0.2 million. As of February 2, 2008, the Company had accrued interest and penalties of $1.0 million related to uncertain tax positions.

Note 7. Leases

As more fully discussed in Note 10 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	February 2,	February 3,
	2008	2007
	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	12,824	12,824
	22,166	22,166
Allowances for depreciation
and amortization	(13,120)	(10,325)
	$9,046	$11,841

At February 2, 2008, the Company leased 812 stores under operating leases, many of which contain renewal options, for periods ranging from five to twenty-five years, with the majority being ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for additional rent based on a percentage of sales.

Net rental expense was as follows:

	Fiscal Year
	2007	2006	2005
	($ in thousands)
Minimum rentals	$123,303	$130,802	$108,581
Contingent rentals	849	1,453	1,226
	$124,152	$132,255	$109,807

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms in excess of one year at February 2, 2008 are as follows:

	Operating	Capital
	Leases	Leases
	($ in thousands)
2008	$96,977	$4,841
2009	67,891	4,841
2010	45,726	2,841
2011	29,325	2,095
2012	21,155	2,095
Thereafter	36,130	5,794
Total minimum payments required	$297,204	$22,507
Less: amounts representing interest		10,507
Present value of minimum lease payments		12,000
Less: current portion		2,964
Long-term capital lease obligations		$9,036

Interest rates on capital leases were between 5.65% and 31.5% per annum.

Note 8. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years. Total expense related to the Plan was approximately $1,042,000, $1,003,000 and $957,000 in Fiscal 2007, 2006 and 2005, respectively.

Stock Award Plans

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

Stock options and SSARS authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of February 2, 2008, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 9.0 million were granted and are outstanding, 6.7 million of which were vested and exercisable. Options available for future grants at February 2, 2008 and February 3, 2007 were 3.3 million and 3.7 million, respectively.

The following table summarizes information about the stock awards outstanding under the Old Plans, New Plan and 1990 Plan as of February 2, 2008:

	Outstanding					Exercisable
			Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Exercise		Remaining	Exercise	Intrinsic		Exercise	Intrinsic
Price Range	Shares	Life	Price	Value	Shares	Price	Value
$0.00-$2.66	355,400	7.9	$0.00	$1,492,680	79,460	$0.00	$333,732
2.67-5.33	2,481,041	6.3	4.11	224,534	1,145,191	3.50	801,634
5.34-8.00	883,575	8.4	6.19	---	155,000	7.02	---
8.01-10.00	1,852,859	3.7	8.45	---	1,852,859	8.45	---
10.01-13.33	2,028,100	4.1	10.84	---	2,020,600	10.83	---
13.34-16.00	1,265,370	5.3	14.57	---	1,265,370	14.57	---
16.01-18.67	154,050	0.2	17.79	---	154,050	17.79	---
Total	9,020,395	5.3	$8.26	$1,717,214	6,672,530	$9.56	$1,135,366

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $4.20 as of February 1, 2008, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date. The total number of in-the-money awards exercisable as of February 2, 2008 was 1,224,651.

The following table summarizes activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of	Stock Award	Weighted
	Shares Subject	Exercise Price	Average
	To Option	Range Per Share(1)	Exercise Price
Balance January 29, 2005	9,298,096	$1.21-$23.75	$8.16
Granted	1,420,241	7.10-14.32	12.45
Exercised	(712,977)	1.21-12.44	5.84
Canceled*	(145,548)	3.50-17.79	8.79
Balance January 28, 2006	9,859,812	$1.58-$23.75	$8.94
Granted	1,092,675	5.32-7.29	4.86
Exercised	(267,262)	1.58-3.96	2.40
Canceled*	(626,371)	2.80-17.79	8.58
Balance February 3, 2007	10,058,854	$3.16-$23.75	$8.70
Granted	654,716	4.80-5.50	4.43
Exercised	(272,802)	3.16-3.96	3.45
Canceled*	(1,420,373)	3.50-23.75	10.51
Balance February 2, 2008	9,020,395	$3.50-$17.79	$8.26

(1) Exercise price ranges do not include the impact of deferred or restricted shares that were granted at an exercise price of $0.

* During Fiscal 2007, 900,000 of the stock awards that were cancelled represented stock options that were granted in Fiscal 1997 and expired out-of-the-money. No stock awards expired in Fiscal 2006 and 2005.

During Fiscal 2007, 2006 and 2005, the Company recognized expenses of approximately $526,000, $477,000 and $296,000, respectively, for deferred shares issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares vest under these grants over a period of two to five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of February 2, 2008, a total of 330,000 shares have been granted, of which 240,000 shares have vested and 90,000 shares had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is amortized over the applicable vesting period. The amount amortized to expense in Fiscal 2007, 2006 and 2005, net of the impact of forfeitures, was approximately $54,000, $13,000 and $16,000, respectively. As of February 2, 2008, there were no outstanding awards and shares available for grant totaled 660,000.

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

The Company provides the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that pays a retired director an annual retirement benefit equal to 60% of the annual retainer at the time of retirement plus a 3% annual increase through the final payment. Payments begin at age 62 or retirement, whichever is later, and continue for 10 years or the life of the director and his or her spouse, whichever period is shorter. Partial vesting in the retirement plan begins after six years of continuous service. Participants become fully vested after 12 years of continuous service on the Board. After June 1, 2003, new directors were not covered by the Director Retirement Plan. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to Deferred Shares under the 1990 Plan. Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to Deferred Shares under the 1990 Plan as of the effective date.

The Company accounts for the SERP and the Director Retirement Plan in accordance with SFAS No 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires that the funded status of defined benefit pension plans, or the difference between the fair value of plan assets and the projected benefit obligation, be recognized in the Consolidated Balance Sheets. This differs from the accounting under SFAS No. 87, which required the difference between the fair value of plan assets and the accumulated benefit obligation to be recorded in the Consolidated Balance Sheets. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end statement of financial position; however, this requirement of the statement is effective for fiscal years ending after December 15, 2008. Accordingly, the Company has not adopted this provision of SFAS No. 158 for the year ended February 2, 2008; however this provision will be adopted in accordance with the aforementioned requirements. For Fiscal 2007 and 2006, the measurement date for the plans is November 1.

For Fiscal 2007, 2006 and 2005, net periodic benefit cost recognized under both plans totaled approximately $1.3 million, $2.2 million, and $1.9 million, respectively. The accrued pension liability for both plans was approximately $14.2 million and $13.3 million at February 2, 2008 and February 3, 2007, respectively. The accumulated benefit obligation for both plans was approximately $13.5 million and $12.8 million as of February 2, 2008 and February 3, 2007, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:
	February 2,	February 3,
	2008	2007
Change in Projected Benefit Obligation:	($ in thousands)
Benefit obligation at beginning of year	$13,276	$16,108
Service cost	216	679
Interest cost	763	885
Actuarial gain	(30)	(4,346)
Benefits paid	(50)	(50)
Projected Benefit obligation at end of year	$14,175	$13,276

Fair value of plan assets at end of year	$-	$-

Reconciliation of Funded Status:
Funded status	$(14,175)	$(13,276)
Unrecognized prior service cost	3,058	3,400
Unrecognized net actuarial gain	(199)	(171)
Accrued benefit cost	(11,316)	(10,047)
Additional liability	(2,859)	(3,229)
Accrued pension liability	$(14,175)	$(13,276)

* The actuarial gain of $4.3 million in Fiscal 2006 was due to the non-vested termination of two plan participants, an increase in the discount rate from 5.50% to 5.75% and a 5 year extension of the assumed retirement age for the Company’s Chief Executive Officer.

Amounts recognized in the Consolidated Balance Sheets consist of:
	February 2,	February 3,
	2008	2007
	($ in thousands)

Accrued pension liability	$(14,175)	$(13,276)
Accumulated other comprehensive loss	1,625	1,888
Deferred tax asset	1,234	1,341
Net amount recognized	$(11,316)	$(10,047)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss: ($ in thousands)
Net Periodic Benefit Cost:	Fiscal Year
	2007	2006	2005
Service cost	$ 216	$ 679	$ 531
Interest cost	763	885	782
Amortization of prior service cost	342	343	342
Amortization of net (gain) loss	(2)	275	243
Net periodic benefit cost	$ 1,319	$ 2,182	$ 1,898

Other Changes in Benefit Obligations Recognized in Other
Comprehensive (Income) Loss:
Net prior service cost recognized as a component of net periodic benefit
cost	$(342)	$(343)
Net actuarial gain (loss) recognized as a component of net periodic
benefit cost	2	(275)
Net actuarial (gain) loss arising during the period	(30)	(3,598)
	(370)	(4,216)
Income tax effect	107	1,771
Total recognized in other comprehensive (income) loss	$(263)	$(2,445)
Total recognized in net periodic benefit cost
and other comprehensive (income) loss	$1,056	$(263)

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of February 2, 2008 and February 3, 2007 are summarized below.

($ in thousands)	February 2,	February 3,
	2008	2007
Net unrecognized actuarial gain	$ (199)	$ (171)
Net unrecognized prior service cost	3,058	3,400
Accumulated other comprehensive loss	$2,859	$3,229

In Fiscal 2008, approximately $427,000 of net unrecognized prior service cost and approximately $3,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at February 2, 2008, will be recognized as components of net periodic benefit cost.

Assumptions:
	Fiscal Year
	2007	2006
Weighted-average assumptions used to determine
benefit obligation:
Discount rate	6.25%	5.75%
Salary increase rate	4.00%	4.00%
Measurement date	Nov 1, 2007	Nov 1, 2006

	Fiscal Year
	2007	2006	2005
Weighted-average assumptions used to determine
net periodic benefit cost:
Discount rate	6.25%	5.75%	5.50%
Salary increase rate	4.00%	4.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2008	$51
2009	64
2010	101
2011	143
2012	1,356
2013 and thereafter	$6,749

Note 9. Shareholders’ Equity

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

Note 10. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998 (the “Leases”), the Company paid Mr. Higgins an annual rent of $2.0 million, $2.0 million and $1.9 million in Fiscal 2007, 2006 and 2005 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2007, 2006 and 2005. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $3,800, $4,100 and $4,400 in Fiscal 2007, 2006 and 2005 respectively.

The Company occasionally utilizes privately chartered aircraft owned or partially owned by Mr. Higgins, for Company business. The Company charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins, for Company business. Payments to Crystal Jet aggregated approximately $0, $11,000 and $6,000 in Fiscal 2007, 2006 and 2005, respectively. The Company also charters an aircraft from Richmor Aviation, an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation, to charter the aircraft owned by Mr. Higgins, in Fiscal 2007, 2006 and 2005 were approximately $29,000, $526,000 and $276,000, respectively.

Note 11. Quarterly Financial Information (Unaudited)

	Fiscal 2007 Quarter Ended
	2007	2/02/08	11/03/07	8/04/07	5/05/07
	($ in thousands, except for per share amounts)
Net sales	$1,265,658	$451,476	$260,570	$267,305	$286,307
Gross profit	445,747	152,072	91,332	97,962	104,381
Net loss	$(99,435)	$(66,029)	$(14,263)	$(10,074)	$(9,069)

Basic and diluted loss per share	$(3.20)	$(2.12)	$(0.46)	$(0.32)	$(0.29)

During the fourth quarter of Fiscal 2007, the Company recorded an asset impairment charge of $30.7 million related to the write down of certain long-lived assets at underperforming locations. In addition, during the fourth quarter, the Company recorded a full valuation allowance against its net deferred tax assets. See Note 4 and Note 6, respectively in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge and valuation allowance.

	Fiscal 2006 Quarter Ended
	2006	2/03/07	10/28/06	7/29/06	4/29/06
	($ in thousands, except for per share amounts)
Net sales	$1,471,157	$586,680	$297,679	$298,261	$288,537
Gross profit	519,222	203,755	108,811	106,212	100,444
Income (loss) before extraordinary
gain - unallocated negative goodwill	948	32,461	(13,305)	(10,217)	(7,991)
Extraordinary gain – unallocated negative goodwill,
net of income taxes	10,721	5,387	1,925	2,475	934
Net income (loss)	$11,669	$37,848	$(11,380)	$(7,742)	$(7,057)

Basic earnings (loss) per share before extraordinary
gain – unallocated negative goodwill	$0.03	$1.05	$(0.43)	$(0.33)	$(0.26)
Extraordinary gain – unallocated negative goodwill,
net of income taxes	0.35	$0.18	$0.06	$0.08	$0.03
Basic earnings (loss) per share	$0.38	$1.23	$(0.37)	$(0.25)	$(0.23)
Diluted earnings (loss) per share before extraordinary
gain – unallocated negative goodwill	$0.03	$1.00	$(0.43)	$(0.33)	$(0.26)
Extraordinary gain – unallocated negative goodwill,
net of income taxes	0.33	0.17	0.06	0.08	0.03
Diluted earnings (loss) per share	$0.36	$1.17	$(0.37)	$(0.25)	$(0.23)

Index to Exhibits
Document Number and Description

Exhibit No.

2.1

Asset Acquisition Agreement dated February 17, 2006, between Trans World Entertainment Corporation and Musicland Holding Corp.- incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 22, 2006. Commission File No. 000-14818.

3.1	Restated Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2

Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3

Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	*3.4 Amended By-Laws -- incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

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

4.4

Rights Agreement, between Trans World Entertainment Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent – incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-A filed August 11, 2000. Commission File No. 0-14818.

4.5

Amendment No. 1 to the Rights Agreement, dated as of August 11, 2000, between Trans World Entertainment Corporation and Mellon Investor Services LLC (as successor in interest to ChaseMellon Shareholder Services, L.L.C.) – incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-A12G/A filed November 27, 2007. Commission File No. 0-14818.

10.1

Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 -- incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

10.2

Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option -- incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990. Commission File No. 0-14818.

10.3

Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant -- incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.5

Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant, for additional office space at 38 Corporate Circle -- incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.6

Trans World Music Corporation 1986 Incentive and Non-Qualified Stock Option Plan, as amended and restated, and Amendment No. 3 thereto -- incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.7

Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated -- incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0- 14818.

10.8

Trans World Entertainment Corporation Amended 1990 Restricted Stock Plan -- incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 17, 1999. Commission File No. 0-14818.

10.9

Trans World Entertainment Corporation 1994 Stock Option Plan -- incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.10

Trans World Entertainment Corporation 1998 Stock Option Plan -- incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.11

Trans World Entertainment Corporation 1999 Stock Option Plan -- incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.12

Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.13

Trans World Entertainment Corporation 1997 Supplemental Executive Retirement Plan -- incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 1997. Commission File No. 0-14818.

10.14

Employment Agreement, dated as of May 1, 2003, between the Company and Robert J. Higgins. Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. Commission File No. 0-14818.

10.15

Agreement dated September 19, 2003 by and between a joint venture composed of Trans World Entertainment Corporation, Hilco Merchant Resources, LLC, Hilco Real Estate, LLC Gordon Brothers Retail Partners, LLC and The Ozer Group LLC as Agent and Wherehouse Entertainment, Inc., as Merchant to acquire certain assets of Wherehouse Entertainment Inc. -- incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003. Commission File No. 0-14818.

10.16

Amendment No.1 dated October 1, 2003 to the agency agreement dated September 19, 2003 -- incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003. Commission File No. 0-14818.

10.17

Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 17, 2008, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008.

*31.2	Certification of Chief Financial Officer dated April 17, 2008, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008.

*32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 17, 2008, pursuant to 18 U. S. C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008.

99.1	Consent and Agreement, dated as of November 20, 2007, by and among Robert J. Higgins, Riley Investment Management LLC and Trans World Entertainment Corporation—incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8- K filed November 27, 2007. Commission File No. 0-14818.

*Filed herewith.