Form 10-Q
period 2008-05-03
TRANS WORLD ENTERTAINMENT CORP
filed 2008-06-12
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MAY 3, 2008

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ] No[ _ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]      Accelerated filer [ X ]      Non-accelerated filer [   ]      Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
31,197,419 shares outstanding as of May 30, 2008

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q
Page No.
PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at May 3, 2008,
February 2, 2008 and May 5, 2007	3

Condensed Consolidated Statements of Operations –
Thirteen Weeks Ended May 3, 2008 and May 5, 2007	4

Condensed Consolidated Statements of Cash Flows –
Thirteen Weeks Ended May 3, 2008 and May 5, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1A- Risk Factors	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults Upon Senior Securities	20

Item 4 – Submission of Matters to a Vote of Security Holders	20

Item 5 – Other Information	20

Item 6 – Exhibits	20

Signatures	21

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 3,	February 2,	May 5,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,092	$74,655	$13,688
Merchandise inventory	417,004	440,241	494,687
Income taxes receivable, net	5,036	5,216	1,060
Deferred taxes, net	---	---	8,081
Other current assets	12,430	26,210	26,423
Total current assets	447,562	546,322	543,939

NET FIXED ASSETS	75,315	82,248	131,186
DEFERRED TAXES, net	---	---	34,516
OTHER ASSETS	10,261	10,423	12,004
TOTAL ASSETS	$533,138	$638,993	$721,645

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$128,055	$237,774	$171,147
Borrowings under line of credit	22,711	---	55,000
Accrued expenses and other current liabilities	48,084	53,540	51,219
Current portion of long-term debt	545	537	514
Current portion of capital lease obligations	3,016	2,964	2,814
Total current liabilities	202,411	294,815	280,694

LONG-TERM DEBT, less current portion	3,414	3,552	3,954
CAPITAL LEASE OBLIGATIONS, less current portion	8,262	9,036	11,278
OTHER LONG-TERM LIABILITIES	32,564	33,441	38,969
TOTAL LIABILITIES	246,651	340,844	334,895

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 56,300,409, 56,288,637 and 56,175,449
shares issued, respectively)	563	563	562
Additional paid-in capital	304,524	303,998	302,496
Treasury stock at cost (25,102,990, 25,102,990 and
25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive loss	(1,625)	(1,625)	(1,888)
Retained earnings	200,580	212,768	303,135
TOTAL SHAREHOLDERS’ EQUITY	286,487	298,149	386,750
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$533,138	$638,993	$721,645

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Net sales	$232,551	$286,307
Cost of sales	149,563	181,926
Gross profit	82,988	104,381
Selling, general and administrative expenses	93,798	118,799
Loss from operations	(10,810)	(14,418)
Interest expense, net	893	1,403

Loss before income tax expense (benefit)	(11,703)	(15,821)
Income tax expense (benefit)	123	(6,752)
Net loss	$(11,826)	$(9,069)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.38)	$(0.29)

Weighted average number of common
shares – basic and diluted	31,164	30,956

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net cash used by operating activities	$(87,289)	$(155,958)

Cash flows from investing activities:
Purchases of fixed assets	(2,328)	(3,601)
Net proceeds from sale of distribution facility	6,193	---
Net cash provided by (used by) investing activities	3,865	(3,601)

Cash flows from financing activities:
Proceeds from line of credit	22,711	55,000
Payments of long-term debt	(130)	(123)
Payments of capital lease obligations	(722)	(795)
Proceeds from the exercise of stock awards	2	535
Net cash provided by financing activities	21,861	54,617

Net decrease in cash and cash equivalents	(61,563)	(104,942)
Cash and cash equivalents, beginning of period	74,655	118,630
Cash and cash equivalents, end of period	$13,092	$13,688
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	$ ---	$6
Issuance of deferred shares	160	160

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 3, 2008 and May 5, 2007

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of May 3, 2008, the Company operated 799 stores totaling approximately 5.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Seasonality:
The Company's business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2007, the fourth fiscal quarter accounted for approximately 36% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter (which the Company had experienced during its most recent fourth quarter of fiscal year 2007), the Company’s operating results, particularly operating and net income, could be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 2, 2008 has been derived from the Company's February 2, 2008 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 3, 2008 and May 5, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 2, 2008.

Note 3. Recently Adopted Accounting Pronouncements

Effective February 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption of SFAS 157 as it relates to nonfinancial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

Effective February 3, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value. The Company did not choose the fair value option for any financial instruments upon the adoption of this statement.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 3, 2008 and May 5, 2007 was $0.5 million and $0.4 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended May 3, 2008. Deferred tax benefit of $0.2 million was recorded for the thirteen weeks ended May 5, 2007.

As of May 3, 2008, there was approximately $3.0 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.1 years.

Stock awards authorized for issuance under the Company’s plans total 20.6 million. As of May 3, 2008, of the awards authorized for issuance, 8.8 million were granted and are outstanding, 6.9 million of which were vested and exercisable. Awards available for future grants at May 3, 2008 were 3.2 million. During the thirteen weeks ended May 3, 2008, the Company did not issue any SSARS (Stock-Settled Appreciation Rights), or other derivative securities, requiring use of the Black-Scholes award valuation model.

The following table summarizes stock award activity during the thirteen weeks ended May 3, 2008:

	Employee and Director Stock Award Plans
	Number of	Weighted	Weighted
	Shares Subject	Average	Average
			Remaining
	To Award	Exercise Price	Contractual
			Term
Balance February 2, 2008	9,020,395	$8.26	5.3
Granted	---	---	---
Grant of director deferred
shares	120,000	0.00 *	---
Exercised	(600)	3.50	---
Vested deferred shares
issued to directors	(11,172)	0.00 *	---
Forfeited or expired (1)	(321,250)	13.33	---
Balance May 3, 2008	8,807,373	7.97	5.2
Exercisable at May 3, 2008	6,934,485	$8.88	4.4

(1) During the thirteen weeks ended May 3, 2008, 162,700 of these awards were forfeited and 158,550 expired.

* Director deferred shares are exchangeable for common share on a 1:1 basis and therefore have an exercise price of $0.

The intrinsic value of stock awards exercised was $41,000 during the thirteen weeks ended May 3, 2008. The intrinsic value of stock awards outstanding and exercisable as of May 3, 2008 was $1,898,000 and $623,000, respectively.

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

The measurement date for the SERP and Director Retirement Plan is fiscal year end, using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other

Postretirement Plans. Effective February 3, 2008, the Company adopted the measurement date provisions of SFAS No. 158 and, in accordance with the requirements of SFAS No. 158, recorded a reduction in retained earnings of $362 thousand during the first quarter of Fiscal 2008, representing the increase in accrued benefits between the old measurement date of November 1, 2007 and February 2, 2008.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	May 3,	May 5,
	2008	2007
	($ in thousands)
Service cost	$54	$54
Interest cost	223	191
Amortization of prior service cost	86	85
Amortization of net gain	(1)	(1)
Net periodic pension cost	$362	$329

During the thirteen weeks ended May 3, 2008, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $16,000 in benefits relating to the Director Retirement Plan during Fiscal 2008.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of May 3, 2008, the Company had borrowed $22.7 million under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $127.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 3, 2008 was 4.13% ..

As of May 5, 2007, the Company had borrowed $55.0 million, under the revolving credit facility, had no outstanding letter of credit obligations under the revolving credit facility and $95.0 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 5, 2007 was 6.41% .

Note 7. Comprehensive Loss

Other accumulated comprehensive loss that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen weeks ended May 3, 2008 and May 5, 2007.

Note 8. Depreciation and Amortization and Gain on Sale of Fixed Assets

During the thirteen weeks ended May 3, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of approximately $6.2 million, and resulting in a gain of approximately $3.1 million, which has been recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended
	May 3,	May 5,
	2008	2007
	(in thousands)
Cost of sales	$403	$679
Selling, general and administrative expenses	5,517	9,241
Total	$5,920	$9,920

The $4.0 million decline in depreciation expense during the thirteen weeks ended May 3, 2008, compared to the same period last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2007.

Note 9. Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any, computed by dividing net earnings by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 3, 2008	May 5, 2007
	(in thousands)

Weighted average common shares outstanding –
basic	31,164	30,956
Dilutive effect of outstanding stock awards	---	---
Weighted average common shares outstanding–
diluted	31,164	30,956

Antidilutive stock awards	5,509	6,949

For the thirteen week periods ended May 3, 2008, and May 5, 2007, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be antidilutive. Accordingly, basic and diluted loss per share is the same.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 3, 2008 and May 5, 2007

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, home video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

At May 3, 2008, the Company operated 799 stores totaling approximately 5.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 86% of the Company’s sales in the thirteen weeks ended May 3, 2008. The balance of categories, including software accessories, electronics and trend products represented 14% of the Company’s sales in the thirteen weeks ended May 3, 2008.

The Company’s success has been, and will continue to be, contingent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Sales: The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by store format and by product category. In evaluating sales within a category, the Company may analyze Top 50 (sales from the top 50 selling new releases from a specified period) and catalog (older releases) sales.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). SG&A expenses also include asset impairment charges and write-offs, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2008
Compared to the Thirteen Weeks Ended May 5, 2007

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended
	May 3,	May 5,	Change	%	Comparable
	2008	2007			Store Net
					Sales
	(in thousands except store data)

Net sales:	$232,551	$286,307	($53,756)	(19)%	(6)%
As a percentage of net
sales:
Music	37%	44%			(23)%
Video	41%	38%			4%
Video Games	8%	7%			11%
Other	14%	11%			17%

Store Count:	799	972	(173)	(18)%

Net sales. The 19% decrease in net sales during the thirteen weeks ended May 3, 2008, as compared to the same period last year, resulted from a comparable store net sales decline of 6% along with the decrease in store count.

Music:
The Company's stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The CD category represented 94% of total music net sales for the thirteen weeks ended May 3, 2008.

Comparable store net sales in the CD category decreased 25% during the thirteen weeks ended May 3, 2008. The decrease corresponded with continued industry declines. According to Soundscan, total CD unit sales were down 16% during the period corresponding to the Company’s first fiscal quarter.

Video:
The Company offers DVDs and high definition DVDs in all of its stores. Comparable store net sales in the video category increased 4% during the first quarter, despite a 12% comparable store net sale decrease in Top 50, based on the continued strength of the Company’s catalog business.

Video Games:
The Company offers video game hardware and software in approximately half of its stores. Comparable store net sales increased 11% on the strength of a 12% increase in Top 50 comparable store net sales, which was primarily driven by the release of Grand Theft Auto IV in April 2008. During the third quarter of 2007, the Company reduced the number of stores carrying video games to approximately 400 from approximately 600, with the strategy to build this business on the allocations of product to fewer stores.

Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen weeks ended May 3, 2008, comparable store net sales on a combined basis increased 17% for these categories, driven primarily by strong sales of trend items. In addition, on a combined basis, these categories represented 14% of total net sales during the thirteen weeks ended May 3, 2008 compared to 11% for the thirteen weeks ended May 5, 2007 as the Company continues to dedicate increased inventory and store square footage allocations to support growth in these categories.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended		Change
	(in thousands)
	May 3, 2008	May 5, 2007	$	%
Gross Profit	$82,988	$104,381	$(21,393)	(20)%

As a percentage of	35.7%	36.5%
net sales

The decline in gross profit as a percentage of net sales is due, in part, to the net realization of capitalized distribution costs in cost of sales associated with the reduction of inventory from year end, as well as clearance markdowns taken during the first quarter.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended		Change
	(in thousands)
	May 3, 2008	May 5, 2007	$	%
SG&A Expenses	$93,798	$118,799	$(25,001)	(21)%

As a percentage of	40.3%	41.5%
net sales

SG&A expenses decreased $25.0 million, or 21% on the net sales decline of 19%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2007 and lower variable selling expenses on the sales decline. During the thirteen weeks ended May 3, 2008, the Company sold its Canton, Ohio distribution facility, resulting in a net gain of $3.1 million which is included as an offset to SG&A expenses and favorably impacts the rate to net sales by approximately 130 basis points.

Interest Expense, Net. Net interest expense was $0.9 million during the thirteen weeks ended May 3, 2008 compared to $1.4 million for the thirteen weeks ended May 5, 2007. The decrease is due to lower average borrowings and lower interest rates on the Company’s revolving credit facility.

Income Tax Expense (Benefit). The following table sets forth a period over period comparison of the Company’s income tax expense (benefit):

	Thirteen weeks ended
	(in thousands)
	May 3, 2008	May 5, 2007
Income tax expense (benefit) before
impact of quarter-specific items	$0	$(7,189)

Effective tax rate before impact of
quarter specific items	0%	45.4%

Tax expense of quarter-specific items
	123	437

Income tax expense (benefit)	$123	$(6,752)

As of February 2, 2008, the Company had incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. In light of the recognition of a full valuation allowance as of February 2, 2008, the projected net loss for the year ended January 31, 2009 and the net loss incurred for the thirteen weeks ended May 3, 2008, the Company did not provide a current tax benefit for the net loss incurred for the thirteen weeks ended May 3, 2008.

For the thirteen weeks ended May 3, 2008, the tax expense associated with quarter-specific items is primarily attributable to FIN 48 interest and state taxes based on modified gross receipts recorded during the period. For the thirteen weeks ended May 5, 2007, the tax benefit is due to the net loss incurred, while the tax expense associated with quarter-specific items is primarily attributable to changes in state tax laws enacted during the period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended
	(in thousands)
	May 3, 2008	May 5, 2007
Loss before income tax
expense (benefit)	$(11,703)	$(15,821)
Income tax expense (benefit)	123	(6,752)

Net loss	$(11,826)	$(9,069)

For the thirteen weeks ended May 3, 2008, the Company’s net loss increased $2.7 million to $11.8 million from $9.1 million for the thirteen weeks ended May 5, 2007, however, loss before income taxes improved $4.1 million to $11.7 million for the first quarter of 2008, from $15.8 million last year. This improvement was primarily driven by the gain on the sale of the Canton, Ohio distribution facility, combined with overall lower SG&A and interest expense.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen weeks ended		Change
(in thousands)	May 3,	May 5,	$
	2008	2007
Operating Cash Flows	$(87,289)	$(155,958)	$68,669
Financing Cash Flows	21,861	54,617	(32,756)
Sale of distribution facility	6,193	---	6,193
Capital Expenditures	(2,328)	(3,601)	1,273

Cash and Cash
Equivalents	13,092	13,688	(596)
Merchandise Inventory	417,004	494,687	(77,683)
Working Capital	245,151	263,245	(18,094)

The Company had cash and cash equivalents of $13.1 million at May 3, 2008, compared to $74.7 million at February 2, 2008 and $13.7 million at May 5, 2007. Merchandise inventory was $83 per square foot at May 3, 2008, compared to $84 per square foot at May 5, 2007.

Cash used by operating activities was $87.3 million for the thirteen weeks ended May 3, 2008. The primary use of cash was a seasonal reduction of accounts payable, resulting in an $86.5 million increase in net inventory (inventory less accounts payable). The Company's merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year's holiday season.

During the thirteen weeks ended May 3, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of $6.2 million.

Cash provided by financing activities was $21.9 million for the thirteen weeks ended May 3, 2008. The primary source of cash of $22.7 million was from borrowings under the Company’s revolving credit facility.

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of May 3, 2008, the Company had borrowed $22.7 million under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $127.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 3, 2008 was 4.13% .

Capital Resources. During the thirteen weeks ended May 3, 2008, the Company made capital expenditures of $2.3 million. The Company plans to spend approximately $15 million for capital expenditures in 2008.

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

Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended February 2, 2008 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since February 2, 2008.

Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). This new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt SFAS 160 on February 1, 2009 and will apply the provisions to prospective transactions.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” (“SFAS 141R”). This new standard applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This standard replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company plans to adopt SFAS 141R on February 1, 2009 and will apply the provisions to prospective transactions.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to impact the Company’s consolidated financial statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75% . If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 3, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 2, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submissions of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
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

TRANS WORLD ENTERTAINMENT CORPORATION

June 12, 2008	By:	/s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 12, 2008	By:	/s/ John J. Sullivan
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)