Form 10-Q
period 2008-08-02
TRANS WORLD ENTERTAINMENT CORP
filed 2008-09-11
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
AUGUST 2, 2008
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

Common Stock, $.01 par value,
31,269,111 shares outstanding as of August 31, 2008

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q
Page No.

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at August 2, 2008,
February 2, 2008 and August 4, 2007	3

Condensed Consolidated Statements of Operations –
Thirteen Weeks and Twenty-six Weeks Ended August 2, 2008 and
August 4, 2007	4

Condensed Consolidated Statements of Cash Flows –
Twenty-six Weeks Ended August 2, 2008 and
August 4, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 – Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings	21

Item 1A- Risk Factors	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 – Defaults Upon Senior Securities	21

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	21

Item 6 - Exhibits	21

Signatures	22

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 2,	February 2,	August 4,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,400	$74,655	$13,258
Merchandise inventory	399,193	440,241	474,753
Income taxes receivable, net	5,111	5,216	16,358
Deferred taxes	---	---	7,795
Other current assets	13,982	26,210	27,482
Total current assets	428,686	546,322	539,646

NET FIXED ASSETS	71,779	82,248	125,781
DEFERRED TAXES	---	---	34,561
OTHER ASSETS	10,116	10,423	11,691
TOTAL ASSETS	$510,581	$638,993	$711,679

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$115,121	$237,774	$166,494
Borrowings under line of credit	35,465	---	61,755
Accrued expenses and other current liabilities	45,662	53,540	51,014
Current portion of long-term debt	554	537	521
Current portion of capital lease obligations	3,069	2,964	2,864
Total current liabilities	199,871	294,815	282,648

LONG-TERM DEBT, less current portion	3,273	3,552	3,822
CAPITAL LEASE OBLIGATIONS, less current portion	7,475	9,036	10,544
OTHER LONG-TERM LIABILITIES	31,786	33,441	37,591
TOTAL LIABILITIES	242,405	340,844	334,605

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 56,372,101, 56,288,637 and 56,184,899
shares issued, respectively)	564	563	562
Additional paid-in capital	305,442	303,998	302,894
Treasury stock at cost (25,102,990, 25,102,990 and
25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive loss	(1,625)	(1,625)	(1,888)
Retained earnings	181,350	212,768	293,061
TOTAL SHAREHOLDERS’ EQUITY	268,176	298,149	377,074
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$510,581	$638,993	$711,679

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Sales	$215,226	$267,305	$447,778	$553,612
Cost of sales	139,356	169,343	288,920	351,269
Gross profit	75,870	97,962	158,858	202,343
Selling, general and administrative expenses	94,533	114,823	188,331	233,622
Loss from operations	(18,663)	(16,861)	(29,473)	(31,279)
Interest expense, net	986	1,739	1,879	3,142
Loss before income taxes	(19,649)	(18,600)	(31,352)	(34,421)
Income tax benefit	(419)	(8,526)	(296)	(15,278)
Net loss	$(19,230)	$(10,074)	$(31,056)	$(19,143)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.62)	$(0.32)	$(1.00)	$(0.62)

Weighted average number of common
shares outstanding – basic and diluted	31,212	31,051	31,188	31,004

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended
	August 2,	August 4,
	2008	2007
Net cash used by operating activities	$(99,027)	$(157,020)

Cash flows from investing activities:
Purchases of fixed assets	(5,169)	(8,947)
Net proceeds from sale of distribution facility	6,193	---
Net cash provided (used) by investing activities	1,024	(8,947)

Cash flows from financing activities:
Proceeds from line of credit	35,465	61,755
Payments of long-term debt	(263)	(248)
Payments of capital lease obligations	(1,456)	(1,479)
Proceeds from the exercise of stock options	2	567
Net cash provided by financing activities	33,748	60,595

Net decrease in cash and cash equivalents	(64,255)	(105,372)
Cash and cash equivalents, beginning of year	74,655	118,630
Cash and cash equivalents, end of period	$10,400	$13,258
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	---	$6
Issuance of deferred shares	$719	$160

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
AUGUST 2, 2008 and August 4, 2007

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of August 2, 2008, the Company operated 789 stores totaling approximately 5.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 2, 2008 has been derived from the Company's February 2, 2008 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements as of and for the thirteen weeks and twenty six weeks ended August 2, 2008 and August 4, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended August 2, 2008 and August 4, 2007 was $0.4 million and $0.5 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended August 2, 2008. Deferred tax benefit of $0.2 million was recorded for the thirteen weeks ended August 4, 2007.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the twenty six weeks ended August 2, 2008 and August 4, 2007 was $0.7 million and $0.9 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended August 2, 2008. Deferred tax benefit of $0.4 million was recorded for the thirteen weeks ended August 4, 2007.

As of August 2, 2008, there was approximately $2.6 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 1.9 years.

Stock awards authorized for issuance under the Company’s plans total 20.6 million. As of August 2, 2008, of the awards authorized for issuance, 8.5 million were granted and are outstanding, 6.8 million of which were vested and exercisable. Awards available for future grants at August 2, 2008 were 3.3 million. During the thirteen weeks ended August 2, 2008, the Company issued 20,000 SSARS (Stock-Settled Appreciation Rights), requiring use of the Black-Scholes award valuation model.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended August 2, 2008:

Twenty-six weeks ended
August 2, 2008
Dividend yield	0%
Expected stock price volatility	53%
Risk-free interest rate	3.2% -3.4%
Expected award life (in years)	5.68
Weighted average fair value per share of awards
granted during the period	$1.41

The following table summarizes stock award activity during the twenty six weeks ended August 2, 2008:

	Employee and Director Stock Award Plans
	Number of		Weighted
	Shares	Weighted	Average
	Subject	Average	Remaining
	To Award	Exercise Price	Contractual
			Term
Balance February 2, 2008	9,020,395	$8.26	5.3
Granted	20,000	2.71	10
Grant of director deferred shares	120,000	0.00(2)	9.9
Exercised	(600)	3.50	---
Vested restricted/deferred
shares issued	(94,227)	0.00(2)	---
Forfeited or expired (1)	(542,068)	9.64	---
Balance August 2, 2008	8,523,500	8.13	4.8
Exercisable at August 2, 2008	6,846,711	$8.91	4.0

(1)	During the twenty six weeks ended August 2, 2008, 211,283 of these awards were forfeited and 330,785 expired.
(2)	Restricted/deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

The intrinsic value of stock awards exercised was $41,000 during the twenty six weeks ended August 2, 2008. The intrinsic value of stock awards outstanding and exercisable as of August 2, 2008 was $841,000 and $233,000, respectively.

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

The measurement date for the SERP and Director Retirement Plan is fiscal year end using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The Company accounts for the SERP and the Director Retirement Plan in accordance with the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective February 3, 2008, the Company adopted the measurement date provisions of SFAS No. 158 and, in accordance with the requirements of SFAS No. 158, recorded a reduction in retained earnings of $362 thousand during the first quarter of fiscal year 2008, representing the increase in accrued benefits between the old measurement date of November 1, 2007 and February 2, 2008.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$54	$54	$109	$108
Interest cost	223	191	446	382
Amortization of prior service cost	86	86	171	171
Amortization of net gain	(1)	(0)	(1)	(1)
Net periodic pension cost	$362	$331	$725	$660

During the twenty-six weeks ended August 2, 2008, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $16,000 in benefits relating to the Director Retirement Plan during fiscal year 2008.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of August 2, 2008, the Company had borrowed $35.5 million under the revolving credit facility, had $0.7 million in outstanding letter of credit obligations under the revolving credit facility and $113.8 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 2, 2008 was 3.52%.

As of August 4, 2007, the Company had borrowed $61.8 million, under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $88.1 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 4, 2007 was 6.32%.

Note 7. Comprehensive Loss

Other accumulated comprehensive loss that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen weeks ended August 2, 2008 and August 4, 2007.

Note 8. Depreciation and Amortization and Gain on Sale of Fixed Assets

During the twenty six weeks ended August 2, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of approximately $6.2 million, and resulting in a gain of approximately $3.1 million.

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of sales	$391	$671	$794	$1,350
Selling, general and administrative expenses	5,482	9,194	10,998	18,435
Total	$5,873	$9,865	$11,792	$19,785

The $4.0 million decline in depreciation expense during the thirteen weeks ended August 2, 2008, compared to the same period last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2007.

Note 9. Earnings Per Share

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

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Weighted average common shares outstanding
– basic	31,212	31,051	31,188	31,004
Dilutive effect of employee stock options	---	---	---	---
Weighted average common shares outstanding
– diluted	31,212	31,051	31,188	31,004

Anti-dilutive stock options	6,965	6,638	6,124	6,794

For the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
August 2, 2008 and August 4, 2007

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

As of August 2, 2008, the Company operated 789 stores totaling approximately 5.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, home video and video games. In total, these categories represented 86% of the Company’s sales in the twenty-six weeks ended August 2, 2008. The balance of categories, including software accessories, trend and electronic products represented 14% of the Company’s sales in the twenty-six weeks ended August 2, 2008.

The Company’s success has been, and will continue to be, contingent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Sales: The Company measures the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by store format and by product category. In evaluating sales within a category, the Company analyzes Top 50 (sales from the top 50 selling new releases from a specified period) and catalog (older releases) sales.

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

RESULTS OF OPERATIONS
Thirteen and Twenty-six Weeks Ended August 2, 2008
Compared to the Thirteen and Twenty-six Weeks Ended August 4, 2007

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007, by category:

	Thirteen weeks ended					Twenty-six weeks ended
	August 2,	August 4,	Change	%	Comp	August 2,	August 4,	Change	%	Comp
	2008	2007			Store	2008	2007			Store
					Sales					Sales
		(in thousands)					(in thousands)

Sales	$215,226	$267,305	$(52,079)	(19)%	(7)%	$447,778	$553,612	$(105,834)	(19)%	(7%)
As a % of sales
Music	39%	43%			(17)%	38%	43%			(21)%
Home Video	39%	36%			1%	40%	37%			3%
Video Games	8%	8%			(10)%	8%	8%			(1)%
Other	14%	13%			6%	14%	12%			13%

Store Count:						789	963	(174)	(18)%

Sales. Sales decreased 19% in both the thirteen and twenty-six week periods ending August 2, 2008. The decrease in total sales is due to comparable store sales decline of 7% for both the thirteen and twenty-six week periods ended August 2, 2008 and a decline of 18% in the number of stores in operation as compared to the same period last year.

           Music:
The Company offers a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists.

During the thirteen and twenty-six weeks ended August 2, 2008, CD sales in comparable stores decreased 17% and 21%, respectively, versus the thirteen and twenty-six weeks ended August 4, 2007. The decrease is related to continued industry declines.

           Home Video:
The Company offers DVDs and high definition DVDs in all of its stores. Comparable store sales in the video category increased 1% and 3% during the thirteen and twenty-six week periods ending August 2, 2008, respectively. The increase in video sales was driven by catalog performance and strong promotional efforts, partially offset by a weak new release schedule.

           Video Games:
The Company offers video game hardware and software in many of its stores. Comparable store sales decreased 10% during the thirteen weeks ended August 2, 2008 while decreasing 1% during the twenty-six week period ended August 2, 2008. The decline in video game sales is due to a lack of allocation of hardware which limits software sales attachment and the reduction in the number of stores carrying video games to 400 from 600 with the strategy to build the business on the allocation of product to fewer stores.

           Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with trend and electronic products. Comparable store sales, on a combined basis, increased 6% and 13% during the thirteen and twenty-six week periods ended August 2, 2008, respectively. In addition, on a combined basis, these categories represented 14% of total sales during the thirteen and twenty six weeks ended August 2, 2008.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	August 2,	August 4,			August 2,	August 4,
	2008	2007	$	%	2008	2007	$	%
Gross Profit	$75,870	$97,962	$(22,092)	(23)%	$158,858	$202,343	$(43,485)	(21)%

As a % of sales	35.3%	36.6%			35.5%	36.5%

The decrease in gross profit as a percentage of sales for the thirteen and twenty-six week periods ended August 2, 2008 reflects lower vendor allowances this year versus last year.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Twenty-six weeks ended
	(in thousands)		Change		(in thousands)		Change
	August 2,	August 4,			August 2,	August 4,
	2008	2007	$	%	2008	2007	$	%
SG&A	$94,533	$114,823	$(20,290)	(18)%	$188,331	$233,622	$(45,291)	(19)%

As a % of sales	43.9%	43.0%			42.1%	42.2%

The $20 million decrease in SG&A expenses for the thirteen weeks ended August 2, 2008 compared to prior year is largely attributable to the Company operating an average of 18% fewer stores. Despite the decrease, SG&A as a percentage of sales increased to 43.9% from 43.0% due to the sales decline of 19% in the quarter. The increase in SG&A expenses as a percentage of sales from 42.2% for the twenty-six week period ended August 4, 2007 to 42.1% for the twenty-six week period ended August 2, 2008 is due to the overall sales decline of 19%.

Included in SG&A for the twenty six weeks ended August 2, 2008, is a gain of $3.1 million from the sale of the Canton, Ohio distribution facility.

Interest Expense, net. Interest expense, net was $1.0 million and $1.9 million during the thirteen and twenty-six week periods ended August 2, 2008 compared to $1.7 million and $3.1 million for the thirteen and twenty-six week periods ended August 4, 2007, respectively. The decrease is due to lower average borrowings and average interest rates under the Company’s revolving credit facility.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Twenty-six weeks ended
	(in thousands)		(in thousands)
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Income tax expense (benefit) before impact
of period-specific items	$0	$(8,388)	$0	$(15,576)

Effective tax rate before impact of period
specific items	0%	45.1%	0%	45.3%

Tax expense (benefit) of period-specific
items	(419)	(138)	(296)	298

Income tax expense (benefit)	$(419)	$(8,526)	$(296)	$(15,278)

As of February 2, 2008, the Company had incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. In light of the recognition of a full valuation allowance as of February 2, 2008, the net loss incurred for the thirteen and twenty-six weeks ended August 2, 2008 and the projected net loss for the year ending January 31, 2009, the Company did not provide a current tax benefit for the net loss incurred for the thirteen and twenty six weeks ended August 2, 2008.

For the thirteen and twenty six weeks ended August 2, 2008, the tax benefit associated with quarter-specific items is primarily attributable to FIN 48 statute of limitation expirations offset by tax expense attributable to FIN 48 interest and state taxes based on modified gross receipts recorded during the period. For the thirteen and twenty six weeks ended August 4, 2007, the tax benefit associated with quarter-specific items is primarily attributable to changes in state tax laws enacted during the period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Twenty six weeks ended
	August 2,	August 4,	August 2,	August 4,
(in thousands)	2008	2007	2008	2007
Loss before income tax
benefit	$(19,649)	$(18,600)	$(31,352)	$(34,421)
Income tax benefit	(419)	(8,526)	(296)	(15,278)

Net loss	$(19,230)	$(10,074)	$(31,056)	$(19,143)

Loss before income tax benefit increased $1.0 million to $19.6 million for the second quarter of 2008, from $18.6 million last year. For the thirteen weeks ended August 2, 2008, the Company’s net loss increased $9.2 million, to $19.2 million from $10.1 million for the thirteen weeks ended August 4, 2007, largely attributable to the reduced tax benefit recorded in the current interim period.

For the twenty six weeks ended August 2, 2008, loss before income taxes improved $3.1 million to $31.4 million from $34.4 million last year. This improvement was primarily driven by the gain on the sale of the Canton, Ohio distribution facility. The Company’s net loss increased $11.9 million to $31.1 million from $19.1 million for the twenty six weeks ended August 4, 2007, largely attributable to the reduced tax benefit recorded in the current interim period.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty six weeks ended August 2, 2008 and August 4, 2007:

	Twenty six weeks ended		Change
(in thousands)	August 2,	August 4
	2008	2007	$
Operating Cash Flows	$(99,027)	$(157,020)	$57,993
Financing Cash Flows	33,748	60,595	(26,847)
Sale of distribution facility	6,193	---	6,193
Capital Expenditures	(5,169)	(8,947)	3,778

Cash and Cash
Equivalents	10,400	13,258	(2,858)
Merchandise Inventory	399,193	474,753	(75,560)
Working Capital	228,815	256,998	(28,183)

The Company had cash and cash equivalents of $10.4 million at August 2, 2008, compared to $74.7 million at February 2, 2008 and $13.3 million at August 4, 2007. Merchandise inventory was $81 per square foot at August 2, 2008, compared to $82 per square foot at August 4, 2007.

Cash used by operating activities was $99.0 million for the twenty six weeks ended August 2, 2008. The primary use of cash was a seasonal reduction of accounts payable, resulting in an $81.4 million increase in net inventory (inventory less accounts payable). The Company's merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year's holiday season.

During the twenty six weeks ended August 2, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of $6.2 million.

Cash provided by financing activities was $33.7 million for the twenty six weeks ended August 2, 2008. The primary source of cash of $35.5 million was from borrowings under the Company’s revolving credit facility.

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of August 2, 2008, the

Company had borrowed $35.5 million under the revolving credit facility, had $0.7 million in outstanding letter of credit obligations under the revolving credit facility and $113.8 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 2, 2008 was 3.52%.

Capital Expenditures. During the twenty-six weeks ended August 2, 2008, the Company made capital expenditures of $5.2 million. The Company plans to spend a total of $15 million for capital expenditures in 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Statement of Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect this statement to have a material impact on our financial condition or operating results.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 2, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders

A)	An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, July 1, 2008.

B)

In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

	Column 1	Column 2
Names of Nominees	Withheld	Votes for
Martin Hanaka	711,104	28,289,246
Isaac Kaufman	729,692	28,270,658

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 11, 2008	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 11, 2008	By: /s/ John J. Sullivan
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)