Form 10-Q
period 2008-11-01
TRANS WORLD ENTERTAINMENT CORP
filed 2008-12-11
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
NOVEMBER 1, 2008

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

Common Stock, $.01 par value,
31,269,111 shares outstanding as of November 30, 2008

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	November 1,	February 2,	November 3,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,103	$74,655	$15,539
Merchandise inventory	468,832	440,241	569,087
Income taxes receivable, net	---	5,216	26,726
Deferred taxes, net	---	---	10,020
Other current assets	27,388	26,210	27,757
Total current assets	505,323	546,322	649,129

NET FIXED ASSETS	68,465	82,248	119,913
DEFERRED TAXES, net	---	---	33,440
OTHER ASSETS	9,976	10,423	11,391
TOTAL ASSETS	$583,764	$638,993	$813,873

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$193,315	$237,774	$264,540
Borrowings under line of credit	62,101	---	81,755
Accrued expenses and other current liabilities	43,450	53,540	52,031
Current portion of long-term debt	562	537	529
Current portion of capital lease obligations	3,123	2,964	2,913
Total current liabilities	302,551	294,815	401,768

LONG-TERM DEBT, less current portion	3,131	3,552	3,688
CAPITAL LEASE OBLIGATIONS, less current portion	6,674	9,036	9,797
OTHER LONG-TERM LIABILITIES	31,316	33,441	35,438
TOTAL LIABILITIES	343,672	340,844	450,691

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	---	---	---
Common stock ($0.01 par value; 200,000,000 shares
authorized; 56,372,101, 56,288,637 and 56,182,124
shares issued, respectively)	564	563	562
Additional paid-in capital	305,799	303,998	303,267
Treasury stock at cost (25,102,990, 25,102,990 and
25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive loss	(1,625)	(1,625)	(1,888)
Retained earnings	152,909	212,768	278,796
TOTAL SHAREHOLDERS’ EQUITY	240,092	298,149	363,182
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$583,764	$638,993	$813,873

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net sales	$195,193	$260,570	$642,971	$814,182
Cost of sales	129,782	169,238	418,702	520,507
Gross profit	65,411	91,332	224,269	293,675
Selling, general and administrative expenses	92,829	115,196	281,160	348,818
Loss from operations	(27,418)	(23,864)	(56,891)	(55,143)
Interest expense, net	1,110	1,898	2,989	5,040
Loss before income taxes	(28,528)	(25,762)	(59,880)	(60,183)
Income tax benefit	(86)	(11,499)	(383)	(26,777)
Net loss	$(28,442)	$(14,263)	$(59,497)	$(33,406)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.91)	$(0.46)	$(1.91)	$(1.08)

Weighted average number of common
shares outstanding – basic and diluted	31,258	31,055	31,211	31,021

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 3,
	2008	2007
Net cash used by operating activities	$(123,249)	$(169,392)

Cash flows from investing activities:
Purchases of fixed assets	(8,000)	(13,480)
Net proceeds from sale of distribution facility	6,193	---
Net cash used by investing activities	(1,807)	(13,480)

Cash flows from financing activities:
Proceeds from line of credit	62,101	81,755
Payments of long-term debt	(396)	(374)
Payments of capital lease obligations	(2,203)	(2,177)
Proceeds from the exercise of stock options	2	577
Net cash provided by financing activities	59,504	79,781

Net decrease in cash and cash equivalents	(65,552)	(103,091)
Cash and cash equivalents, beginning of period	74,655	118,630
Cash and cash equivalents, end of period	$9,103	$15,539
Supplemental disclosure of non-cash investing and financing activities:
Issuance of treasury stock under incentive stock programs	---	$6
Issuance of deferred shares	$719	$160

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOVEMBER 1, 2008 and NOVEMBER 3, 2007

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of November 1, 2008, the Company operated 786 stores totaling approximately 4.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 2, 2008 has been derived from the Company's February 2, 2008 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements as of and for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended November 1, 2008 and November 3, 2007 was $0.3 million and $0.5 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended November 1, 2008. Deferred tax benefit of $0.2 million was recorded for the thirteen weeks ended November 3, 2007.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $1.0 million and $1.4 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirty-nine weeks ended November 1, 2008. Deferred tax benefit of $0.6 million was recorded for the thirty-nine weeks ended November 3, 2007.

As of November 1, 2008, there was approximately $2.3 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.6 years.

Stock awards authorized for issuance under the Company’s plans total 20.6 million. As of November 1, 2008, of the awards authorized for issuance, 8.3 million were granted and are outstanding, 6.7 million of which were vested and exercisable. Awards available for future grants at November 1, 2008 were 3.4 million. During the thirty-nine weeks ended November 1, 2008, the Company issued 35,000 SSARS (Stock-Settled Appreciation Rights), requiring use of the Black-Scholes award valuation model.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended November 1, 2008:

Thirty-nine weeks ended
November, 2008
Dividend yield	0%
Expected stock price volatility	53%
Risk-free interest rate	2.5% -3.4%
Expected award life (in years)	5.35
Weighted average fair value per share of awards
granted during the period	$1.37

The following table summarizes stock award activity during the thirty-nine weeks ended November 1, 2008:

	Employee and Director Stock Award Plans
	Number of		Weighted
	Shares	Weighted	Average
	Subject	Average	Remaining
	To Award	Exercise Price	Contractual
			Term
Balance February 2, 2008	9,020,395	$8.26	5.3
Granted	35,000	2.73	9.8
Grant of director deferred
shares	120,000	0.00*	9.5
Exercised	(600)	3.50	---
Vested restricted/deferred
shares issued	(94,227)	0.00*	---
Forfeited or expired (1)	(754,651)	9.70	---
Balance November 1, 2008	8,325,917	8.08	4.7
Exercisable at November 1,
2008	6,702,378	$8.86	3.8

(1) During the thirty-nine weeks ended November 1, 2008, 229,535 of these awards were forfeited and 525,116 expired.
* Restricted/deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

The intrinsic value of stock awards exercised was $41,000 during the thirty-nine weeks ended November 1, 2008. The intrinsic value of stock awards outstanding and exercisable as of November 1, 2008 was $666,000 and $186,000, respectively.

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

The measurement date for the SERP and Director Retirement Plan is the Company’s fiscal year end, using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$54	$54	$162	$162
Interest cost	223	191	669	573
Amortization of prior service cost	86	85	258	256
Amortization of net gain	(1)	(1)	(2)	(2)
Net periodic pension cost	$362	$329	$1,087	$989

During the thirty-nine weeks ended November 1, 2008, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $16,000 in benefits relating to the Director Retirement Plan during fiscal year 2008.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of November 1, 2008, the Company had borrowed $62.1 million under the revolving credit facility, had $1.0 million in outstanding letter of credit obligations under the revolving credit facility and $86.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended November 1, 2008 was 3.78% .

As of November 3, 2007, the Company had borrowed $81.8 million, under the revolving credit facility, didn’t have any outstanding letter of credit obligations under the revolving credit facility and $68.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended November 3, 2007 was 6.45% .

Note 7. Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007.

Note 8. Depreciation and Amortization and Gain on Sale of Fixed Assets

During the thirty-nine weeks ended November 1, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of approximately $6.2 million, and resulting in a gain of approximately $3.1 million.

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of sales	$385	$667	$1,179	$2,017
Selling, general and administrative
expenses	5,605	8,867	16,603	27,302
Total	$5,990	$9,534	$17,782	$29,319

The $3.5 million decline in depreciation expense during the thirteen weeks ended November 1, 2008, compared to the same period last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2007.

Note 9. Earnings Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. It is computed by dividing net earnings by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Weighted average common shares outstanding
– basic	31,258	31,055	31,211	31,021
Dilutive effect of employee stock options	---	---	---	---
Weighted average common shares outstanding
– diluted	31,258	31,055	31,211	31,021

Anti-dilutive stock options	6,791	6,719	6,346	6,769

For the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
November 1, 2008 and November 3, 2007

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

As of November 1, 2008, the Company operated 786 stores totaling approximately 4.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, home video and video games. In total, these categories represented 86% of the Company’s sales in the thirty-nine weeks ended November 1, 2008. The balance of categories, including software accessories, trend and electronic products represented 14% of the Company’s sales in the thirty-nine weeks ended November 1, 2008.

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

RESULTS OF OPERATIONS
Thirteen and Thirty-nine Weeks Ended November 1, 2008
Compared to the Thirteen and Thirty-nine Weeks Ended November 3, 2007

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007, by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	November	November	Change	%	Comp	November	November	Change	%	Comp
	1, 2008	3, 2007			Store	1, 2008	3, 2007			Store
					Sales					Sales
		(in thousands)					(in thousands)

Sales	$195,193	$260,570	$ (65,377)	(25)%	(14)%	$642,971	$814,182	$(171,211)	(21)%	(9%)
As a % of sales
Music	37%	40%			(22)%	38%	42%			(21)%
Home Video	41%	38%			(5)%	40%	38%			1%
Video Games	8%	9%			(32)%	8%	8%			(13)%
Other	14%	13%			(1)%	14%	12%			7%

Store Count:						786	962	(176)	(18)%

Sales. Sales decreased 25% and 21% in the thirteen and thirty-nine week periods ending November 1, 2008, respectively. The decrease in total sales is due to comparable store sales decline of 14% and 9% for the thirteen and thirty-nine week periods ended November 1, 2008 and a decline of 18% in the number of stores in operation as compared to the same period last year.

          Music:
The Company offers a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists.

During the thirteen and thirty-nine weeks ended November 1, 2008, CD sales in comparable stores decreased 22% and 21%, respectively, versus the thirteen and thirty-nine weeks ended November 3, 2007. The decrease is related to continued industry declines.

          Home Video:
The Company offers DVDs and high definition DVDs in all of its stores. Comparable store sales in the video category decreased 5% and increased 1% during the thirteen and thirty-nine week periods ending November 1, 2008, respectively. The decline in sales in the thirteen week period was in line with the industry and was due to a weak slate of new releases. The increase in video sales during the thirty nine week period was driven by catalog performance and strong promotional efforts.

          Video Games:
The Company offers video game hardware and software in many of its stores. Comparable store sales decreased 32% during the thirteen weeks ended November 1, 2008 while decreasing 13% during the thirty-nine week period ended November 1, 2008. During September 2007, we reduced the number of stores carrying video games from 600 to 400 with the strategy to build this business on the allocations of product to fewer stores, as well as strengthening our game selling culture. While we made the transition last year, we also aggressively cleared out product. Strong clearance sales, coupled with strong new releases last year resulted in difficult sales comparisons.

          Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with trend and electronic products. Comparable store sales, on a combined basis, decreased 1% and increased 7% during the thirteen and thirty-nine week periods ended November 1, 2008, respectively. In addition, on a combined basis, these categories represented 14% of total sales during the thirteen and thirty-nine weeks ended November 1, 2008.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Thirty-nine weeks ended
	(in thousands)		Change		(in thousands)		Change
	November	November			November	November
	1, 2008	3, 2007	$	%	1, 2008	3, 2007	$	%
Gross Profit	$65,411	$91,332	$(25,921)	(28)%	$224,269	$293,675	$(69,406)	(24)%

As a % of sales	33.5%	35.1%			34.9%	36.1%

The decrease in gross profit as a percentage of sales for the thirteen and thirty-nine week periods ended November 1, 2008 reflects lower vendor allowances this year versus last year and an increase in distribution and freight costs as a percentage of sales.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended				Thirty-nine weeks ended
	(in thousands)		Change		(in thousands)		Change
	November	November			November	November
	1, 2008	3, 2007	$	%	1, 2008	3, 2007	$	%
SG&A	$92,829	$115,196	$(22,367)	(19)%	$281,160	$348,818	$(67,658)	(19)%

As a % of sales	47.6%	44.2%			43.7%	42.8%

The $22 million decrease in SG&A expenses for the thirteen weeks ended November 1, 2008 compared to prior year is largely due to the Company operating an average of 18% fewer stores. Despite the decrease, SG&A as a percentage of sales increased to 47.6% from 44.2% due to the sales decline of 25% in the quarter. The increase in SG&A expenses as a percentage of sales from 42.8% for the thirty-nine week period ended November 3, 2007 to 43.7% for the thirty-nine week period ended November 1, 2008 is due to the overall sales decline of 21%.

Included in SG&A for the thirty-nine weeks ended November 1, 2008, is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Interest Expense, net. Interest expense, net was $1.1 million and $3.0 million during the thirteen and thirty-nine week periods ended November 1, 2008 compared to $1.9 million and $5.0 million for the thirteen and thirty-nine week periods ended November 3, 2007, respectively. The decrease is due to lower average borrowings and lower average interest rates under the Company’s revolving credit facility.

Income Tax Benefit. The following table sets forth a period over period comparison of the Company’s income tax benefit:

	Thirteen weeks ended		Thirty-nine weeks ended
	(in thousands)		(in thousands)
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Income tax benefit before impact of
period-specific items	$0	$(11,535)	$0	$(27,111)

Effective tax rate before impact of period
specific items	0%	44.8%	0%	45.0%

Tax expense (benefit) of period-specific
items	(86)	36	(383)	334

Income tax benefit	$(86)	$(11,499)	$(383)	$(26,777)

As of February 2, 2008, the Company had incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. In light of the recognition of a full valuation allowance as of February 2, 2008, the net loss incurred for the thirteen and thirty-nine weeks ended November 1, 2008 and the projected net loss for the year ending January 31, 2009, the Company did not provide a current tax benefit for the net loss incurred for the thirteen and thirty-nine weeks ended November 1, 2008.

For the thirteen and thirty-nine weeks ended November 1, 2008, the tax benefit associated with period-specific items is primarily due to FIN 48 statute of limitation expirations offset by tax expense due to FIN 48 interest and state taxes based on modified gross receipts recorded during the period. For the thirteen and thirty-nine weeks ended November 3, 2007, the tax expense associated with period-specific items is primarily due to changes in state tax laws enacted during the period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 3,	November 1,	November 3,
(in thousands)	2008	2007	2008	2007
Loss before income tax
benefit	$(28,528)	$(25,762)	$(59,880)	$(60,183)
Income tax benefit	(86)	(11,499)	(383)	(26,777)

Net loss	$(28,442)	$(14,263)	$(59,497)	$(33,406)

Loss before income tax benefit increased $2.8 million to $28.5 million for the third quarter of 2008, from $25.8 million last year. For the thirteen weeks ended November 1, 2008, the Company’s net loss increased $14.2 million, to $28.4 million from $14.3 million for the thirteen weeks ended November 3, 2007, largely due to the reduced tax benefit recorded in the current interim period.

For the thirty-nine weeks ended November 1, 2008, loss before income taxes improved $0.3 million to $59.9 million from $60.2 million last year. This improvement was primarily driven by the gain on the sale of the Canton, Ohio distribution facility. The Company’s net loss increased $26.1 million to $59.5 million from $33.4 million for the thirty-nine weeks ended November 3, 2007, largely due to the reduced tax benefit recorded in the current interim period.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirty-nine weeks ended		Change
(in thousands)	November 1,	November 3,
	2008	2007	$
Operating Cash Flows	$(123,249)	$(169,392)	$46,143
Financing Cash Flows	59,504	79,781	(20,277)
Sale of distribution facility	6,193	---	6,193
Capital Expenditures	(8,000)	(13,480)	5,480

Cash and Cash
Equivalents	9,103	15,539	(6,436)
Merchandise Inventory	468,832	569,087	(100,255)
Working Capital	202,772	247,361	(44,589)

The Company had cash and cash equivalents of $9.1 million at November 1, 2008, compared to $74.7 million at February 2, 2008 and $15.5 million at November 3, 2007. Merchandise inventory was $95 per square foot at November 1, 2008, compared to $98 per square foot at November 3, 2007.

Cash used by operating activities was $123.2 million for the thirty-nine weeks ended November 1, 2008. The primary use of cash was a seasonal reduction of accounts payable, resulting in a $73.1 million increase in net inventory (inventory less accounts payable). The Company's merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year's holiday season.

During the thirty-nine weeks ended November 1, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of $6.2 million.

Cash provided by financing activities was $59.5 million for the thirty-nine weeks ended November 1, 2008. The primary source of cash of $62.1 million was from borrowings under the Company’s revolving credit facility.

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The Company anticipates the amount of the revolving credit facility being fully available to the Company through its term, and does not anticipate any difficulty in obtaining a replacement facility upon its expiration. As of November 1, 2008, the Company had borrowed $62.1 million under the revolving credit facility, had $1.0 million in outstanding letter of credit obligations under the revolving credit facility and $86.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended November 1, 2008 was 3.78% .

Capital Expenditures. During the thirty-nine weeks ended November 1, 2008, the Company made capital expenditures of $8.0 million. The Company plans to spend a total of $12 million for capital expenditures in 2008.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75% . If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, there would be additional interest expense of $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of November 1, 2008, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 - Exhibits

(A) Exhibits -
Exhibit No.	Description
10.2	Description of changes to Non-Employee Director Compensation and Stock ownership Guidelines

31.1	Chief Executive Officer certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 11, 2008	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 11, 2008	By: /s/ John J. Sullivan
John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)