Form 10-K
period 2009-01-31
TRANS WORLD ENTERTAINMENT CORP
filed 2009-04-16
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009
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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐          Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐ No ☒

As of August 2, 2008, 31,269,111 shares of the Registrant’s Common Stock, excluding 25,102,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 2, 2008 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $55,161,961. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 41.4% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 28, 2009, there were 31,311,050 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated

Proxy Statement for Trans World Entertainment Corporation’s June 17, 2009 Annual Meeting of Shareholders to be filed on or about May 20, 2009	III

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

•	highly competitive nature of the retail entertainment business;

•	current economic conditions;

•	competitive pricing;

•	adverse publicity;

•	interest rate fluctuations;

•	dependence on key employees;

•	accelerated declines in music compact disc (“CD”) industry sales;

•	the Company’s level of debt and related restrictions and limitations;

•	new product introductions (“hit releases”);

•	future cash flows;

•	availability of new real estate;

•	new technology, including digital downloading; and

•	product liability claims.

•	change in laws;

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted. The Company operates retail stores and four e-commerce sites and is one of the largest specialty retailers of entertainment software, including music, video, and video games and related products in the United States.

          Stores and Store Concepts

At January 31, 2009, the Company operated 712 stores totaling approximately 4.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

          Mall Stores

At January 31, 2009, the Company operated 549 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

Traditional stores. The traditional store averages about 5,700 square feet and carries a full complement of entertainment software, including music, video, video games and related accessories. There were 480 traditional f.y.e. mall based stores at the end of Fiscal 2008.

Superstores. The superstores carry the same merchandise categories as traditional locations, but with a much larger assortment. There were 9 f.y.e. mall superstores at the end of Fiscal 2008 that averaged about 24,000 square feet.

Video only stores. The Company operated 60 video only stores, under the Suncoast Motion Pictures and Saturday Matinee brands. These stores specialize in the sale of video and related accessories. They are located in large, regional shopping malls and average about 2,400 square feet.

                    Freestanding Stores

The Company operated 163 freestanding stores as of January 31, 2009, including 9 f.y.e. superstores, under the f.y.e. brand. They carry a full complement of entertainment software, including music, video, video games and related accessories and are located in freestanding, strip center and downtown locations. The freestanding stores, excluding the superstores, average approximately 6,600 square feet (excluding f.y.e. freestanding Superstores and Planet Music). The freestanding f.y.e. Superstores average about 44,200 square feet.

                    E-Commerce Sites

The Company operates four retail web sites including, www.fye.com, www.wherehouse.com, www.secondspin.com, and www.suncoast.com. These sites offer substantially the same complement of products as offered in the Company’s stores.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2008, 2007 and 2006, and comparable store sales for Fiscal 2008 and 2007, were as follows:

	2008	Comparable Store Sales	2007	Comparable Store Sales	2006

Music	35.4%	(20.2%)	39.1%	(23.2%)	46.0%
Video	41.3	(3.1)	38.8	1.1	36.0
Video games	9.1	(14.3)	9.0	8.3	7.8
Other	14.2	(0.6)	13.1	14.2	10.2

Total	100.0%	(10.8%)	100.0%	(8.5%)	100.0%

The “Other” category includes electronics, accessories and trend items, none of which individually exceeded 10% of total net sales.

Business Environment

Music, video and video games represent an approximately $41 billion industry nationwide, and represented approximately 86% of the Company’s net sales in Fiscal 2008.

According to statistical information from Nielsen Sound Scan (“SoundScan”), the total number of music albums sold, including CD and digital albums, decreased 13% to approximately 425 million units in 2008, representing approximately $5.4 billion in retail sales. Excluding digital albums, album sales decreased 20% to approximately 363 million units. In 2007, the total number of music albums sold, including CD, cassette and digital albums decreased 15% compared to 2006. Excluding digital albums, album sales in 2007 decreased 19% compared to 2006.

According to statistics obtained from Video Business, overall video retail sales in 2008 were $14.1 billion, a decrease of 9% from 2007. Video retail sales in 2007 decreased 3% compared to 2006.

The NPD Group, Inc. (“NPD”) published that video games retail sales, including portable and console hardware, software and accessories, were $21.3 billion in 2008, an increase of 19% over 2007 sales. Video game sales in 2007 were $17.9 billion, an increase of 43% over 2006.

Competition

CD sales have suffered from the legal (e.g., iTunes) and illegal downloading of music and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target) and electronics superstores (e.g., Best Buy) that offer entertainment software and, collectively, have gained a larger share of the market. The number of specialty and independent retailers has decreased dramatically due to their reliance on sales of CDs. The Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

•	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in centers offering a full complement of entertainment software;

•	Marketing: the Company uses newspaper, radio and television advertising and in-store visual displays to market to consumers;

•	Selection and assortment: the Company maintains a high in-stock position in a large assortment of product, particularly CDs and DVDs;

•	Customer service: the Company believes it offers personalized customer service at its stores;

•	Product line expansion: the Company has expanded space allocations in its stores to support growth in electronics and trend item sales.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2008, the fourth quarter accounted for approximately 35% of annual net sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its full-time store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes extensive use of visual displays. It uses a mass-media marketing program, including newspaper, radio, and television advertisements. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 527 suppliers. In Fiscal 2008, 60% of purchases were made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music Group, Fox Video Inc., Paramount Video, Buena Vista Video, Warner Home Entertainment, Universal Studios Home Entertainment and Nintendo. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

Employees

As of January 31, 2009, the Company employed approximately 6,700 people, of whom approximately 2,800 were employed on a full-time basis. Others were employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on the sales and profitability of the Company as a whole. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Information Systems

The Company utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and financial systems. Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate web site address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2008 (“Fiscal 2008”) year ended on January 31, 2009; Fiscal 2007 (“Fiscal 2007”) year ended on February 2, 2008; and Fiscal 2006 (“Fiscal 2006”) year ended on February 3, 2007.

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

The entertainment industry is characterized by changing technology, evolving format standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require that the Company respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer. Specifically, the CD format has experienced a continuous decline as digital forms of music content have become more prevalent. If the Company does not timely adapt to these changing technologies or sufficiently increase its focus on the other core categories, operating results could significantly suffer.

Increased competition from existing retailers and alternative distribution channels has adversely affected the Company’s results of operations.

The Company competes with a wide variety of entertainment retailers, including deep-discount retailers, mass merchandisers, consumer electronics outlets, internet retailers, record clubs and independent operators, some of whom have greater financial and other resources than the Company. The Company also expects continued growth in competing home entertainment options. Some of these, including the ability to download music, video and video games onto PCs or other devices, or the ability to play video games over the Internet through consoles, could reduce retail sales of CDs, DVDs and video games. If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, video and video games, the Company’s results of operations could be adversely affected.

In addition, the Company’s success depends on our ability to positively differentiate ourselves from other retailers. The retail business is highly competitive. In the past the Company has been able to compete successfully by differentiating our customer shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, customer service and marketing efforts. Customer perceptions regarding our stores and our in-stock levels and deep assortment of product are also factors in our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross profit and expenses. If we fail to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

The Company’s business is negatively influenced by the general economic conditions and the disruption of capital and credit markets

The Company’s performance is subject to general economic conditions and their impact on levels of discretionary consumer spending, which have continued to deteriorate and may remain depressed for the foreseeable future. General economic conditions impacting discretionary consumer spending include, among others, wages and employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors.

Consumer purchases of discretionary items, such as our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The current downturn in the economy affects retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit. The Company cannot predict how long the current economic, capital and credit market conditions will continue and what impact they will have on our business.

Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires on January 6, 2011, will provide us with sufficient liquidity through the expiration of this credit facility, a continuation of the current disruption in the financial markets and the general economic downturn could adversely impact the availability terms and/or pricing of financing if, and when, we need to raise additional liquidity. We would experience liquidity problems if we are unable to obtain additional financing as our debt becomes due or we otherwise need additional liquidity.

The current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures.

The creditworthiness of many financial institutions may be closely interrelated as a result of credit, derivative, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This may adversely affect the financial institutions, which we interact on a daily basis, and therefore could adversely affect our ability to raise needed funds or access liquidity.

Historically, we have experienced declines and we may continue to experience, fluctuation in our level of sales results of operations and operating cash flow.

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2008, and they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part, to the holiday selling season. The fourth quarter generated approximately 35% of our net sales for Fiscal 2008. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores may limit our earnings.

Historically, the Company’s growth has come from the opening of new stores and the acquisition of stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The Company has not opened a new store in the last two years.

A change in one or more of the Company’s vendors’ policies or the Company’s relationship with those vendors could adversely affect the Company’s results of operations.

The Company is dependent on its vendors to supply merchandise in a timely and efficient manner. If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, the Company could experience merchandise shortages that could lead to lost sales.

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

Loss of Key Personnel or the inability to attract, train and retain qualified employees could adversely affect the Company’s results of operations.

The Company believes that its future prospects depend, to a significant extent, on the services of its executive officers, particularly, Robert J. Higgins, our Chairman and Chief Executive Officer. Our future success will also depend on our ability to attract and retain qualified key personnel. The loss of the services of certain of the Company’s executive officers and other key management personnel could adversely affect the Company’s results of operations. In particular, if we were to lose the services of Robert J. Higgins, we may not able to replace his skills and experience.

In addition to our executive officers, the Company’s business is dependent on our ability to attract, train and retain a large number of qualified team members. Many of those team members are employed in entry-level or part-time positions with historically high turnover rates. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, health care costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations, customer service levels and support functions could suffer. Those factors, together with increased wage and benefit costs, could adversely affect our results of operations.

Because our Chairman and Chief Executive Officer owns approximately 42.2% of the outstanding Common Stock, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 42.2% of the outstanding Common Stock of the Company, as of March 10, 2009. Accordingly, he will have significant influence on the outcome of any vote of the Company’s Shareholders and on the policies and affairs of the Company. His interests may differ from the interests of the other stockholders.

Failure to comply with legal and regulatory requirements could adversely affect the Company’s results of operations.

The Company’s business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining units are negotiated or imposed, minimum wage requirements, and health care mandates.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws. Additional legal and regulatory requirements, such as those arising under the Sarbanes-Oxley Act of 2002 and various foreign laws, increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

In August 2000, the Company’s Board of Directors adopted a Classified Board Amendment which together with anti-takeover provisions of New York State Law may discourage open market purchases or a non-negotiated tender or exchange offer for the stock of the Company. This may be adverse to the interests of certain shareholders.

The nature of our business involves the receipt and storage of personal information about certain customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our customer loyalty programs or participation in other programs. Such events could lead to lost future sales and adversely affect our results of operations.

We could be materially and adversely affected if either of our distribution centers is disrupted.

We operate two distribution centers, one in Albany, New York and the other in Carson, California. We ship 71% of our merchandise inventory through our distribution centers. If either of our distribution centers is destroyed, or disrupted for any reason, including because of weather or labor issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the centers.

In addition, our Carson, California distribution center is located in a state where earthquakes are prevalent. Such an event could result in significant physical damage to or closure of this center and delay distribution of merchandise from our suppliers to our center and stores, which could adversely affect our results of operation. We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

The Company’s stock price has experienced and could continue to experience volatility and could decline further, resulting in a substantial loss on your investment.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including recent global economic conditions, broad market fluctuations and public perception of the prospects for music and the home video industry. Changes in our comparable store net sales results could also affect the price of our Common Stock. Failure to meet market expectations, particularly with respect to comparable store sales, net revenues, operating margins and earnings per share, would likely result in a continued decline in the market price of our stock.

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for music and home video related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock has fluctuated between $4.69 and $0.60 from January 1, 2008 and March 31, 2009.

As a result, the market price of our Common Stock has been and is likely to remain volatile, and investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

The failure to maintain a minimum closing share price of $1.00 per share of our Common Stock could result in the delisting of our shares on The NASDAQ Global Market, which would harm the market price of the Company’s Common Stock.

In order to retain our listing on The NASDAQ Global Market we are required by NASDAQ to maintain a minimum bid price of $1.00 per share. Our stock price is currently below $1.00 and has remained so since January 21, 2009. However, on October 16, 2008, NASDAQ suspended enforcement of the rules requiring a minimum $1.00 per share closing share price until January 19, 2009. On December 18, 2008 NASDAQ extended the suspension until April 19, 2009. On March 31, 2009, NASDAQ extended the suspension of continued listing requirements regarding minimum bid price and market value of publicly held share until July 19, 2009. A new compliance period will begin on July 20, 2009. In the event that our stock does close below the minimum bid price of $1.00 per share for any 30 consecutive business days following the reinstatement of the rules on July 20, 2009, we can regain compliance if our Common Stock closes at or above $1.00 per share for 10 consecutive days during the 180 days immediately following. If we are unable to do so, our stock could be delisted from The NASDAQ Global Market, transferred to a listing on The NASDAQ Capital Market, or delisted from the NASDAQ markets altogether. The failure to maintain our listing on The NASDAQ Global Market could harm the liquidity of the Company’s Common Stock and could have an adverse effect on the market price of our Common Stock.

Item 1B. UNRESOLVED SEC COMMENTS

The Company has not received within 180 days or more before January 31, 2009, written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. PROPERTIES

Retail Stores

At January 31, 2009, the Company operated 712 stores under operating leases, many of which have renewal options. The majority of the leases provide for the payment of fixed monthly rentals and expenses for maintenance, property taxes and insurance while the others provide for the payment of monthly rentals based on a percentage of sales. Certain leases provide for added rent based on store sales in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2009	337	2013	25

2010	149	2014	27

2011	81	2015	31

2012	37	2016 and beyond	25

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facilities

The Company leases its Albany, New York, distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015. These leases are at fixed rentals with provisions for biennial increases based on increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 39,800 square feet and the distribution center portion is approximately 141,500 square feet. The Company also leases a 198,300 square foot distribution center in Carson, California; this lease includes a five-year renewal option and expires in December 2010.

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs. Shipments from the distribution facilities to the Company’s stores provide approximately 71% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2009.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 31, 2009, there were 473 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 2, 2007 through March 31, 2009.

	Closing Sales Prices

	High	Low

2007
1st Quarter	$5.82	$5.20
2nd Quarter	$5.44	$4.30
3rd Quarter	$4.79	$4.01
4th Quarter	$5.76	$3.83

2008
1st Quarter	$4.45	$3.12
2nd Quarter	$3.33	$2.34
3rd Quarter	$3.13	$1.99
4th Quarter	$2.35	$0.76

2009
1st Quarter (through	$0.89	$0.52
March 31, 2009)

On March 31, 2009, the last reported sale price on the Common Stock on the NASDAQ National Market was $0.60.

Dividend Policy: The Company has never declared dividends on its Common Stock. The Company’s credit facility does not restrict the payment of cash dividends so long as payment conditions per the agreement are met. Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company’s credit facility and other factors the Company’s Board of Directors may consider.

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 30, 2004 through January 30, 2009 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 30, 2004, and that all dividends were reinvested.

	2004	2005	2006	2007	2008	2009

Trans World Entertainment Corporation	100	167	70	75	57	10
NASDAQ (U.S. Stocks)	100	100	113	121	116	58
NASDAQ Retail Trade Stocks	100	121	129	141	125	81

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended January 31, 2009 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 3, 2007 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended

	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005

	($ in thousands, except per share and store data)
STATEMENTS OF OPERATIONS DATA:

Net sales	$987,625	$1,265,658	$1,471,157	$1,238,486	$1,365,133

Cost of sales	656,730	819,911	951,935	806,873	869,999

Gross profit	330,895	445,747	519,222	431,613	495,134

Selling, general and administrative expenses	380,801	470,386	519,246	426,854	450,162

Impairment charge (1)	15,159	30,731	—	—	—

(Loss) income from operations	(65,065)	(55,370)	(24)	4,759	44,972

Interest expense	4,098	6,519	5,504	2,954	2,444

Other income	(180)	(429)	(4,435)	(2,171)	(1,039)

(Loss) income before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	(68,983)	(61,460)	(1,093)	3,976	43,567

Income tax expense (benefit) (2)	(28)	37,975	(2,041)	1,090	4,892

(Loss) earnings before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	(68,955)	(99,435)	948	2,886	38,675
Extraordinary gain – unallocated negative goodwill, net of income taxes (3)	—	—	10,721	—	3,166

Cumulative effect of a change in accounting principle, net of income taxes (4)	—	—	—	(2,277)	—

Net (loss) income	($68,955)	($99,435)	$11,669	$609	$41,841

Basic (loss) earnings per share:

(Loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	($2.21)	($3.20)	$0.03	$0.09	$1.12

Extraordinary gain – unallocated negative goodwill	—	—	0.35	—	0.09

Cumulative effect of change in accounting principle	—	—	—	(0.07)	—

Basic (loss) earnings per share	($2.21)	($3.20)	$0.38	$0.02	$1.21

Weighted average number of shares outstanding - basic	31,223	31,046	30,797	31,962	34,531

Diluted (loss) earnings per share:

(Loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	($2.21)	($3.20)	$0.03	$0.09	$1.06

Extraordinary gain – unallocated negative goodwill	—	—	0.33	—	0.09

Cumulative effect of change in accounting principle	—	—	—	(0.07)	—

Diluted (loss) earnings per share	($2.21)	($3.20)	$0.36	$0.02	$1.15

Weighted average number of shares – diluted	31,223	31,046	31,986	32,132	36,297

Pro forma amounts assuming new accounting principles were applied retroactively:

(Loss) earnings before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	($68,955)	($99,435)	$948	$2,886	$38,675
Pro forma (loss) earnings before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	(68,955)	(99,435)	948	2,922	38,946

Pro forma net (loss) income	(68,955)	(99,435)	11,669	2,922	42,122

Per share amounts:
Basic (loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	($2.21)	($3.20)	$0.03	$0.09	$1.12
Pro forma basic (loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	($2.21)	($3.20)	$0.03	$0.09	$1.13

Pro forma basic (loss) earnings per share	($2.21)	($3.20)	$0.38	$0.09	$1.22
Diluted (loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle, as reported	($2.21)	($3.20)	$0.03	$0.09	$1.06
Pro forma diluted (loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	($2.21)	($3.20)	$0.03	$0.09	$1.07

Pro forma diluted (loss) earnings per share	($2.21)	($3.20)	$0.36	$0.09	$1.16

	Fiscal Year Ended

	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005

	($ in thousands, except per share and store data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$487,036	$638,993	$829,690	$799,657	$859,653
Current portion of long-term debt and capital lease obligations	3,748	3,501	3,393	3,659	780
Long-term obligations	8,844	12,588	16,085	19,474	12,037
Shareholders’ equity	$235,015	$298,149	$393,205	$378,512	$404,323

OPERATING DATA:
Store count (open at end of period):
Mall stores	549	610	737	546	560
Freestanding stores	163	203	255	236	250
Total stores	712	813	992	782	810

Comparable store sales (decrease) / increase (5)	(10.8%)	(8.5%)	(6.2%)	(5.7%)	0.8%

Total square footage (in thousands)	4,560	5,117	5,950	4,824	5,002

1.

During Fiscal 2008 and Fiscal 2007, the Company recorded an asset impairment charge of $15.2 million and $30.7 million, respectively, to write down certain long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

2.

Included in income tax expense for Fiscal 2007 is deferred tax expense of $42.5 million, the recording of which was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax assets. See Note 6 in the Notes to Consolidated Financial Statements for further detail.

3.

The Company’s acquisition of substantially all of the net assets of Musicland Holding Corp. stores in Fiscal 2006 and of Wherehouse Entertainment Inc. and CD World in Fiscal 2003, resulted in extraordinary gains recorded in Fiscal 2006 and Fiscal 2004 in accordance with SFAS No. 141, “Business Combinations”. The gains, net of tax, represented the excess of fair value of net assets acquired over the purchase price of the acquired assets.

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

At January 31, 2009, the Company operated 712 stores totaling approximately 4.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In the fiscal year ended January 31, 2009 (referred to herein as “Fiscal 2008”), the Company’s net sales decreased as compared to the fiscal year ended February 3, 2008, (referred to herein as “Fiscal 2007”) as a result of lower average store count and a decrease in comparable store sales. Comparable store sales decreased 10.8% during Fiscal 2008.

The Company focuses on the following areas in its effort to improve its business:

          Improving Merchandise Assortment and Product Mix

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement to our customers to drive additional traffic across the lease line and improve conversion. This involves tailoring the overall square footage allocation in line with a store’s trend, and increasing inventory and square footage allocations for growth categories. As music sales have continued to decline, the Company has been able to partially offset the impact by shifting square footage allocations from music to other product categories. While adding inventory in other product categories, we remain focused on improving inventory turnover.

          Store Openings and Closures

During Fiscal 2008 and Fiscal 2007, the Company closed 101 and 179 stores, respectively. The Company has not opened a new store in the last two years. The Company’s real estate strategy is to reposition our store portfolio by reducing our store base to a core group of profitable locations.

The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The composition of these stores changes from time-to-time as the result of competitive changes and other factors.

          Expanding Customer Base

To strengthen customer loyalty, the Company offers its customers the option of signing up for a Backstage Pass card which provides an additional 10% discount off of everyday selling prices on nearly all product in addition to other value added offers members receive through the program in exchange for an annual membership fee. The Company also co-sponsors events in many of its stores to provide various segments of its customers an opportunity to experience entertainment and shop for unique and exclusive products based on their particular interests.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales: The Company measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store net sales through the month immediately prior to the month of closing. The Company further analyzes net sales by store format and by product category.

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

Fiscal Year Ended January 31, 2009 (“Fiscal 2008”)
Compared to Fiscal Year Ended February 2, 2008 (“Fiscal 2007”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2008 vs. 2007

($ in thousands)	2008	2007	$	%

Net Sales	$987,625	$1,265,658	$ (278,033)	(22.0%)

The 22% net sales decline from prior year is due to the comparable store net sales decline of 11% coupled with an 18% decline in average store count. Total product units sold in Fiscal 2008 decreased 16% and the average retail price for units sold decreased 8%.

Net sales by merchandise category for Fiscal 2008 and Fiscal 2007 were as follows:

($ in thousands)	2008 Net Sales	% Total	2007 Net Sales	% Total	Total % Net Sales Change	Comparable Store % Net Sales Change

Music	$349,737	35.4%	$494,286	39.1%	(29.2%)	(20.2%)
Video	407,884	41.3	491,360	38.8	(17.0)	(3.1)
Video games	90,233	9.1	114,431	9.0	(21.1)	(14.3)
Other	139,771	14.2	165,581	13.1	(15.6)	(0.6)

Total	$987,625	100.0%	$1,265,658	100.0%	(22.0%)	(10.8%)

The “Other” category includes electronics, accessories and trend items, none of which individually exceed 10% of total net sales.

          Music

The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category declined as a percentage of total net sales and declined 20.2% on a comparable store sale basis due to the lack of new product releases and the shift to online downloading. The Company continues to shift square footage allocations to new categories to compensate for the decline.

Net sales of CDs represented approximately 95% of total net sales in the music category during Fiscal 2008. The Company’s annual CD unit sales decreased 28% in Fiscal 2008 due to lower comparable store net sales and the decrease in average store count. According to SoundScan, total CD unit sales in the United States declined 20% during the period corresponding with the Company’s Fiscal 2008.

          Video

The Company offers DVDs in all of its stores and high definition DVDs in a majority of its stores. The video category increased as a percentage of the Company’s total net sales due to slower comparable store sales decline in this category than the other categories.

Total net sales for Fiscal 2008 in the video category decreased 17% due to a comparable store net sales decrease of 3% and the lower average store count. According to VideoScan, total video unit sales in the United States declined 9% during the period corresponding with the Company’s Fiscal 2008.

          Video games

The Company offers video game hardware and software in 347 stores. During Fiscal 2007, the Company discontinued the sale of video games in approximately 300 stores. The Company has narrowed the number of stores offering video games in order to increase average store video game sales by offering better assortment and more product in its best game sales stores.

The negative comparable store sales in video games was due to a lack of allocation of product from vendors as well as a reduction in the number of stores carrying games in Fiscal 2008 versus Fiscal 2007.

          Other

The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to increased store square footage allocations and slower comparable store sales declines than music and video.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2008 vs. 2007

	2008	2007	$	%

Gross Profit	$330,895	$445,747	($114,852)	(25.8%	)

As a percentage of net sales	33.5%	35.2%

The 170 basis point decline in gross profit as a percentage of net sales was due to increased markdowns on slow moving inventory and lower vendor allowances.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2008 vs. 2007

	2008	2007	$	%

Selling, general and administrative expenses	$380,802	$470,386	($89,584)	(19.0%	)

As a percentage of net sales	38.6%	37.2%

The $90 million decrease in SG&A expenses is due to the Company operating an average of 18% fewer stores. Despite the decrease, SG&A as a percentage of net sales increased to 38.6% from 37.2% due to the sales decline of 22%.

Included in SG&A for Fiscal 2008 is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Asset Impairment Charge. During Fiscal 2008 and Fiscal 2007, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of each period resulting in the recording of asset impairment charges of $15.2 million and $30.7 million in Fiscal 2008 and Fiscal 2007, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Interest Expense. Interest expense in Fiscal 2008 was $4.1 million compared to $6.5 million in Fiscal 2007. The increase is due to lower average borrowings on the Company’s revolving line of credit and lower interest rates.

Other Income. Other income includes interest income, which was $0.2 million and $0.4 million in Fiscal 2008 and 2007, respectively.

Income Tax (Benefit) Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense (benefit):

($ in thousands)			2008 vs. 2007

	2008	2007	$

Income tax (benefit) expense	($28)	$37,975	($38,003)

Effective tax rate	0.0%	(61.8%)

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

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

($ in thousands)			2008 vs. 2007

	2008	2007	$

Net loss	($ 68,955)	($ 99,435)	$30,480

Net loss as a percentage of net sales	(7.0%)	(7.9%)

The Fiscal 2008 net loss of $69.0 million was due to the decline in comparable store sales and the impairment charge of $15.2 million. The $30.5 million reduction in net loss as compared to 2007 was due to a lower impairment charge and the $42.5 million deferred tax charge recorded in Fiscal 2007, partially offset by lower sales and the 170 basis point decrease in gross margin.

Fiscal Year Ended February 2, 2008 (“Fiscal 2007”)
Compared to Fiscal Year Ended February 3, 2007 (“Fiscal 2006”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

($ in thousands)			2007 vs. 2006

	2007	2006	$	%

Net Sales	$1,265,658	$1,471,157	$ (205,499)	(14.0%)

The 14% net sales decline from prior year is due to the comparable store net sales decline of 8.5% coupled with a 6.6% decline in average store count. Additionally, Fiscal 2006 contained a 53rd week of business which contributed approximately $23.0 million in net sales. Total product units sold in Fiscal 2007 decreased 14.5% and the average retail price for units sold increased 1.4%.

Net sales by merchandise category for Fiscal 2007 and Fiscal 2006 were as follows:

($ in thousands)	2007 Net Sales	% Total	2006 Net Sales	% Total	Total % Net Sales Change	Comparable Store % Net Sales Change

Music	$494,286	39.1%	$676,091	46.0%	(26.9%)	(23.2%)
Video	491,360	38.8	529,900	36.0	(7.3)	1.1
Video games	114,431	9.0	114,654	7.8	(0.2)	8.3
Other	165,581	13.1	150,512	10.2	10.0	14.2

Total	$1,265,658	100.0%	$1,471,157	100.0%	(14.0%)	(8.5%)

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

Total net sales for Fiscal 2007 in the video category decreased 7.3% despite the comparable store net sales increase of 1.1% due to the lower average store count. According to VideoScan, total video unit sales in the United States declined 3% during the period corresponding with the Company’s Fiscal 2007.

          Video games

The Company offers video game hardware and software in approximately half its stores. During Fiscal 2007, the Company discontinued the sale of video games in approximately 300 stores. The Company has narrowed the number of stores offering video games in order to increase total video game sales by offering better assortment and more product in its best game sales stores.

The positive comparable store net sales in video games were due to improved hardware allocations of Wii, PS3 and Nintendo DS Lite, as well as improved software sales. According to NPD, industry video games sales during calendar year 2007, including portable and console hardware, software and accessories increased 43% over calendar year 2006 sales.

          Other

The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to increased store square footage allocations which have driven double digit comparable store net sales growth.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2007 vs. 2006

	2007	2006	$	%

Gross Profit	$445,747	$519,222	$ (73,475)	(14.2%)
As a percentage of net sales	35.2%	35.3%

The 10 basis point decline in gross profit as a percentage of net sales was due to a loss of leverage of distribution and freight costs against the net sales decline.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2007 vs. 2006

	2007	2006	$	%

Selling, general and administrative expenses	$470,386	$519,246	$ (48,860)	(9.4%)

As a percentage of net sales	37.2%	35.3%

The $48.9 million decrease in SG&A expenses is due to the lower average store count and the absence of approximately $7.9 million in transition costs related to the Musicland acquisition that were incurred in Fiscal 2006. The increase in SG&A expenses as a percentage of net sales is due to a loss of leverage on fixed costs due to the net sales decline.

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

Interest Expense. Interest expense in Fiscal 2007 was $6.5 million compared to $5.5 million in Fiscal 2006. The increase is due to higher average borrowings on the Company’s credit facility.

Other Income. Other income includes interest income, which was $0.4 million and $0.9 million in Fiscal 2007 and 2006, respectively. Fiscal 2006 other income also includes a $3.5 million gain on the sale of an investment.

Income Tax Expense (Benefit). The following table sets forth a year-over-year comparison of the Company’s income tax expense (benefit):

($ in thousands)			2007 vs. 2006

	2007	2006	$

Income tax expense (benefit)	$37,975	$(2,041)	$ 40,016

Effective tax rate	(61.8%)	186.7%

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

Net (Loss) Income. The following table sets forth a year-over-year comparison of the Company’s net (loss) income:

($ in thousands)
			2007 vs. 2006

	2007	2006	$

(Loss) income before extraordinary gain – unallocated negative goodwill	$(99,435)	$948	$(100,383)
Extraordinary gain – unallocated negative goodwill, net of income taxes of $0 and $6,739 for Fiscal 2007 and 2006, respectively	—	10,721	$(10,721)

Net (loss) income	$(99,435)	$11,669	$(111,104)

Net (loss) income as a percentage of net sales	(7.9%)	0.8%

The Fiscal 2007 net loss of $99.4 million was due, in large part, to the impairment charge of $30.7 million and $42.5 million in deferred tax expense associated with establishing the valuation allowance against net deferred tax assets. In addition, the 14% net sales decline and 10 basis point gross margin decline from prior year contributed to an approximate $73.5 million decrease in gross profit dollars, which was partially offset by a $48.9 million decrease in SG&A expenses. Fiscal 2006 net income also included a $3.5 million gain on the sale of an investment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and the Albany, NY distribution center, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2008, management closed 74 stores and plans to continue its careful evaluation of store profitability of its remaining 712 stores in consideration of lease terms, conditions and expirations. As a consequence of these further actions, the liquidation of the merchandise inventory from closed stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2009 are expected to be comparable with Fiscal 2008. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources. See Item 1A, Risk Factors, “Disruption of the global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources.”

The following table sets forth a three year summary of key components of cash flow and working capital:

			2008 vs. 2007			2007 vs. 2006

($ in thousands)	2008	2007	$	%	2006	$	%

Operating Cash Flows	($37,232)	($25,579)	($11,653)	(46%)	$47,268	($72,847)	(154%)
Investing Cash Flows	(3,873)	(15,949)	12,076	76%	(122,871)	106,922	87%
Financing Cash Flows	(3,495)	(2,447)	(1,048)	(43%)	(2,976)	529	18%

Capital Expenditures	(10,066)	(15,949)	5,883	37%	(48,289)	32,340	67%
Acquisition of Business	—	—	—	—	(78,810)	78,810	100%

Cash and Cash Equivalents	30,055	74,655	(44,600)	(60%)	118,630	(43,975)	(37%)
Merchandise Inventory	378,188	440,241	(62,053)	(14%)	504,860	(64,619)	(13%)
Working Capital	213,389	251,507	(38,118)	(15%)	266,204	(14,697)	(6%)
Inventory turns	1.6	1.7			1.8

The $11.7 million decrease in operating cash flows was due to a loss from operations of $49.9 million, exclusive of the $15.2 million non-cash impairment charge, compared to a loss from operations of $26.2 million, exclusive of the $30.7 million non-cash impairment charge and $42.5 million deferred tax charge recorded during Fiscal 2007 partially offset by fluctuation of operating assets and liabilities, within the normal course of business, during Fiscal 2008.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot and inventory leverage (accounts payable divided by merchandise inventory). Inventory turn in Fiscal 2008 was 1.6 compared to 1.7 in Fiscal 2007. Inventory investment per square foot was $83 per square foot at the end of Fiscal 2008 as compared to $86 per square foot at the end of Fiscal 2007. Inventory leverage was 45% as of January 31, 2009 compared with 54% as of February 3, 2008. Management considers these results to be consistent with historical performance.

Cash used in investing activities was $3.9 million in Fiscal 2008, compared to $15.9 million in Fiscal 2007. During Fiscal 2008, cash used in investing activities consisted of capital expenditures of $10.1 million, partially offset by proceeds of $6.2 from the sale of the Company’s distribution facility in Canton, Ohio. During Fiscal 2007, cash used in investing activities consisted exclusively of capital expenditures of $15.9 million. The Company’s capital expenditures in Fiscal 2008 included approximately $6.6 million for store remodels and merchandising projects. The remaining capital expenditures were primarily for general IT software and equipment.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash generated from sales of merchandise inventory. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of approximately $10 million in Fiscal 2009.

Cash used in financing activities was $3.5 million in Fiscal 2008, compared to a $2.4 million in Fiscal 2007. In Fiscal 2008, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.5 million and $3.0 million. In Fiscal 2007, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.5 million and $2.9 million, respectively, partially offset by $0.9 million in proceeds and excess tax benefits received from the exercise of stock awards.

During Fiscal 2007, the $72.8 million decrease in operating cash flows from Fiscal 2006 was due, in part, to a loss from operations of $24.6 million, exclusive of the $30.7 million non-cash impairment charge, compared to a loss from operations of $24 thousand during Fiscal 2006. Additionally, the change in net merchandise inventory (merchandise inventory less accounts payable) represented a cash use of $3.8 million in Fiscal 2007 compared to a cash source of $14.3 million in Fiscal 2006 due to a lower inventory leverage ratio. The Company also made a final principal and interest payment of approximately $7.4 million in settlement of an agreement with the Internal Revenue Service (“IRS”) during the second quarter of Fiscal 2007. The remaining change is due to the fluctuation of operating assets and liabilities, within the normal course of business, during Fiscal 2007.

In January, 2006, the Company entered into a five-year, $100 million revolving secured credit facility with Bank of America, N.A that expires January 2011 (“Credit Facility”). The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. In March 2006, the Company and Bank of America N.A., entered into a First Amendment to the Credit Facility which increased the amount available for borrowing by the Company under the Credit Facility to $130 million and in October 2006, the Company and Bank of America N.A. entered into a Second Amendment to the Credit Facility increasing the amount available to the Company for borrowing to $150 million. The terms and conditions under the amendments were the same as the original Credit Facility. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels.

As of January 31, 2009 and February 2, 2008, the Company didn’t have any borrowings under the line of credit and no outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. The Company had $150.0 million available for borrowing as of January 31, 2009 and February 2, 2008. Interest expense in Fiscal 2008 was $4.1 million, of which $1.9 million was incurred for capital leases. Interest expense in Fiscal 2007 was $6.5 million, of which $2.0 million was incurred for capital leases.

The recent distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability. If the national, or global, economies or credit market conditions in general were to deteriorate further in the future, it is possible that such deterioration could put additional pressure on consumer spending and further negatively affect our cash flows. Although we have available borrowing capacity under our Credit Facility through January 6, 2011, tightening of the credit markets could also make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The Company’s ability to obtain a new credit facility or other financing arrangements will depend upon future performance and financial condition, credit market conditions, and the availability of financing which, in turn, will be subject to general economic, financial, business, competitive legislative, regulatory and other conditions, many of which are beyond the Company’s control. The effects of these changes could also require us to make additional changes to our current plans and strategy. Additionally, although our levels of net cash provided by operating activities have been negatively affected by general economic conditions, we believe that our available cash and borrowing capacity under our Credit Facility, along with any positive cash flow generated from operations, will provide sufficient capital needed to fund our operations for the foreseeable future.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 31, 2009, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2009	2010- 2011	2012 - 2013	2014 and Beyond	Total

$ in thousands

Operating lease and maintenance agreement obligations	$80,048	$82,261	$36,887	$21,144	$220,340
Capital lease obligations	4,841	4,936	4,190	3,700	17,667
Long-term debt (principal)	570	1,248	1,408	330	3,556
Long-term debt (interest)	197	286	127	5	615
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities (2)	2,501	1,489	389	487	4,866
Pension benefits (3)	64	244	2,201	5,683	8,192

Total	$88,221	$90,464	$45,202	$31,349	$255,236

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of January 31, 2009 are unfavorable lease valuations of $0.7 million and the long-term portion of deferred rent of $3.7 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $3.6 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)

In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 8 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $882,000, $1,042,000 and $1,003,000 in Fiscal 2008, Fiscal 2007 and Fiscal 2006 respectively. As of February 1, 2009, the Company has postponed its matching contribution.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.1 million, $2.0 million and $2.0 million in Fiscal 2008, 2007 and 2006 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2008, 2007 and 2006. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $7,400, $3,800 and $4,100 in Fiscal 2008, 2007 and 2006 respectively.

The Company occasionally utilizes privately chartered aircraft owned or partially owned by Mr. Higgins, for Company business. The Company charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins, for Company business. Payments to Crystal Jet aggregated approximately $0, $0 and $11,000 in Fiscal 2008, 2007 and 2006, respectively. The Company also charters an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2008, 2007 and 2006 were approximately $205,000, $29,000 and $526,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, stock-based compensation, and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

Shrink expense, including obsolescence was $18.0 million, $18.5 million and $14.9 million, in Fiscal 2008, 2007 and 2006 respectively. As a rate to net sales, this equaled 1.8%, 1.5% and 1.0%, respectively. Shrink expense, including obsolescence, as a percentage of net sales was higher in Fiscal 2008 than in prior years due to higher shrink rates in our stores and the write down of obsolete inventory in the Company’s video game category. Presently, a 0.1% change in the rate of shrink and obsolescence provision would equal approximately $0.6 million in additional charge or benefit to cost of sales, based on Fiscal 2008 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal year 2008, Fiscal 2007 and Fiscal 2006 of $4.1 million, $2.2 million and $3.6 million, respectively.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. During Fiscal 2008 and Fiscal 2007, the Company recorded an asset impairment charge of $15.2 million and $30.7 million, respectively, related to the write down of certain long-lived assets at underperforming locations. There was no asset impairment charge recorded in Fiscal 2006. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $1.2 million, $2.5 million and $2.2 million in Fiscal 2008, 2007 and 2006, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the assets, are fully depreciated.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of February 2, 2008, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. During Fiscal 2008 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets to a level deemed appropriate by management to ensure that any net deferred tax assets not allowed against will ultimately be realized.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. The accounting for tax positions in accordance with FIN 48 requires management to make estimates relative to the likelihood of realization upon ultimate settlement of uncertain tax positions. For additional discussion regarding income taxes, refer to Note 6 in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”) which amends SFAS No. 132(revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” – an Amendment of FASB Statements No. 87, 88, and 106 (“SFAS No. 132(R)”). FSP FAS No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan and is effective for fiscal years ending after December 15, 2009. We are in the process of evaluating FSP FAS No. 132(R)-1 and do not expect it will have a significant impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP-EITF No. 03-6-1 will not have any impact on the determination or reporting of our earnings per share.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other U.S. GAAP. FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not expect the adoption of FSP FAS No. 142-3 to have a significant impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect adoption of SFAS No. 161 will have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements “– an Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have an impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations “ (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination should recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) shall be applied prospectively to business combinations with acquisition dates on or after the beginning of the first annual reporting period in which it is initially applied. SFAS No. 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have an impact on our Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. Information about the fair value of financial instruments is included in Note 1 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of January 31, 2009, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2009.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2009.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2009.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 8 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 31, 2009:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

		(Shares in thousands)
Equity Compensation Plan Approved by Shareholders	8,183	$7.86	3,857
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1) Excludes 275,228 restricted stock units reserved from the Company’s equity plans that will be settled in cash.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2009.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 31, 2009.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 16, 2009	By: /s/ ROBERT J. HIGGINS

Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer (Principal Executive Officer)	April 16, 2009

(Robert J. Higgins)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer) and Secretary	April 16, 2009

(John J. Sullivan)

/s/ ISAAC KAUFMAN	Director	April 16, 2009

(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 16, 2009

(Dr. Joseph G. Morone)

/s/ BRYANT RILEY	Director	April 16, 2009

(Bryant Riley)

/s/ MICHAEL B. SOLOW	Director	April 16, 2009

(Michael B. Solow)

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K Page No.

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets at January 31, 2009 and February 2, 2008	F-4

Consolidated Statements of Operations - Fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007	F-5

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007	F-6

Consolidated Statements of Cash Flows - Fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Effective February 3, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
April 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation and subsidiaries’ (the “Company”), internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated April 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
April 16, 2009

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	January 31, 2009	February 2, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,055	$74,655
Accounts receivable	7,559	8,632
Merchandise inventory	378,188	440,241
Income taxes receivable, net	—	5,216
Prepaid expenses and other	13,817	17,578

Total current assets	429,619	546,322

FIXED ASSETS, net	50,437	82,248
OTHER ASSETS	6,980	10,423

TOTAL ASSETS	$487,036	$638,993

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$170,302	$237,774
Accrued expenses and other current liabilities	42,180	53,540
Current portion of long-term debt	570	537
Current portion of capital lease obligations	3,178	2,964

Total current liabilities	216,230	294,815

LONG –TERM DEBT, less current portion	2,986	3,552
CAPITAL LEASE OBLIGATIONS, less current portion	5,858	9,036
OTHER LONG-TERM LIABILITIES	26,947	33,441

TOTAL LIABILITIES	252,021	340,844

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,372,101 shares and 56,288,637 shares issued, respectively)	564	563
Additional paid-in capital	306,159	303,998
Treasury stock at cost (25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)
Accumulated other comprehensive income (loss)	2,396	(1,625)
Retained earnings	143,451	212,768

TOTAL SHAREHOLDERS’ EQUITY	235,015	298,149

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,036	$638,993

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Fiscal Year Ended

	January 31, 2009	February 2, 2008	February 3, 2007

Net sales	$987,625	$1,265,658	$1,471,157
Cost of sales	656,730	819,911	951,935

Gross profit	330,895	445,747	519,222
Selling, general and administrative expenses	380,802	470,386	519,246
Asset impairment charges	15,158	30,731	—

Loss from operations	(65,065)	(55,370)	(24)
Interest expense	4,098	6,519	5,504
Other income	(180)	(429)	(4,435)

Loss before income taxes, extraordinary gain – unallocated negative goodwill	(68,983)	(61,460)	(1,093)
Income tax (benefit) expense	(28)	37,975	(2,041)

(Loss) income before extraordinary gain – unallocated negative goodwill	(68,955)	(99,435)	948
Extraordinary gain – unallocated negative goodwill, net of income taxes of $6,739 in 2006	—	—	10,721

NET (LOSS) INCOME	($68,955)	($99,435)	$11,669

BASIC (LOSS) EARNINGS PER SHARE:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill	($2.21)	($3.20)	$0.03
Extraordinary gain – unallocated negative goodwill	—	—	0.35

Basic (loss) earnings per share	($2.21)	($3.20)	$0.38

Weighted average number of common shares outstanding – basic	31,223	31,046	30,797

DILUTED (LOSS) EARNINGS PER SHARE:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill	($2.21)	($3.20)	$0.03
Extraordinary gain – unallocated negative goodwill	—	—	0.33

Diluted (loss) earnings per share	($2.21)	($3.20)	$0.36

Weighted average number of common shares – diluted	31,223	31,046	31,986

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME(LOSS)
(Shares and $ in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Unearned Compensation Restricted Stock	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity

Balance as of January 28, 2006	55,728	$557	$298,699	($30)	(25,105)	($217,564)	($2,048)	$298,898	$378,512
Comprehensive income:
Net income	—	—	—	—	—	—	—	11,669	11,669

Additional pension liability adjustment, net of income taxes of $1,771	—	—	—	—	—	—	2,445	—	2,445

Total comprehensive income									14,114

Adjustment to initially apply SFAS 158, net of income taxes of $1,623	—	—	—	—	—	—	(2,285)	—	(2,285)
Issuance of treasury stock under incentive stock programs	—	—	2	—	1	4	—	—	6
Stock compensation and related tax benefit	270	3	2,842	—	—	—	—	—	2,845

Reclassification of unearned compensation upon adoption of SFAS 123(R)	—	—	(30)	30	—	—	—	—	—
Amortization of unearned compensation – restricted stock	—	—	13	—	—	—	—	—	13
Balance as of February 3, 2007	55,998	$560	$301,526	$ —	(25,104)	($217,560)	($1,888)	$310,567	$393,205

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	(99,435)	(99,435)

Additional pension liability adjustment, net of income taxes of $107	—	—	—	—	—	—	263	—	263

Total comprehensive loss									(99,172)

Adjustment to initially apply FIN 48	—	—	—	—	—	—	—	1,636	1,636
Issuance of treasury stock under incentive stock programs	—	—	1	—	1	5	—	—	6
Stock compensation and related tax benefit	291	3	2,532	—	—	—	—	—	2,535

Unearned compensation – restricted stock	—	—	(125)	—	—	—	—	—	(125)

Amortization of unearned compensation – restricted stock	—	—	54	—	—	—	—	—	54
Reversal of unearned compensation – restricted stock associated with termination of a participant	—	—	10	—	—	—	—	—	10

Balance as of February 2, 2008	56,289	$563	$303,998	$ —	(25,103)	($217,555)	($1,625)	$212,768	$298,149

Comprehensive loss:

Net loss	—	—	—	—	—	—	—	(68,955)	(68,955)

Additional pension liability adjustment	—	—	—	—	—	—	4,021	—	4,021

Total comprehensive loss									(64,934)

Adjustment upon adoption of measurement date provision of FAS 158	—	—	—	—	—	—	—	(362)	(362)
Stock compensation	1	—	1,380	—	—	—	—	—	1,380

Issuance of stock to Directors	82	1	719	—	—	—	—	—	720

Amortization of unearned compensation – restricted stock	—	—	62	—	—	—	—	—	62

Balance as of January 31, 2009	56,372	$564	$306,159	$ —	(25,103)	($217,555)	$2,396	$143,451	$235,015

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended

	January 31, 2009	February 2, 2008	February 3, 2007

OPERATING ACTIVITIES:
Net (loss) income	($68,955)	($99,435)	$11,669
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization of fixed assets	23,614	39,900	40,099
Asset impairment charges	15,158	30,731	—
Amortization of intangible assets	94	297	263
Amortization of lease valuations, net	(350)	(1,146)	(3,150)
Stock compensation	1,930	1,906	2,191
Loss on disposal of fixed assets	1,219	2,535	2,243
Gain on sale of assets	(3,070)	—	—
Gain on sale of available for sale securities and other investments	—	—	(3,528)
Deferred tax expense (benefit)	—	42,475	(4,387)
Decrease (increase) in cash surrender value	1,585	(130)	641
Extraordinary gain on acquisition of businesses, net of income taxes	—	—	(10,721)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,073	(758)	819
Merchandise inventory	62,053	64,619	10,520
Prepaid expenses and other	3,761	(11,625)	146
Other assets	186	177	(1,131)
Accounts payable	(66,753)	(68,444)	3,804
Income taxes receivable/payable	5,708	(17,280)	2,247
Accrued expenses and other current liabilities	(8,321)	(3,457)	(3,305)
Other long-term liabilities	(6,164)	(5,944)	(1,152)

Net cash (used by) provided by operating activities	(37,232)	(25,579)	47,268

INVESTING ACTIVITIES:
Purchases of fixed assets	(10,066)	(15,949)	(48,289)
Acquisition of businesses	—	—	(78,810)
Net proceeds from sale of distribution facility	6,193	—	—
Proceeds from sale of available-for-sale securities and other investments	—	—	4,228

Net cash used by investing activities	(3,873)	(15,949)	(122,871)

FINANCING ACTIVITIES:
Payments of long-term debt	(533)	(502)	(473)
Payments of capital lease obligations	(2,964)	(2,887)	(3,182)
Excess tax benefit from stock award exercises	—	3	36
Proceeds from exercise of stock awards	2	939	643

Net cash used by financing activities	(3,495)	(2,447)	(2,976)

Net decrease in cash and cash equivalents	(44,600)	(43,975)	(78,579)
Cash and cash equivalents, beginning of year	74,655	118,630	197,209

Cash and cash equivalents, end of year	$30,055	$74,655	$118,630

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$4,164	$5,529	$2,901
Issuance of treasury stock under incentive stock programs	—	6	6
Issuance of deferred / restricted shares under deferred / restricted stock plans	—	160	105

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com and www.suncoast.com in a single industry segment. As of January 31, 2009, the Company operated 712 stores totaling approximately 4.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and the Albany, NY distribution center, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2008, management closed 74 stores and plans to continue its careful evaluation of store profitability of its remaining 712 stores in consideration of lease terms, conditions and expirations. As a consequence of these further actions, the liquidation of the merchandise inventory from closed stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed further within note 5. Cash flows from investing and financing activities during Fiscal 2009 are expected to be comparable with Fiscal 2008.

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

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2008, 2007, and 2006 ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively. Fiscal 2006 had 53 weeks and 2008 and 2007 had 52 weeks. The 53rd week of business in Fiscal 2006 contributed approximately $23.0 million in net sales.

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

The Company adopted the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective February 3, 2007. In accordance with SFAS No. 158, the Company recorded a liability equal to the underfunded status of the Company sponsored Supplemental Executive Retirement Plan (“SERP”) and “Director Retirement Plan” as of the November 1, 2007 measurement date. See Note 8 in the Notes to Consolidated Financial Statements for detailed discussion.

Effective February 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value under US GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions as the lowest level. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities. The adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

Effective February 3, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure certain financial assets and liabilities at fair value, with changes in fair value reported in operations. The Company did not choose the fair value option for any financial instruments upon the adoption of this statement.

Concentration of Business Risks: The Company purchases merchandise inventory for its stores from approximately 527 suppliers, with approximately 60% of purchases being made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music Group, Fox Video Inc., Paramount Video, Buena Vista Video, Warner Home Entertainment, Universal Studios Home Entertainment and Nintendo. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results.

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

The Company is generally entitled to return merchandise purchased from major music vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales.

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

During Fiscal 2008 and Fiscal 2007, the Company recorded an asset impairment charge of $15.2 million and $30.7 million, respectively, related to the write down of certain long-lived assets at underperforming locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $1.2 million, $2.5 million and $2.2 million in Fiscal 2008, 2007 and 2006, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print, radio and television advertising, and other promotional events. The Company accounts for vendor allowances in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) Statement No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $23.2 million, $29.7 million, and $29.7 million in Fiscal 2008, 2007, and 2006, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs in accordance with EITF No. 02-16, were $14.7 million, $15.9 million, and $10.7 million in Fiscal 2008, 2007, and 2006, respectively.

Lease Accounting: The Company’s calculation of straight-line rent expense includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the lives of the related leases. The tenant improvement allowances are recorded as deferred rent within other long-term liabilities in the Consolidated Balance Sheet and are amortized as a reduction in rent expense over the life of the related leases.

Store Closing Costs: Management periodically considers the closing of underperforming stores. Reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs, as prescribed by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $13.1 million and $18.3 million at the end of Fiscal 2008 and 2007, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2008, 2007 and 2006 in the amount of $4.1 million, $3.4 million and $3.6 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability.

Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of February 4, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense (benefit) in the consolidated statements of operations.

Stock-Based Compensation: Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option’s requisite service period. The Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are to be classified and reported as both an operating cash outflow and financing cash inflow.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $1.9 million, $1.9 million and $2.2 million. For Fiscal 2008 the related total deferred tax expense was $0.1 million. The related total deferred tax benefit was approximately $0.8 million and $0.9 million in 2007 and 2006, respectively. As of January 31, 2009, there was $2.3 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.4 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan

	2008	2007	2006

Dividend yield	0%	0%	0%
Expected volatility	52.8% - 56.3%	65.1% - 68.7%	65.9% - 71.2%
Risk-free interest rate	1.42% - 3.41%	3.57% - 4.94%	4.64% - 5.04%
Expected option life in years	4.87 – 5.69	4.70 – 7.30	4.93 – 7.12
Weighted average fair value per share of options granted during the year	$1.34	$3.39	$3.42

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested options awarded annually to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share. Options to purchase 2,273,057 shares of the Company’s common stock, representing approximately 24% of the total options outstanding, became immediately vested and exercisable as a result of this action. The number of shares and exercise prices of the options subject to the acceleration remained unchanged. Also, all of the other terms of the options remain the same. Based upon an analysis performed, the acceleration of vesting of these stock options resulted in compensation expense of $5.9 million. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statements of Operations in future financial statements upon the adoption of SFAS No.123 (R), Share-Based Payment, which the Company adopted on January 29, 2006. The acceleration of the vesting of these stock options reduced the amounts recognized by the Company as share-based compensation expense, net of income taxes, by approximately

$1.9 million in Fiscal 2007 and by approximately $1.2 million in Fiscal 2008, and will reduce compensation expense by approximately $0.4 million in Fiscal 2009. The accelerated options included 1,355,000 options held by executive officers and 918,057 options held by other employees. Based on the Company’s closing stock price of $6.25 per share on the date of accelerated vesting, the exercise prices of all of the options were above the closing market price.

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year

	2008	2007	2006

Weighted average common shares outstanding – basic	31,223	31,046	30,797
Dilutive effect of outstanding stock awards	—	—	1,189

Weighted average common shares outstanding – diluted	31,223	31,046	31,986

Antidilutive stock awards	6,651	6,413	7,290

As the Company recorded a net loss during Fiscal 2008 and 2007, the impact of all outstanding stock awards was not considered as such impact would be antidilutive. Certain stock awards outstanding were excluded from the computation of diluted earnings per share for Fiscal 2006 because the exercise price of the options was greater than the average market price of the common shares during the period.

Fair Value of Financial Instruments: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. The carrying value of the Company’s long-term debt including current portion, approximates fair value based on estimated discounted future cash flows for remaining maturities and rates currently offered to the Company for similar debt instruments. The Company had no outstanding product import letters of credit as of January 31, 2009 and February 2, 2008.

Segment Information: The Company has one reportable segment in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following table shows net sales by merchandise category:

	Fiscal year

	2008	2007	2006

	($ in thousands)
Music	$349,737	$494,286	$676,091
Video	407,884	491,360	529,900
Video games	90,233	114,431	114,654
Other	139,771	165,581	150,512

Total	$987,625	$1,265,658	$1,471,157

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

From March 27, 2006 to February 3, 2007, the Company allocated the purchase price in accordance with the provisions of SFAS No. 141, “Business Combinations”, resulting in an extraordinary gain – unallocated negative goodwill of $10.7 million, net of income taxes of $6.7 million. The extraordinary gain represents the excess of the fair value of net assets acquired over the purchase price. The purchase price was allocated on a preliminary basis during the thirteen weeks ended April 29, 2006 using information available at the time. The extraordinary gain recorded as of April 29, 2006 was $0.9 million, which was net of income taxes of $0.7 million. In accordance with SFAS No.141, the allocation of the purchase price to the assets and liabilities acquired must be finalized within twelve months following the date of acquisition. Accordingly, the purchase price allocation was adjusted between April 26, 2006 and February 3, 2007, resulting in an adjustment to the extraordinary gain of $9.8 million, which is net of income taxes of $6.0 million. The pre-tax increase in the extraordinary gain from April 29, 2006 to February 2, 2008 represented adjustments to the value of acquired inventory ($1.9 million), an adjustment to customer liabilities related to the former Musicland loyalty program ($3.4 million), an adjustment to customer liabilities related to gift cards based on the redemption experience since acquisition ($6.1 million), an adjustment to occupancy related expenses ($1.5 million) and an adjustment to the cash purchase price ($2.9 million).

Note 3. Fixed Assets

Fixed assets consist of the following:

	January 31, 2009	February 2, 2008

	($ in thousands)
Buildings and improvements	$17,288	$26,513
Fixtures and equipment	136,896	173,414
Leasehold improvements	48,240	76,274

	202,424	276,201
Allowances for depreciation and amortization	(151,987)	(193,953)

	$50,437	$82,248

Depreciation and amortization of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year

	2008	2007	2006

	($ in thousands)
Cost of sales	$1,563	$2,670	$3,108
Selling, general and administrative expenses	22,051	37,230	36,991

Total	$23,614	$39,900	$40,099

Depreciation and amortization expense related to the Company’s distribution center facility and equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 4. Impairment of Long-Lived Assets

During Fiscal 2008 and Fiscal 2007, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of the period, resulting in the recording of an asset impairment charges of $15.2 million and $30.7 million in Fiscal 2008 and Fiscal 2007, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Note 5. Debt

On January 5, 2006, the Company entered into a five year, $100 million revolving secured credit facility agreement (“Credit Facility”) with Bank of America, N.A. At the election of the Company, loans under the Credit Facility bear interest on the principal amount at a rate equal to either the Prime Rate or Adjusted LIBOR plus 0.75%. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable on January 6, 2011, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, a material adverse effect, bankruptcy, and certain changes of control. The Company was in compliance with terms and conditions of the Credit Facility as of January 31, 2009.

On March 23, 2006, the Company entered into a First Amendment of the Credit Facility with Bank of America, N.A. which increased the maximum amount available for borrowing under the revolving secured credit facility to $130 million, under the same terms and conditions.

On October 20, 2006, the Company entered into a Second Amendment of the Credit Facility with Bank of America, N.A. which increased the maximum amount available for borrowing under the revolving secured credit facility to $150 million, under the same terms and conditions. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels.

During Fiscal 2008, 2007 and 2006, the highest aggregate balances outstanding under the revolving credit facility were $97.6 million, $111.5 million and $107.5 million, respectively. As of January 31, 2009 and February 2, 2008, the Company had no outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. The Company had $150 million available for borrowing as of January 31, 2009 and February 3, 2008.

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of January 31, 2009, the outstanding balance on the loan was $3.6 million. The following table presents principal cash payments of long-term debt by expected maturity dates as of January 31, 2009:

Long-term debt

($ in thousands)
2009	$570
2010	605
2011	643
2012	683
2013	725
Thereafter	330

Total	3,556
Less: current portion	570

Long –term debt obligation	$2,986

Note 6. Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal Year

	2008	2007	2006

	($ in thousands)
Federal – current	($455)	($4,864)	$2,090
State – current	427	364	256
Deferred	—	42,475	(4,387)

	($28)	$37,975	($2,041)

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	(0.2%)	(15.9%)	17.9%
Change in valuation allowance	(32.1%)	(78.1%)	99.3%
Corporate-owned life insurance payment settlement, net	—	(0.4%)	(21.4%)
Cash surrender value – insurance/ benefit programs	(1.0%)	(0.1%)	10.7%
Executive compensation	(0.2%)	(0.2%)	(13.1%)
Tax exempt income	—	—	17.7%
Closing of tax periods	—	—	18.1%
Tax credits	(0.1%)	(0.1%)	27.6%
Other	(1.4%)	(2.0%)	(5.1%)

Effective income tax rate	0.0%	(61.8%)	186.7%

Under the final payment terms of a 2003 agreement between the Company and the IRS regarding an earlier audit, the Company made a final principal payment of $7.1 million in 2007. The other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization, uncertain tax positions, tax attribute, carryback limitations and graduate tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	January 31, 2009	February 2, 2008

	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$1,581	$1,643
Inventory	2,582	4,690
Retirement and compensation related accruals	7,009	8,033
Fixed assets	19,402	18,949
Federal and state net operating loss and credit carryforwards	46,895	19,011
Real estate leases, including deferred rent	7,671	9,799
Losses on investments	2,013	1,683
Goodwill	4,579	5,525
Other	1,009	1,263

Gross deferred tax assets before valuation allowance	92,741	70,596
Less: valuation allowance	(92,741)	(70,596)

Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $88.7 million for federal income tax purposes and approximately $210 million for state income tax purposes as of the end of Fiscal 2008 that expire at various times through 2025 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $0.9 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of January 31, 2009, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 31, 2009, the valuation allowance increased to $92.7 million from $70.6 million at February 3, 2008; because management believes that it is more likely than not that the tax benefit will not be realized. The increase in the valuation allowance equals the increase in gross deferred tax assets and is consistent with the Company’s decision to record a full valuation allowance against deferred tax assets that have been recorded in the normal course of business, as described above.

During Fiscal 2008, the Company paid income taxes of approximately $0.2 million and received income tax refunds of approximately $6.0 million. For Fiscal 2007, the Company paid income taxes, net of refunds, of approximately $12.4 million. For Fiscal 2006, the Company received a net income tax refund of approximately $0.1 million.

On February 4, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainties in Income Taxes – An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on its technical merits, on examination by taxing authorities. The amount of the tax benefit recognized is measured as the largest amount that is determined to have a greater than 50% likelihood of realization upon ultimate settlement. Upon adoption of FIN 48 on February 4, 2007, the Company reduced the total reserve for uncertain tax positions by $1.6 million, with a corresponding increase to retained earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

(Amounts in thousands)
Unrecognized tax benefits at February 4, 2008	$3,157
Increases in tax positions from prior years	132
Decreases in tax positions from prior years	(10)
Increases in tax positions for current year	—
Settlements	—
Lapse of applicable statute of limitations	(899)

Unrecognized tax benefits at January 31, 2009	$2,380

As of January 31, 2009, the Company had $2.4 million of gross unrecognized tax benefits, $1.7 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters through Fiscal 2007 and all material state and local income tax matters through Fiscal 2003.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statement of Operations. During Fiscal 2008, the Company accrued a provision for interest and penalties of $0.5 million. As of January 31, 2009, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.2 million, including accrued interest of $1.2 million.

Note 7. Leases

Leases—lessee

As more fully discussed in Note 10 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 31, 2009	February 2, 2008

	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	12,824	12,824

	22,166	22,166

Allowances for depreciation and amortization	(15,926)	(13,120)

	$6,240	$11,841

At January 31, 2009, the Company leased 712 stores under operating leases, many of which contain renewal options, for periods ranging from one to twenty-five years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for additional rent based on a percentage of sales.

Net rental expense was as follows:

	Fiscal Year

	2008	2007	2006

	($ in thousands)
Minimum rentals	$102,647	$123,303	$130,802
Contingent rentals	581	849	1,453

	$103,228	$124,152	$132,255

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at January 31, 2009 are as follows:

	Operating Leases	Capital Leases

	($ in thousands)
2009	$80,048	$4,841
2010	50,365	2,841
2011	31,895	2,095
2012	21,719	2,095
2013	15,168	2,095
Thereafter	21,144	3,700

Total minimum payments required	$220,339	17,667

Less: amounts representing interest		8,631

Present value of minimum lease payments		9,036
Less: current portion		3,178

Long-term capital lease obligations		$5,858

In addition to the obligations in the table above, a significant number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During Fiscal 2008, minimum rent payments based on a store’s sales volume were $8.4 million.

Interest rates on capital leases were between 5.65% and 33.2% per annum.

Leases—lessor

The Company, as lessor, entered into a 60 year lease, which is effective April 2009, covering the real property owned by the Company in Miami, Florida. Under the provisions of the lease, the Company receives minimum monthly rent payments as follows:

	Annual Rent Payment	Total Payments

	($ in thousands)
April 2009 – March 2029	$1,620	$32,400
April 2029 – March 2039	1,782	17,820
April 2039 – March 2049	1,960	19,602
April 2049 – March 2059	2,156	21,560
April 2059 – March 2069	2,372	23,718

Total future payments		$115,100

The lease allows for the tenant to terminate the lease after the twenty fifth year and every five years thereafter. Total guaranteed rent payments due to the Company are $41.3 million. The Company didn’t record any rental income on the lease in 2008.

Note 8. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years. Total expense related to the Plan was approximately $882,000, $1,042,000 and $1,003,000 in Fiscal 2008, 2007 and 2006, respectively. As of February 1, 2009, the Company has postponed its matching contribution.

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

Stock options and SSARS authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of January 31, 2009, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 8.5 million were granted and are outstanding, 6.7 million of which were vested and exercisable. Options available for future grants at January 31, 2009 and February 3, 2008 were 3.2 million and 3.3 million, respectively.

During Fiscal 2008, the Company issued 275,000 restricted stock units. Restricted stock units vest 50% after two years and 50% after three years and will be settled in cash upon vesting. During Fiscal 2008, the Company recognized $17,000 in expenses related to the grant of restricted stock units.

The following table summarizes information about the stock awards outstanding under the Old Plans, New Plan and 1990 Plan as of January 31, 2009:

	Outstanding				Exercisable

Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.00-$2.66	510,191	8.1	$0.02	373,868	77,526	$0.00	56,811
2.67-5.33	2,376,615	5.1	4.06	—	1,610,215	3.50	—
5.34-8.00	788,775	7.2	6.25	—	187,500	7.11	—
8.01-10.00	1,760,169	2.6	8.46	—	1,760,169	8.46	—
10.01-13.33	1,891,425	3.0	10.86	—	1,891,425	10.86	—
13.34-16.00	1,131,290	4.4	14.57	—	1,131,290	14.57	—

Total	8,458,465	4.4	$7.86	373,868	6,658,125	$8.84	56,811

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $0.76 as of January 30, 2009, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date. There were no in-the-money awards exercisable as of January 31, 2009.

The following table summarizes activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share(1)	Weighted Average Exercise Price

Balance January 28, 2006	9,859,812	$1.58-$23.75	$8.94
Granted	1,092,675	5.32-7.29	4.86
Exercised	(267,262)	1.58-3.96	2.40
Canceled*	(626,371)	2.80-17.79	8.58

Balance February 3, 2007	10,058,854	$3.16-$23.75	$8.70
Granted	654,716	4.80-5.50	4.43
Exercised	(272,802)	3.16-3.96	3.45
Forfeited	(900,000)	11.20	11.20
Canceled	(520,373)	3.50-23.75	5.01

Balance February 2, 2008	9,020,395	$3.50-$17.79	$8.26
Granted	431,728	1.16-2.91	2.66
Exercised	(94,825)	3.50	3.50
Forfeited	(569,371)	3.50-17.79	12.47
Canceled	(329,462)	3.50-13.28	2.93

Balance January 31, 2009	8,458,465	$1.16-$15.25	$7.86

(1)	Exercise price ranges do not include the impact of deferred or restricted shares and restricted stock units that were granted at an exercise price of $0.

During Fiscal 2008, 2007 and 2006, the Company recognized expenses of approximately $213,000, $526,000 and $477,000, respectively, for deferred shares issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares vest under these grants over a period of two to five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of January 31, 2009, a total of 330,000 shares have been granted, of which 240,000 shares have vested and 90,000 shares had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is amortized over the applicable vesting period. The amount amortized to expense in Fiscal 2008, 2007 and 2006, net of the impact of forfeitures, was approximately $62,000, $54,000 and $13,000, respectively. As of January 31, 2009, there were no outstanding awards and shares available for grant totaled 660,000.

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

The Company accounts for the SERP and the Director Retirement Plan in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires that the funded status of defined benefit pension plans, or the difference between the fair value of plan assets and the projected benefit obligation, be recognized in the Consolidated Balance Sheets. This differs from the accounting under SFAS No. 87, which required the difference between the fair value of plan assets and the accumulated benefit obligation to be recorded in the Consolidated Balance Sheets. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end statement of financial position; however, this requirement of the statement is effective for fiscal years ending after December 15, 2008. Accordingly, the Company adjusted its measurement date for Fiscal 2008 to January 31, 2009. For Fiscal 2007, the measurement date for the plans was November 1.

For Fiscal 2008, Fiscal 2007 and Fiscal 2006, net periodic benefit cost recognized under both plans totaled approximately $1.4 million, $1.3 million, and $2.2 million, respectively. The accrued pension liability for both plans was approximately $11.9 million and $14.2 million at January 31, 2009 and February 2, 2008, respectively, and is recorded within Other long term liabilities. The accumulated benefit obligation for both plans was approximately $9.7 million and $13.5 million as of January 31, 2009 and February 2, 2008, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 31, 2009	February 2, 2008

	($ in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$14,175	$13,276
Service cost	273	216
Interest cost	1,114	763
Actuarial gain	(3,597)	(30)
Benefits paid	(52)	(50)

Projected Benefit obligation at end of year	$11,913	$14,175

Fair value of plan assets at end of year	$—	$—

Reconciliation of Funded Status:
Funded status	($11,913)	($14,175)
Unrecognized prior service cost	2,630	3,058
Unrecognized net actuarial gain	(3,793)	(199)

Accrued benefit cost	(13,076)	(11,316)
Decrease (increase) in liability	1,163	(2,859)

Accrued pension liability	($11,913)	($14,175)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 31, 2009	February 2, 2008

	($ in thousands)

Accrued pension liability	($11,913)	($14,175)
Accumulated other comprehensive (income) loss	(1,163)	1,625
Deferred tax asset	1,234	1,234

Net amount recognized	($11,842)	($11,316)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:
($ in thousands)

Net Periodic Benefit Cost:

	Fiscal Year
	2008	2007	2006

Service cost	$218	$216	$679
Interest cost	891	763	885
Amortization of prior service cost	342	342	343
Amortization of net (gain) loss	(2)	(2)	275

Net periodic benefit cost	$1,449	$1,319	$2,182

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

Net prior service cost recognized as a component of net periodic benefit cost	($427)	($342)
Net actuarial gain (loss) recognized as a component of net periodic benefit cost	3	2
Net actuarial (gain) loss arising during the period	(3,597)	(30)

	(4,021)	(370)
Income tax effect	—	107

Total recognized in other comprehensive (income) loss	($4,021)	($263)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	($2,604)	$1,056

The pre-tax components of accumulated other comprehensive loss (income), which have not yet been recognized as components of net periodic benefit cost as of January 31, 2009 and February 2, 2008 are summarized below.

($ in thousands)	January 31, 2009	February 2, 2008

Net unrecognized actuarial gain	($3,734)	($199)
Net unrecognized prior service cost	2,631	3,058

Accumulated other comprehensive loss (income)	($1,103)	$2,859

In Fiscal 2008, approximately $342,000 of net unrecognized prior service cost and approximately $3,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 31, 2009, will be recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year

	2008	2007

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.75%	6.25%
Salary increase rate	4.00%	4.00%
Measurement date	Jan 31, 2009	Nov 1, 2007

	Fiscal Year
	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.75%	6.25%	5.75%
Salary increase rate	4.00%	4.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

($ in thousands)

2009	$64
2010	101
2011	143
2012	1,100
2013	1,101
2014 and thereafter	5,683

Note 9. Shareholders’ Equity

The Company has never declared dividends on its Common Stock and does not plan to pay cash dividends on its Common Stock in the foreseeable future. The Company’s Credit Facility does not restrict the payment of cash dividends so long as payment conditions per the agreement are met. Any future determination as to the payment of dividends will depend upon capital requirements, limitations imposed by the Company’s Credit Facility (see Note 5 to the Consolidated Financial Statements) and other factors the Company’s Board of Directors may consider.

Note 10. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.1 million, $2.0 million and $2.0 million in Fiscal 2008, 2007 and 2006 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2008, 2007 and 2006. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $7,400, $3,800 and $4,100 in Fiscal 2008, 2007 and 2006 respectively.

The Company occasionally utilizes privately chartered aircraft owned or partially owned by Mr. Higgins, for Company business. The Company charters an aircraft from Crystal Jet, a corporation wholly-owned by Mr. Higgins, for Company business. Payments to Crystal Jet aggregated approximately $0, $0 and $11,000 in Fiscal 2008, 2007 and 2006, respectively. The Company also charters an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2008, 2007 and 2006 were approximately $205,000, $29,000 and $526,000, respectively.

Note 11. Quarterly Financial Information (Unaudited)

	Fiscal 2008 Quarter Ended

	2008	January 31, 2009	November 1, 2008	August 2, 2008	May 3, 2008

	($ in thousands, except for per share amounts)
Net sales	$987,625	$344,655	$195,193	$215,226	$232,551
Gross profit	330,895	106,626	65,411	75,870	82,988

Net loss	($68,955)	($9,457)	($28,442)	($19,230)	($11,826)

Basic and diluted loss per share	($2.21)	($0.30)	($0.91)	($0.62)	($0.38)

During the fourth quarter of Fiscal 2008, the Company recorded an asset impairment charge of $15.2 million related to the write down of certain long-lived assets at underperforming locations. See Note 4 in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge.

	Fiscal 2007 Quarter Ended

	2007	February 2, 2008	November 3, 2007	August 4, 2007	May 5, 2007

	($ in thousands, except for per share amounts)
Net sales	$1,265,658	$451,476	$260,570	$267,305	$286,307
Gross profit	445,747	152,072	91,332	97,962	104,381

Net loss	($99,435)	($66,029)	($14,263)	($10,074)	($9,069)

Basic and diluted loss per share	($3.20)	($2.12)	($0.46)	($0.32)	($0.29)

During the fourth quarter of Fiscal 2007, the Company recorded an asset impairment charge of $30.7 million related to the write down of certain long-lived assets at underperforming locations. In addition, during the fourth quarter, the Company recorded a charge of $42.5 million to provide a full valuation allowance against its net deferred tax assets. See Note 4 and Note 6, respectively in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge and valuation allowance.

Index to Exhibits
Document Number and Description

Exhibit No.
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

3.4	Amended By-Laws — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7

Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8

Certificate of Amendment to the Certificate of Incorporation of - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.1

Credit Agreement dated January 5, 2006, between Trans World Entertainment Corporation and Bank of America N.A. - incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 10, 2006. Commission File No. 0-14818.

4.2

First Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2006. Commission File No. 0-14818.

4.3

Second Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 23, 2006. Commission File No. 0-14818.

4.4

Rights Agreement, between Trans World Entertainment Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent – incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

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

10.7

Trans World Entertainment Corporation Amended 1990 Restricted Stock Plan — incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 1999. Commission File No. 0-14818.

10.8

Trans World Entertainment Corporation 1994 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.9

Trans World Entertainment Corporation 1998 Stock Option Plan — incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.10

Trans World Entertainment Corporation 1999 Stock Option Plan — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.11

Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.12

Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008. Commission File No. 0-14818.

10.13

Employment Agreement, dated as of December 26, 2008, between the Company and Robert J. Higgins. Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2008. Commission File No. 0-14818.

10.15

Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1

Certification of Chief Executive Officer dated April 16, 2009, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2

Certification of Chief Financial Officer dated April 16, 2009, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

**32

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 16, 2009, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009.

* Filed herewith

** Furnished herewith