Form 10-Q
period 2009-05-02
TRANS WORLD ENTERTAINMENT CORP
filed 2009-06-11
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ............ TO ............

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
31,391,916 shares outstanding as of May 29, 2009

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,221	$30,055	$13,092
Merchandise inventory	332,695	378,188	417,004
Income taxes receivable, net	—	—	5,036
Other current assets	20,798	21,376	12,430

Total current assets	361,714	429,619	447,562

NET FIXED ASSETS	47,552	50,437	75,315
OTHER ASSETS	6,817	6,980	10,261

TOTAL ASSETS	$416,083	$487,036	$533,138

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$89,304	$170,302	$128,055
Borrowings under line of credit	28,981	—	22,711
Accrued expenses and other current liabilities	37,960	42,180	48,084
Current portion of long-term debt	579	570	545
Current portion of capital lease obligations	3,121	3,178	3,016

Total current liabilities	159,945	216,230	202,411

LONG-TERM DEBT, less current portion	2,839	2,986	3,414
CAPITAL LEASE OBLIGATIONS, less current portion	5,142	5,858	8,262
OTHER LONG-TERM LIABILITIES	26,054	26,947	32,564

TOTAL LIABILITIES	193,980	252,021	246,651

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,494,906, 56,372,101 and 56,300,409 shares issued, respectively)	565	564	563
Additional paid-in capital	306,982	306,159	304,524
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income (loss)	2,396	2,396	(1,625)
Retained earnings	129,715	143,451	200,580

TOTAL SHAREHOLDERS’ EQUITY	222,103	235,015	286,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$416,083	$487,036	$533,138

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended

	May 2, 2009	May 3, 2008

Net sales	$191,433	$232,551
Cost of sales	125,681	149,563

Gross profit	65,752	82,988
Selling, general and administrative expenses	79,359	93,798

Loss from operations	(13,607)	(10,810)
Interest expense, net	703	893

Loss before income tax (benefit) expense	(14,310)	(11,703)
Income tax (benefit) expense	(574)	123

Net loss	$(13,736)	$(11,826)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.44)	$(0.38)

Weighted average number of common shares – basic and diluted	31,296	31,164

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended

	May 2, 2009	May 3, 2008

Net cash used by operating activities	$(48,570)	$(87,289)

Cash flows from investing activities:
Purchases of fixed assets	(1,334)	(2,328)
Net proceeds from sale of distribution facility	—	6,193

Net cash (used) provided by investing activities	(1,334)	3,865

Cash flows from financing activities:
Proceeds from line of credit	28,981	22,711
Payments of long-term debt	(138)	(130)
Payments of capital lease obligations	(773)	(722)
Proceeds from the exercise of stock awards	—	2

Net cash provided by financing activities	28,070	21,861

Net decrease in cash and cash equivalents	(21,834)	(61,563)
Cash and cash equivalents, beginning of period	30,055	74,655

Cash and cash equivalents, end of period	$8,221	$13,092

Supplemental disclosure of non-cash investing and financing activities:
Issuance of deferred shares	$465	$160

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 2, 2009 and May 3, 2008

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com and www.suncoast.com in a single industry segment. As of May 2, 2009, the Company operated 704 stores totaling approximately 4.5 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and the Albany, NY distribution center, the closing of 101 stores, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the first quarter of Fiscal 2009, management closed 8 stores and plans to continue its evaluation of store profitability of its remaining 704 stores in consideration of lease terms, conditions and expirations. As a result of these actions, the liquidation of the merchandise inventory from closed stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

Seasonality:

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2008, the fourth fiscal quarter accounted for approximately 35% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter (which the Company has experienced during its two most recent fourth quarters), the Company’s operating results, particularly operating and net income, would be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, store closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2009 has been derived from the Company’s January 31, 2009 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 2, 2009 and May 3, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2009.

Note 3. Recently Adopted Accounting Pronouncements

Effective February 1, 2009, the Company adopted FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF No. 03-6-1”). Under FSP-EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share. The adoption of FSP-EITF No. 03-6-1 did not have any impact on the determination or reporting of our earnings per share.

Effective February 1, 2009, the Company adopted FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other U.S. GAAP. The adoption of FSP FAS No. 142-3 did not have any significant impact on our Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS No. 161 did not have an impact on our Consolidated Financial Statements.

Effective February 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”, (“SFAS No. 160”). SFAS No. 160 was issued to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 did not have an impact on our Consolidated Financial Statements.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 2, 2009 and May 3, 2008 was $0.7 million and $0.5 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended May 2, 2009 and May 3, 2008.

As of May 2, 2009, there was approximately $1.6 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 1.2 years.

Stock awards authorized for issuance under the Company’s plans total 20.6 million. As of May 2, 2009, of the awards authorized for issuance, 8.5 million were granted and are outstanding, 6.9 million of which were vested and exercisable. Awards available for future grants at May 2, 2009 were 2.9 million. During the thirteen weeks ended May 2, 2009, the Company did not issue any SSARS (Stock-Settled Appreciation Rights), or other derivative securities, requiring use of the Black-Scholes award valuation model.

The following table summarizes stock award activity during the thirteen weeks ended May 2, 2009:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance January 31, 2009	8,458,465	$7.86	4.4
Granted**	279,898	0.00	9.9
Grant of director deferred shares*	50,866	0.00	—
Exercised**	(11,363)	0.00	—
Vested deferred shares issued to directors*	(80,866)	0.00	—
Forfeited	(16,500)	3.00	—
Expired	(132,450)	10.53	—

Balance May 2, 2009	8,548,050	7.61	4.5

Exercisable at May 2, 2009	6,911,776	$8.61	3.6

*	Director deferred shares are exchangeable for common share on a 1:1 basis and therefore have an exercise price of $0.

**	Equity awards granted and exercised during the period were restricted stock and restricted stock units which have an exercise price of $0.

The intrinsic value of stock awards exercised was $7,954 during the thirteen weeks ended May 2, 2009. The intrinsic value of stock awards outstanding and exercisable as of May 2, 2009 was $519,557 and $64,768, respectively.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended

	May 2, 2009	May 3, 2008

	($ in thousands)
Service cost	$49	$54
Interest cost	200	223
Amortization of prior service cost	85	86
Amortization of net gain	(86)	(1)

Net periodic pension cost	$248	$362

During the thirteen weeks ended May 2, 2009, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $29,000 in benefits relating to the Director Retirement Plan during Fiscal 2009.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. (“Credit Facility”) that expires in January 2011. The Credit Facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $142.4 million as of May 2, 2009. As of May 2, 2009, the Company had borrowed $29.0 million under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $113.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 2, 2009 was 1.46%.

As of May 3, 2008, the Company had borrowed $22.7 million, under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $127.2 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 3, 2008 was 4.13%.

Note 7. Comprehensive Loss

Other accumulated comprehensive income (loss) that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen weeks ended May 2, 2009 and May 3, 2008.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended

	May 2, 2009	May 3, 2008

	(in thousands)
Cost of sales	$384	$403
Selling, general and administrative expenses	3,660	5,517

Total	$4,044	$5,920

The $1.9 million decline in depreciation expense during the thirteen weeks ended May 2, 2009, compared to the same period last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2008.

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

Weighted average shares are calculated as follows:

	Thirteen weeks ended

	May 2, 2009	May 3, 2008

	(in thousands)

Weighted average common shares outstanding – basic	31,296	31,164
Dilutive effect of outstanding stock awards	—	—

Weighted average common shares outstanding – diluted	31,296	31,164

Antidilutive stock awards	7,848	5,509

For the thirteen week periods ended May 2, 2009, and May 3, 2008, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be antidilutive. Accordingly, basic and diluted loss per share is the same.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 2, 2009 and May 3, 2008

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, home video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

At May 2, 2009, the Company operated 704 stores totaling approximately 4.5 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 87% of the Company’s sales in the thirteen weeks ended May 2, 2009. The balance of categories, including software accessories, electronics and trend products represented 13% of the Company’s sales in the thirteen weeks ended May 2, 2009.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2009
Compared to the Thirteen Weeks Ended May 3, 2008

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended

	May 2, 2009	May 3, 2008	Change	%	Comparable Store Net Sales
	(in thousands except store data)

Net sales:	$191,433	$232,551	($41,118)	(17.7)%	(9.0)%
As a percentage of net sales:
Music	36%	37%			(13.0)%
Video	43%	41%			(4.1)%
Games	8%	8%			(13.2)%
Other	13%	14%			(10.3)%

Store Count:	704	799	(95)	(11.9)%

Net sales. The 18% decrease in net sales during the thirteen weeks ended May 2, 2009, as compared to the same period last year, resulted from a comparable store net sales decline of 9% along with the decrease in store count of 12%.

Music:

The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 36% of total net sales for the thirteen weeks ended May 2, 2009.

Comparable store net sales in the CD category decreased 13% during the thirteen weeks ended May 2, 2009. Total CD unit sales industry wide were down 19% during the corresponding period to the Company’s first fiscal quarter.

Video:

The Company offers DVDs and high definition DVDs (“Bluray”) in all of its stores. Comparable store net sales in the video category decreased 4% during the first quarter. For the quarter, the industry was down 12%. Strong promotions and the performance of Twilight helped us outperform the industry. Declines in standard DVD have not been offset by sales of Bluray as the penetration of Bluray players has been slower than expected.

Video Games:

The Company offers video game hardware and software in approximately half of its stores. Comparable store net sales decreased 13% and represented 8% of our business. For the quarter, the industry was down 8%.

Other:

The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen weeks ended May 2, 2009, comparable store net sales decreased 10% for these categories.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change

	May 2, 2009	May 3, 2008	$	%

Gross Profit	$65,752	$82,988	$(17,236)	(20.8)%

As a percentage of net sales	34.3%	35.7%

The reduction in gross profit as a percentage of sales was due to lower vendor allowances this year versus last year.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change

	May 2, 2009	May 3, 2008	$	%

SG&A Expenses	$79,359	$93,798	$(14,439)	(15.4)%

As a percentage of net sales	41.5%	40.3%

SG&A expenses decreased $14.4 million, or 15% on the net sales decline of 18%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2008 and lower variable selling expenses on the sales decline. During the thirteen weeks ended May 3, 2008, the Company sold its Canton, Ohio distribution facility, resulting in a net gain of $3.1 million which is included as an offset to SG&A expenses and favorably impacted the rate to net sales by approximately 130 basis points.

Interest Expense, Net. Net interest expense was $0.7 million during the thirteen weeks ended May 2, 2009 compared to $0.9 million for the thirteen weeks ended May 3, 2008. The decrease is due to a lower interest rate on the Company’s revolving credit facility.

Income Tax Expense (Benefit). As of January 31, 2009 and February 2, 2008, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 31, 2009, the projected net loss for the year ending January 30, 2010 and the net loss incurred for the thirteen weeks ended May 2, 2009, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

For the thirteen weeks ended May 2, 2009, the tax benefit associated with the quarter-specific items is primarily attributed to the net impact of the FIN 48 interest accrual and the reduction of tax reserves due to a tax examination settlement and state taxes based on modified gross receipts incurred during this period.

For the thirteen weeks ended May 3, 2008, the tax expense associated with quarter-specific items is primarily attributable to the FIN 48 interest accrual and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended (in thousands)

	May 2, 2009	May 3, 2008

Loss before income tax (benefit) expense	$(14,310)	$(11,703)
Income tax (benefit) expense	(574)	123

Net loss	$(13,736)	$(11,826)

For the thirteen weeks ended May 2, 2009, the Company’s net loss increased $1.9 million to $13.7 million from $11.8 million for the thirteen weeks ended May 3, 2008. The increased loss was due to the $3.1 million gain on the sale of the Canton distribution center recorded in the first quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and the Albany, NY distribution center, the closing of 101 stores, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the first quarter of Fiscal 2009, management closed 8 stores and plans to continue its evaluation of store profitability of its remaining 704 stores in consideration of lease terms, conditions and expirations. As a result of these actions, the liquidation of the merchandise inventory from closed stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 2, 2009 and May 3, 2008:

	Thirteen weeks ended		Change

(in thousands)	May 2, 2009	May 3, 2008	$

Operating Cash Flows	$(48,570)	$(87,289)	$38,719
Financing Cash Flows	28,070	21,861	6,209
Sale of distribution facility	—	6,193	(6,193)
Capital Expenditures	(1,334)	(2,328)	994

Cash and Cash Equivalents	8,221	13,092	(4,871)
Merchandise Inventory	332,695	417,004	(84,309)
Working Capital	201,769	245,151	(43,382)

The Company had cash and cash equivalents of $8.2 million at May 2, 2009, compared to $30.1 million at January 31, 2009 and $13.1 million at May 2, 2008. In line with our initiative to reduce our inventory levels, merchandise inventory was $74 per square foot at May 2, 2009, compared to $83 per square foot at May 3, 2008.

Cash used by operating activities was $48.6 million for the thirteen weeks ended May 2, 2009. The primary use of cash was a seasonal reduction of accounts payable, resulting in a $35.0 million increase in net inventory (inventory less accounts payable). The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash provided by financing activities was $28.1 million for the thirteen weeks ended May 2, 2009. The primary source of cash of $29.0 million was from borrowings under the Company’s revolving credit facility.

During the thirteen weeks ended May 3, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of $6.2 million.

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. that expires in January 2011. The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. As of May 2, 2009, the Company had borrowed $29.0 million under the revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $113.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 2, 2009 was 1.46%. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $142.4 million as of May 2, 2009. As inventory levels increase for the holiday season, the availability under the credit facility will increase to $150 million. During Fiscal 2008, the highest aggregate balance outstanding under the revolving credit facility was $97.6 million. We believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires on January 6, 2011, will provide us with sufficient liquidity through the expiration of this credit facility.

Capital Resources. During the thirteen weeks ended May 2, 2009, the Company made capital expenditures of $1.3 million. The Company plans to spend approximately $10 million for capital expenditures in fiscal 2009.

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

Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 31, 2009 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 31, 2009.

Recently Issued Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1(“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after

June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This FSP does not change the requirements in paragraphs 24–27 of Statement 157, which provide guidance on the use of Level 1 inputs. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (Revised) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after fiscal 2010. After the effective date, the Company will apply the requirements of SFAS No. 141R-1 to any future business combinations.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75%. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The Company does not hold any derivative instruments and does not engage in hedging activities.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 31, 2009.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 11, 2009	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 11, 2009	By:	/s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)