Form 10-Q
period 2009-08-01
TRANS WORLD ENTERTAINMENT CORP
filed 2009-09-10
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,
31,395,439 shares outstanding as of August 29, 2009

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,138	$30,055	$10,400
Merchandise inventory	320,413	378,188	399,193
Income taxes receivable, net	—	—	5,111
Other current assets	22,373	21,376	13,982

Total current assets	349,924	429,619	428,686

NET FIXED ASSETS	44,458	50,437	71,779
OTHER ASSETS	7,479	6,980	10,116

TOTAL ASSETS	$401,861	$487,036	$510,581

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$94,675	$170,302	$115,121
Borrowings under line of credit	28,328	—	35,465
Accrued expenses and other current liabilities	37,823	42,180	45,662
Current portion of long-term debt	584	570	554
Current portion of capital lease obligations	2,662	3,178	3,069

Total current liabilities	164,072	216,230	199,871

LONG-TERM DEBT, less current portion	2,693	2,986	3,273
CAPITAL LEASE OBLIGATIONS, less current portion	4,813	5,858	7,475
OTHER LONG-TERM LIABILITIES	25,612	26,947	31,786

TOTAL LIABILITIES	197,190	252,021	242,405

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,498,429, 56,372,101 and 56,372,101 shares issued, respectively)	565	564	564
Additional paid-in capital	307,306	306,159	305,442
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive loss	2,396	2,396	(1,625)
Retained earnings	111,959	143,451	181,350

TOTAL SHAREHOLDERS’ EQUITY	204,671	235,015	268,176

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,861	$487,036	$510,581

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	$165,746	$215,226	$357,179	$447,778
Cost of sales	106,976	139,356	232,658	288,920

Gross profit	58,770	75,870	124,521	158,858
Selling, general and administrative expenses	75,767	94,533	155,126	188,331

Loss from operations	(16,997)	(18,663)	(30,605)	(29,473)
Interest expense, net	684	986	1,386	1,879

Loss before income taxes	(17,681)	(19,649)	(31,991)	(31,352)
Income tax expense (benefit)	74	(419)	(499)	(296)

Net loss	$(17,755)	$(19,230)	$(31,492)	$(31,056)

LOSS PER SHARE:

Basic and diluted loss per share	$(0.57)	$(0.62)	$(1.00)	$(1.00)

Weighted average number of common shares outstanding – basic and diluted	31,394	31,212	31,345	31,188

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended

	August 1, 2009	August 2 2008

Net cash used by operating activities	$(47,039)	$(99,027)

Cash flows from investing activities:
Purchases of fixed assets	(2,366)	(5,169)
Net proceeds from sale of distribution facility	—	6,193

Net cash (used) provided by investing activities	(2,366)	1,024

Cash flows from financing activities:
Proceeds from line of credit	28,328	35,465
Payments of long-term debt	(279)	(263)
Payments of capital lease obligations	(1,561)	(1,456)
Proceeds from the exercise of stock options	—	2

Net cash provided by financing activities	26,488	33,748

Net decrease in cash and cash equivalents	(22,917)	(64,255)
Cash and cash equivalents, beginning of year	30,055	74,655

Cash and cash equivalents, end of period	$7,138	$10,400

Supplemental disclosure of non-cash investing and financing activities:
Issuance of deferred shares	$465	$719

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
AUGUST 1, 2009 and August 2, 2008

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com, www.samgoody.com and www.suncoast.com in a single industry segment. As of August 1, 2009, the Company operated 697 stores totaling approximately 4.5 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its Credit Facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. We believe the cash generated from sales of merchandise inventory and borrowing capacity under our Credit Facility will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. The Company expects to replace its current Credit Facility prior to the expiration of the Credit Facility on January 6, 2011. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and its distribution centers, the closing of 101 stores, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the first half of Fiscal 2009, management closed 15 stores and plans to continue its evaluation of store profitability of the remaining 697 stores in consideration of lease terms, conditions and expirations. As a result of these actions, the liquidation of the merchandise inventory from closed stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

Seasonality:

The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2008, the fourth quarter accounted for approximately 35% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter (which the Company has experienced during its two most recent fourth quarters), the Company’s operating results, particularly operating and net income, would be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, store closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2009 has been derived from the Company’s January 31, 2009 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”) effective for interim financial periods ending after June 15, 2009. FAS 165 establishes principles and requirements for subsequent events. FAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of this report.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended August 1, 2009 and August 2, 2008 was $0.7 million and $0.4 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended August 1, 2009 and August 2, 2008.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $1.4 million and $0.7 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the twenty-six weeks ended August 1, 2009 and August 2, 2008

As of August 1, 2009, there was approximately $1.3 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.0 years.

Stock awards authorized for issuance under the Company’s plans total 20.6 million. As of August 1, 2009, of the awards authorized for issuance, 8.0 million were granted and are outstanding, 6.3 million of which were vested and exercisable. Awards available for future grants at August 1, 2009 were 2.9 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended August 1, 2009:

Twenty-six weeks ended August 1, 2009

Dividend yield	0%
Expected stock price volatility	76%
Risk-free interest rate	3.3%
Expected award life (in years)	6.7
Weighted average fair value per share of awards granted during the period	$ 0.69

The following table summarizes stock award activity during the twenty-six weeks ended August 1, 2009:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term

Balance January 31, 2009	8,458,465	$7.86		4.4
Granted**	297,398	0.06		9.7
Grant of director deferred shares*	50,866	0.00	*	9.8
Exercised**	(11,363)	0.00		—
Vested restricted/deferred shares issued*	(126,330)	0.00	*	—
Forfeited	(46,786)	2.98		—
Expired	(669,733)	13.30		—

Balance August 1, 2009	7,952,517	7.23		4.5

Exercisable at August 1, 2009	6,343,052	$8.21		3.6

*	Restricted/deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

**

Equity awards granted and exercised during the period included restricted stock and restricted stock units which have an exercise price of $0. During the quarter the Company granted 17,500 stock settled appreciation rights with an average exercise price of $0.98.

The intrinsic value of stock awards exercised was $7,954 during the twenty-six weeks ended August 1, 2009. The intrinsic value of stock awards outstanding as of August 1, 2009 was $760,000. The intrinsic value of stock awards exercisable as of August 1, 2009 was $56,000.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended

	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

	(in thousands)		(in thousands)
Service cost	$49	$54	$98	$109
Interest cost	200	223	400	446
Amortization of prior service cost	85	86	170	171
Amortization of net gain	(86)	(1)	(172)	(1)

Net periodic pension cost	$248	$362	$496	$725

During the twenty-six weeks ended August 1, 2009, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $16,000 in benefits relating to the Director Retirement Plan during Fiscal 2009.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. (“Credit Facility”) that expires in January 2011. The Credit Facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Credit Facility was $133 million as of August 1, 2009. As of August 1, 2009, the Company had borrowed $28.3 million under the Credit Facility, had $0.7 million in outstanding letter of credit obligations under the Credit Facility and $104 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 1, 2009 was 1.34%.

As of August 2, 2008, the Company had borrowed $35.5 million under the Credit Facility, had $0.7 million in outstanding letter of credit obligations under the Credit Facility and $113.8 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 2, 2008 was 3.52%.

Note 7. Comprehensive Loss

Other accumulated comprehensive loss that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008.

Note 8. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

	(in thousands)		(in thousands)
Cost of sales	$372	$391	$756	$794
Selling, general and administrative expenses	3,653	5,482	7,314	10,998

Total	$4,025	$5,873	$8,070	$11,792

The decline in depreciation expense during the thirteen and twenty-six weeks ended August 1, 2009, compared to the same periods last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2008.

Note 9. Earnings Per Share

Basic earnings(loss) per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any, computed by dividing net earnings by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	31,394	31,212	31,345	31,188
Dilutive effect of stock based awards	—	—	—	—

Weighted average common shares outstanding – diluted	31,394	31,212	31,345	31,188

Anti-dilutive stock options	6,523	6,965	7,186	6,124

For the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008, the impact of outstanding stock options was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
August 1, 2009 and August 2, 2008

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

At August 1, 2009, the Company operated 697 stores totaling approximately 4.5 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 87% of the Company’s sales in the twenty-six weeks ended August 1, 2009. The balance of categories, including software accessories, electronics and trend products represented 13% of the Company’s sales in the twenty-six weeks ended August 1, 2009.

The Company’s results have been, and will continue to be, dependent upon management’s ability to understand general economic and business trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

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

RESULTS OF OPERATIONS
Thirteen and Twenty-six Weeks Ended August 1, 2009
Compared to the Thirteen and Twenty-six Weeks Ended August 2, 2008

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and twenty-six weeks ended August 1, 2009 and August 2, 2008, by category:

	Thirteen weeks ended					Twenty-six weeks ended

	August 1, 2009	August 2, 2008	Change	%	Comp Store Sales	August 1, 2009	August 2, 2008	Change	%	Comp Store Sales

		(in thousands)					(in thousands)

Net sales	$165,746	$215,226	$(49,480)	(23)%	(15)%	$357,179	$447,778	$(90,599)	(20)%	(12)%
As a % of sales
Music	38%	39%			(18)%	37%	38%			(15)%
Home Video	41%	39%			(11)%	42%	40%			(7)%
Video Games	8%	8%			(23)%	8%	8%			(18)%
Other	13%	14%			(17)%	13%	14%			(13)%

Store Count:						697	789	(92)	(12)%

Sales. Sales decreased 23% and 20% in the thirteen and twenty-six week periods ending August 1, 2009, respectively. The decrease in total sales is due to comparable store sales decline of 15% and 12% for the thirteen and twenty-six week periods ended August 1, 2009, respectively and a decline of 12% in the number of stores in operation as compared to the same periods last year.

Music:

The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 38% and 37% of total net sales for the thirteen and twenty-six weeks ended August 1, 2009, respectively.

During the thirteen and twenty-six weeks ended August 1, 2009, music sales in comparable stores decreased 18% and 15%, respectively, versus the thirteen and twenty-six weeks ended August 2, 2008. The decrease is related to continued industry declines. Total CD unit sales industry-wide were down 23% during the corresponding period to the Company’s second fiscal quarter.

Home Video:

The Company offers DVDs and high definition DVDs (“Bluray”) in all of its stores. Comparable store sales in the video category decreased 11% and 7% during the thirteen and twenty-six week periods ending August 1, 2009, respectively. For the quarter, the industry was down 19%.

Video Games:

The Company offers video game hardware and software in approximately half of its stores. Comparable store net sales decreased 23% and 18% and for the thirteen and twenty-six weeks ended August 1, 2009, respectively. Video games represented 8% of our business for the thirteen and twenty-six weeks ended August 1, 2009. For the quarter, the industry was down 28%.

Other:

The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen and twenty-six weeks ended August 1, 2009, comparable store net sales decreased 17% and 13% for these categories, respectively.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	August 1, 2009	August 2, 2008	$	%	August 1, 2009	August 2, 2008	$	%

Gross Profit	$ 58,770	$ 75,870	$ (17,100)	(23)%	$ 124,521	$ 158,858	$(34,337)	(22)%

As a % of sales	35.5%	35.3%			34.9%	35.5%

The decrease in gross profit dollars of 23% and 22% in the thirteen and twenty-six weeks ended August 1, 2009 as compared to the same period last year is due to the decline in total sales.

The decrease in gross profit as a percentage of sales for the twenty-six week periods ended August 1, 2009 reflects lower vendor allowances this year versus last year.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	August 1, 2009	August 2, 2008	$	%	August 1, 2009	August 2, 2008	$	%

SG&A	$ 75,767	$ 94,533	$ (18,766)	(20)%	$ 155,126	$ 188,331	$ (33,205)	(18)%

As a % of sales	45.7%	43.9%			43.4%	42.1%

The $19 million, or 20%, decrease in SG&A expenses for the thirteen weeks ended August 1, 2009 compared to prior year is due to the Company operating an average of 12% fewer stores. Despite the decrease, SG&A as a percentage of sales increased to 45.7% from 43.9% due to the sales decline of 23% in the quarter. The increase in SG&A expenses as a percentage of sales from 42.1% for the twenty-six week period ended August 2, 2008 to 43.4% for the twenty-six week period ended August 1, 2009 is due primarily to the overall sales decline of 20%.

Included in SG&A for the twenty-six weeks ended August 2, 2008, is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Interest Expense, net. Interest expense, net was $0.7 million and $1.4 million during the thirteen and twenty-six week periods ended August 1, 2009 compared to $1.0 million and $1.9 million for the thirteen and twenty-six week periods ended August 2, 2008, respectively. The decrease is due to lower average borrowings and average interest rates under the Company’s Credit Facility.

Income Tax Expense (Benefit). As of January 31, 2009 and February 2, 2008, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 31, 2009, the projected net loss for the year ending January 30, 2010 and the net loss incurred for the twenty-six weeks ended August 1, 2009, the Company did not provide a current tax benefit for the net loss incurred for the thirteen week period.

For the thirteen weeks ended August 1, 2009, the tax expense is attributed to the net impact of the FIN 48 interest accrual and state taxes based on modified gross receipts incurred during this period.

For all other periods presented, the tax benefit is primarily attributed to the net impact of the FIN 48 interest accrual and the reduction of tax reserves due to a tax examination settlement and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Twenty-six weeks ended

(in thousands)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Loss before income tax	$(17,681)	$(19,649)	$(31,991)	$(31,352)
Income tax expense (benefit)	74	(419)	(499)	(296)

Net loss	$(17,755)	$(19,230)	$(31,492)	$(31,056)

Loss before income tax benefit decreased $2.0 million to $17.7 million for the second quarter of 2009, from $19.6 million last year. For the thirteen weeks ended August 1, 2009, the Company’s net loss decreased $1.5 million, to $17.8 million from $19.2 million for the thirteen weeks ended August 2, 2008.

For the twenty-six weeks ended August 1, 2009, the loss before income taxes increased $0.6 million to $32.0 million from $31.4 million last year. The Company’s net loss increased $0.4 million to $31.5 million from $31.1 million for the twenty-six weeks ended August 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its Credit Facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. We believe the cash generated from sales of merchandise inventory and borrowing capacity under our Credit Facility will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. The Company expects to replace its current Credit Facility prior to the expiration of the Credit Facility on January 6, 2011. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and its distribution centers, the closing of 101 stores, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the first half of Fiscal 2009, management closed 15 stores and plans to continue its evaluation of store profitability of its remaining 697 stores in consideration of lease terms, conditions and expirations. As a result of these actions, the liquidation of the merchandise inventory from closed stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty-six weeks ended August 1, 2009 and August 2, 2008:

	Twenty-six weeks ended		Change

(in thousands)	August 1, 2009	August 2, 2008	$

Operating Cash Flows	$(47,039)	$(99,027)	$51,988
Financing Cash Flows	26,488	33,748	(7,260)

Proceeds from sale of distribution facility	—	6,193	(6,193)
Capital Expenditures	(2,366)	(5,169)	2,803

Cash and Cash Equivalents	7,138	10,400	(3,262)
Merchandise Inventory	320,413	399,193	(78,780)
Working Capital	185,852	228,815	(42,963)

The Company had cash and cash equivalents of $7.1 million at August 1, 2009, compared to $30.1 million at January 31, 2009 and $10.4 million at August 2, 2008. Merchandise inventory was $72 per square foot at August 1, 2009, compared to $81 per square foot at August 2, 2008.

Cash used by operating activities was $47.0 million for the twenty-six weeks ended August 1, 2009. The primary uses of cash during the twenty-six weeks ended August 1, 2009 were a seasonal reduction of accounts payable, resulting in a $17.9 million increase in net inventory (inventory less accounts payable) and losses from operation. The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

During the twenty-six weeks ended August 2, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of $6.2 million.

Cash provided by financing activities was $26.5 million for the twenty-six weeks ended August 1, 2009. The primary source of cash of $28.3 million was from borrowings under the Company’s Credit Facility.

The Company has a five-year, $150 million secured Credit Facility with Bank of America, N.A. that expires in January 2011. The Credit Facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Credit Facility was $133 million as of August 1, 2009. As of August 1, 2009, the Company had borrowed $28.3 million under the Credit Facility, had $0.7 million in outstanding letter of credit obligations under the Credit Facility and $104 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 1, 2009 was 1.34%.

Capital Expenditures. During the twenty-six weeks ended August 1, 2009, the Company made capital expenditures of $2.4 million. The Company plans to spend a total of $10 million for capital expenditures in 2009.

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, “ The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 “ (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretative releases of the SEC under authority of Federal Securities laws are also sources of U.S. GAAP for SEC registrants. The Codification is not intended to change existing U.S. GAAP and as such will not have a significant impact on the Company’s financial statements, but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable. Interest on the Credit Facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 1, 2009, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

A)	An Annual Meeting of Shareholders of Trans World Entertainment Corporation was held on Wednesday, June 17, 2009.

B)

In the case of each individual nominee named below, authority to vote was withheld with respect to the number of shares shown opposite their name in Column 1, and each nominee received the number of votes set opposite their name in Column 2 for election as director of the Corporation.

Names of Nominees	Column 1 Withheld	Column 2 Votes for

Bryant Riley	392,514	27,821,916
Michael Solow	3,560,956	24,653,474

C)	A proposal to adopt the Trans World Entertainment Corporation Executive Bonus Plan was approved as follows:

FOR-	27,528,689
AGAINST-	671,204
ABSTAIN-	14,537
NO-VOTE-	3,177,486

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 10, 2009	By: /s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 10, 2009	By: /s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial
and Chief Accounting Officer)