Form 10-Q
period 2009-10-31
TRANS WORLD ENTERTAINMENT CORP
filed 2009-12-10
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

Common Stock, $.01 par value,
31,395,439 shares outstanding as of November 28, 2009

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,136	$30,055	$9,103
Merchandise inventory	368,958	378,188	468,832
Other current assets	19,781	21,376	27,388

Total current assets	397,875	429,619	505,323

NET FIXED ASSETS	41,576	50,437	68,465
OTHER ASSETS	7,508	6,980	9,976

TOTAL ASSETS	$446,959	$487,036	$583,764

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$135,518	$170,302	$193,315
Borrowings under line of credit	55,545	—	62,101
Accrued expenses and other current liabilities	38,049	42,180	43,450
Current portion of long-term debt	593	570	562
Current portion of capital lease obligations	2,021	3,178	3,123

Total current liabilities	231,726	216,230	302,551

LONG-TERM DEBT, less current portion	2,541	2,986	3,131
CAPITAL LEASE OBLIGATIONS, less current portion	4,652	5,858	6,674
OTHER LONG-TERM LIABILITIES	25,376	26,947	31,316

TOTAL LIABILITIES	264,295	252,021	343,672

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,498,429, 56,372,101 and 56,372,101 shares issued, respectively)	565	564	564
Additional paid-in capital	307,615	306,159	305,799
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income (loss)	2,396	2,396	(1,625)
Retained earnings	89,643	143,451	152,909

TOTAL SHAREHOLDERS’ EQUITY	182,664	235,015	240,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$446,959	$487,036	$583,764

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net sales	$161,387	$195,193	$518,566	$642,971
Cost of sales	106,747	129,782	339,404	418,702

Gross profit	54,640	65,411	179,162	224,269
Selling, general and administrative expenses	76,166	92,829	231,291	281,160

Loss from operations	(21,526)	(27,418)	(52,129)	(56,891)
Interest expense, net	698	1,110	2,085	2,989

Loss before income taxes	(22,224)	(28,528)	(54,214)	(59,880)
Income tax expense (benefit)	93	(86)	(406)	(383)

Net loss	$(22,317)	$(28,442)	$(53,808)	$(59,497)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.71)	$(0.91)	$(1.72)	$(1.91)

Weighted average number of common shares outstanding – basic and diluted	31,395	31,258	31,362	31,211

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	October 31, 2009	November 1, 2008

Net cash used by operating activities	$(69,796)	$(123,249)

Cash flows from investing activities:
Purchases of fixed assets	(3,883)	(8,000)
Net proceeds from sale of distribution facility	—	6,193

Net cash used by investing activities	(3,883)	(1,807)

Cash flows from financing activities:
Proceeds from line of credit	55,545	62,101
Payments of long-term debt	(422)	(396)
Payments of capital lease obligations	(2,363)	(2,203)
Proceeds from the exercise of stock options	—	2

Net cash provided by financing activities	52,760	59,504

Net decrease in cash and cash equivalents	(20,919)	(65,552)
Cash and cash equivalents, beginning of period	30,055	74,655

Cash and cash equivalents, end of period	$9,136	$9,103

Supplemental disclosure of non-cash investing and financing activities:
Issuance of deferred shares	$465	$719

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
OCTOBER 31, 2009 and NOVEMBER 1, 2008

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com and www.suncoast.com in a single industry segment. As of October 31, 2009, the Company operated 690 stores totaling approximately 4.5 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its Credit Facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. We believe the cash generated from sales of merchandise inventory and borrowing capacity under our Credit Facility will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. The Company expects to replace its current Credit Facility prior to its expiration on January 6, 2011. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and its distribution centers, the closing of 101 stores, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the thirty-nine weeks ended October 31, 2009, management closed 24 stores and plans to continue its evaluation of store profitability of the remaining 690 stores in consideration of lease terms, conditions and expirations. The Company plans to close approximately 125 underperforming stores with leases expiring in the fourth quarter. As a result of these actions, including the liquidation of the merchandise inventory from these stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

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

Subsequent Events:

The Company evaluated subsequent events for potential recognition or disclosure in the financial statements through December 10, 2009, which is the date these financial statements were issued.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2009 has been derived from the Company’s January 31, 2009 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2009.

Note 3. Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-

SEC accounting and reporting standards. The ASC simplifies user access to all authoritative GAAP by reorganizing previously issued GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, the Company adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the ASC. In the discussion that follows, the Company will refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and will no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

In May 2009, the FASB issued guidance that was codified in Topic 855, “Subsequent Events” of the ASC which established principles and disclosure requirements for subsequent events, which are defined as events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance in the second quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition. We have evaluated subsequent events through the date of issuance of this report and no events require recognition in the consolidated financial statements or disclosures of the Company per the definitions and requirements of ASC Section 855-10.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended October 31, 2009 and November 1, 2008 was $0.6 million and $0.3 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended October 31, 2009 and November 1, 2008.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 was $2.0 million and $1.0 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirty-nine weeks ended October 31, 2009 and November 1, 2008

As of October 31, 2009, there was approximately $0.9 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 0.7 years.

Stock awards authorized for issuance under the Company’s plans total 20.6 million. As of October 31, 2009, of the awards authorized for issuance, 7.9 million were granted and are outstanding, 6.4 million of which were vested and exercisable. Awards available for future grants at October 31, 2009 were 3.0 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended October 31, 2009:

Thirty-nine weeks ended October 31, 2009

Dividend yield	0%
Expected stock price volatility	76%
Risk-free interest rate	3.3%
Expected award life (in years)	6.7
Weighted average fair value per share of awards granted during the period	$0.69

The following table summarizes stock award activity during the thirty-nine weeks ended October 31, 2009:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Balance January 31, 2009	8,458,465	$7.86	4.4
Granted**	297,398	0.06	9.4
Grant of director deferred shares*	50,866	0.00	9.5
Exercised**	(11,363)	0.00	—
Vested restricted/deferred shares issued*	(126,330)	0.00	—
Forfeited	(56,061)	3.39	—
Expired	(755,609)	12.76	—

Balance October 31, 2009	7,857,366	7.22	4.3

Exercisable at October 31, 2009	6,409,676	$8.18	3.5

*	Restricted/deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

**

Equity awards granted and exercised during the period included restricted stock and restricted stock units which have an exercise price of $0. During the period the Company granted 17,500 stock settled appreciation rights with an average exercise price of $0.98.

The intrinsic value of stock awards exercised was $7,954 during the thirty-nine weeks ended October 31, 2009. The intrinsic value of stock awards outstanding as of October 31, 2009 was $950,000. The intrinsic value of stock awards exercisable as of October 31, 2009 was $70,000.

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

Effective February 3, 2008, the Company changed the measurement date from November 1, 2007 to February 2, 2008 to coincide with the Company’s fiscal year end. As a result, the Company recorded a reduction in retained earnings of $362,000 during the thirty-nine weeks ended November 1, 2008, representing the increase in accrued benefits between the old and new measurement dates.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

	(in thousands)		(in thousands)
Service cost	$49	$54	$147	$162
Interest cost	200	223	600	669
Amortization of prior service cost	85	86	255	258
Amortization of net gain	(86)	(1)	(258)	(2)

Net periodic pension cost	$248	$362	$744	$1,087

During the thirty-nine weeks ended October 31, 2009, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $35,000 in benefits relating to the SERP and $16,000 in benefits relating to the Director Retirement Plan during Fiscal 2009.

Note 6. Line of Credit

The Company has a five-year, $150 million secured revolving credit facility with Bank of America, N.A. (“Credit Facility”) that expires in January 2011. The Credit Facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Credit Facility was the maximum amount of $150 million. As of October 31, 2009, the Company had borrowed $55.5 million under the Credit Facility, had $3.6 million in outstanding letter of credit obligations under the Credit Facility and $90.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 31, 2009 was 1.33%.

As of November 1, 2008, the Company had borrowed $62.1 million under the Credit Facility, had $1.0 million in outstanding letter of credit obligations under the Credit Facility and $86.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended November 1, 2008 was 3.78%.

Note 7. Comprehensive Loss

Other accumulated comprehensive loss that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008.

Note 8. Depreciation and Amortization

Depreciation and amortization of fixed assets included in the Condensed Consolidated Statements of Operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

	(in thousands)		(in thousands)
Cost of sales	$351	$385	$1,106	$1,179
Selling, general and administrative expenses	3,933	5,605	11,246	16,603

Total	$4,284	$5,990	$12,352	$17,782

The decline in depreciation expense during the thirteen and thirty-nine weeks ended October 31, 2009, compared to the same periods last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2008.

Note 9. Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted earnings(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any, computed by dividing net earnings by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	31,395	31,258	31,362	31,211
Dilutive effect of stock based awards	—	—	—	—

Weighted average common shares outstanding – diluted	31,395	31,258	31,362	31,211

Anti-dilutive stock based awards	6,435	6,791	6,935	6,346

For the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008, the impact of outstanding stock based awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 31, 2009 and November 1, 2008

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

At October 31, 2009, the Company operated 690 stores totaling approximately 4.5 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 87% of the Company’s sales in the thirty-nine weeks ended October 31, 2009. The balance of categories, including software accessories, electronics and trend products represented 13% of the Company’s sales in the thirty-nine weeks ended October 31, 2009.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 31, 2009
Compared to the Thirteen and Thirty-nine Weeks Ended November 1, 2008

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and thirty-nine weeks ended October 31, 2009 and November 1, 2008, by category:

	Thirteen weeks ended					Thirty-nine weeks ended

	October 31, 2009	November 1, 2008	Change	%	Comp Store Sales	October 31, 2009	November 1, 2008	Change	%	Comp Store Sales

	(in thousands)					(in thousands)

Net sales	$161,387	$195,193	$(33,806)	(17)%	(9)%	$518,566	$642,971	$(124,405)	(19)%	(11)%
As a % of sales
Music	37%	37%			(10)%	37%	38%			(14)%
Home Video	41%	41%			(7)%	42%	40%			(7)%
Video Games	8%	8%			(5)%	8%	8%			(15)%
Other	14%	14%			(14)%	13%	14%			(14)%

Store Count:						690	786	(96)	(12)%

Sales. Sales decreased 17% and 19% in the thirteen and thirty-nine week periods ending October 31, 2009, respectively. The decrease in total sales is due to comparable store sales decline of 9% and 11% for the thirteen and thirty-nine week periods ended October 31, 2009, respectively and a decline in the number of stores in operation compared to the same periods last year.

Music:

The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 37% of total net sales for the thirteen and thirty-nine weeks ended October 31, 2009.

During the thirteen and thirty-nine weeks ended October 31, 2009, music sales in comparable stores decreased 10% and 14%, respectively, versus the thirteen and thirty-nine weeks ended November 1, 2008. Total CD unit sales industry-wide were down 17% during the corresponding period to the Company’s third fiscal quarter.

Home Video:

The Company offers DVDs and high definition DVDs (“Bluray”) in all of its stores. Comparable store sales in the video category decreased 7% during the thirteen and thirty-nine week periods ending October 31, 2009, respectively. For the quarter, the industry was down 17%.

Video Games:

The Company offers video game hardware and software in approximately half of its stores. Comparable store net sales decreased 5% and 15% and for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. Video games represented 8% of our business for the thirteen and thirty-nine weeks ended October 31, 2009. For the quarter, the industry was down 11%.

Other:

The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen and thirty-nine weeks ended October 31, 2009, comparable store net sales decreased 14% for these categories.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 31, 2009	November 1, 2008	$	%	October 31, 2009	November 1, 2008	$	%

Gross Profit	$54,640	$65,411	$(10,771)	(16)%	$179,162	$224,269	$(45,107)	(20)%

As a % of sales	33.9%	33.5%			34.5%	34.9%

The decrease in gross profit dollars of 16% and 20% in the thirteen and thirty-nine weeks ended October 31, 2009 compared to the same period last year is due to the decline in total sales.

During the thirteen weeks ended October 31, 2009, gross profit as percentage of sales increased to 33.9% compared to 33.5% for the same period last year. The decrease in gross profit as a percentage of sales for the thirty-nine week periods ended October 31, 2009 from 34.9% last year to 34.5% this year reflects lower vendor allowances this year versus last year.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 31, 2009	November 1, 2008	$	%	October 31, 2009	November 1, 2008	$	%

SG&A	$76,166	$92,829	$(16,663)	(18)%	$231,291	$281,160	$(49,869)	(18)%

As a % of sales	47.2%	47.6%			44.6%	43.7%

The $17 million, or 18%, decrease in SG&A expenses for the thirteen weeks ended October 31, 2009 compared to prior year is due to the Company operating an average of 12% fewer stores. SG&A as a percentage of sales decreased to 47.2% from 47.6%. The increase in SG&A expenses as a percentage of sales from 43.7% for the thirty-nine week period ended November 1, 2008 to 44.6% for the thirty-nine week period ended October 31, 2009 is due primarily to the overall sales decline of 19%.

Included in SG&A for the thirty-nine weeks ended November 1, 2008, is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Interest Expense, net. Interest expense, net was $0.7 million and $2.1 million during the thirteen and thirty-nine week periods ended October 31, 2009 compared to $1.1 million and $3.0 million for the thirteen and thirty-nine week periods ended November 1, 2008, respectively. The decrease is due to lower average borrowings and interest rates under the Company’s Credit Facility.

Income Tax Expense (Benefit). As of January 31, 2009 and February 2, 2008, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 31, 2009, the projected net loss for the year ending January 30, 2010 and the net loss incurred for the thirty-nine weeks ended October 31, 2009, the Company did not provide a current tax benefit for the net loss incurred for the thirteen week period.

For the thirteen weeks ended October 31, 2009, the tax expense is attributed to the net impact of the interest accrual associated with uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

For all other periods presented, the tax benefit is primarily attributed to the net impact of the interest accrual associated with uncertain tax positions and the reduction of tax reserves due to a tax examination settlement and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Thirty-nine weeks ended

(in thousands)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Loss before income tax	$(22,224)	$(28,528)	$(54,214)	$(59,880)
Income tax expense (benefit)	93	(86)	(406)	(383)

Net loss	$(22,317)	$(28,442)	$(53,808)	$(59,497)

Loss before income tax benefit decreased $6.3 million to $22.2 million for the third quarter of 2009, from $28.5 million last year. For the thirteen weeks ended October 31, 2009, the Company’s net loss decreased $6.1 million, to $22.3 million from $28.4 million for the thirteen weeks ended November 1, 2008.

For the thirty-nine weeks ended October 31, 2009, the loss before income taxes decreased $5.7 million to $54.2 million from $59.9 million last year. The Company’s net loss decreased $5.7 million to $53.8 million from $59.5 million for the thirty-nine weeks ended November 1, 2008. The lower net loss was due to lower SG&A and interest expense partially offset by lower sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by sales of merchandise inventory and borrowing capacity under its Credit Facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. We believe the cash generated from sales of merchandise inventory and borrowing capacity under our Credit Facility will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. The Company expects to replace its current Credit Facility prior to its expiration on January 6, 2011. Management has considered many initiatives as part of the development of its operating plan for 2009 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining its operations. During Fiscal 2008, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the closure of the Canton, OH distribution center, reduction of headcount at the home office and its distribution centers, the closing of 101 stores, as well as the elimination or curtailment of certain other general and administrative expenses. Also, during the thirty-nine weeks ended October 31, 2009, management closed 24 stores and plans to continue its evaluation of store profitability of the remaining 690 stores in consideration of lease terms, conditions and expirations. The Company plans to close approximately 125 underperforming stores with leases expiring in the fourth quarter. As a result of these actions, including the liquidation of the merchandise inventory from these stores and management of overall merchandise inventory levels, management expects improvement in its operating cash flow during Fiscal 2009.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended October 31, 2009 and November 1, 2008:

	Thirty-nine weeks ended		Change

(in thousands)	October 31, 2009	November 1, 2008	$

Operating Cash Flows	$(69,796)	$(123,249)	$53,453
Financing Cash Flows	52,760	59,504	(6,744)
Proceeds from sale of distribution facility	—	6,193	(6,193)
Capital Expenditures	(3,883)	(8,000)	(4,117)

Cash and Cash Equivalents	9,136	9,103	33
Merchandise Inventory	368,958	468,832	(99,874)
Working Capital	166,149	202,772	(36,623)

The Company had cash and cash equivalents of $9.1 million at October 31, 2009, compared to $30.1 million at January 31, 2009 and $9.1 million at November 1, 2008. Merchandise inventory was $83 per square foot at October 31, 2009, compared to $95 per square foot at November 1, 2008.

Cash used by operating activities was $69.8 million for the thirty-nine weeks ended October 31, 2009. The primary uses of cash during the thirty-nine weeks ended October 31, 2009 were a seasonal reduction of accounts payable, resulting in a $25.6 million increase in net inventory (inventory less accounts payable) and losses from operation. The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

During the thirty-nine weeks ended November 1, 2008, the Company sold its Canton, Ohio distribution facility, receiving net proceeds of $6.2 million.

Cash provided by financing activities was $52.8 million for the thirty-nine weeks ended October 31, 2009. The primary source of cash of $55.5 million was from borrowings under the Company’s Credit Facility.

The Company has a five-year, $150 million secured Credit Facility with Bank of America, N.A. that expires in January 2011. The Credit Facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. The availability under the Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Credit Facility was the maximum amount of $150 million. As of October 31, 2009, the Company had borrowed $55.5 million under the Credit Facility, had $3.6 million in outstanding letter of credit obligations under the Credit Facility and $90.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 31, 2009 was 1.33%.

Capital Expenditures. During the thirty-nine weeks ended October 31, 2009, the Company made capital expenditures of $3.9 million. The Company plans to spend a total of $5 million for capital expenditures in 2009.

Recently Issued Accounting Pronouncements:

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 10, 2009	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 10, 2009	By:	/s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)