Form 10-K
period 2010-01-30
TRANS WORLD ENTERTAINMENT CORP
filed 2010-04-15
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 30, 2010
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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒           Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐ No ☒

As of August 1, 2009, 56,498,429 shares of the Registrant’s Common Stock, excluding 25,102,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 1, 2009 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $19,979,585. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 42.7% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 28, 2010, there were 31,395,439 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated

Proxy Statement for Trans World Entertainment Corporation’s June 16, 2010 Annual Meeting of Shareholders to be filed on or about May 19, 2010	III

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

•	highly competitive nature of the retail entertainment business;

•	current economic conditions;

•	competitive pricing;

•	adverse publicity;

•	interest rate fluctuations;

•	dependence on key employees;

•	accelerated declines in music compact disc (“CD”) and DVD industry sales;

•	vendor terms/support;

•	the Company’s level of debt and related restrictions and limitations;

•	new product introductions (“hit releases”);

•	future cash flows;

•	availability of new real estate;

•	new technology, including digital downloading;

•	product liability claims, and

•	change in laws;

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

          Stores and Store Concepts

At January 30, 2010, the Company operated 557 stores totaling approximately 3.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

          Mall Stores

At January 30, 2010, the Company operated 449 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

Traditional stores. The traditional store averages about 5,900 square feet and carries a full complement of entertainment software, including music, video and related accessories. There were 398 traditional f.y.e. mall based stores at the end of Fiscal 2009.

Superstores. The superstores carry the same merchandise categories as traditional locations, but with a much larger assortment. There were 10 f.y.e. mall superstores at the end of Fiscal 2009 that averaged about 28,500 square feet.

Video only stores. The Company operated 41 video only stores, under the Suncoast Motion Pictures and Saturday Matinee brands. These stores specialize in the sale of video and related accessories. They are located in large, regional shopping malls and average about 2,400 square feet.

          Freestanding Stores

The Company operated 108 freestanding stores as of January 30, 2010, including 9 f.y.e. superstores, under the f.y.e. brand. They carry a full complement of entertainment software, including music, video and related accessories and are located in freestanding, strip center and downtown locations. The freestanding stores, excluding the superstores, average approximately 6,900 square feet. The freestanding f.y.e. Superstores average about 44,100 square feet. The Company closed two of the f.y.e. superstores in the first quarter of 2010.

          E-Commerce Sites

The Company operates four retail web sites including, www.fye.com, www.wherehouse.com, www.secondspin.com, and www.suncoast.com. These sites offer substantially the same complement of products as offered in the Company’s stores.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2009, 2008 and 2007, and comparable store sales for Fiscal 2009 and 2008, were as follows:

	2009	Comparable Store Sales	2008	Comparable Store Sales	2007

Music	35.2%	(11.2%)	35.4%	(20.2%)	39.1%
Video	41.7	(7.5)	41.3	(3.1)	38.8
Video games	8.6	(15.7)	9.1	(14.3)	9.0
Other	14.5	(8.5)	14.2	(0.6)	13.1

Total	100.0%	(9.8%)	100.0%	(10.8%)	100.0%

The “Other” category includes electronics, accessories and trend items, none of which individually exceeded 10% of total net sales.

Business Environment

Music, video and video games represent an approximately $34 billion industry nationwide, and represented approximately 86% of the Company’s net sales in Fiscal 2009.

According to statistical information from Nielsen Sound Scan (“SoundScan”), the total number of music albums sold, including CD and digital albums, decreased 12% to approximately 375 million units in 2009. Excluding digital albums, album sales decreased 18% to approximately 292 million units. In 2008, the total number of music albums sold, including CD, cassette and digital albums decreased 13% compared to 2007. Excluding digital albums, album sales in 2008 decreased 20% compared to 2007.

According to statistics obtained from Warner Brothers Home Entertainment, overall video retail sales in 2009 were $10.3 billion, a decrease of 15% from 2008. Video retail sales in 2008 decreased 9% compared to 2007.

The NPD Group, Inc. (“NPD”) published that video games retail sales, including portable and console hardware, software and accessories, were $19.5 billion in 2009, a decrease of 10% from 2008 sales. Video game sales in 2008 were $21.3 billion, an increase of 19% over 2007 sales.

Competition

CD sales have suffered from the legal (e.g., iTunes) and illegal downloading of music and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target) and electronics superstores (e.g., Best Buy) that offer entertainment software and, collectively, have gained a larger share of the market. The number of specialty and independent retailers has decreased dramatically due to their reliance on sales of CDs. The Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in centers offering a full complement of entertainment software;

▪	Marketing: the Company uses newspaper, radio and television advertising and in-store visual displays to market to consumers;

▪	Selection and assortment: the Company maintains a high in-stock position in a large assortment of product, particularly CDs and DVDs;

▪	Customer service: the Company believes it offers personalized customer service at its stores.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2009, the fourth quarter accounted for approximately 36% of annual net sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its full-time store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays. It uses a mass-media marketing program, including newspaper, radio, and television advertisements. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 520 suppliers. In Fiscal 2009, 66% of purchases were made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music Group, Fox Video Inc., Paramount Video, Buena Vista Video, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

Employees

As of January 30, 2010, the Company employed approximately 5,700 people, of whom approximately 2,400 were employed on a full-time basis. Others were employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of customer service. Store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Information Systems

The Company utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and financial systems. Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate web site address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2009 (“Fiscal 2009”) year ended on January 30, 2010; Fiscal 2008 (“Fiscal 2008”) year ended on January 31, 2009; and Fiscal 2007 (“Fiscal 2007”) year ended on February 2, 2008.

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

The entertainment industry is characterized by changing technology, evolving format standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require that the Company respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer. Specifically, the CD and DVD formats have experienced a continuous decline as digital forms of music and video content have become more prevalent. If the Company does not timely adapt to these changing technologies or sufficiently focus on the other core categories, operating results could significantly suffer.

Increased competition from existing retailers and alternative distribution channels has adversely affected the Company’s results of operations.

The Company competes with a wide variety of entertainment retailers, including deep-discount retailers, mass merchandisers, consumer electronics outlets, internet retailers and independent operators, some of whom have greater financial and other resources than the Company. The Company also expects continued growth in competing home entertainment options. Some of these, including the ability to download music, video and video games onto PCs or other devices, or the ability to play video games over the Internet through consoles, could reduce retail sales of CDs, DVDs and video games. If technological advances were to result in significant changes in existing distribution channels for pre-recorded music, video and video games, the Company’s results of operations could be adversely affected.

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

The current distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. We believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires in April 2013, will provide us with sufficient liquidity through the expiration of this credit facility.

The current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures.

Historically, we have experienced declines and we may continue to experience fluctuation in our level of sales, results from operations and operating cash flow.

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2009, and they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part, to the holiday selling season. The fourth quarter generated approximately 36% of our net sales for Fiscal 2009. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores may limit our earnings.

Historically, the Company’s growth has come from the opening of new stores and the acquisition of stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The Company opened two new stores in Fiscal 2009 and acquired five new stores in the first quarter of 2010.

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

Because our Chairman and Chief Executive Officer owns approximately 44.7% of the outstanding Common Stock, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 44.7% of the outstanding Common Stock of the Company, as of March 30, 2010. Accordingly, he will have significant influence on the outcome of any vote of the Company’s Shareholders and on the policies and affairs of the Company. His interests may differ from the interests of the other stockholders.

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

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws. Additional legal and regulatory requirements increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

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

We operate two distribution centers, one in Albany, New York and the other in Carson, California. We ship approximately 72% of our merchandise inventory through our distribution centers. If either of our distribution centers is destroyed, or disrupted for any reason, including because of weather or labor issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the centers.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for music and home video related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock has fluctuated between $4.45 and $0.52 from February 2, 2008 and March 31, 2010.

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

In order to retain our listing on The NASDAQ Global Market we are required by NASDAQ to maintain a minimum bid price of $1.00 per share. Our stock price is currently above $1.00 and has been since October 6, 2009. However, in the event that our stock did close below the minimum bid price of $1.00 per share for any 30 consecutive business days, we would regain compliance if our Common Stock closed at or above $1.00 per share for 10 consecutive days during the 180 days immediately following failure to maintain the minimum bid price. If we are unable to do so, our stock could be delisted from The NASDAQ Global Market, transferred to a listing on The NASDAQ Capital Market, or delisted from the NASDAQ markets altogether. The failure to maintain our listing on The NASDAQ Global Market could harm the liquidity of the Company’s Common Stock and could have an adverse effect on the market price of our Common Stock.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping at our stores. Such events could lead to lost sales and adversely affect our results of operations.

Item 1B. UNRESOLVED SEC COMMENTS

The Company has not received within 180 days before January 30, 2010, written comments from the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. PROPERTIES

Retail Stores

At January 30, 2010, the Company operated 557 stores under operating leases, many of which have renewal options. The majority of the leases provide for the payment of fixed monthly rentals and expenses for maintenance, property taxes and insurance while the others provide for the payment of monthly rentals based on a percentage of sales. Certain leases provide for added rent based on store sales in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2010	278	2014	21

2011	92	2015	30

2012	87	2016	17

2013	25	2017 and beyond	7

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

The Company believes that its existing distribution facilities are adequate to meet the Company’s planned business needs. Shipments from the distribution facilities to the Company’s stores provide approximately 72% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 30, 2010.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 31, 2010, there were 462 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2008 through March 31, 2010.

	Closing Sales Prices

	High	Low
2008
1st Quarter	$4.45	$3.12
2nd Quarter	$3.33	$2.34
3rd Quarter	$3.13	$1.99
4th Quarter	$2.35	$0.76

2009
1st Quarter	$0.89	$0.52
2nd Quarter	$1.29	$0.69
3rd Quarter	$1.59	$0.88
4th Quarter	$1.64	$1.29

2010
1st Quarter (through March 31, 2010)	$1.80	$1.17

On March 31, 2010, the last reported sale price on the Common Stock on the NASDAQ National Market was $1.80.

Dividend Policy: The Company has never declared dividends on its Common Stock. The Company’s amended credit facility does not allow the payment of cash dividends.

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 30, 2005 through January 29, 2010 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 30, 2005, and that all dividends were reinvested.

	2005	2006	2007	2008	2009	2010

Trans World Entertainment Corporation	100	42	45	34	6	10
NASDAQ (U.S. Stocks)	100	113	121	116	58	83
NASDAQ Retail Trade Stocks	100	107	117	104	67	100

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended January 30, 2010 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 3, 2007 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended

	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006

	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$813,988	$987,625	$1,265,658	$1,471,157	$1,238,486
Cost of sales	552,327	656,730	819,911	951,935	806,873

Gross profit	261,661	330,895	445,747	519,222	431,613
Selling, general and administrative expenses	310,710	380,802	470,386	519,246	426,854
Asset impairment charges (1)	3,643	15,158	30,731	—	—

(Loss) income from operations	(52,692)	(65,065)	(55,370)	(24)	4,759
Interest expense	2,910	4,098	6,519	5,504	2,954
Other income	(168)	(180)	(429)	(4,435)	(2,171)

(Loss) income before income taxes, extraordinary gain – unallocated negative goodwill and cumulative effect of a change in accounting principle	(55,434)	(68,983)	(61,460)	(1,093)	3,976
Income tax expense (benefit) (2)	(12,985)	(28)	37,975	(2,041)	1,090

(Loss) earnings before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	(42,449)	(68,955)	(99,435)	948	2,886
Extraordinary gain – unallocated negative goodwill, net of income taxes (3)	—	—	—	10,721	—
Cumulative effect of a change in accounting principle, net of income taxes (4)	—	—	—	—	(2,277)

Net (loss) income	($42,449)	($68,955)	($99,435)	$11,669	$609

Basic (loss) earnings per share:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	($1.35)	($2.21)	($3.20)	$0.03	$0.09
Extraordinary gain – unallocated negative goodwill	—	—	—	0.35	—
Cumulative effect of change in accounting principle	—	—	—	—	(0.07)

Basic (loss) earnings per share	($1.35)	($2.21)	($3.20)	$0.38	$0.02

Weighted average number of shares outstanding - basic	31,370	31,223	31,046	30,797	31,962

Diluted (loss) earnings per share:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill and cumulative effect of change in accounting principle	($1.35)	($2.21)	($3.20)	$0.03	$0.09
Extraordinary gain – unallocated negative goodwill	—	—	—	0.33	—
Cumulative effect of change in accounting principle	—	—	—	—	(0.07)

Diluted (loss) earnings per share	($1.35)	($2.21)	($3.20)	$0.36	$0.02

Weighted average number of shares – diluted	31,370	31,223	31,046	31,986	32,132

	Fiscal Year Ended

	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006

	($ in thousands, except per share and store data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$394,566	$487,036	$638,993	$829,690	$799,657
Current portion of long-term debt and capital lease obligations	1,974	3,748	3,501	3,393	3,659
Long-term obligations	6,874	8,844	12,588	16,085	19,474
Shareholders’ equity	$193,353	$235,015	$298,149	$393,205	$378,512

OPERATING DATA:
Store count (open at end of period):
Mall stores	449	549	610	737	546
Freestanding stores	108	163	203	255	236
Total stores	557	712	813	992	782

Comparable store sales decrease (5)	(9.8%)	(10.8%)	(8.5%)	(6.2%)	(5.7%)

Total square footage	3,794	4,560	5,117	5,950	4,824

1.

During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recorded an asset impairment charge of $3.6 million, $15.2 million and $30.7 million, respectively, to write down certain long-lived assets.

2.

Included in income tax expense for Fiscal 2007 is deferred tax expense of $42.5 million, the recording of which was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax assets. See Note 5 in the Notes to Consolidated Financial Statements for further detail. Included in income tax benefit for 2009 is a tax refund of $10.4 million due to revised tax carryback legislation.

3.

The Company’s acquisition of substantially all of the net assets of Musicland Holding Corp. stores in Fiscal 2006 resulted in an extraordinary gain recorded in Fiscal 2006. The gain, net of tax, represented the excess of fair value of net assets acquired over the purchase price of the acquired assets.

4.

The Company changed its method of accounting for conditional asset retirement obligations effective January 28, 2006 resulting in a one-time, non-cash, after tax charge of $2.3 million, which was classified as a “cumulative effect of a change in accounting principle” in Fiscal 2005. If the new accounting principles had been retroactively applied during fiscal 2005, pro forma net income would have been $2,992 thousand and basic and diluted earnings per share would have been $0.09 for the fiscal year ended January 28, 2006.

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

At January 30, 2010, the Company operated 557 stores totaling approximately 3.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In the fiscal year ended January 30, 2010 (referred to herein as “Fiscal 2009”), the Company’s net sales decreased as compared to the fiscal year ended January 31, 2009, (referred to herein as “Fiscal 2008”) as a result of lower average store count and a decrease in comparable store sales. Comparable store sales decreased 9.8% during Fiscal 2009.

The Company focuses on the following areas in its effort to improve its business:

          Improving Product Mix and Creating Value to the Customer

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement to our customers in our two core categories of music and video to drive additional traffic into the stores and improve customer conversion rates, while offering inventory in other product categories to drive additional sales.

          Store Openings and Closures

During Fiscal 2009 and Fiscal 2008, the Company closed 157 and 101 stores, respectively. The Company opened two new stores in Fiscal 2009. The Company’s real estate strategy is to reposition our store portfolio by reducing our store base to a core group of profitable locations.

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

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales and Comparable Store Sales: The Company measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store net sales through the month immediately prior to the month of closing. The Company further analyzes net sales by store format and by product category.

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

Selling, General and Administrative (“SG&A”) expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended January 30, 2010 (“Fiscal 2009”)
Compared to Fiscal Year Ended January 31, 2009 (“Fiscal 2008”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2009 vs. 2008

($ in thousands)	2009	2008	$	%

Net Sales	$813,988	$987,625	$(173,637)	(17.6%)

The 17.6% net sales decline from prior year is due to the comparable store net sales decline of 9.8% coupled with a 13% decline in average store count. Total product units sold in Fiscal 2009 decreased 11% and the average retail price for units sold decreased 8%.

Net sales by merchandise category for Fiscal 2009 and Fiscal 2008 were as follows:

($ in thousands)	2009 Net Sales	% Total	2008 Net Sales	% Total	Total % Net Sales Change	Comparable Store % Net Sales Change

Music	$286,670	35.2%	$349,737	35.4%	(18.0%)	(11.2%)
Video	339,251	41.7	407,884	41.3	(16.8)	(7.5)
Video games	70,400	8.6	90,233	9.1	(22.0)	(15.7)
Other	117,667	14.5	139,771	14.2	(15.8)	(8.5)

Total	$813,988	100.0%	$987,625	100.0%	(17.6%)	(9.8%)

The “Other” category includes electronics, accessories and trend items, none of which individually exceed 10% of total net sales.

          Music

The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category declined as a percentage of total net sales and declined 11% on a comparable store sale basis due to the shift to online downloading.

Net sales of CDs represented approximately 94% of total net sales in the music category during Fiscal 2009. The Company’s annual CD unit sales decreased 11% in Fiscal 2009 due to lower comparable store net sales and the decrease in average store count. According to SoundScan, total CD unit sales in the United States declined 18% during the period corresponding with the Company’s Fiscal 2009.

          Video

The Company offers DVDs in all of its stores and high definition DVDs (BluRay) in a majority of its stores. The video category increased as a percentage of the Company’s total net sales due to slower comparable store sales decline in this category than the music and video games categories.

Total net sales for Fiscal 2009 in the video category decreased 17% due to a comparable store net sales decrease of 8% and the lower average store count. According to VideoScan, total video unit sales in the United States declined 8% during the period corresponding with the Company’s Fiscal 2009.

          Video games

The negative comparable store sales in video games was due to the lack of allocation of product from vendors, as well as a reduction in the number of stores carrying games in Fiscal 2009 versus Fiscal 2008. During Fiscal 2009, the Company eliminated the game category in over 200 stores. As of year-end, 139 of our stores carried games compared to 347 a year ago.

          Other

The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to increased store square footage allocations and slower comparable store sales declines than music and video.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2009 vs. 2008

	2009	2008	$	%

Gross Profit	$261,661	$330,895	($69,234)	(20.9%)
As a percentage of net sales	32.1%	33.5%

The 140 basis point decline in gross profit as a percentage of net sales was due to lower vendor allowances.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2009 vs. 2008

	2009	2008	$	%

Selling, general and administrative expenses	$310,710	$380,802	($70,092)	(18.4%)
As a percentage of net sales	38.2%	38.6%

The $70 million decrease in SG&A expenses is due to the Company operating an average of 13% fewer stores. SG&A as a percentage of net sales decreased to 38.2% from 38.6%.

Included in SG&A for Fiscal 2008 is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Asset Impairment Charge. During Fiscal 2009 and Fiscal 2008, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of each period resulting in the recording of asset impairment charges of $3.6 million and $15.2 million in Fiscal 2009 and Fiscal 2008, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Interest Expense. Interest expense in Fiscal 2009 was $2.9 million compared to $4.1 million in Fiscal 2008. The decrease is due to lower average borrowings on the Company’s revolving line of credit and lower interest rates.

Other Income. Other income includes interest income, which was $0.2 million in Fiscal 2009 and 2008.

Income Tax Benefit. The following table sets forth a year-over-year comparison of the Company’s income tax expense (benefit):

($ in thousands)
			2009 vs. 2008

	2009	2008	$

Income tax benefit	$12,985	$28	$12,957

Effective tax rate	23.4%	0.0%

During Fiscal 2009, the Company recorded a current federal tax benefit of $10.4 million resulting from federal tax legislation enacted that provided for an increased carryback period for net operating losses incurred in Fiscal 2008. Also, during Fiscal 2009, the Company recorded a deferred tax benefit of $2.3 million related to the intra period allocation of income tax expense to loss from current operations and accumulated other comprehensive income. The remaining components of income tax benefit of $0.3 million is the net of certain state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest on uncertain tax positions.

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

($ in thousands)
			2009 vs. 2008

	2009	2008	$

Net loss	($42,449)	($68,955)	$26,506

Net loss as a percentage of net sales	(5.2%)	(7.0%)

The Fiscal 2009 net loss of $42.4 million was due to the decline in comparable store sales and lower gross margin. The $26.5 million reduction in net loss as compared to 2008 was due to a lower impairment charge and an increase in the income tax benefit, partially offset by lower sales and the 140 basis point decrease in gross margin.

Fiscal Year Ended January 31, 2009 (“Fiscal 2008”)
Compared to Fiscal Year Ended February 2, 2008 (“Fiscal 2007”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2008 vs. 2007

($ in thousands)	2008	2007	$	%

Net Sales	$987,625	$1,265,658	$(278,033)	(22.0%)

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

The negative comparable store sales in video games was due to the lack of allocation of product from vendors as well as a reduction in the number of stores carrying games in Fiscal 2008 versus Fiscal 2007.

          Other

The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to increased store square footage allocations and slower comparable store sales declines than music and video.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2008 vs. 2007

	2008	2007	$	%

Gross Profit	$330,895	$445,747	($114,852)	(25.8%)
As a percentage of net sales	33.5%	35.2%

The 170 basis point decline in gross profit as a percentage of net sales was due to increased markdowns on slow moving inventory and lower vendor allowances.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2008 vs. 2007

	2008	2007	$	%

Selling, general and administrative expenses	$380,802	$470,386	($89,584)	(19.0%)

As a percentage of net sales	38.6%	37.2%

The $90 million decrease in SG&A expenses is due to the Company operating an average of 18% fewer stores. Despite the decrease, SG&A as a percentage of net sales increased to 38.6% from 37.2% due to the sales decline of 22%.

Included in SG&A for Fiscal 2008 is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Asset Impairment Charge. During Fiscal 2008 and Fiscal 2007, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of each period resulting in the recording of asset impairment charges of $15.2 million and $30.7 million in Fiscal 2008 and Fiscal 2007, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

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

During Fiscal 2007 the Company recorded deferred tax expense of $42.5 million, which was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax assets. This was partially offset by a $5.7 million federal income tax benefit recognized as the result of a net operating loss carryback. The remaining components of income tax expense, totaling approximately $1.2 million, include certain state and local taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest and penalties on uncertain tax positions. See Note 5 in the Notes to Consolidated Financial Statements for further detail.

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

($ in thousands)
			2008 vs. 2007

	2008	2007	$

Net loss	($68,955)	($99,435)	$30,480

Net loss as a percentage of net sales	(7.0%)	(7.9%)

The Fiscal 2008 net loss of $69.0 million was due to the decline in comparable store sales and the impairment charge of $15.2 million. The $30.5 million reduction in net loss as compared to 2007 was due to a lower impairment charge and the $42.5 million deferred tax charge recorded in Fiscal 2007, partially offset by lower sales and the 170 basis point decrease in gross margin.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2010 and beyond including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2009, management closed 133 stores and plans to continue its careful evaluation of store profitability of its remaining 557 stores in consideration of lease terms, conditions and expirations.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2010 are expected to be comparable with Fiscal 2009. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

($ in thousands)	2009	2008	2009 vs. 2008	2007	2008 vs. 2007

Operating Cash Flows	$49,789	($37,232)	$87,021	($25,579)	($11,653)
Investing Cash Flows	(4,586)	(3,873)	(713)	(15,949)	12,076
Financing Cash Flows	(3,744)	(3,495)	249	(2,447)	(1,048)

Capital Expenditures	(4,586)	(10,066)	5,480	(15,949)	5,883

Cash and Cash Equivalents	71,514	30,055	41,459	74,655	(44,600)
Merchandise Inventory	266,568	378,188	(111,620)	440,241	(62,053)
Working Capital	181,920	213,389	(31,469)	251,507	(38,118)
Inventory turns	1.7	1.6		1.7

The $87.0 million increase in operating cash flows was primarily due to a $112 million decrease in merchandise inventory partially offset by the $42.4 million net loss and the $39.3 million reduction in accounts payable.

During Fiscal 2008, the $11.7 million decrease in operating cash flows was due to a loss from operations of $49.9 million, exclusive of the $15.2 million non-cash impairment charge, compared to a loss from operations of $26.2 million, exclusive of the $30.7 million non-cash impairment charge and $42.5 million deferred tax charge recorded during Fiscal 2007 partially offset by fluctuation of operating assets and liabilities, within the normal course of business, during Fiscal 2008.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot and inventory leverage (accounts payable divided by merchandise inventory). Inventory turn in Fiscal 2009 was 1.7 compared to 1.6 in Fiscal 2008. Inventory investment per square foot was $70 per square foot at the end of Fiscal 2009 as compared to $83 per square foot at the end of Fiscal 2008. Accounts payable leverage on inventory was 49% as of January 30, 2010 compared with 45% as of January 31, 2009.

Cash used in investing activities was $4.6 million in Fiscal 2009, compared to $3.9 million in Fiscal 2008. During Fiscal 2009, cash used in investing activities consisted exclusively of capital expenditures,. During Fiscal 2008, cash used in investing activities consisted of capital expenditures of $10.1 million, partially offset by proceeds of $6.2 from the sale of the Company’s distribution facility in Canton, Ohio. The Company’s capital expenditures in Fiscal 2009 consisted primarily of the expenditures for store openings, relocations and improvements.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash generated from sales of merchandise inventory. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of approximately $10 million in Fiscal 2010.

Cash used in financing activities was $3.7 million in Fiscal 2009, compared to $3.5 million in Fiscal 2008. In Fiscal 2009, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.6 million and $3.2 million, respectively. In Fiscal 2008, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.5 million and $3.0 million, respectively.

In January, 2006, the Company entered into a five-year, $100 million revolving secured credit facility with Bank of America, N.A that expires January 2011 (“Previous Credit Facility”). The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. In March 2006, the Company and Bank of America N.A., entered into a First Amendment to the Credit Facility which increased the amount available for borrowing by the Company under the Credit Facility to $130 million and in October 2006, the Company and Bank of America N.A. entered into a Second Amendment to the Credit Facility increasing the amount available to the Company for borrowing to $150 million. The terms and conditions under the amendments were the same as the original Credit Facility. In April 2010, the Company entered into an amended and restated Credit Agreement (“Amended Credit Facility”) which reduced the availability under the facility to $100 million. The Amended Credit Facility, which expires in April 2013, updated certain terms and conditions including limits on the payment of dividends, added covenants around the number of store closings and changed the formula for interest rates. The availability under the Previous and Amended Credit Facility is subject to limitations based on sufficient inventory levels. See Note 4 in the Notes to Consolidated Financial Statements for further detail.

As of January 30, 2010 and January 31, 2009, the Company did not have any borrowings under the line of credit and no outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. The Company had $132 million and $150 million available for borrowing as of January 30, 2010 and January 31, 2009, respectively. Interest expense in Fiscal 2009 was $2.9 million, of which $1.7 million was incurred for capital leases. Interest expense in Fiscal 2008 was $4.1 million, of which $1.9 million was incurred for capital leases. Under the Amended Credit Facility, availability as of March 31, 2010 was approximately $88 million.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 30, 2010, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2010	2011- 2012	2013 - 2014	2015 and Beyond	Total

$ in thousands

Operating lease and maintenance agreement obligations	$62,928	$61,564	$25,571	$9,628	$159,691
Capital lease obligations	2,901	4,308	4,308	1,649	13,166
Long-term debt (principal)	602	1,320	1,068	—	2,990
Long-term debt (interest)	165	215	51	—	431
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities (2)	2,787	1,225	297	336	4,645
Pension benefits (3)	98	1,462	1,707	4,429	7,696

Total	$69,481	$70,094	$33,002	$16,042	$188,619

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of January 30, 2010 are unfavorable lease valuations of $0.3 million and the long-term portion of deferred rent of $2.7 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $2.2 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)

In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 7 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $0, $882,000 and $1,042,000 in Fiscal 2009, Fiscal 2008 and Fiscal 2007 respectively. As of February 1, 2009, the Company postponed its matching contribution. The Company expects to reinstate the matching contribution effective May 1, 2010.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.1 million, $2.1 million and $2.0 million in Fiscal 2009, 2008 and 2007 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2009, 2008 and 2007. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $6,800, $7,400 and $3,800 in Fiscal 2009, 2008 and 2007 respectively.

The Company charters an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2009, 2008 and 2007 were approximately $94,000, $205,000 and $29,000, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market under the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value; if market value is lower than cost. Inherent in the entertainment software industry is the risk of obsolete inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and distribution centers throughout the year and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $11.9 million, $18.0 million and $18.5 million, in Fiscal 2009, 2008 and 2007 respectively. As a rate to net sales, this equaled 1.5%, 1.8% and 1.5%, respectively. Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.6 million in additional charge or benefit to cost of sales, based on Fiscal 2009 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal year 2009, Fiscal 2008 and Fiscal 2007 of $3.2 million, $4.1 million and $2.2 million, respectively.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. During Fiscal 2009, 2008 and 2007, the Company recorded an asset impairment charge of $3.6 million, $15.2 million and $30.7 million, respectively, related to the write down of certain long-lived assets at underperforming locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.9 million, $1.2 million and $2.5 million in Fiscal 2009, 2008 and 2007, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the assets, are fully depreciated.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of February 2, 2008, the Company had incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets. During Fiscal 2009 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets to a level deemed appropriate by management to ensure that any net deferred tax assets not allowed against will ultimately be realized.

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

Recently Issued Accounting Pronouncements.

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

The quarterly results of operations are included herein in Note 10 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of January 30, 2010, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 2010.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 2010.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Equity Ownership of Directors and Executive Officers” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 2010.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the caption “Stock Option Plans” and is incorporated herein by reference. See Note 7 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued, as new shares, upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 30, 2010:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

	(Shares in thousands)
Equity Compensation Plan Approved by Shareholders	7,252	$8.16	3,023
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1) Excludes 518,429 restricted stock units reserved from the Company’s equity plans that will be settled in cash.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 2010.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 30, 2010.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 15, 2010	By: /s/ ROBERT J. HIGGINS

Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer	April 15, 2010
(Principal Executive Officer)
(Robert J. Higgins)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal	April 15, 2010
Financial and Chief Accounting Officer) and Secretary
(John J. Sullivan)

/s/ ISAAC KAUFMAN	Director	April 15, 2010

(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 15, 2010

(Dr. Joseph G. Morone)

/s/ BRYANT RILEY	Director	April 15, 2010

(Bryant Riley)

/s/ MICHAEL B. SOLOW	Director	April 15, 2010

(Michael B. Solow)

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
April 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation and subsidiaries’ (the “Company”), internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended January 30, 2010, and our report dated April 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
April 15, 2010

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	January 30, 2010	January 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,514	$30,055
Accounts receivable	4,505	7,559
Merchandise inventory	266,568	378,188
Prepaid expenses and other	10,557	13,817

Total current assets	353,144	429,619

FIXED ASSETS, net	33,908	50,437
OTHER ASSETS	7,514	6,980

TOTAL ASSETS	$394,566	$487,036

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$130,549	$170,302
Accrued expenses and other current liabilities	38,701	42,180
Current portion of long-term debt	602	570
Current portion of capital lease obligations	1,372	3,178

Total current liabilities	171,224	216,230

LONG –TERM DEBT, less current portion	2,388	2,986
CAPITAL LEASE OBLIGATIONS, less current portion	4,486	5,858
OTHER LONG-TERM LIABILITIES	23,115	26,947

TOTAL LIABILITIES	201,213	252,021

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,498,429 shares and 56,372,101 shares issued, respectively)	565	564
Additional paid-in capital	307,823	306,159
Treasury stock at cost (25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)
Accumulated other comprehensive income	1,518	2,396
Retained earnings	101,002	143,451

TOTAL SHAREHOLDERS’ EQUITY	193,353	235,015

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$394,566	$487,036

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Fiscal Year Ended

	January 30, 2010	January 31, 2009	February 2, 2008

Net sales	$813,988	$987,625	$1,265,658
Cost of sales	552,327	656,730	819,911

Gross profit	261,661	330,895	445,747
Selling, general and administrative expenses	310,710	380,802	470,386
Asset impairment charges	3,643	15,158	30,731

Loss from operations	(52,692)	(65,065)	(55,370)
Interest expense	2,910	4,098	6,519
Other income	(168)	(180)	(429)

Loss before income taxes	(55,434)	(68,983)	(61,460)
Income tax (benefit) expense	(12,985)	(28)	37,975

NET LOSS	($42,449)	($68,955)	($99,435)

BASIC AND DILUTED LOSS PER SHARE:

Basic and diluted loss per share	($1.35)	($2.21)	($3.20)

Weighted average number of common shares outstanding – basic and diluted	31,370	31,223	31,046

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Shares and $ in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity

Balance as of February 3, 2007	55,998	$560	$301,526	(25,104)	($217,560)	($1,888)	$310,567	$393,205
Comprehensive loss:
Net loss	—	—	—	—	—	—	(99,435)	(99,435)
Additional pension liability adjustment, net of tax of $107	—	—	—	—	—	263	—	263

Total comprehensive loss								(99,172)

Adjustment to initially apply ASC Topic 740, Income Taxes	—	—	—	—	—	—	1,636	1,636
Issuance of treasury stock under incentive stock programs	—	—	1	1	5	—	—	6
Stock compensation and related tax benefit	291	3	2,532	—	—	—	—	2,535
Unearned compensation – restricted stock	—	—	(125)	—	—	—	—	(125)
Amortization of unearned compensation – restricted stock	—	—	54	—	—	—	—	54
Reversal of unearned compensation – restricted stock associated with termination of a participant	—	—	10	—	—	—	—	10

Balance as of February 2, 2008	56,289	$563	$303,998	(25,103)	($217,555)	($1,625)	$212,768	$298,149
Comprehensive loss:
Net loss	—	—	—	—	—	—	(68,955)	(68,955)

Additional pension liability adjustment	—	—	—	—	—	4,021	—	4,021

Total comprehensive loss								(64,934)
Adjustment upon adoption of new measurement date of defined pension plan	—	—	—	—	—	—	(362)	(362)
Stock compensation	1	—	1,380	—	—	—	—	1,380
Issuance of stock to Directors	82	1	719	—	—	—	—	720
Amortization of unearned compensation – restricted stock	—	—	62	—	—	—	—	62

Balance as of January 31, 2009	56,372	$564	$306,159	(25,103)	($217,555)	$2,396	$143,451	$235,015
Comprehensive loss:
Net loss	—	—	—	—	—	—	(42,449)	(42,449)
Additional pension liability adjustment, net of tax of $2,332	—	—	—	—	—	(878)	—	(878)

Total comprehensive loss								(43,327)

Stock compensation	—	—	1,170	—	—	—	—	1,170
Issuance of stock to Directors	126	1	478	—	—	—	—	479
Amortization of unearned compensation – restricted stock	—	—	16	—	—	—	—	16

Balance as of January 30, 2010	56,498	$565	$307,823	(25,103)	($217,555)	$1,518	$101,002	$193,353

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended

	January 30, 2010	January 31, 2009	February 2, 2008

OPERATING ACTIVITIES:
Net loss	($42,449)	($68,955)	($99,435)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization of fixed assets	16,602	23,614	39,900
Asset impairment charges	3,643	15,158	30,731
Amortization of intangible assets	86	94	297
Amortization of lease valuations, net	(217)	(350)	(1,146)
Long term incentive compensation	2,321	1,930	1,906
Loss on disposal of fixed assets	870	1,219	2,535
Gain on sale of assets	—	(3,070)	—
Deferred tax expense	—	—	42,475
Decrease (increase) in cash surrender value	(1,111)	1,585	(130)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,054	1,073	(758)
Merchandise inventory	111,620	62,053	64,619
Prepaid expenses and other	3,260	3,761	(11,625)
Other assets	212	186	177
Accounts payable	(39,273)	(66,753)	(68,444)
Income taxes receivable/payable	(492)	5,708	(17,280)
Accrued expenses and other current liabilities	(5,000)	(8,321)	(3,457)
Other long-term liabilities	(3,337)	(6,164)	(5,944)

Net cash provided by (used by) operating activities	49,789	(37,232)	(25,579)

INVESTING ACTIVITIES:
Purchases of fixed assets	(4,586)	(10,066)	(15,949)
Net proceeds from sale of distribution facility	—	6,193	—

Net cash used by investing activities	(4,586)	(3,873)	(15,949)

FINANCING ACTIVITIES:
Payments of long-term debt	(566)	(533)	(502)
Payments of capital lease obligations	(3,178)	(2,964)	(2,887)
Excess tax benefit from stock award exercises	—	—	3
Proceeds from exercise of stock awards	—	2	939

Net cash used by financing activities	(3,744)	(3,495)	(2,447)

Net increase (decrease) in cash and cash equivalents	41,459	(44,600)	(43,975)
Cash and cash equivalents, beginning of year	30,055	74,655	118,630

Cash and cash equivalents, end of year	$71,514	$30,055	$74,655

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$2,954	$4,164	$5,529
Issuance of treasury stock under incentive stock programs	—	—	6
Issuance of deferred / restricted shares under deferred / restricted stock plans	—	—	160

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com and www.suncoast.com in a single industry segment. As of January 30, 2010, the Company operated 557 stores totaling approximately 3.8 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility as recently amended in April 2010. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2010 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2009, management closed 133 stores and plans to continue its careful evaluation of store profitability of its remaining 557 stores in consideration of lease terms, conditions and expirations.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s amended revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2010 are expected to be comparable with Fiscal 2009.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, and accounting for gift card liability, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Business Risks: The Company purchases merchandise inventory for its stores from approximately 520 suppliers, with approximately 66% of purchases being made from ten suppliers including EMI Music Distribution, Sony-Bertelsmann Music Group, Warner/Electra/Atlantic Corp., Universal Music Group, Fox Video Inc., Paramount Video, Buena Vista Video, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a loss of sales, which would have an adverse effect on operating results.

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

During Fiscal 2009, 2008 and 2007, the Company recorded an asset impairment charge of $3.6 million, $15.2 million and $30.7 million, respectively, related to the write down of certain long-lived assets at underperforming locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.9 million, $1.2 million and $2.5 million in Fiscal 2009, 2008 and 2007, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

Conditional Asset Retirement Obligations: The Company records the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to its initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

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

Revenue Recognition: The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales are recognized as revenue upon shipment. Shipping and handling fee income from the Company’s Internet operations is recognized as net sales. Loyalty card revenue is amortized over the life of the membership period. Net sales are recorded net of estimated amounts for sales returns and other allowances. The Company records shipping and handling costs in cost of sales. Net sales are recorded net of applicable sales taxes.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, inspecting and warehousing product. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous items, other than interest.

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print, radio and television advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $14.1 million, $23.2 million, and $29.7 million in Fiscal 2009, 2008, and 2007, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $13.9 million, $14.7 million, and $15.9 million in Fiscal 2009, 2008, and 2007, respectively.

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

Store Closing Costs: Management periodically considers the closing of underperforming stores. Reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $10.1 million and $13.1 million at the end of Fiscal 2009 and 2008, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2009, 2008 and 2007 in the amount of $3.2 million, $4.1 million and $3.4 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

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

Total stock-based compensation expense recognized in the Consolidated Statements of Operations for Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $2.3 million, $1.9 million and $1.9 million. For Fiscal 2009 the related total deferred tax expense was $0. The related total deferred tax benefit was approximately $0.1 million and $0.8 million in 2008 and 2007, respectively. As of January 30, 2010, there was $0.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 0.6 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan

	2009	2008	2007

Dividend yield	0%	0%	0%
Expected volatility	75.6%	52.8% - 56.3%	65.1% - 68.7%
Risk-free interest rate	3.33%-3.37%	1.42% - 3.41%	3.57% - 4.94%
Expected option life in years	4.98-6.98	4.87 – 5.69	4.70 – 7.30
Weighted average fair value per share of options granted during the year	$0.69	$1.34	$3.39

In the fourth quarter of 2005, the Company’s Board of Directors approved the acceleration of vesting of previously granted unvested options awarded annually to employees and officers under the Company’s Stock Option Plans which had exercise prices greater than $10.00 per share. Options to purchase 2,273,057 shares of the Company’s common stock, representing approximately 24% of the total options outstanding, became immediately vested and exercisable as a result of this action. The number of shares and exercise prices of the options subject to the acceleration remained unchanged. Also, all of the other terms of the options remain the same. Based upon an analysis performed, the acceleration of vesting of these stock options resulted in compensation expense of $5.9 million. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation expense in the Consolidated Statements of Operations in future financial statements. The acceleration of the vesting of these stock options reduced the amounts recognized by the Company as share-based compensation expense, net of income taxes, by approximately $0.4 million, $1.2 million and $1.9 million in Fiscal 2009, 2008 and 2007. The accelerated options included 1,355,000 options held by executive officers and 918,057 options held by other employees. Based on the Company’s closing stock price of $6.25 per share on the date of accelerated vesting, the exercise prices of all of the options were above the closing market price.

Loss Per Share: Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year

	2009	2008	2007

Weighted average common shares outstanding – basic	31,370	31,223	31,046
Dilutive effect of outstanding stock awards	—	—	—

Weighted average common shares outstanding – diluted	31,370	31,223	31,046

Antidilutive stock awards	6,705	6,651	6,413

As the Company recorded a net loss during Fiscal 2009, 2008 and 2007, the impact of all outstanding stock awards was not considered as such impact would be antidilutive.

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

Segment Information: The Company has one reportable segment. The following table shows net sales by merchandise category:

	Fiscal year
	2009	2008	2007

	($ in thousands)
Music	$286,670	$349,737	$494,286
Video	339,251	407,884	491,360
Video games	70,400	90,233	114,431
Other	117,667	139,771	165,581

Total	$813,988	$987,625	$1,265,658

The “Other” category includes electronics, accessories and trend items, none of which individually exceeds 10% of total net sales.

Note 2. Fixed Assets

Fixed assets consist of the following:

	January 30, 2010	January 31, 2009

	($ in thousands)
Buildings and improvements	$17,288	$17,288
Fixtures and equipment	128,044	136,896
Leasehold improvements	35,905	48,240

	181,237	202,424
Allowances for depreciation and amortization	(147,329)	(151,987)

	$33,908	$50,437

Depreciation and amortization of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year

	2009	2008	2007

	($ in thousands)
Cost of sales	$1,437	$1,563	$2,670
Selling, general and administrative expenses	15,165	22,051	37,230

Total	$16,602	$23,614	$39,900

Depreciation and amortization expense related to the Company’s distribution center facility and equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 3. Impairment of Long-Lived Assets

During Fiscal 2009, 2008 and 2007, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of the period, resulting in the recording of an asset impairment charges of $3.6 million, $15.2 million and $30.7 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. The remaining fair value of these assets at January 30, 2010 was approximately $1.1 million. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment, leasehold improvements and certain intangible assets, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital without reference to market transactions. Management believes its assumptions were reasonable and consistently applied.

Note 4. Debt

Credit Facility

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

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Company was in compliance with terms and conditions of the Credit Facility as of January 30, 2010.

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

During Fiscal 2009, 2008 and 2007, the highest aggregate balances outstanding under the revolving credit facility were $90.8 million, $97.6 million and $111.5 million, respectively. As of January 30, 2010 and January 31, 2009, the Company had no outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. The Company had $132 million and $150 million available for borrowing as of January 30, 2010 and January 31, 2009, respectively.

Amended Credit Facility

In April 2010, the Company entered into an amended and restated Credit Agreement (“Amended Credit Facility”) which reduced the availability under the facility to $100 million. The Amended Credit Facility updates certain terms and conditions including prohibiting the payment of dividends, added covenants around the number of store closings and changed the formula for interest rates. The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility are secured by the assets of the Company.

The Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control.

Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%. In addition, a commitment fee of 0.75% is also payable on unused commitments.

Mortgage Loan

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of January 30, 2010, the outstanding balance on the loan was $3.0 million. The following table presents principal cash payments of long-term debt by expected maturity dates as of January 30, 2010:

Long-term debt

($ in thousands)
2010	$602
2011	640
2012	680
2013	722
2014	346

Total	2,990
Less: current portion	602

Long–term debt obligation	$2,388

Note 5. Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal Year

	2009	2008	2007

	($ in thousands)
Federal – current	($10,984)	($455)	($4,864)
State – current	332	427	364
Deferred	(2,333)	—	42,475

Income tax expense (benefit)	($12,985)	($28)	$37,975

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	(0.4%)	(0.2%)	(15.9%)
Change in valuation allowance	(11.8%)	(32.1%)	(78.1%)
Corporate-owned life insurance payment settlement, net	—	—	(0.4%)
Cash surrender value – insurance/ benefit programs	0.5%	(1.0%)	(0.1%)
Executive compensation	(0.1%)	(0.2%)	(0.2%)
Tax credits	—	(0.1%)	(0.1%)
Other	0.2%	(1.4%)	(2.0%)

Effective income tax rate	23.4%	0.0%	(61.8%)

During 2009, federal tax legislation was enacted which allowed for an increased carryback period for net operating losses incurred in 2008. Previously, the 2008 net operating loss was included in gross deferred tax assets against which a full valuation allowance was provided. The Company filed a refund claim under this new legislation and in 2009 received a federal tax refund of $10.4 million and recorded a current tax benefit.

Under the final payment terms of a 2003 agreement between the Company and the IRS regarding an earlier audit, the Company made a final principal payment of $7.1 million in 2007. The Other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization, uncertain tax positions, tax attribute, carryback limitations and graduate tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	January 3, 2010	January 31, 2009

	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$1,730	$1,581
Inventory	603	2,582
Retirement and compensation related accruals	7,238	7,009
Fixed assets	17,681	19,402
Federal and state net operating loss and credit carryforwards	64,689	46,895
Real estate leases, including deferred rent	5,952	7,671
Losses on investments	1,692	2,013
Goodwill	3,730	4,579
Other	983	1,009

Gross deferred tax assets before valuation allowance	104,298	92,741
Less: valuation allowance	(104,298)	(92,741)

Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $127.7 million for federal income tax purposes and approximately $269 million for state income tax purposes as of the end of Fiscal 2009 that expire at various times through 2030 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of January 30, 2010, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 30, 2010, the valuation allowance increased to $104.3 million from $92.7 million at January 31, 2009; because management believes that it is more likely than not that the tax benefit will not be realized. The increase in the valuation allowance equals the increase in gross deferred tax assets and is consistent with the Company’s decision to record a full valuation allowance against deferred tax assets that have been recorded in the normal course of business, as described above.

During Fiscal 2009, the Company paid income taxes of approximately $0.2 million and received income tax refunds of approximately $10.5 million.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

(Amounts in thousands)
Unrecognized tax benefits at January 31, 2009	$2,380
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse of applicable statute of limitations	(20)

Unrecognized tax benefits at January 30, 2010	$2,360

As of January 30, 2010, the Company had $2.4 million of gross unrecognized tax benefits, $1.6 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters through Fiscal 2007 and all material state and local income tax matters through Fiscal 2003.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statement of Operations. During Fiscal 2009, the Company accrued a provision for interest of $0.1 million. As of January 30, 2010, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.1 million, including accrued interest and penalties of $1.2 million.

Note 6. Leases

Leases - lessee

As more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 30, 2010	January 31 2009

	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	12,824	12,824

	22,166	22,166
Allowances for depreciation and amortization	(18,622)	(15,926)

	$3,544	$6,240

At January 30, 2010, the Company leased 557 stores under operating leases, many of which contain renewal options, for periods ranging from one to twenty-five years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume.

Net rental expense was as follows:

	Fiscal Year

	2009	2008	2007

	($ in thousands)
Minimum rentals	$86,016	$102,647	$123,303
Contingent rentals	417	581	849

	$86,433	$103,228	$124,152

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at January 30, 2010 are as follows:

	Operating Leases	Capital Leases

	($ in thousands)
2010	$62,928	$2,901
2011	36,431	2,154
2012	25,133	2,154
2013	14,999	2,154
2014	10,572	2,154
Thereafter	9,628	1,649

Total minimum payments required	$159,691	$13,166

Less: amounts representing interest		7,308

Present value of minimum lease payments		5,858
Less: current portion		1,372

Long-term capital lease obligations		$4,486

In addition to the obligations in the table above, a significant number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During Fiscal 2009, minimum rent payments based on a store’s sales volume were $10.2 million.

Interest rates on capital leases were between 5.65% and 37.0% per annum.

Leases - lessor

The Company, as lessor, entered into a 60 year lease, effective April 2009, covering real property owned by the Company in Miami, Florida. Under the provisions of the lease, the Company receives minimum monthly rent payments as follows:

	Annual Rent Payment	Total Payments

	($ in thousands)
Feb. 2010 – March 2029	$1,620	$31,050
April 2029 – March 2039	1,782	17,820
April 2039 – March 2049	1,960	19,602
April 2049 – March 2059	2,156	21,560
April 2059 – March 2069	2,372	23,718

Total future payments		$113,750

The lease allows for the tenant to terminate the lease after the twenty fifth year and every five years thereafter. Total guaranteed rent payments due to the Company are $40.0 million. The Company recorded rental income of $1.4 million in Fiscal 2009.

Note 7. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. As of February 1, 2009, the Company suspended its matching contribution. The Company expects to reinstate the matching contribution effective May 1, 2010. Prior to termination, participant vesting of the Company’s matching and profit sharing contribution was based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years. Total expense related to the Company’s matching contribution was approximately $0, $882,000 and $1,042,000 in Fiscal 2009, 2008 and 2007, respectively.

Stock Award Plans

The Company has five employee stock award plans, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive and Share Award Plan (the “New Plan”). Additionally, the Company has a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans. Under the New Plan, the Company generally issues Stock-Settled Appreciation Rights (“SSARS”) that become exercisable in 50% increments commencing three years from the date of grant and have a maximum term of ten years from issuance. Under the 1990 Plan, awards generally become exercisable commencing one year from the date of grant in increments of 25% per year with a maximum term of ten years. In addition, directors of the Company receive annual grants of deferred shares of Common Stock (“Deferred Shares”) issued under the 1990 Plan which vest equally in three years from date of grant.

Stock options and SSARS authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of January 30, 2010, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 7.8 million were granted and are outstanding, 6.4 million of which were vested and exercisable. Shares available for future grants of options and other share based awards at January 30, 2010 and January 31, 2009 were 3.0 million and 3.2 million, respectively.

During Fiscal 2008, the Company issued 275,000 restricted stock units. Restricted stock units vest 50% after two years and 50% after three years and will be settled in cash upon vesting. During Fiscal 2009 and Fiscal 2008, the Company recognized $75,000 and $17,000, respectively, in expenses related to the grant of restricted stock units.

The following table summarizes information about the stock awards outstanding under the Old Plans, New Plan and 1990 Plan as of January 30, 2010:

	Outstanding				Exercisable

Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.00-$2.66	684,065	8.5	$0.05	$858,228	50,587	$0.00	$65,763
2.67-5.33	2,290,752	4.1	4.07	—	1,926,376	3.84	—
5.34-8.00	727,775	6.4	6.29	—	348,000	7.08	—
8.01-10.67	2,592,093	2.6	9.10	—	2,592,093	9.10	—
10.68-13.33	692,000	0.2	10.88	—	692,000	10.88	—
13.34-16.00	783,455	5.1	14.32	—	783,455	14.32	—

Total	7,770,140	4.0	$7.24	$858,228	6,392,511	$8.17	$65,763

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $1.30 as of January 30, 2010, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date. There were no in-the-money awards exercisable as of January 30, 2010.

The following table summarizes activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share(1)	Weighted Average Exercise Price

Balance February 3, 2007	10,058,854	$3.16-$23.75	$ 8.70
Granted	654,716	4.80-5.50	4.43
Exercised	(272,802)	3.16-3.96	3.45
Forfeited	(900,000)	11.20	11.20
Canceled	(520,373)	3.50-23.75	5.01

Balance February 2, 2008	9,020,395	$3.50-$17.79	$ 8.26
Granted	431,728	1.16-2.91	2.66
Exercised	(94,825)	3.50	3.50
Forfeited	(569,371)	3.50-17.79	12.47
Canceled	(329,462)	3.50-13.28	2.93

Balance January 31, 2009	8,458,465	$1.16-$15.25	$ 7.86
Granted	348,264	0.98	0.98
Exercised(2)	(137,693)	0.00	0.00
Forfeited	(113,622)	2.76-5.50	3.34
Canceled	(785,274)	3.50-15.25	12.63

Balance January 30, 2010	7,770,140	$0.98-$14.32	$ 7.23

(1)	Exercise price ranges do not include the impact of deferred or restricted shares and restricted stock units that were granted at an exercise price of $0.

(2)	Represents vesting of restricted and deferred shares.

During Fiscal 2009, 2008 and 2007, the Company recognized expenses of approximately $103,000, $213,000 and $526,000, respectively, for deferred shares issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

Under the 1990 Restricted Stock Plan, the Compensation Committee of the Board of Directors is authorized to grant awards for up to 900,000 restricted shares of Common Stock to executive officers and other key employees of the Company. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If conditions or terms under which an award is granted are not satisfied, the shares are forfeited. Shares vest under these grants over a period of two to five years, with vesting criteria that includes continuous employment until applicable vesting dates have expired. As of January 30, 2010, a total of 330,000 shares have been granted, of which 240,000 shares have vested and 90,000 shares had been forfeited. Unearned compensation is recorded at the date of award, based on the market value of the shares, and is amortized over the applicable vesting period. The amount amortized to expense in Fiscal 2009, 2008 and 2007, net of the impact of forfeitures, was approximately $16,000, $62,000 and $54,000, respectively. As of January 30, 2010, there were no outstanding awards and shares available for grant totaled 660,000.

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

For Fiscal 2009, Fiscal 2008 and Fiscal 2007, net periodic benefit cost recognized under both plans totaled approximately $1.0 million, $1.4 million, and $1.3 million, respectively. The accrued pension liability for both plans was approximately $11.4 million and $11.9 million at January 30, 2010 and January 31, 2009, respectively, and is recorded within Other long term liabilities. The accumulated benefit obligation for both plans was approximately $9.6 million and $9.7 million as of January 30, 2010 and January 31, 2009, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 30, 2010	January 31, 2009

	($ in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$11,913	$14,175
Service cost	195	273
Interest cost	802	1,114
Actuarial gain	(1,458)	(3,597)
Benefits paid	(52)	(52)

Projected Benefit obligation at end of year	$11,400	$11,913

Fair value of plan assets at end of year	$—	$—

Reconciliation of Funded Status:
Funded status	($11,400)	($11,913)
Unrecognized prior service cost	2,289	2,630
Unrecognized net actuarial gain	(4,906)	(3,793)

Accrued benefit cost	(14,017)	(13,076)
Decrease (increase) in liability	2,617	1,163

Accrued pension liability	($11,400)	($11,913)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 30, 2010	January 31, 2009

	($ in thousands)

Accrued pension liability	($11,400)	($11,913)
Accumulated other comprehensive loss	(2,617)	(1,163)
Deferred tax liability (asset)	1,099	(1,233)

Net amount recognized	($12,918)	($14,309)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other
Comprehensive (Income) Loss:
($ in thousands)

	Fiscal Year
	2009	2008	2007

Net Periodic Benefit Cost:
Service cost	$195	$218	$216
Interest cost	802	891	763
Amortization of prior service cost	342	342	342
Amortization of net (gain) loss	(346)	(2)	(2)

Net periodic benefit cost	$993	$1,449	$1,319

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:
Net prior service cost recognized as a component of net periodic benefit cost	($342)	($427)
Net actuarial gain recognized as a component of net periodic benefit cost	346	3
Net actuarial gain arising during the period	(1,458)	(3,597)

	(1,454)	(4,021)
Income tax effect	2,332

Total recognized in other comprehensive (income) loss	$878	($4,021)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,871	($2,572)

The pre-tax components of accumulated other comprehensive income, which have not yet been recognized as components of net periodic benefit cost as of January 30, 2010 and January 31, 2009 are summarized below.

($ in thousands)	January 30, 2010	January 31, 2009

Net unrecognized actuarial gain	($4,906)	($3,734)
Net unrecognized prior service cost	2,289	2,631

Accumulated other comprehensive income	($2,617)	($1,103)

In Fiscal 2009, approximately $342,000 of net unrecognized prior service cost and approximately $346,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 30, 2010, will be recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year

	2009	2008

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.75%
Salary increase rate	4.00%	4.00%
Measurement date	Jan. 30, 2010	Jan. 31, 2009

	2009	Fiscal Year 2008	2007

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.75%	6.25%
Salary increase rate	4.00%	4.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

($ in thousands)

2010	$ 98
2011	610
2012	852
2013	853
2014	854
2015 and thereafter	4,429

Note 8. Shareholders’ Equity

The Company has never declared dividends on its Common Stock. The Company’s Credit Facility restricts the payment of cash dividends.

Note 9. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.1 million, $2.1 million and $2.0 million in Fiscal 2009, 2008 and 2007 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins’ obligation for principal and interest on his underlying indebtedness relating to the real property is approximately $1.1 million per year. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2009, 2008 and 2007. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $6,800, $7,400 and $3,800 in Fiscal 2009, 2008 and 2007 respectively.

The Company charters an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2009, 2008 and 2007 were approximately $94,000, $205,000 and $29,000, respectively.

Note 10. Quarterly Financial Information (Unaudited)

	Fiscal 2009 Quarter Ended

	2009	January 30, 2010	October 31, 2009	August 1, 2009	May 2, 2009

	($ in thousands, except for per share amounts)
Net sales	$813,988	$295,422	$161,387	$165,746	$191,433
Gross profit	261,661	82,500	54,639	58,770	65,752

Net income (loss)	($42,449)	$11,359	($22,317)	($17,755)	($13,736)

Basic and diluted income (loss) per share	($1.35)	$0.36	($0.71)	($0.57)	($0.44)

During the fourth quarter of Fiscal 2009, the Company recorded an asset impairment charge of $3.6 million related to the write down of certain long-lived assets at underperforming locations. See Note 3 in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge. Also, during the fourth quarter of Fiscal 2009, the Company recorded a current federal tax benefit of $12.6 million primarily due to federal tax legislation enacted that provided for an increased carryback period for net operating losses incurred in 2008.

	Fiscal 2008 Quarter Ended

	2008	January 31, 2009	November 1, 2008	August 2, 2008	May 3, 2008

	($ in thousands, except for per share amounts)
Net sales	$987,625	$344,655	$195,193	$215,226	$232,551
Gross profit	330,895	106,626	65,411	75,870	82,988

Net loss	($68,955)	($9,457)	($28,442)	($19,230)	($11,826)

Basic and diluted loss per share	($2.21)	($0.30)	($0.91)	($0.62)	($0.38)

During the fourth quarter of Fiscal 2008, the Company recorded an asset impairment charge of $15.2 million related to the write down of certain long-lived assets at underperforming locations. See Note 3 in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge.

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

4.4

Amended and Restated Credit Agreement between Trans World Entertainment and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

4.5

Rights Agreement, between Trans World Entertainment Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent – incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.6

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

*31.1

Certification of Chief Executive Officer dated April 15, 2010, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2010, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2

Certification of Chief Financial Officer dated April 15, 2010, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2010, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

**32

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 15, 2010, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2010.

* Filed herewith
** Furnished herewith