Form 10-Q
period 2010-05-01
TRANS WORLD ENTERTAINMENT CORP
filed 2010-06-10
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
31,424,529 shares outstanding as of May 29, 2010

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,275	$71,514	$8,221
Merchandise inventory	251,279	266,568	332,695
Other current assets	7,718	15,062	20,798

Total current assets	280,272	353,144	361,714

NET FIXED ASSETS	31,398	33,908	47,552
OTHER ASSETS	9,790	7,514	6,817

TOTAL ASSETS	$321,460	$394,566	$416,083

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$74,746	$130,549	$89,304
Borrowings under line of credit	—	—	28,981
Accrued expenses and other current liabilities	34,411	38,701	37,960
Current portion of long-term debt	611	602	579
Current portion of capital lease obligations	828	1,372	3,121

Total current liabilities	110,596	171,224	159,945

LONG-TERM DEBT, less current portion	2,231	2,388	2,839
CAPITAL LEASE OBLIGATIONS, less current portion	4,314	4,486	5,142
OTHER LONG-TERM LIABILITIES	22,129	23,115	26,054

TOTAL LIABILITIES	139,270	201,213	193,980

SHAREHOLDERS’ EQUITY

Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,498,429, 56,498,429 and 56,494,906 shares issued, respectively)	565	565	565
Additional paid-in capital	308,074	307,823	306,982
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income	1,518	1,518	2,396
Retained earnings	89,588	101,002	129,715

TOTAL SHAREHOLDERS’ EQUITY	182,190	193,353	222,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$321,460	$394,566	$416,083

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended

	May 1, 2010	May 2, 2009

Net sales	$156,539	$191,433
Cost of sales	105,014	125,681

Gross profit	51,525	65,752
Selling, general and administrative expenses	62,178	79,359

Loss from operations	(10,653)	(13,607)
Interest expense, net	688	703

Loss before income tax expense (benefit)	(11,341)	(14,310)
Income tax expense (benefit)	74	(574)

Net loss	$(11,415)	$(13,736)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.36)	$(0.44)

Weighted average number of common shares – basic and diluted	31,395	31,296

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended

	May 1, 2010	May 2, 2009

Net cash used by operating activities	$(46,779)	$(48,570)

Cash flows from investing activities:
Purchases of fixed assets	(747)	(1,334)
Acquisition of business, net of cash received	(1,849)	—

Net cash used by investing activities	(2,596)	(1,334)

Cash flows from financing activities:
Proceeds from line of credit	—	28,981
Payments of long-term debt	(148)	(138)
Payments of capital lease obligations	(716)	(773)

Net cash (used) provided by financing activities	(864)	28,070

Net decrease in cash and cash equivalents	(50,239)	(21,834)
Cash and cash equivalents, beginning of period	71,514	30,055

Cash and cash equivalents, end of period	$21,275	$8,221

Supplemental disclosure of non-cash investing and financing activities:
Issuance of deferred shares	$—	$465

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 1, 2010 and May 2, 2009

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com and www.suncoast.com in a single industry segment. As of May 1, 2010, the Company operated 544 stores totaling approximately 3.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (see Note 7 for further details on the revolving credit facility). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2010 and beyond including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2009, management closed 133 stores, with an additional 18 stores closed in the first quarter of 2010, and plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations. The Company expects to close its distribution facility in Carson, California during Fiscal 2010.

Seasonality:
The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2009, the fourth fiscal quarter accounted for approximately 36% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, temporary employees to supplement its permanent store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter (which the Company has experienced during its three most recent fourth quarters), the Company’s operating results, particularly operating and net income, would be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, store closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 30, 2010 has been derived from the Company’s January 30, 2010 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 1, 2010 and May 2, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2010.

Note 3. Recently Adopted Accounting Pronouncements

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

Note 4. Acquisition

On March 29, 2010 (“Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of the Value Music Concepts, Inc., (“Value Music”) a Georgia Corporation. The purchase included substantially all of the ongoing business of Value Music, which includes five store leases and equipment, inventory and all related trade names and trademarks (the “Acquisition”). The purchase price consideration was $1.8 million.

The Acquisition has been accounted for in accordance with ASC Topic 805, Business Combinations (“ASC Topic 805”). Accordingly, the total purchase price has been allocated on a provisional basis to assets acquired and net liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized.

The fair value of the net assets acquired was approximately $2.2 million, which exceeds the preliminary estimated purchase price of $1.8 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $0.4 million as a gain on bargain purchase. The gain on bargain purchase of $0.4 million was included as a reduction of SG&A expenses within income from operations in the Consolidated Statements of Operations in the first quarter of 2010. The recorded amounts are provisional and subject to change. The Company continues to evaluate the purchase price allocation, including the opening fair value of inventory and accrued liabilities, which may require the Company to adjust the recorded gain.

The Company believes that it was able to acquire Value Music for less than the fair value of its assets because of (i) the seller’s intent to exit its Value Music operations through bankruptcy liquidation and (ii) the Company’s unique position as a market leader in this industry segment.

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the Acquisition Date. A single estimate of fair value results from a series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed are not expected to materially impact the Company’s results of operations. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following are estimated fair value of assets acquired and liabilities assumed as of the Acquisition date (in thousands):

Cash	$11
Inventory	2,502
Other assets	9
Other liabilities	(312)

Net assets acquired	2,210
Less: Purchase price	1,860

Gain on Bargain purchase	$350

Under ASC 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $163,000 of acquisition related costs, which are included in Selling, General and Administrative expenses in the Statement of Operations. Any additional acquisition expense is expected to be immaterial.

In the period between the Acquisition Date and May 1, 2010, Value Music generated approximately $0.8 million of net sales and $0.1 million of net income. The Company has included the operating results of Value Music in its consolidated financial statements since the Acquisition Date.

The unaudited pro forma statement of operations of the Company assuming this transaction occurred at February 1, 2009 is as follows:

	Thirteen Weeks Ended

(In thousands, except per share amounts)	May 1, 2010	May 2, 2009

Net Sales	$157,963	$194,584
Net Loss	$(11,439)	$(13,201)

Diluted Loss per Share	$(0.36)	$(0.42)

The unaudited pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

Note 5. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 1, 2010 and May 2, 2009 was $0.5 million and $0.7 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended May 1, 2010 and May 2, 2009.

As of May 1, 2010, there was approximately $0.3 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 0.4 years. Following the end of the first quarter of 2010, the Company issued 900,000 options which will increase unrecognized compensation costs and extend the weighted average period that expense will be recognized.

As of May 1, 2010, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 6.5 million were granted and are outstanding, 6.1 million of which were vested and exercisable. Awards available for future grants at May 1, 2010 were 3.4 million. During the thirteen weeks ended May 1, 2010, the Company did not issue any SSARS (Stock-Settled Appreciation Rights), or other instruments, requiring use of an option pricing valuation model.

The following table summarizes stock award activity during the thirteen weeks ended May 1, 2010:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term

Balance January 30, 2010	7,770,140	$7.24	4.0
Granted	—	—	—
Exercised	—	—	—
Forfeited	(456,854)	1.11	—
Expired	(835,680)	10.34	—

Balance May 1, 2010	6,477,606	$7.27	3.6

Exercisable at May 1, 2010	6,080,254	$7.59	3.3

(1)	Exercise price ranges include the impact of deferred or restricted stock units that were granted at an exercise price of $0.

The intrinsic value of stock awards outstanding and exercisable as of May 1, 2010 was $729,473 and $219,537, respectively.

Note 6. Defined Benefit Plans

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended

	May 1, 2010	May 2, 2009

	($ in thousands)
Service cost	$33	$49
Interest cost	163	200
Amortization of prior service cost	86	85
Amortization of net gain	(171)	(86)

Net periodic pension cost	$111	$248

During the thirteen weeks ended May 1, 2010, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $69,000 in benefits relating to the SERP and $29,000 in benefits relating to the Director Retirement Plan during Fiscal 2010.

Note 7. Line of Credit

In April 2010, the Company entered into a $100 million amended and restated Credit Agreement (“Amended Credit Facility”). The principal amount of all outstanding loans under the Amended Credit Facility together with any accrued but unpaid interest, are due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility are secured by the assets of the Company.

The Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Company is compliant with all covenants. The Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Amended Credit Facility also contains other terms and conditions, including prohibiting the payment of dividends and covenants around the number of store closings. It also changed the formula for interest rates.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $88.2 million as of May 1, 2010. As of May 1, 2010, the Company didn’t have any borrowings under the revolving credit facility and had $1.8 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 1, 2010 was 3.25%.

As of May 2, 2009, the Company had borrowed $29.0 million under the previous revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and

$113.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 2, 2009 was 1.46%.

Note 8. Comprehensive Loss

Other accumulated comprehensive income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen weeks ended May 1, 2010 and May 2, 2009.

Note 9. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended

	May 1, 2010	May 2, 2009

	(in thousands)
Cost of sales	$316	$384
Selling, general and administrative expenses	2,863	3,660

Total	$3,179	$4,044

The $0.9 million decline in depreciation expense during the thirteen weeks ended May 1, 2010, compared to the same period last year, is primarily due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2009.

Note 10. Loss Per Share

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

For the thirteen week periods ended May 1, 2010, and May 2, 2009, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen weeks ended May 1, 2010 and May 2, 2009 were approximately 5.1 million and 7.8 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 1, 2010 and May 2, 2009

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, home video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

At May 1, 2010, the Company operated 544 stores totaling approximately 3.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 86% of the Company’s sales in the thirteen weeks ended May 1, 2010. The balance of categories, including software accessories, electronics and trend products represented 14% of the Company’s sales in the thirteen weeks ended May 1, 2010.

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

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2010
Compared to the Thirteen Weeks Ended May 2, 2009

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended

	May 1, 2010	May 2, 2009	Change	%	Comparable Store Net Sales
	(in thousands except store data)

Net sales:	$156,539	$191,433	$(34,894)	(18.2%)	(2.7%)
As a percentage of net sales:
Music	36%	36%			(0.6%)
Video	44%	43%			1.0%
Video Games	6%	8%			(36.4%)
Other	14%	13%			0.5%

Store Count:	544	704	(160)	(22.7%)

Net sales. The 18% decrease in net sales during the thirteen weeks ended May 1, 2010, as compared to the same period last year, resulted from a comparable store net sales decline of 2.7% along with the decrease in store count of 23%.

Music:
The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 36% of total net sales for the thirteen weeks ended May 1, 2010.

Comparable store net sales in the music category decreased 0.6% during the thirteen weeks ended May 1, 2010. Total unit sales industry-wide were down 12% during the period corresponding to the Company’s first fiscal quarter.

Video:
The Company offers DVDs and high definition DVDs (“Bluray”) in all of its stores. Comparable store net sales in the video category increased 1.0% during the first quarter. For the quarter, the industry was down 8%. Strong promotions and the performance of Avatar helped drive comp sales results.

Video Games:
The -36.4% comparable store sales in video games was due to a reduction in the number of stores carrying games. During Fiscal 2009, the Company eliminated the game category in over 200 stores. As of quarter-end, 139 of our stores carried games compared to 283 a year ago.

Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen weeks ended May 1, 2010, comparable store net sales increased 0.5% for these categories.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change

	May 1, 2010	May 2, 2009	$	%

Gross Profit	$51,525	$65,752	$(14,227)	(21.6%)

As a percentage of net sales	32.9%	34.3%

The reduction in gross profit as a percentage of sales was due to lower vendor allowances this year versus last year.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change

	May 1, 2010	May 2, 2009	$	%

SG&A Expenses	$62,178	$79,359	$(17,181)	(21.6%)
As a percentage of net sales	39.7%	41.5%

SG&A expenses decreased $17.2 million, or 22% on the net sales decline of 18%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2009 and lower variable selling expenses on the sales decline. Included in SG&A expenses is a gain on bargain purchase of $350,000 related to the acquisition of five Value Music stores, offset by $163,000 in acquisition costs.

Interest Expense, Net. Net interest expense was $0.7 million during the thirteen weeks ended May 1, 2010 and May 2, 2009.

Income Tax Expense (Benefit). As of January 30, 2010 and January 31, 2009, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 30, 2010, the projected net loss for the year ending January 29, 2011 and the net loss incurred for the thirteen weeks ended May 1, 2010, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

For the thirteen weeks ended May 1, 2010, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

For the thirteen weeks ended May 2, 2009, the tax benefit associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions, the reduction of tax reserves due to a tax examination settlement and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended (in thousands)

	May 1, 2010	May 2, 2009

Loss before income tax expense (benefit)	$(11,341)	$(14,310)

Income tax expense (benefit)	74	(574)

Net loss	$(11,415)	$(13,736)

For the thirteen weeks ended May 1, 2010, the Company’s net loss decreased $2.3 million to $11.4 million from $13.7 million for the thirteen weeks ended May 2, 2009. The decreased loss was due to a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales and a decrease in gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2010 and beyond including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2009, management closed 133 stores, as well as closing 18 stores in the first quarter of 2010, and plans to continue its careful evaluation of store profitability of its remaining 544 stores in consideration of lease terms, conditions and expirations. The Company expects to close its distribution facility in Carson, California during Fiscal 2010.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 1, 2010 and May 2, 2009, or at those dates:

	Thirteen weeks ended		Change

(in thousands)	May 1, 2010	May 2, 2009	$

Operating Cash Flows	$(46,779)	$(48,570)	$1,791
Investing Cash Flows	(2,596)	(1,334)	(1,262)
Financing Cash Flows	(864)	28,070	(28,934)
Capital Expenditures	(747)	(1,334)	587

Cash and Cash Equivalents	21,275	8,221	13,054
Merchandise Inventory	251,279	332,695	(81,416)
Working Capital	169,676	201,769	(32,093)

The Company had cash and cash equivalents of $21.3 million at May 1, 2010, compared to $71.5 million at January 30, 2010 and $8.2 million at May 2, 2009. In line with our initiative to reduce our inventory levels, merchandise inventory was $69 per square foot at May 1, 2010, compared to $74 per square foot at May 2, 2009.

Cash used by operating activities was $46.8 million for the thirteen weeks ended May 1, 2010. The primary use of cash was a $55.8 million seasonal reduction of accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities was $2.6 million for the thirteen weeks ended May 1, 2010. The primary use of cash was $1.8 million for the acquisition of Value Music.

Cash used by financing activities was $0.9 million for the thirteen weeks ended May 1, 2010 for the payment on long term debt on capital lease obligations.

In April 2010, the Company entered into a $100 million amended and restated Credit Agreement (“Amended Credit Facility”). The principal amount of all outstanding loans under the Amended Credit Facility together with any accrued but unpaid interest, are due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility are secured by the assets of the Company.

The Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Amended Credit Facility also contains other terms and conditions including prohibiting the payment of dividends and covenants around the number of store closings. It also changed the formula for interest rates.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $88.2 million as of May 1, 2010. As of May 1, 2010, the Company didn’t have any borrowings under the revolving credit facility and had $1.8 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 1, 2010 was 3.25%.

As of May 2, 2009, the Company had borrowed $29.0 million under the previous revolving credit facility, had $0.1 million in outstanding letter of credit obligations under the revolving credit facility and $113.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 2, 2009 was 1.46%.

We believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires on April, 2013, will provide us with sufficient liquidity through the expiration of this credit facility.

Capital Resources. During the thirteen weeks ended May 1, 2010, the Company made capital expenditures of $0.7 million. The Company plans to spend approximately $10 million for capital expenditures in fiscal 2010.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 30, 2010 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 30, 2010.

Recently Issued Accounting Pronouncements:

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its revolving credit facility can be variable. Interest on the revolving credit facility is payable monthly in arrears at a variable rate of either the prime rate or LIBOR plus 0.75%. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 1, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submissions of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 - Exhibits

(A) Exhibits - Exhibit No.	Description

10.1	Offer Letter for Mike Honeymen, President and Chief Operating Officer

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 10, 2010	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 10, 2010	By:	/s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)