Form 10-Q
period 2010-07-31
TRANS WORLD ENTERTAINMENT CORP
filed 2010-09-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,
31,424,529 shares outstanding as of August 27, 2010

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,505	$71,514	$7,138
Merchandise inventory	237,141	266,568	320,413
Other current assets	8,523	15,062	22,373

Total current assets	256,169	353,144	349,924

NET FIXED ASSETS	29,074	33,908	44,458
OTHER ASSETS	9,356	7,514	7,479

TOTAL ASSETS	294,599	$394,566	$401,861

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$69,233	$130,549	$94,675
Borrowings under line of credit	—	—	28,328
Accrued expenses and other current liabilities	29,408	38,701	37,823
Current portion of long-term debt	621	602	584
Current portion of capital lease obligations	677	1,372	2,662

Total current liabilities	99,939	171,224	164,072

LONG-TERM DEBT, less current portion	2,072	2,388	2,693
CAPITAL LEASE OBLIGATIONS, less current portion	4,136	4,486	4,813
OTHER LONG-TERM LIABILITIES	22,007	23,115	25,612

TOTAL LIABILITIES	128,154	201,213	197,190

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,527,519, 56,498,429 and 56,498,429 shares issued, respectively)	565	565	565
Additional paid-in capital	308,113	307,823	307,306
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income	1,518	1,518	2,396
Retained earnings	73,804	101,002	111,959

TOTAL SHAREHOLDERS’ EQUITY	166,445	193,353	204,671

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$294,599	$394,566	$401,861

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$135,804	$165,746	$292,342	$357,179
Cost of sales	90,075	106,976	195,089	232,658

Gross profit	45,729	58,770	97,253	124,521
Selling, general and administrative expenses	60,554	75,767	122,732	155,126

Loss from operations	(14,825)	(16,997)	(25,479)	(30,605)
Interest expense, net	815	684	1,504	1,386

Loss before income tax (benefit)	(15,640)	(17,681)	(26,983)	(31,991)
Income tax expense (benefit)	141	74	215	(499)

Net loss	$(15,781)	$(17,755)	$(27,198)	$(31,492)

LOSS PER SHARE:

Basic and diluted loss per share	$(0.50)	$(0.57)	$(0.87)	$(1.00)

Weighted average number of common shares outstanding – basic and diluted	31,424	31,394	31,410	31,345

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended

	July 31, 2010	August 1, 2009

Net cash used by operating activities	$(56,280)	$(47,039)

Cash flows from investing activities:
Purchases of fixed assets	(1,539)	(2,366)
Acquisition of business, net of cash received	(1,848)	—

Net cash used by investing activities	(3,387)	(2,366)

Cash flows from financing activities:
Proceeds from line of credit	—	28,328
Payments of long-term debt	(297)	(279)
Payments of capital lease obligations	(1,045)	(1,561)

Net cash (used) provided by financing activities	(1,342)	26,488

Net decrease in cash and cash equivalents	(61,009)	(22,917)
Cash and cash equivalents, beginning of year	71,514	30,055

Cash and cash equivalents, end of period	$10,505	$7,138

Supplemental disclosure of non-cash investing and financing activities:
Issuance of deferred shares	$—	$465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and August 1, 2009

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, www.secondspin.com and www.suncoast.com in a single industry segment. As of July 31, 2010, the Company operated 534 stores totaling approximately 3.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (see Note 7 for further details on the revolving credit facility). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered and implemented many initiatives as part of its operating plan for 2010 and beyond including a focus on the operation of a core base of stores, optimized pricing strategies and further streamlining its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2009, management closed 133 stores, with an additional 28 stores closed in the first twenty-six weeks of 2010, and plans to continue the careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations. In addition, the Company plans to close its distribution facility in Carson, California during Fiscal 2010.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 30, 2010 has been derived from the Company’s January 30, 2010 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

Under ASC 805-10, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $277,000 of acquisition related costs, which are included in Selling, General and Administrative expenses in the Statement of Operations. Any additional acquisition expense is expected to be immaterial.

In the period between the Acquisition Date and July 31, 2010, Value Music generated approximately $3.3 million of net sales and $0.5 million of net income. The Company has included the operating results of Value Music in its consolidated financial statements since the Acquisition Date.

The unaudited pro forma statement of operations of the Company assuming this transaction occurred at February 1, 2009 is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

(In thousands, except per share amounts)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net Sales	$135,804	$168,897	$293,766	$363,297
Net Loss	$(15,781)	$(17,220)	$(27,222)	$(30,513)
Diluted Loss per Share	$(0.50)	$(0.55)	$(0.87)	$(0.97)

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

Note 5. Stock Based Compensation

During the thirteen weeks ended July 31, 2010, the Company recognized income of $0.1 million for stock-based compensation. Actual forfeitures of equity based awards were greater than estimated forfeitures resulting in the reversal of previously accrued compensation costs. Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended August 1, 2009 was $0.7 million before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended July 31, 2010 and August 1, 2009.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $0.4 million and $1.4 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the twenty-six weeks ended July 31, 2010 and August 1, 2009.

As of July 31, 2010, there was approximately $0.9 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.3 years.

As of July 31, 2010, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 7.2 million were granted and are outstanding, 5.7 million of which were vested and exercisable. Awards available for future grants at July 31, 2010 were 2.5 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended July 31, 2010:

Twenty-six weeks ended July 31, 2010

Dividend yield	0%
Expected stock price volatility	76.4%
Risk-free interest rate	2.13%
Expected award life (in years)	5.45
Weighted average fair value per share of awards granted during the period	$1.37

The following table summarizes stock award activity during the twenty-six weeks ended July 31, 2010:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term

Balance January 30, 2010	7,770,140	$7.91	4.0
Granted	1,179,898	2.11	9.8
Exercised	—	—	—
Vested deferred shares issued(2)	(29,090)	—	—
Forfeited	(180,956)	5.51	—
Expired	(1,516,785)	9.38	—

Balance July 31, 2010	7,223,207	$6.89	4.5

Exercisable at July 31, 2010	5,661,707	$7.72	3.2

(1)

Exercise price ranges exclude the impact of deferred or restricted stock units that were granted at an exercise price of $0. During the twenty six weeks ended July 31, 2010, 279,898 restricted stock units were granted.

(2)	Deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

The intrinsic value of stock awards outstanding and exercisable as of July 31, 2010 was $1.0 million and $123,000, respectively.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended

	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

	(in thousands)		(in thousands)
Service cost	$33	$49	$67	$98
Interest cost	163	200	326	400
Amortization of prior service cost	86	85	171	170
Amortization of net gain	(171)	(86)	(342)	(172)

Net periodic pension cost	$111	$248	$222	$496

During the twenty-six weeks ended July 31, 2010, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $69,000 in benefits relating to the SERP and $29,000 in benefits relating to the Director Retirement Plan during Fiscal 2010.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $85.4 million as of July 31, 2010. As of July 31, 2010, the Company didn’t have any borrowings under the revolving credit facility and had $1.1 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended July 31, 2010 was 6.75%.

As of August 1, 2009, the Company had borrowed $28.3 million under the Credit Facility, had $0.7 million in outstanding letter of credit obligations under the Credit Facility and $104 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended August 1, 2009 was 1.34%.

Note 8. Comprehensive Loss

Other accumulated comprehensive income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009.

Note 9. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

	(in thousands)		(in thousands)
Cost of sales	$307	$372	$622	$756
Selling, general and administrative expenses	2,788	3,653	5,651	7,314

Total	$3,095	$4,025	$6,273	$8,070

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

For the thirteen and twenty-six week periods ended July 31, 2010, and August 1, 2009, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen weeks ended July 31, 2010 and August 1, 2009 were approximately 4.7 million and 6.5 million, respectively. Total anti-dilutive stock awards for the twenty-six weeks ended July 31, 2010 and August 1, 2009 were approximately 4.9 million and 7.2 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
July 31, 2010 and August 1, 2009

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

Note 1 of Notes to the Consolidated Financial Statements on Form 10-K for the year ended January 30, 2010 includes a summary of the significant accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 30, 2010.

At July 31, 2010, the Company operated 534 stores totaling approximately 3.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 86% of the Company’s sales in the twenty-six weeks ended July 31, 2010. The balance of categories, including software accessories, electronics and trend products represented 14% of the Company’s sales in the twenty-six weeks ended July 31, 2010.

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

Cost of Sales and Gross Profit: Gross profit is impacted primarily by the mix of products sold, by discounts negotiated with vendors and discounts offered to customers. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with purchasing, receiving, shipping, inspecting and warehousing product and costs associated with product returns to vendors. Cost of sales further includes obsolescence charges and is reduced by the benefit of vendor allowances, net of direct reimbursements of expense.

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

RESULTS OF OPERATIONS
Thirteen and Twenty-six Weeks Ended July 31, 2010
Compared to the Thirteen and Twenty-six Weeks Ended August 1, 2009

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and twenty-six weeks ended July 31, 2010 and August 1, 2009, by category:

	Thirteen weeks ended					Twenty-six weeks ended

	July 31, 2010	August 1, 2009	Change	%	Comp Store Sales	July 31, 2010	August 1, 2009	Change	%	Comp Store Sales

	(in thousands)					(in thousands)

Net sales	$135,804	$165,746	$(29,942)	(18%)	(2%)	$292,342	$357,179	$(64,837)	(18%)	(2%)
As a % of sales
Music	38%	38%			(3%)	37%	37%			(2%)
Home Video	42%	41%			3%	44%	42%			2%
Video Games	5%	8%			(37%)	5%	8%			(37%)
Other	15%	13%			7%	14%	13%			3%

Store Count:						534	697	(163)	(23%)

Net sales. Sales decreased 18% in the thirteen and twenty-six week periods ending July 31, 2010, respectively. The decrease in total sales is due to comparable store sales decline of 2% for the thirteen and twenty-six week periods ended July 31, 2010 and a decline of 23% in the number of stores in operation as compared to the same periods last year.

Music:
The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 38% and 37% of total net sales for the thirteen and twenty-six weeks ended July 31, 2010, respectively.

During the thirteen and twenty-six weeks ended July 31, 2010, music sales in comparable stores decreased 3% and 2%, respectively, versus the thirteen and twenty-six weeks ended August 1, 2009. The decrease is related to continued industry declines. Total CD unit sales industry-wide were down 22% during the period corresponding to the Company’s second fiscal quarter.

Home Video:
The Company offers DVDs and high definition DVDs (“Bluray”) in all of its stores. Comparable store sales in the video category increased 3% and 2% during the thirteen and twenty-six week periods ending July 31, 2010, respectively. For the quarter, the industry was down 9%.

Video Games:
The 37% comparable store sales decline in video games was due to a reduction in the number of stores carrying games. During Fiscal 2009, the Company eliminated the game category in over 200 stores. As of quarter-end, 135 of our stores carried games compared to 360 a year ago. Video game comparable stores sales in the 135 stores carrying games going forward were down 21%.

Other:
The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen and twenty-six weeks ended July 31, 2010, comparable store net sales increased 7% and 3% for these categories, respectively.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	July 31, 2010	August 1, 2009	$	%	July 31, 2010	August 1, 2009	$	%

Gross Profit	$45,729	$58,770	$(13,041)	(22%)	$97,253	$124,521	($27,268)	(22%)

As a % of sales	33.7%	35.5%			33.3%	34.9%

The decrease in gross profit dollars of 22% in the thirteen and twenty-six weeks ended July 31, 2010 as compared to the same period last year is due to the decline in total sales and a 180 basis point decline in gross profit as a percentage of sales.

The decrease in gross profit as a percentage of sales for the twenty-six week periods ended July 31, 2010 reflects lower vendor allowances and higher clearance markdowns this year versus last year.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended (in thousands)		Change			Twenty-six weeks ended (in thousands)		Change

	July 31, 2010	August 1, 2009	$	%		July 31, 2010	August 1, 2009	$	%

SG&A	$60,554	$75,767	$(15,213)	(20%	)	$122,732	$155,126	$(32,394)	(21%	)

As a % of sales	44.6%	45.7%				42.0%	43.4%

SG&A expenses for the thirteen weeks ended July 31, 2010 decreased $15.2 million, or 20% on the net sales decline of 18%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2009 and lower variable selling expenses on the sales decline.

SG&A expenses for the twenty-six weeks ended July 31, 2010 decreased $32.4 million, or 21% on the net sales decline of 18%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2009 and lower variable selling expenses on the sales decline. Included in SG&A expenses is a gain on bargain purchase of $350,000 related to the acquisition of five Value Music stores, offset by for the twenty-six week period of 2010 is $277,000 in acquisition costs.

Interest Expense, net. Interest expense, net was $0.8 million and $1.5 million during the thirteen and twenty-six week periods ended July 31, 2010 compared to $0.7 million and $1.4 million for the thirteen and twenty-six week periods ended August 1, 2009, respectively.

Income Tax Expense (Benefit). As of January 30, 2010 and January 31, 2009, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 30, 2010, the projected net loss for the year ending January 29, 2011 and the net loss incurred for the twenty-six weeks ended July 31, 2010, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

For the twenty-six weeks ended August 1, 2009, the tax benefit associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions, the reduction of tax reserves due to a tax examination settlement and state taxes based on modified gross receipts incurred during this period.

For all other periods presented, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Twenty-six weeks ended

(in thousands)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Loss before income tax	$(15,640)	$(17,681)	$(26,983)	$(31,991)

Income tax expense (benefit)	141	74	215	(499)

Net loss	$(15,781)	$(17,755)	$(27,198)	$(31,492)

Loss before income tax benefit decreased $2.0 million to $15.6 million for the second quarter of 2010, from $17.7 million last year. For the thirteen weeks ended July 31, 2010, the Company’s net loss decreased $2.0 million, to $15.8 million from $17.8 million for the thirteen weeks ended August 1, 2009.

For the twenty-six weeks ended July 31, 2010, the loss before income taxes decreased $5.0 million to $27.0 million from $32.0 million last year. The Company’s net loss decreased $4.3 million to $27.2 million from $31.5 million for the twenty-six weeks ended August 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (see Note 7 for further details on the revolving credit facility). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered and implemented many initiatives as part of its operating plan for 2010 and beyond including a focus on the operation of a core base of stores, optimized pricing strategies and further streamlining of operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2009, management closed 133 stores, with an additional 28 stores closed in the first twenty-six weeks of 2010, and plans to continue the careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations. In addition, the Company plans to close its distribution facility in Carson, California during Fiscal 2010.

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty-six weeks ended July 31, 2010 and August 1, 2009:

	Twenty-six weeks ended		Change

(in thousands)	July 31, 2010	August 1, 2009	$

Operating Cash Flows	$(56,280)	$(47,039)	$(9,241)
Investing Cash Flows	(3,387)	(2,366)	(1,021)
Financing Cash Flows	(1,342)	26,488	(27,830)
Capital Expenditures	(1,539)	(2,366)	827

Cash and Cash Equivalents	10,505	7,138	3,367
Merchandise Inventory	237,141	320,413	(83,272)
Working Capital	156,230	185,852	(29,622)

The Company had cash and cash equivalents of $10.5 million at July 31, 2010, compared to $71.5 million at January 30, 2010 and $7.1 million at August 1, 2009. Merchandise inventory was $67 per square foot at July 31, 2010, compared to $72 per square foot at August 1, 2009.

Cash used by operating activities was $56.3 million for the twenty-six weeks ended July 31, 2010. The primary uses of cash during the twenty-six weeks ended July 31, 2010 were a seasonal reduction of accounts payable, resulting in a $31.9 million increase in net inventory (inventory less accounts payable) and losses from operation. The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities was $3.4 million for the twenty-six weeks ended July 31, 2010. The primary use of cash was $1.8 million for the acquisition of Value Music.

Cash used by financing activities was $1.3 million for the twenty-six weeks ended July 31, 2010 for the payment on long term debt on capital lease obligations.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $85.4 million as of July 31, 2010. As of July 31, 2010, the Company didn’t have any borrowings under the revolving credit facility and had $1.1 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended July 31, 2010 was 6.75%.

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

Capital Expenditures. During the twenty-six weeks ended July 31, 2010, the Company made capital expenditures of $1.5 million. The Company budgeted a total of $10 million for capital expenditures in 2010 and now expects to spend between $5 million and $10 million.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%.If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The Company does not hold any derivative instruments and does not engage in hedging activities.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 30, 2010.

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 9, 2010	By: /s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 9, 2010	By: /s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)