Form 10-Q
period 2010-10-30
TRANS WORLD ENTERTAINMENT CORP
filed 2010-12-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,
31,424,529 shares outstanding as of November 27, 2010

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,127	$71,514	$9,136
Merchandise inventory	270,800	266,568	368,958
Other current assets	17,673	15,062	19,781

Total current assets	294,600	353,144	397,875

NET FIXED ASSETS	26,763	33,908	41,576
OTHER ASSETS	9,427	7,514	7,508

TOTAL ASSETS	$330,790	$394,566	$446,959

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$115,312	$130,549	$135,518
Borrowings under line of credit	8,588	—	55,545
Accrued expenses and other current liabilities	27,635	38,701	38,049
Current portion of long-term debt	630	602	593
Current portion of capital lease obligations	700	1,372	2,021

Total current liabilities	152,865	171,224	231,726

LONG-TERM DEBT, less current portion	1,911	2,388	2,541
CAPITAL LEASE OBLIGATIONS, less current portion	3,953	4,486	4,652
OTHER LONG-TERM LIABILITIES	21,621	23,115	25,376

TOTAL LIABILITIES	180,350	201,213	264,295

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,527,519, 56,498,429 and 56,498,429 shares issued, respectively)	565	565	565
Additional paid-in capital	308,223	307,823	307,615
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income	1,518	1,518	2,396
Retained earnings	57,689	101,002	89,643

TOTAL SHAREHOLDERS’ EQUITY	150,440	193,353	182,664

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$330,790	$394,566	$446,959

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$128,787	$161,387	$421,129	$518,566
Cost of sales	84,870	106,747	279,959	339,404

Gross profit	43,917	54,640	141,170	179,162
Selling, general and administrative expenses	59,051	76,166	181,783	231,291

Loss from operations	(15,134)	(21,526)	(40,613)	(52,129)
Interest expense, net	927	698	2,431	2,085

Loss before income tax (benefit)	(16,061)	(22,224)	(43,044)	(54,214)
Income tax expense (benefit)	55	93	270	(406)

Net loss	$(16,116)	$(22,317)	$(43,314)	$(53,808)

LOSS PER SHARE:

Basic and diluted loss per share	$(0.51)	$(0.71)	$(1.38)	$(1.72)

Weighted average number of common shares outstanding – basic and diluted	31,425	31,395	31,415	31,362

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	October 30, 2010	October 31, 2009

Net cash used by operating activities	$(68,126)	$(69,796)

Cash flows from investing activities:
Purchases of fixed assets	(2,347)	(3,883)
Acquisition of business, net of cash received	(1,848)	—

Net cash used by investing activities	(4,195)	(3,883)

Cash flows from financing activities:
Proceeds from line of credit	8,588	55,545
Payments of long-term debt	(449)	(422)
Payments of capital lease obligations	(1,205)	(2,363)

Net cash provided by financing activities	6,934	52,760

Net decrease in cash and cash equivalents	(65,387)	(20,919)
Cash and cash equivalents, beginning of year	71,514	30,055

Cash and cash equivalents, end of period	$6,127	$9,136

Supplemental disclosure of non-cash investing and financing activities:
Issuance of deferred shares	$160	$465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2010 and October 31, 2009

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the brand names f.y.e. for your entertainment and Suncoast Motion Pictures, and operates e-commerce sites www.fye.com, www.secondspin.com and www.wherehouse.com in a single industry segment. As of October 30, 2010, the Company operated 533 stores totaling approximately 3.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (see Note 7 for further details on the revolving credit facility). The Company generated $49.8 million in cash flow from operations in 2009. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered and implemented many initiatives as part of its operating plan for 2010 and beyond, including a focus on the operation of a core base of stores, optimized pricing strategies and further streamlining its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office, the closure of 157 stores and the elimination or curtailment of certain other general and administrative expenses. Also, during the thirty nine weeks ended October 30, 2010, the Company closed an additional 29 stores. During the fourth quarter of Fiscal 2010, management plans to close between 60 and 80 of the remaining 533 stores and plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms and expirations. In addition, the Company plans to close its distribution facility in Carson, California during the Fourth Quarter of 2010.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 30, 2010 has been derived from the Company’s January 30, 2010 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

The unaudited pro forma statement of operations of the Company assuming this transaction occurred at February 1, 2009 is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

(In thousands, except per share amounts)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net Sales	$128,787	$164,097	$422,553	$527,394
Net Loss	$(16,116)	$(21,938)	$(43,338)	$(52,431)
Diluted Loss per Share	$(0.51)	$(0.70)	$(1.38)	$(1.67)

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

Note 5. Stock Based Compensation

During the thirteen weeks ended October 30, 2010, the Company recognized expense of $0.1 million for stock-based compensation. Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended October 31, 2009 was $0.6 million before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended October 30, 2010 and October 31, 2009.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $0.5 million and $2.0 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirty-nine weeks ended October 30, 2010 and October 31, 2009.

As of October 30, 2010, there was approximately $0.8 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.2 years.

As of October 30, 2010, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 7.2 million were granted and are outstanding, 5.7 million of which were vested and exercisable. Awards available for future grants at October 30, 2010 were 2.6 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended October 30, 2010:

Thirty-nine weeks ended October 30, 2010

Dividend yield	0%
Expected stock price volatility	76.4%
Risk-free interest rate	2.13%
Expected award life (in years)	5.45
Weighted average fair value per share of awards granted during the period	$1.37

The following table summarizes stock award activity during the thirty-nine weeks ended October 30, 2010:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term

Balance January 30, 2010	7,770,140	$7.91	4.0
Granted	1,179,898	2.11	9.5
Exercised	—	—	—
Vested deferred shares issued(2)	(29,090)	—	—
Forfeited	(183,356)	3.17	—
Expired	(1,551,150)	9.34	—

Balance October 30, 2010	7,186,442	6.89	4.3

Exercisable at October 30, 2010	5,629,842	7.72	3.0

(1)

Exercise price ranges exclude the impact of deferred or restricted stock units that were granted at an exercise price of $0. During the thirty six weeks ended October 30, 2010, 279,898 restricted stock units were granted.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended

	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

	(in thousands)		(in thousands)
Service cost	$33	$49	$99	$147
Interest cost	163	200	489	600
Amortization of prior service cost	86	85	258	255
Amortization of net gain	(171)	(86)	(513)	(258)

Net periodic pension cost	$111	$248	$333	$744

During the thirty-nine weeks ended October 30, 2010, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $69,000 in benefits relating to the SERP and $29,000 in benefits relating to the Director Retirement Plan during Fiscal 2010.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $90.0 million as of October 30, 2010. As of October 30, 2010, the Company had $8.6 million outstanding on the revolving credit facility and had $1.1 million in outstanding letter of credit obligations and $80.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 30, 2010 was 5.42%.

As of October 31, 2009, the Company had borrowed $55.5 million under the previous Credit Facility, had $3.6 million in outstanding letter of credit obligations under the previous Credit Facility and $90.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 31, 2009 was 1.33%.

Note 8. Comprehensive Loss

Other accumulated comprehensive income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009.

Note 9. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

	(in thousands)		(in thousands)
Cost of sales	$297	$351	$919	$1,106
Selling, general and administrative expenses	2,769	3,933	8,420	11,246

Total	$3,066	$4,284	$9,339	$12,352

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

For the thirteen and thirty-nine week periods ended October 30, 2010, and October 31, 2009, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen weeks ended October 30, 2010 and October 31, 2009 were approximately 4.7 million and 6.4 million, respectively. Total anti-dilutive stock awards for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 were approximately 4.9 million and 6.9 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 30, 2010 and October 31, 2009

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

At October 30, 2010, the Company operated 533 stores totaling approximately 3.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music, video and video games and related products. In total, these categories represented 85% of the Company’s sales in the thirty-nine weeks ended October 30, 2010. The balance of categories, including software accessories, electronics and trend products represented 15% of the Company’s sales in the thirty-nine weeks ended October 30, 2010.

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

RESULTS OF OPERATIONS
Thirteen and Thirty-nine Weeks Ended October 30, 2010
Compared to the Thirteen and Thirty-nine Weeks Ended October 31, 2009

The following table sets forth a period over period comparison of the Company’s sales for the thirteen weeks and thirty-nine weeks ended October 30, 2010 and October 31, 2009, by category:

	Thirteen weeks ended					Thirty-nine weeks ended

	October 30, 2010	October 31, 2009	Change	%	Comp Store Sales	October 30, 2010	October 31, 2009	Change	%	Comp Store Sales

		(in thousands)					(in thousands)

Net sales	$128,787	$161,387	$(32,600)	(20.2)%	(4.5)%	$421,129	$518,566	$(97,437)	(18.8)%	(3.1)%
As a % of sales
Music	36%	37%			(6.9)%	37%	37%			(3.4)%
Home Video	44%	41%			1.8%	43%	42%			1.7%
Video Games	5%	8%			(41.0)%	5%	8%			(38.1)%
Other	15%	14%			4.7%	15%	13%			3.8%

Store Count:						533	690	(157)	(22.8%)

Net sales. Sales decreased 20% and 19% in the thirteen and thirty-nine week periods ending October 30, 2010, respectively. The decrease in total sales is due to comparable store sales decline of 5% and 3% for the thirteen and thirty-nine week periods ended October 30, 2010, respectively and a decline of 23% in the number of stores in operation as compared to the same periods last year.

Music:

The Company’s stores and Internet websites offer a wide range of compact discs (“CDs”) and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category represented 36% and 37% of total net sales for the thirteen and thirty-nine weeks ended October 30, 2010, respectively.

During the thirteen and thirty-nine weeks ended October 30, 2010, music sales in comparable stores decreased 7% and 3%, respectively, versus the thirteen and thirty-nine weeks ended October 31, 2009. The decrease is related to continued industry declines. Total CD unit sales for the Company decreased 12% and 8% during the thirteen and thirty-nine weeks ended October 30, 2010. According to Soundscan, total CD unit sales industry-wide were down 24% and 21% during the thirteen and thirty-nine weeks ended October 30, 2010.

Home Video:

The Company offers DVDs and high definition DVDs (“Bluray”) in all of its stores. Comparable store sales in the video category increased 2% during the thirteen and thirty-nine week periods ending October 30, 2010. Total DVD and Bluray unit sales for the Company decreased 9% during the thirteen and thirty-nine weeks ended October 30, 2010. According to Warner Brothers Home Entertainment, total DVD and Bluray unit sales industry-wide were down 11% and 12% during the thirteen and thirty-nine weeks ended October 30, 2010.

Video Games:

The 41% comparable store sales decline in video games during the thirteen weeks ended October 30, 2010 was due to a reduction in the number of stores carrying games. During Fiscal 2009, the Company eliminated the game category in over 200 stores. As of quarter-end, 135 of our stores carried games compared to 347 a year ago.

Other:

The Company offers accessory items for the use, care and storage of entertainment software, along with electronics and trend products. For the thirteen and thirty-nine weeks ended October 30, 2010, comparable store net sales increased 5% and 4% for these categories, respectively.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 30, 2010	October 31, 2009	$	%	October 30, 2010	October 31, 2009	$	%

Gross Profit	$43,917	$54,640	$(10,723)	(19.6)%	$141,170	$179,162	$(37,992)	(21.2)%

As a % of sales	34.1%	33.9%			33.5%	34.5%

Gross profit dollars decreased 20% and 21% in the thirteen and thirty-nine weeks ended October 30, 2010, respectively, as compared to the same period last year. The decline is due to the decline in total sales.

The decrease in gross profit as a percentage of sales for the thirty-nine week periods ended October 30, 2010 reflects lower vendor allowances this year versus last year.

Selling, General & Administrative Expenses (“SG&A”). The following table sets forth a period over period comparison of the Company’s SG&A:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 30, 2010	October 31, 2009	$	%	October 30, 2010	October 31, 2009	$	%

SG&A	$59,051	$76,166	$(17,115)	(22.5)%	$181,783	$231,291	$(49,508)	(21.4)%

As a % of sales	45.9%	47.2%			43.2%	44.6%

SG&A expenses for the thirteen weeks ended October 30, 2010 decreased $17.1 million, or 23% on the net sales decline of 20%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count, the write-down of fixed assets at underperforming locations during the fourth quarter of 2009 and lower variable selling expenses on the sales decline.

SG&A expenses for the thirty-nine weeks ended October 30, 2010 decreased $49.5 million, or 21% on the net sales decline of 19%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count, the write-down of fixed assets at underperforming locations during the fourth quarter of 2009 and lower variable selling expenses on the sales decline. Included in SG&A expenses for the thirty-nine weeks ended October 30, 2010 is a gain on bargain purchase of $0.4 million related to the acquisition of five Value Music stores, which is offset by $277,000 in acquisition costs incurred during the thirty-nine week period of 2010.

Interest Expense, net. Interest expense, net was $0.9 million and $2.4 million during the thirteen and thirty-nine week periods ended October 30, 2010 compared to $0.7 million and $2.1 million for the thirteen and thirty-nine week periods ended October 31, 2009, respectively. The increase in interest expense is due to higher effective interest rates on the Company’s amended credit facility as compared to the previous credit facility.

Income Tax Expense (Benefit). As of January 30, 2010 and January 31, 2009, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 30, 2010, the projected net loss for the year ending January 29, 2011 and the net loss incurred for the thirty-nine weeks ended October 30, 2010, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

For the thirty-nine weeks ended October 31, 2009, the tax benefit associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions, the reduction of tax reserves due to a tax examination settlement and state taxes based on modified gross receipts incurred during this period.

For all other periods presented, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended		Thirty-nine weeks ended

(in thousands)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Loss before income tax	$(16,061)	$(22,224)	$(43,044)	$(54,214)
Income tax expense (benefit)	55	93	270	(406)

Net loss	$(16,116)	$(22,317)	$(43,314)	$(53,808)

Loss before income tax benefit decreased $6.1 million to $16.1 million for the third quarter of 2010, from $22.2 million last year. For the thirteen weeks ended October 30, 2010, the Company’s net loss decreased $6.2 million, to $16.1 million from $22.3 million for the thirteen weeks ended October 31, 2009. The decrease in the Company’s net loss for the thirteen weeks ended October 30, 2010 as compared to the prior year is due to lower SG&A expenses.

For the thirty-nine weeks ended October 30, 2010, the loss before income taxes decreased $11.2 million to $43.0 million from $54.2 million last year. The Company’s net loss decreased $10.5 million to $43.3 million from $53.8 million for the thirty-nine weeks ended October 31, 2009. The decrease in the Company’s net loss for the thirty nine weeks ended October 30, 2010 as compared to the prior year is due to lower SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (see Note 7 for further details on the revolving credit facility). The Company generated $49.8 million in cash flow from operations in 2009. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered and implemented many initiatives as part of its operating plan for 2010 and beyond, including a focus on the operation of a core base of stores, optimized pricing strategies and further streamlining its operations. During Fiscal 2009, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office, the closure of 157 stores and the elimination or curtailment of certain other general and administrative expenses. Also, during the thirty nine weeks ended October 30, 2010, the Company closed an additional 29 stores. During the fourth quarter of Fiscal 2010, management plans to close between 60 and 80 of the remaining 533 stores and plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms and expirations. In addition, the Company plans to close its distribution facility in Carson, California during the Fourth Quarter of 2010.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009:

	Thirty-nine weeks ended		Change

(in thousands)	October 30, 2010	October 31, 2009	$

Operating Cash Flows	$(68,126)	$(69,796)	$1,670
Investing Cash Flows	(4,195)	(3,883)	(312)
Financing Cash Flows	6,934	52,760	(45,826)
Capital Expenditures	(2,347)	(3,883)	1,536

Cash and Cash Equivalents	6,127	9,136	(3,009)
Merchandise Inventory	270,800	368,958	(98,158)
Working Capital	141,735	166,149	(24,414)

The Company had cash and cash equivalents of $6.1 million at October 30, 2010, compared to $71.5 million at January 30, 2010 and $9.1 million at October 31, 2009. Merchandise inventory was $76 per square foot at October 30, 2010, compared to $83 per square foot at October 31, 2009.

Cash used by operating activities was $68.1 million for the thirty-nine weeks ended October 30, 2010. The primary uses of cash during the thirty-nine weeks ended October 30, 2010 were a seasonal reduction of accounts payable, resulting in a $19.5 million increase in net inventory (inventory less accounts payable) and losses from operations. The Company’s merchandise inventory and accounts payable are heavily influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities was $4.2 million for the thirty-nine weeks ended October 30, 2010. The primary use of cash was $2.3 million in capital expenditures.

Cash provided by financing activities was $6.9 million for the thirty-nine weeks ended October 30, 2010. Borrowings on the company’s line of credit were $8.6 million during the period, which were offset by payments on long term debt on capital lease obligations.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $90.0 million as of October 30, 2010. As of October 30, 2010, the Company had $8.6 million outstanding on the revolving credit facility and had $1.1 million in outstanding letter of credit obligations and $80.3 million was remained available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 30, 2010 was 5.42%.

As of October 31, 2009, the Company had borrowed $55.5 million under the Credit Facility, had $3.6 million in outstanding letter of credit obligations under the Credit Facility and $90.9 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 31, 2009 was 1.33%.

We believe that cash flows provided by operations and available borrowing capacity under our credit facility, which expires on April, 2013, will provide us with sufficient liquidity through the expiration of this credit facility.

Capital Expenditures. During the thirty-nine weeks ended October 30, 2010, the Company made capital expenditures of $2.3 million. The Company plans to spend less than $5 million for capital expenditures in 2010.

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

Recently Issued Accounting Pronouncements:

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™ . Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 30, 2010, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 9, 2010	By: /s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 9, 2010	By: /s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)