Form 10-K
period 2011-01-29
TRANS WORLD ENTERTAINMENT CORP
filed 2011-04-14
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 29, 2011
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐          Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of July 31, 2010, 31,424,529 shares of the Registrant’s Common Stock, excluding 25,102,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 31, 2010 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $31,160,810. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 46.2% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2011, there were 31,454,529 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated

Proxy Statement for Trans World Entertainment Corporation’s July 14, 2011 Annual Meeting of Shareholders to be filed on or about June 6, 2011	III

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the Trans World Entertainment Corporation’s (“the Company’s) future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

•	new product introductions (“hit releases”);	•	availability of new real estate;
•	accelerated declines in compact disc (“CD”) and DVD industry sales;	•	vendor terms;
•	highly competitive nature of the retail entertainment business;	•	dependence on key employees and the ability to hire new employees;
•	new technology, including digital downloading;	•	product liability claims;
•	competitive pricing;	•	change in laws;
•	current economic conditions;	•	adverse publicity; and
•	the Company’s level of debt and related restrictions and limitations;	•	interest rate fluctuations;
•	future cash flows;

The reader should keep in mind that any forward-looking statement made by us in this document, or elsewhere, pertains only as of the date on which we make it. New risks and uncertainties come up from time-to-time and it’s impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

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

Item 1.   BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted. The Company operates retail stores and three e-commerce sites and is one of the largest specialty retailers of entertainment software, including music, video, and video games and related products in the United States.

          Stores and Store Concepts

At January 29, 2011, the Company operated 460 stores totaling approximately 3.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

          Mall Stores

At January 29, 2011, the Company operated 376 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

f.y.e.  f.y.e. stores average about 6,300 square feet and carries a full complement of entertainment software, including music, video and related accessories. There were 354 f.y.e. mall based stores at the end of Fiscal 2010.

Video only stores. The Company operated 22 video only stores, under the Suncoast Motion Pictures and Saturday Matinee brands. These stores specialize in the sale of video and related accessories. They are located in large, regional shopping malls and average about 2,400 square feet.

          Freestanding Stores

The Company operated 84 freestanding stores as of January 29, 2011, including 6 f.y.e. superstores, predominantly under the f.y.e. brand. They carry a full complement of entertainment software, including music, video and related accessories and are located in freestanding, strip center and downtown locations. The freestanding stores, excluding the superstores, average approximately 7,500 square feet. The freestanding f.y.e. Superstores average about 45,000 square feet.

          E-Commerce Sites

The Company operates three retail web sites including, www.fye.com, www.wherehouse.com and www.secondspin.com. These sites offer a similar mix of products as offered in the Company’s stores.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Music	35.5%	35.2%	35.4%
Video	43.7	41.7	41.3
Video games	5.7	8.6	9.1
Other	15.1	14.5	14.2

Total	100.0%	100.0%	100.0%

The “Other” category includes electronics, accessories and trend items, none of which individually exceeded 10% of total net sales.

Business Environment

Music, video and video games represent an approximately $24 billion industry nationwide, and represented approximately 85% of the Company’s net sales in Fiscal 2010.

According to statistical information from Nielsen Sound Scan (“SoundScan”), the total number of music albums sold, including CD and digital albums, decreased 13% to approximately 325 million units in 2010. Excluding digital albums, album sales decreased 20% to approximately 234 million units. In 2009, the total number of music albums sold, including CD, cassette and digital albums decreased 12% compared to 2008. Excluding digital albums, album sales in 2009 decreased 18% compared to 2008.

According to statistics obtained from Warner Brothers Home Entertainment, overall video retail sales in 2010 were $9.5 billion, a decrease of 9% from 2009. Video retail sales in 2009 decreased 15% compared to 2008.

Competition

CD sales have suffered from the legal (e.g., iTunes) and illegal downloading of music and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target) and electronics superstores (e.g., Best Buy) that offer entertainment software and, collectively, have gained a larger share of the market. The number of specialty and independent retailers has decreased dramatically due to their reliance on sales of CDs. The Company has taken advantage of competitor exits from markets, made acquisitions, diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in centers offering a full complement of entertainment software;
▪	Marketing: the Company uses email blasts, newspaper, radio and television advertising and in-store visual displays to market to consumers;
▪

Selection and assortment: the Company maintains a high in-stock position in a large assortment of product, particularly CDs, DVDs and Bluray and a compelling assortment of the latest entertainment trend products;

▪	Customer service: the Company offers personalized customer service at its stores.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2010, the fourth quarter accounted for approximately 35% of annual net sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional temporary employees to supplement its core store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays. It uses a mass-media marketing program, including newspaper, radio, and television advertisements, as well as sending email blasts. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 640 suppliers. In Fiscal 2010, 70% of purchases were made from ten suppliers including EMI Music Distribution, Sony Music Entertainment, Warner Music Group, Universal Music Group Distribution, Fox Video Inc., Paramount Home Entertainment Inc., Walt Disney Studios Home Entertainment, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

Employees

As of January 29, 2011, the Company employed approximately 4,700 people, of whom approximately 1,800 were employed on a full-time basis. Others were employed on a part-time or temporary basis. The Company hires seasonal sales employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Trademarks

The trademarks, f.y.e. for your entertainment, Suncoast Motion Pictures and Saturday Matinee are registered with the U.S. Patent and Trademark Office and are owned by the Company. We believe that our rights to these trademarks are adequately protected. We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the entertainment retail industry.

Information Systems

The Company utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and financial systems. Management believes its systems contribute to enhanced customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate web site address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2010 (“Fiscal 2010”) year ended on January 29, 2011; Fiscal 2009 (“Fiscal 2009”) year ended on January 30, 2010; and Fiscal 2008 (“Fiscal 2008”) year ended on January 31, 2009.

Item 1A. RISK FACTORS
The following is a discussion of certain factors, which could affect the financial results of the Company.

The Company’s results of operations are affected by the availability of new products.

The Company’s business is affected by the release of “hit” music and video titles, which can create fluctuations in sales. It is not possible to determine the timing of these fluctuations or the future availability of hit titles. The Company is dependent upon the major music and movie producers to continue to produce hit products. To the extent that new hit releases are not available, or not available at prices attractive to consumers, or, if manufacturers fail to introduce or delay the introduction of new products, the Company’s results of operations may be adversely affected.

The Company’s results of operations are affected by the continued declines in the music industry.
The music retailing industry is a mature industry and has experienced declines in recent years. Physical Music represents one of our primary product categories in terms of sales and has been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales for the past five years.

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

Increased competition from existing retailers has adversely affected the Company’s results of operations.
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

The Company’s business is influenced by the general economic conditions.
The Company’s performance is subject to general economic conditions and their impact on levels of discretionary consumer spending. General economic conditions impacting discretionary consumer spending include, among others, wages and employment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors.

Consumer purchases of discretionary items, such as our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy affects retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit.

Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources.

Distress in the financial markets has in the past and can in the future result in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. We believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires in April 2013, will provide us with sufficient liquidity through the expiration of this credit facility.

Historically, we have experienced declines and we may continue to experience fluctuation in our level of sales, results from operations and operating cash flow.
A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2010. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part, to the holiday selling season. The fourth quarter generated approximately 35% of our net sales for Fiscal 2010. Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores may limit our earnings.
Historically, the Company’s growth has come from the opening of new stores and the acquisition of stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The Company acquired five new stores in Fiscal 2010.

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

Because our Chairman and Chief Executive Officer owns approximately 46.5% of the outstanding Common Stock, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.
Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 46.5% of the outstanding Common Stock of the Company, as of March 31, 2011 and there are no limitations on his acquiring shares in the future. Accordingly, he will have significant influence on the outcome of any vote of the Company’s Shareholders and on the policies and affairs of the Company. His interests may differ from the interests of the other stockholders.

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

We could be materially and adversely affected if our distribution center is disrupted.
We operate a distribution center in Albany, New York. We ship approximately 71% of our merchandise inventory through our distribution center. If our distribution center is destroyed, or disrupted for any reason, including because of weather or labor issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the centers.

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
The stock market in general and the market for music and home video related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock has fluctuated between $0.52 and $2.44 from January 31, 2009 and March 31, 2011. Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including recent global economic conditions, broad market fluctuations and public perception of the prospects for music and the home video industry. Changes in our comparable store net sales results could also affect the price of our Common Stock. Failure to meet market expectations, particularly with respect to comparable store sales, net revenues, operating margins and earnings per share, would likely result in a continued decline in the market price of our stock.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

At January 29, 2011, the Company operated 460 stores under operating leases, some of which have renewal options. The majority of the leases provide for the payment of fixed monthly rentals and expenses for maintenance, property taxes and insurance while the others provide for the payment of monthly rentals based on a percentage of sales. Certain leases provide for added rent based on store sales in excess of specified levels. The following table lists the leases due to expire as of the fiscal year-end in each of the years shown, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2011	255	2015	13

2012	110	2016	12

2013	42	2017	4

2014	21	2018 and beyond	3

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

The Company believes that its existing distribution facility is adequate to meet the Company’s planned business needs. Shipments from the distribution facility to the Company’s stores provide approximately 71% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

Item 4. [Reserved]

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 31, 2011, there were 448 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2009 through March 31, 2011.

	Closing Sales Prices

	High	Low
2009
1st Quarter	$0.89	$0.52
2nd Quarter	$1.29	$0.69
3rd Quarter	$1.59	$0.88
4th Quarter	$1.64	$1.29

2010
1st Quarter	$2.44	$1.17
2nd Quarter	$2.22	$1.66
3rd Quarter	$1.88	$1.50
4th Quarter	$1.83	$1.60

2011
1st Quarter (through March 31, 2011)	$1.94	$1.63

On March 31, 2011, the last reported sale price on the Common Stock on the NASDAQ National Market was $1.65.

Dividend Policy: The Company has never declared dividends on its Common Stock. The Company’s amended credit facility does not allow the payment of cash dividends.

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2006 through January 31, 2011 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2006, and that all dividends were reinvested.

	2006	2007	2008	2009	2010	2011

Trans World Entertainment Corporation	100	107	82	15	25	33
NASDAQ (U.S. Stocks)	100	107	103	51	75	95
NASDAQ Retail Trade Stocks	100	109	97	63	93	116

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended January 29, 2011 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 3, 2007 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended

	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007

	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$652,416	$813,988	$987,625	$1,265,658	$1,471,157

Cost of sales	433,036	552,327	656,730	819,911	951,935

Gross profit	219,380	261,661	330,895	445,747	519,222
Selling, general and administrative expenses	244,749	310,710	380,802	470,386	519,246
Asset impairment charges	1,973	3,643	15,158	30,731	—

Loss from operations	(27,342)	(52,692)	(65,065)	(55,370)	(24)
Interest expense	3,557	2,910	4,098	6,519	5,504
Other income	(211)	(168)	(180)	(429)	(4,435)

Loss before income taxes, extraordinary gain – unallocated negative goodwill	(30,688)	(55,434)	(68,983)	(61,460)	(1,093)
Income tax expense (benefit) (1)	275	(12,985)	(28)	37,975	(2,041)

(Loss) earnings before extraordinary gain – unallocated negative goodwill	(30,963)	(42,449)	(68,955)	(99,435)	948
Extraordinary gain – unallocated negative goodwill, net of income taxes (2)	—	—	—	—	10,721

Net (loss) income	($30,963)	($42,449)	($68,955)	($99,435)	$11,669

Basic (loss) earnings per share:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill	($0.99)	($1.35)	($2.21)	($3.20)	$0.03
Extraordinary gain – unallocated negative goodwill	—	—	—	—	0.35

Basic (loss) earnings per share	($0.99)	($1.35)	($2.21)	($3.20)	$0.38

Weighted average number of shares outstanding- basic	31,417	31,370	31,223	31,046	30,797

Diluted (loss) earnings per share:
(Loss) earnings per share before extraordinary gain – unallocated negative goodwill	($0.99)	($1.35)	($2.21)	($3.20)	$0.03
Extraordinary gain – unallocated negative goodwill	—	—	—	—	0.33

Diluted (loss) earnings per share	($0.99)	($1.35)	($2.21)	($3.20)	$0.36

Weighted average number of shares – diluted	31,417	31,370	31,223	31,046	31,986

	Fiscal Year Ended

	January 29, 2011		January 30, 2010		January 31, 2009		February 2, 2008		February 3, 2007

	(in thousands, except per share and store count data)

BALANCE SHEET DATA (at the end of the period):

Total assets	$348,724		$394,566		$487,036		$638,993		$829,690
Current portion of long-term debt and capital lease obligations	1,363		1,974		3,748		3,501		3,393
Long-term obligations	5,511		6,874		8,844		12,588		16,085
Shareholders’ equity	$161,798		$193,353		$235,015		$298,149		$393,205

OPERATING DATA:
Store count (open at end of period):
Mall stores	376		449		549		610		737
Freestanding stores	84		108		163		203		255
Total stores	460		557		712		813		992

Comparable store sales decrease(3)	(4.2%	)	(9.8%	)	(10.8%	)	(8.5%	)	(6.2%	)

Total square footage	3,149		3,794		4,560		5,117		5,950

1.

Included in income tax expense for Fiscal 2007 is deferred tax expense of $42.5 million, the recording of which was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax assets. Included in income tax benefit for 2009 is a tax refund of $10.4 million due to revised tax carryback legislation.

2.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, and video game industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this report.

At January 29, 2011, the Company operated 460 stores totaling approximately 3.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In the fiscal year ended January 29, 2011 (referred to herein as “Fiscal 2010”), the Company’s net sales decreased as compared to the fiscal year ended January 30, 2010, (referred to herein as “Fiscal 2009”) as a result of lower average store count and a decrease in comparable store sales. Comparable store sales decreased 4.2% during Fiscal 2010.

The U.S. entertainment retailing industry is a mature industry and has experienced declines in recent years. Physical Music and Video represent our primary product categories in terms of sales and both categories have been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales for the past five years. To mitigate or lessen the impact these changes have had, the Company has focused on the following areas in an effort to improve its business:

          Improving Product Mix and Creating Value to the Customer

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement with our customers in our two core categories of music and video to drive additional traffic into the stores and improve customer conversion rates, while offering product in other categories to drive additional sales.

          Store Portfolio Evaluation

During Fiscal 2010 and Fiscal 2009, the Company closed 102 and 157 stores, respectively. The Company’s real estate strategy is to reposition our store portfolio by reducing our store base to a core group of profitable locations, while evaluating opportunities for new locations. The Company acquired five stores in 2010 and opened two new stores in Fiscal 2009.

The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs. The Company expects the reduction in stores to lower total sales and gross profit of the Company. However, the elimination of direct and overhead expenses related to the closing stores will offset the decline in gross profit and improve the operating results of the Company. The store closings in Fiscal 2009 helped reduce the Company’s Net Loss in Fiscal 2010 to $31 million from $42 million in Fiscal 2009.

The Company believes that there is near-term opportunity in improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes Internet-based retailers and mass merchants. A specialty retailer that can differentiate themselves by offering a distinctive customer experience, and who can operate efficiently will be better positioned to maintain or grow market share. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rewarding shopping experience.

          Expanding Customer Base

To strengthen customer loyalty, the Company offers its customers the option of signing up for a Backstage Pass card which provides an additional 10% discount off of everyday selling prices on nearly all product in addition to other value added offers and services members receive through the program in exchange for a membership fee. The Company also co-sponsors events in many of its stores to provide various segments of its customers an opportunity to experience entertainment and shop for unique and exclusive products based on their particular interests.

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

Cost of Sales and Gross Profit: Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, vendor discounts and allowances and distribution costs. The Company records its distribution, freight and obsolescence expenses in cost of sales. Distribution expenses include those costs associated with receiving, inspecting and warehousing merchandise and costs associated with product returns to vendors.

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

Fiscal Year Ended January 29, 2011 (“Fiscal 2010”)
Compared to Fiscal Year Ended January 30, 2010 (“Fiscal 2009”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2010 vs. 2009

($ in thousands)	2010	2009	$	%

Net Sales	$652,416	$813,988	($161,572)	(19.8%	)

The 19.8% net sales decline from prior year is due to the comparable store net sales decline of 4.2% coupled with a 23% decline in average store count. Stores closed in fiscal 2009 and fiscal 2010 recorded sales of $225 million in 2009. While the Company believes a meaningful amount of sales were transferred to ongoing stores, there was a reduction of total sales from store closings. Total product units sold in Fiscal 2010 decreased 15% and the average retail price for units sold decreased 6%.

Net sales by merchandise category for Fiscal 2010 and Fiscal 2009 were as follows:

($ in thousands)	2010 Net Sales	% Total	2009 Net Sales	% Total	Total % Net Sales Change	Comparable Store % Net Sales Change

Music	$231,721	35.5%	$286,670	35.2%	($54,949)	(3.9%)
Video	284,711	43.7	339,251	41.7	(54,540)	1.1
Video games	37,290	5.7	70,400	8.6	(33,110)	(37.9)
Other	98,694	15.1	117,667	14.5	(18,973)	(0.1)

Total	$652,416	100.0%	$813,988	100.0%	($161,572)	(4.2%)

The “Other” category includes electronics, accessories and trend items, none of which individually exceed 10% of total net sales.

          Music
The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. The music category declined 3.9% on a comparable store sale basis.

Net sales of CDs represented approximately 95% of total net sales in the music category during Fiscal 2010. The Company’s annual CD unit sales decreased 13% in Fiscal 2010 due to lower comparable store net sales and the decrease in average store count. According to SoundScan, total CD unit sales in the United States declined 20% during the period corresponding with the Company’s Fiscal 2010.

          Video
The Company offers DVDs in all of its stores and high definition DVDs (BluRay) in a majority of its stores. The video category increased as a percentage of the Company’s total net sales due positive comparable store sales compared to negative comparable store sales in all the other categories.

Total net sales for Fiscal 2010 in the video category decreased 16% due to the lower average store count, partially offset by an increase of 1.1% in comp sales. According to Warner Home Video, total video unit sales in the United States declined 9% during the period corresponding with the Company’s Fiscal 2010.

          Video games
The negative comparable store sales in video games was primarily due to a reduction in the number of stores carrying games in Fiscal 2010 versus Fiscal 2009. During the Fourth Quarter of 2009, the Company eliminated the game category in over 200 stores. As of year-end, 123 of our stores carried games.

          Other
The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to slower comparable store sales declines than music and games.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2010 vs. 2009

	2010	2009	$	%

Gross Profit	$219,380	$261,661	($42,281)	(16.2%	)
As a percentage of net sales	33.6%	32.1%

Gross margin improved 150 basis points due to higher gross margin in the video category, fewer merchandise markdowns in our other categories of electronics, accessories and trend and a shift in business away from the lower margin Game business.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2010 vs. 2009

	2010	2009	$	%

Selling, general and administrative expenses	$244,749	$310,710	($65,961)	(21.2%	)

As a percentage of net sales	37.5%	38.2%

The $66 million decrease in SG&A expenses is due to a $59 million reduction in store expenses arising from the Company operating an average of 23% fewer stores and negotiated rent reductions in the ongoing stores, as well as a $5 million reduction in corporate overhead expenses. SG&A as a percentage of net sales decreased to 37.5% from 38.2%.

Asset Impairment Charge. During Fiscal 2010 and Fiscal 2009, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of each period resulting in the recording of asset impairment charges of $2.0 million and $3.6 million in Fiscal 2010 and Fiscal 2009, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment and leasehold improvements, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Interest Expense. Interest expense in Fiscal 2010 was $3.6 million compared to $2.9 million in Fiscal 2009. The increase is due to the amortization of loan commitment fees related with the extension of our credit facility in April 2010.

Other Income. Other income includes interest income, which was $0.2 million in both Fiscal 2010 and 2009.

Income Tax Benefit. The following table sets forth a year-over-year comparison of the Company’s income tax expense (benefit):

($ in thousands)			2010 vs. 2009

	2010	2009	$

Income tax expense (benefit)	$275	($12,985)	($13,260)

Effective tax rate	0.9%	(23.4%)

The Fiscal 2010 income tax expense is the net of state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest.

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

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

($ in thousands)
			2010 vs. 2009

	2010	2009	$

Net loss	($30,963)	($42,449)	$11,486

Net loss as a percentage of net sales	(4.7%)	(5.2%)

The $11.5 million reduction in net loss as compared to 2009 was due to increased gross margin rate and a reduction in SG&A expenses.

Fiscal Year Ended January 30, 2010 (“Fiscal 2009”)
Compared to Fiscal Year Ended January 31, 2009 (“Fiscal 2008”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2009 vs. 2008

($ in thousands)	2009	2008	$	%

Net Sales	$813,988	$987,625	$(173,637)	(17.6%	)

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

          Video games
The negative comparable store sales in video games was due to the lack of allocation of product from vendors, as well as a reduction in the number of stores carrying games in Fiscal 2009 versus Fiscal 2008. During Fourth Quarter 2009, the Company eliminated the game category in over 200 stores. As of year-end, 139 of our stores carried games compared to 347 a year ago.

          Other
The “Other” category consists of electronics, accessories and trend items. Net sales in this category have increased as a percentage of total net sales due to increased store square footage allocations and slower comparable store sales declines than music and video.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2009 vs. 2008

	2009	2008	$	%

Gross Profit	$261,661	$330,895	($69,234)	(20.9%	)
As a percentage of net sales	32.1%	33.5%

The 140 basis point decline in gross profit as a percentage of net sales was due to lower vendor allowances.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2009 vs. 2008

	2009	2008	$	%

Selling, general and administrative expenses	$310,710	$380,802	($70,092)	(18.4%)

As a percentage of net sales	38.2%	38.6%

The $70 million decrease in SG&A expenses is due to the Company operating an average of 13% fewer stores. SG&A as a percentage of net sales decreased to 38.2% from 38.6%.

Included in SG&A for Fiscal 2008 is a gain of approximately $3.1 million from the sale of the Canton, Ohio distribution facility.

Asset Impairment Charge. During Fiscal 2009 and Fiscal 2008, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of each period resulting in the recording of asset impairment charges of $3.6 million and $15.2 million in Fiscal 2009 and Fiscal 2008, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment and leasehold improvements, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2011 and beyond, including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores and plans to continue its careful evaluation of store profitability of its remaining 460 stores in consideration of lease terms, conditions and expirations.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2011 are expected to be comparable with Fiscal 2010. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

($ in thousands)	2010	2009	2010 vs. 2009	2008	2009 vs. 2008

Operating Cash Flows	$10,464	$49,789	($39,325)	($37,232)	$87,021
Investing Cash Flows	(4,792)	(4,586)	(206)	(3,873)	(713)
Financing Cash Flows	(1,974)	(3,744)	1,770	(3,495)	249

Capital Expenditures	(2,944)	(4,586)	1,642	(10,066)	5,480

Cash and Cash Equivalents	75,212	71,514	3,698	30,055	41,459
Merchandise Inventory(1)	234,164	266,568	(32,404)	378,188	(111,620)
Working Capital	158,366	181,920	(23,554)	213,389	(31,469)
Inventory turns	1.7	1.7		1.6

(1)

The change in merchandise inventory from 2010 vs. 2009 includes $2.5 million in inventory purchased as part of the Value Music acquisition as discussed in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K

During Fiscal 2010, cash flow from operations was $10.5 million primarily due to a $34.9 million decrease in merchandise inventory and a $7.4 million decrease in prepaid expenses partially offset by the $31.0 million net loss. During Fiscal 2009, cash flow from operations was $49.8 million due to a $112 million reduction in merchandise inventory partially offset by the $42.4 million net loss and a $39.3 million reduction in accounts payable.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced over time. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turn in Fiscal 2010 was 1.7, the same level as Fiscal 2009. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot was $74 per square foot at the end of Fiscal 2010 as compared to $70 per square foot at the end of Fiscal 2009. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory was 56% as of January 29, 2011 compared with 49% as of January 30, 2010.

Cash used in investing activities was $4.8 million in Fiscal 2010, compared to $4.6 million in Fiscal 2009. During Fiscal 2010, cash used in investing activities included $2.9 million for capital expenditures and $1.8 million for the acquisition of five stores. During Fiscal 2009, cash used in investing activities consisted exclusively of capital expenditures of $4.6 million. The Company’s capital expenditures in Fiscal 2010 consisted primarily of the expenditures for store improvements and investments in information technology improvements.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash generated from sales of merchandise inventory. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of approximately $7.5 million in Fiscal 2011.

Cash used in financing activities was $2.0 million in Fiscal 2010, compared to $3.7 million in Fiscal 2009. In Fiscal 2010, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.6 million and $1.4 million, respectively. In Fiscal 2009, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.6 million and $3.2 million, respectively.

In January, 2006, the Company entered into a five-year, $100 million revolving secured credit facility with Bank of America (“Previous Credit Facility”). The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. In March 2006, the Company and Bank of America N.A., entered into a First Amendment to the Credit Facility which increased the amount available for borrowing by the Company under the Credit Facility to $130 million and in October 2006, the Company and Bank of America N.A. entered into a Second Amendment to the Credit Facility increasing the amount available to the Company for borrowing to $150 million. The terms and conditions under the amendments were the same as the original Credit Facility. In April 2010, the Company entered into an amended and restated Credit Agreement (“Amended Credit Facility”). Based on lower anticipated capital requirements, availability under the facility was reduced to $100 million. The availability was reduced to align the availability with the Company’s capital needs. The Amended Credit Facility, which expires in April 2013, updated certain terms and conditions including limits on the payment of dividends, added covenants around the number of store closings and changed the formula for interest rates. The availability under the Previous and Amended Credit Facility is subject to limitations based on sufficient inventory levels. See Note 5 in the Notes to Consolidated Financial Statements for further detail.

As of January 29, 2011, the Company did not have any borrowings and had $0.5 million in outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. As of January 30, 2010, the Company did not have any borrowings or any outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. The Company had $86 million and $132 million available for borrowing as of January 29, 2011 and January 30, 2010, respectively. Interest expense in Fiscal 2010 was $3.6 million, of which $1.5 million was incurred for capital leases. Interest expense in Fiscal 2009 was $2.9 million, of which $1.7 million was incurred for capital leases.

Off Balance Sheet Arrangements. The Company has no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 29, 2011, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2011	2012- 2013	2014 - 2015	2016 and Beyond	Total

$ in thousands
Operating lease and maintenance agreement obligations	47,254	40,094	12,726	3,139	103,213
Capital lease obligations	2,154	4,308	3,803	—	10,265
Long-term debt (principal)	640	1,402	346	—	2,388
Long-term debt (interest)	128	133	6	—	267
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities (2)	2,255	1,094	225	134	3,708
Pension benefits (3)	140	1,152	1,865	5,216	8,373

Total	52,571	48,183	18,971	8,489	128,214

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of January 29, 2011 are unfavorable lease valuations of $0.1 million and the long-term portion of deferred rent of $1.7 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $1.6 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)

In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 8 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $439,000, $0 and $882,000 in Fiscal 2010, Fiscal 2009 and Fiscal 2008 respectively. As of March 1, 2011, the Company postponed its matching contribution.

Related Party Transactions.
The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.2 million, $2.1 million and $2.1 million in Fiscal 2010, 2009 and 2008 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. During 2010, Mr. Higgins paid $0.8 million for principal and interest on his underlying indebtedness relating to the real property. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2010, 2009 and 2008. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $6,800, $6,800 and $7,400 in Fiscal 2010, 2009 and 2008 respectively.

Prior to Fiscal 2010, the Company chartered an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2010, 2009 and 2008 were approximately $0, $94,000 and $205,000, respectively.

CRITICAL ACCOUNTING POLICIES
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

Shrink expense, including obsolescence was $7.8 million, $11.9 million and $18.0 million, in Fiscal 2010, 2009 and 2008 respectively. As a rate to net sales, this equaled 1.2%, 1.5% and 1.8%, respectively. Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.4 million in additional charge or benefit to cost of sales, based on Fiscal 2010 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal year 2010, Fiscal 2009 and Fiscal 2008 of $1.9 million, $3.2 million and $4.1 million, respectively.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. For the purpose of the asset impairment test, the Company has two asset groupings—corporate and store level assets. During Fiscal 2010, 2009 and 2008, the Company recorded an asset impairment charge of $2.0 million, $3.6 million and $15.2 million, respectively, related to the write down of certain long-lived assets at underperforming locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $1.2 million, $0.9 million and $1.2 million in Fiscal 2010, 2009 and 2008, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the assets, are fully depreciated. There was no impairment of corporate level assets in Fiscal 2010, Fiscal 2009 and Fiscal 2008.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of February 2, 2008, the Company had incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets. During Fiscal 2011 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets to a level deemed appropriate by management to ensure that any net deferred tax assets not allowed against will ultimately be realized.

Accounting for Gift Card Liability: The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company adjusts card liability when either customers redeem cards, at which point the Company records revenue, or when the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions at the end of a reporting period. Estimated liability is equal to two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical redemption experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around gift card sales and redemptions have not changed significantly over time.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized, as appropriate, to allow timely decisions regarding required disclosure and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management including the principal executive officer and principal financial officer

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2011.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2011.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Report of the Compensation Committee” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2011.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Report of the Compensation Committee” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2011.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders under the caption “Report of the Compensation Committee” and is incorporated herein by reference. See Note 8 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued, as new shares, upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 29, 2011:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

Equity Compensation Plan Approved by Shareholders	6,800,679	$6.69	2,740,234
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1) Excludes 80,276 restricted stock units reserved from the Company’s equity plans that will be settled in cash.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 29, 2011.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date:	April 14, 2011	By: /s/ ROBERT J. HIGGINS

Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer (Principal Executive Officer)	April 14, 2011

(Robert J. Higgins)

/s/ JOHN J. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer) and Secretary	April 14, 2011

(John J. Sullivan)

/s/ ISAAC KAUFMAN	Director	April 14, 2011

(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 14, 2011

(Dr. Joseph G. Morone)

/s/ MICHAEL NAHL	Director	April 14, 2011

(Michael Nahl)

/s/ BRYANT RILEY	Director	April 14, 2011

(Bryant Riley)

/s/ MICHAEL B. SOLOW	Director	April 14, 2011

(Michael B. Solow)

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York
April 14, 2011

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($’s in thousands except per share amounts)

	January 29, 2011	January 30, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,212	$71,514
Accounts receivable	5,248	4,505
Merchandise inventory	234,164	266,568
Prepaid expenses and other	3,137	10,557

Total current assets	317,761	353,144

FIXED ASSETS, net	21,478	33,908
OTHER ASSETS	9,485	7,514

TOTAL ASSETS	$348,724	$394,566

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$130,007	$130,549
Accrued expenses and other current liabilities	28,025	38,701
Current portion of long-term debt	640	602
Current portion of capital lease obligations	723	1,372

Total current liabilities	159,395	171,224

LONG –TERM DEBT, less current portion	1,748	2,388
CAPITAL LEASE OBLIGATIONS, less current portion	3,763	4,486
OTHER LONG-TERM LIABILITIES	22,020	23,115

TOTAL LIABILITIES	186,926	201,213

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,527,519 shares and 56,498,429 shares issued, respectively)	565	565
Additional paid-in capital	308,333	307,823
Treasury stock at cost (25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)
Accumulated other comprehensive income	416	1,518
Retained earnings	70,039	101,002

TOTAL SHAREHOLDERS’ EQUITY	161,798	193,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$348,724	$394,566

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended

	January 29, 2011	January 30, 2010	January 31, 2009

Net sales	$652,416	$813,988	$987,625
Cost of sales	433,036	552,327	656,730

Gross profit	219,380	261,661	330,895
Selling, general and administrative expenses	244,749	310,710	380,802
Asset impairment charges	1,973	3,643	15,158

Loss from operations	(27,342)	(52,692)	(65,065)
Interest expense	3,557	2,910	4,098
Other income	(211)	(168)	(180)

Loss before income taxes	(30,688)	(55,434)	(68,983)
Income tax expense (benefit)	275	(12,985)	(28)

NET LOSS	($30,963)	($42,449)	($68,955)

BASIC AND DILUTED LOSS PER SHARE:

Basic and diluted loss per share	($0.99)	($1.35)	($2.21)

Weighted average number of common shares outstanding – basic and diluted	31,417	31,370	31,223

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity

Balance as of February 2, 2008	56,289	$563	$303,998	(25,103)	($217,555)	($1,625)	$212,768	$298,149
Comprehensive loss:
Net loss	—	—	—	—	—	—	(68,955)	(68,955)

Additional pension liability adjustment	—	—	—	—	—	4,021	—	4,021

Total comprehensive loss								(64,934)
Adjustment upon adoption of new measurement date of defined pension plan	—	—	—	—	—	—	(362)	(362)
Stock compensation	1	—	1,380	—	—	—	—	1,380
Issuance of stock to Directors	82	1	719	—	—	—	—	720
Amortization of unearned compensation – restricted stock	—	—	62	—	—	—	—	62

Balance as of January 31, 2009	56,372	$564	$306,159	(25,103)	($217,555)	$2,396	$143,451	$235,015
Comprehensive loss:
Net loss	—	—	—	—	—	—	(42,449)	(42,449)
Additional pension liability adjustment, net of tax of $2,332	—	—	—	—	—	(878)	—	(878)

Total comprehensive loss								(43,327)

Stock compensation	—	—	1,170	—	—	—	—	1,170
Issuance of stock to Directors	126	1	478	—	—	—	—	479
Amortization of unearned compensation – restricted stock	—	—	16	—	—	—	—	16

Balance as of January 30, 2010	56,498	$565	$307,823	(25,103)	($217,555)	$1,518	$101,002	$193,353
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,963)	(30,963)
Additional pension liability adjustment	—	—	—	—	—	(1,102)	—	(1,102)

Total comprehensive loss								(32,065)

Stock compensation	—	—	350	—	—	—	—	350
Issuance of stock to Directors	29	—	160	—	—	—	—	160

Balance as of January 29, 2011	56,527	$565	$308,333	(25,103)	($217,555)	$416	$70,039	$161,798

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended

	January 29, 2011	January 30, 2010	January 31, 2009

OPERATING ACTIVITIES:
Net loss	($30,963)	($42,449)	($68,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	12,197	16,602	23,614
Asset impairment charges	1,973	3,643	15,158
Amortization of intangible assets	—	86	94
Amortization of lease valuations, net	(39)	(217)	(350)
Long term incentive compensation	631	2,321	1,930
Loss on disposal of fixed assets	1,204	870	1,219
Gain on sale of assets	—	—	(3,070)
Gain on bargain purchase	(95)	—	—
Decrease (increase) in cash surrender value	(832)	(1,111)	1,585
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(743)	3,054	1,073
Merchandise inventory	34,891	111,620	62,053
Prepaid expenses and other	7,420	3,260	3,761
Other assets	(1,444)	212	186
Accounts payable	(542)	(39,273)	(66,753)
Income taxes receivable/payable	—	(492)	5,708
Accrued expenses and other current liabilities	(12,230)	(5,000)	(8,321)
Other long-term liabilities	(964)	(3,337)	(6,164)

Net cash provided by (used in) operating activities	10,464	49,789	(37,232)

INVESTING ACTIVITIES:
Purchases of fixed assets	(2,944)	(4,586)	(10,066)
Acquisition of business, net of cash received	(1,848)	—	—
Net proceeds from sale of distribution facility	—	—	6,193

Net cash used in investing activities	(4,792)	(4,586)	(3,873)

FINANCING ACTIVITIES:
Payments of long-term debt	(602)	(566)	(533)
Payments of capital lease obligations	(1,372)	(3,178)	(2,964)
Proceeds from exercise of stock awards	—	—	2

Net cash used in financing activities	(1,974)	(3,744)	(3,495)

Net increase (decrease) in cash and cash equivalents	3,698	41,459	(44,600)
Cash and cash equivalents, beginning of year	71,514	30,055	74,655

Cash and cash equivalents, end of year	$75,212	$71,514	$30,055

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$3,595	$2,954	$4,164

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com and www.secondspin.com in a single industry segment. As of January 29, 2011, the Company operated 460 stores totaling approximately 3.1 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility as recently amended in April 2010. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2011 and beyond that focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores and plans to continue its careful evaluation of store profitability of its remaining 460 stores in consideration of lease terms, conditions and expirations.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s amended revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2011 are expected to be comparable with Fiscal 2010.

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

Concentration of Business Risks: The Company purchases inventory from approximately 640 suppliers. In Fiscal 2010, 70% of purchases were made from ten suppliers including EMI Music Distribution, Sony Music Entertainment, Warner Music Group, Universal Music Group Distribution, Fox Video Inc., Paramount Home Entertainment Inc., Walt Disney Studios Home Entertainment, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risks: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term money market funds. The Company’s investment portfolio is diversified and consists of short-term investment grade securities consistent with its investment guidelines. These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs. The Company maintains these investments, all of which are classified as cash equivalents due to their short term nature, with various financial institutions. These amounts often exceed the FDIC insurance limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Accounts Receivable: Accounts receivable are comprised of receivables and unbilled revenues from advertising services performed for third parties, and amounts due under operating or service agreements with unaffiliated entities, and other, individually insignificant amounts. There are no provisions for uncollectible amounts from retail sales of merchandise inventory since payment is received at the time of sale.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the Company has two asset groupings—corporate and store level assets.

During Fiscal 2010, 2009 and 2008, the Company recorded an asset impairment charge of $2.0 million, $3.6 million and $15.2 million, respectively, related to the write down of certain long-lived assets at underperforming store locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $1.2 million, $0.9 million and $1.2 million in Fiscal 2010, 2009 and 2008, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, inspecting and warehousing product. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink losses and obsolescence and the benefit of vendor allowances and discounts.

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

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print, radio and television advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $8.9 million, $14.1 million, and $23.2 million in Fiscal 2010, 2009, and 2008, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $8.8 million, $13.9 million, and $14.7 million in Fiscal 2010, 2009, and 2008, respectively.

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

Store Closing Costs: Management periodically considers the closing of underperforming stores. Reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs. Store closings are not considered discontinued operations due to the expected migration of sales to ongoing stores.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $7.5 million and $10.1 million at the end of Fiscal 2010 and 2009, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2010, 2009 and 2008 in the amount of $2.1 million, $3.2 million and $4.1 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year

	2010	2009	2008

Weighted average common shares outstanding – basic	31,417	31,370	31,223
Dilutive effect of outstanding stock awards	—	—	—

Weighted average common shares outstanding – diluted	31,417	31,370	31,223

Antidilutive stock awards	4,817	6,705	6,651

As the Company recorded a net loss during Fiscal 2010, 2009 and 2008, the impact of all outstanding stock awards was not considered as such impact would be antidilutive.

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

Note 2. Acquisition

On March 29, 2010 (“Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of the Value Music Concepts, Inc., (“Value Music”) a Georgia Corporation. The purchase included substantially all of the ongoing business of Value Music, which included five store leases and equipment and inventory (the “Acquisition”). The purchase price consideration was $1.8 million.

The total purchase price has been allocated to assets acquired and net liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition. These allocations reflect various provisional estimates that were available at the time and are subject to change during the purchase price allocation period as valuations are finalized.

The fair value of the net assets acquired was approximately $1.9 million, which exceeds the preliminary estimated purchase price of $1.8 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $0.1 million as a gain on bargain purchase. The gain on bargain purchase of $0.1 million was included as a reduction of SG&A expenses within income from operations in the Consolidated Statements of Operations in the first quarter of 2010. The recorded amounts are provisional and subject to change. The Company continues to evaluate the purchase price allocation, including the opening fair value of inventory and accrued liabilities, which may require the Company to adjust the recorded gain.

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

Cash	$11
Inventory	2,487
Other assets	9
Other liabilities	(552)

Net assets acquired	1,955
Less: Purchase price	1,860

Gain on bargain purchase	$95

Acquisition related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. The Company incurred $274,000 of acquisition related costs, which are included in Selling, General and Administrative expenses in the Statement of Operations. Any additional acquisition expense is expected to be immaterial.

The unaudited pro forma statement of operations of the Company assuming this transaction occurred at February 1, 2009 is as follows:

	Fiscal Year

(In thousands, except per share amounts)	January 29,	January 30,
	2011	2010

Net Sales	$653,840	$826,283
Net Loss	(30,608)	($40,514)
Diluted Loss per Share	($0.97)	($1.29)

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

Note 3. Fixed Assets
Fixed assets consist of the following:

	January 29, 2011	January 30, 2010

	($ in thousands)
Buildings and improvements	$17,288	$17,288
Fixtures and equipment	119,395	128,044
Leasehold improvements	31,344	35,905

	168,027	181,237
Allowances for depreciation and amortization	(146,549)	(147,329)

	$21,478	$33,908

Depreciation and amortization of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year

	2010	2009	2008

	($ in thousands)
Cost of sales	$1,143	$1,437	$1,563
Selling, general and administrative expenses	11,054	15,165	22,051

Total	$12,197	$16,602	$23,614

Depreciation and amortization expense related to the Company’s distribution center facility and equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 4. Impairment of Long-Lived Assets
During Fiscal 2010, 2009 and 2008, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of the period, resulting in the recording of an asset impairment charges of $2.0 million, $3.6 million and $15.2 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. The remaining fair value of these assets at January 29, 2011 was approximately $0.4 million. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment and leasehold improvements, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital without reference to market transactions. Management believes its assumptions were reasonable and consistently applied.

Note 5. Debt

Credit Facility
On January 5, 2006, the Company entered into a five year, $100 million revolving secured credit facility agreement (“Credit Facility”) with Bank of America, N.A. At the election of the Company, loans under the Credit Facility bear interest on the principal amount at a rate equal to either the Prime Rate or LIBOR plus 0.75%. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Company was in compliance with terms and conditions of the Credit Facility as of January 29, 2011.

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

Amended Credit Facility

In April 2010, the Company entered into an amended and restated Credit Agreement (“Amended Credit Facility”) with Bank of America, N.A. which reduced the availability under the facility to $100 million. The Amended Credit Facility updates certain terms and conditions including prohibiting the payment of dividends, added covenants around the number of store closings and changed the formula for interest rates. The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest are due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility are secured by the assets of the Company.

The Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Company was in compliance with terms and conditions of the Amended Credit Facility as of January 29, 2011.

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

As of January 29, 2011 and January 30, 2010, the Company did not have any borrowings under the Amended Credit Facility with Bank of America, N.A. During Fiscal 2010, 2009 and 2008, the highest aggregate balances outstanding under the revolving credit facility were $32.9 million, $90.8 million and $97.6 million, respectively. As of January 29, 2011 and January 31, 2009, the Company had $0.5 million and $0, respectively, of outstanding letter of credit obligations under the Credit Facility with Bank of America, N.A. The Company had $86 million and $132 million available for borrowing as of January 29, 2011 and January 31, 2009, respectively.

Mortgage Loan

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of January 29, 2011, the outstanding balance on the loan was $2.4 million.

The following table presents principal cash payments of long-term debt by expected maturity dates as of January 29, 2011:

Long-term debt

($ in thousands)
2011	$640
2012	680
2013	722
2014	346

Total	2,388
Less: current portion	640

Long –term debt obligation	$1,748

Note 6. Income Taxes
Income tax expense (benefit) consists of the following:

	Fiscal Year

	2010	2009	2008

	($ in thousands)

Federal – current	$30	($10,984)	($455)
State – current	245	332	427
Deferred	—	(2,333)	—

Income tax expense (benefit)	$275	($12,985)	($28)

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	(0.5%)	(0.4%)	(0.2%)
Change in valuation allowance	(35.7%)	(11.8%)	(32.1%)
Cash surrender value – insurance/ benefit programs	0.8%	0.5%	(1.0%)
Other	(0.5%)	0.1%	(1.7%)

Effective income tax rate	(0.9%)	23.4%	0.0%

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

The Other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization, uncertain tax positions, tax attribute and carryback limitations, and graduate tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	January 29, 2011	January 30, 2010

	($ in thousands)

DEFERRED TAX ASSETS
Accrued expenses	$1,234	$1,730
Inventory	842	603
Retirement and compensation related accruals	7,013	7,238
Fixed assets	16,212	17,681
Federal and state net operating loss and credit carryforwards	80,575	64,689
Real estate leases, including deferred rent	4,383	5,952
Losses on investments	1,659	1,692
Goodwill	2,873	3,730
Other	985	983

Gross deferred tax assets before valuation allowance	115,776	104,298
Less: valuation allowance	(115,776)	(104,298)

Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $169.2 million for federal income tax purposes and approximately $303 million for state income tax purposes as of the end of Fiscal 2010 that expire at various times through 2030 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of January 29, 2011, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 29, 2011, the valuation allowance increased to $115.8 million from $104.3 million at January 30, 2010 because management believes that it is more likely than not that the tax benefit will not be realized. The increase in the valuation allowance equals the increase in gross deferred tax assets and is consistent with the Company’s decision to record a full valuation allowance against deferred tax assets that have been recorded in the normal course of business, as described above.

During Fiscal 2010, the Company paid income taxes, net of refunds, of approximately $0.2 million.

During Fiscal 2009, the Company paid income taxes of approximately $0.2 million and received income tax refunds of approximately $10.5 million. For Fiscal 2008, the Company paid income taxes of approximately $0.2 million and received income tax refunds of approximately $6.0 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

(Amounts in thousands)
Unrecognized tax benefits at January 30, 2010	$2,360
Increases in tax positions from prior years	29
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse of applicable statute of limitations	(81)

Unrecognized tax benefits at January 29, 2011	$2,308

As of January 29, 2011, the Company had $2.3 million of gross unrecognized tax benefits, $1.6 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters through Fiscal 2007 and all material state and local income tax matters through Fiscal 2003.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statement of Operations. During Fiscal 2010, the Company accrued a provision for interest and penalties of $0.2 million. As of January 29, 2011, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.3 million, including accrued interest and penalties of $1.4 million.

Note 7. Leases

Leases - lessee
As more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements with its Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 29, 2011	January 30, 2010

	($ in thousands)
Buildings	$9,342	$9,342
Fixtures and equipment	—	12,824

	9,342	22,166
Allowances for depreciation and amortization	(6,927)	(18,622)

	$2,415	$3,544

At January 29, 2011, the Company leased 460 stores under operating leases, many of which contain renewal options, for periods ranging from one to twenty-five years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume.

Net rental expense was as follows:

	Fiscal Year

	2010	2009	2008

	($ in thousands)
Minimum rentals	$64,353	$86,016	$102,647
Contingent rentals	204	417	581

	$64,557	$86,433	$103,228

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at January 29, 2011 are as follows:

	Operating Leases	Capital Leases

	($ in thousands)
2011	$47,254	2,154
2012	25,731	2,154
2013	14,363	2,154
2014	8,595	2,154
2015	4,131	1,650
Thereafter	3,139	—

Total minimum payments required	$103,213	$10,266

Less: amounts representing interest		5,780

Present value of minimum lease payments		4,486
Less: current portion		723

Long-term capital lease obligations		$3,763

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During Fiscal 2010, minimum rent payments based on a store’s sales volume were $2.9 million.

Interest rates on capital leases were between 23.4% and 46.5% per annum.

Leases - lessor
The Company, as lessor, entered into a 60 year lease, effective April 2009, covering real property owned by the Company in Miami, Florida. Under the provisions of the lease, the Company receives minimum monthly rent payments as follows:

	Annual Rent Payment	Total Payments

	($ in thousands)
February 2011 – March 2029	$1,620	$29,430
April 2029 – March 2039	1,782	17,820
April 2039 – March 2049	1,960	19,602
April 2049 – March 2059	2,156	21,562
April 2059 – March 2069	2,372	23,718

Total future payments		$112,132

The lease allows for the tenant to terminate the lease after the twenty fifth year and every five years thereafter. Total guaranteed rent payments due to the Company are $38.4 million. The Company recorded rental income of $1.6 million in Fiscal 2010.

Note 8. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. As of March 1, 2011, the Company suspended its matching contribution. Prior to termination, participant vesting of the Company’s matching and profit sharing contribution was based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions in future years. Total expense related to the Company’s matching contribution was approximately $439,000, $0 and $882,000 in Fiscal 2010, 2009 and 2008, respectively.

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

Stock options and SSARS authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of January 29, 2011, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 6.9 million were granted and are outstanding, 5.6 million of which were vested and exercisable. Shares available for future grants of options and other share based awards at January 29, 2011 and January 30, 2010 were 2.7 million and 3.0 million, respectively.

During Fiscal 2008, the Company issued 275,000 restricted stock units. Restricted stock units vest 50% after two years and 50% after three years and will be settled in cash upon vesting. During Fiscal 2010 and Fiscal 2009, the Company recognized $128,000 and $75,000, respectively, in expenses related to the grant of restricted stock units.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $0.6 million, $2.3 million and $1.9 million. For Fiscal 2010 and 2009 the related total deferred tax expense was $0. The related total deferred tax benefit was approximately $0.1 million in 2008. As of January 29, 2011, there was $0.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.1 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan

	2010	2009	2008

Dividend yield	0%	0%	0%
Expected volatility	76.4%-81.9%	75.6%	52.8% - 56.3%
Risk-free interest rate	1.99%-2.13%	3.33%-3.37%	1.42% - 3.41%
Expected option life in years	4.03-5.45	4.98-6.98	4.87 – 5.69
Weighted average fair value per share of options granted during the year	$1.33	$0.69	$1.34

The following table summarizes information about the stock awards outstanding under the Old Plans, New Plan and 1990 Plan as of January 29, 2011:

	Outstanding				Exercisable

Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.00-$2.66	1,216,822	8.8	$1.72	$129,713	68,882	$0.05	$122,376
2.67-5.33	2,187,014	3.2	4.07	—	2,177,014	4.07	—
5.34-8.00	281,350	6.2	5.56	—	156,987	5.61	—
8.01-10.67	2,458,504	1.6	9.09	—	2,458,504	9.09	—
10.68-13.33	—	—	—	—	—	—	—
13.34-16.00	737,265	4.3	14.32	—	737,265	14.32	—

Total	6,880,955	3.9	$6.80	$129,713	5,598,652	$7.62	$122,376

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $1.83 as of January 29, 2011, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date. There were no in-the-money awards exercisable as of January 29, 2011.

The following table summarizes activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share(1)	Weighted Average Exercise Price

Balance February 2, 2008	9,020,395	$3.50-$17.79	$8.26
Granted	431,728	1.16-2.91	2.66
Exercised	(94,825)	3.50	3.50
Forfeited	(569,371)	3.50-17.79	12.47
Canceled	(329,462)	3.50-13.28	2.93

Balance January 31, 2009	8,458,465	$1.16-$15.25	$7.86
Granted	348,264	0.98	0.98
Exercised(2)	(137,693)	0.00	0.00
Forfeited	(113,622)	2.76-5.50	3.34
Canceled	(785,274)	3.50-15.25	12.63

Balance January 30, 2010	7,770,140	$0.98-$14.32	$7.23
Granted	1,279,898	1.67-2.11	2.07
Exercised(2)	(109,364)	0.00	0.00
Forfeited	(184,981)	5.32-6.43	5.51
Canceled	(1,874,738)	3.50-14.32	9.32

Balance January 29, 2011	6,880,955	$0.98-$14.32	$6.80

(1)	Exercise price ranges do not include the impact of deferred or restricted shares and restricted stock units that were granted at an exercise price of $0.
(2)	Represents vesting of restricted and deferred shares.

During Fiscal 2010, 2009 and 2008, the Company recognized expenses of approximately $74,000, $103,000 and $213,000, respectively, for deferred shares issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

Restricted Stock Plan

During Fiscal 2009 and Fiscal 2008, the Company recognized $16,000 and $62,000, respectively, in amortized unearned compensation related to its 1990 Restricted Stock Plan, which has expired. No expense was recognized in Fiscal 2010. As of January 29, 2011, there were no outstanding awards and no shares available for grant.

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

The Company provides the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that pays a retired director an annual retirement benefit equal to 60% of the annual retainer at the time of retirement plus a 3% annual increase through the final payment. Payments begin at age 62 or retirement, whichever is later, and continue for 10 years or the life of the director and his or her spouse, whichever period is shorter. Partial vesting in the retirement plan begins after six years of continuous service. Participants become fully vested after 12 years of continuous service on the Board. After June 1, 2003, new directors were not covered by the Director Retirement Plan. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to Deferred Shares under the 1990 Plan. Directors that were fully or partially vested in their retirement benefits were given a one-time election to continue to participate in the current retirement program or convert the present value of benefits already accrued to Deferred Shares under the 1990 Plan as of the effective date.

For Fiscal 2010, Fiscal 2009 and Fiscal 2008, net periodic benefit cost recognized under both plans totaled approximately $0.4 million, $1.0 million, and $1.4 million, respectively. The accrued pension liability for both plans was approximately $12.9 million and $11.4 million at January 29, 2011 and January 31, 2009, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was approximately $10.8 million and $9.6 million as of January 29, 2011 and January 31, 2009, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 29, 2011	January 30, 2010

	($ in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$11,400	$11,913
Service cost	133	195
Interest cost	653	802
Actuarial gain	761	(1,458)
Benefits paid	(92)	(52)

Projected Benefit obligation at end of year	$12,855	$11,400

Fair value of plan assets at end of year	$—	$—

Reconciliation of Funded Status:
Funded status	($12,855)	($11,400)
Unrecognized prior service cost	1,947	2,289
Unrecognized net actuarial gain	(3,462)	(4,906)

Accrued benefit cost	(14,370)	(14,017)
Decrease (increase) in liability	1,515	2,617

Accrued pension liability	($12,855)	($11,400)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 29, 2011	January 30, 2010

	($ in thousands)

Accrued pension liability	($12,855)	($11,400)
Accumulated other comprehensive income	(1,515)	(2,617)
Deferred tax liability (asset)	(1,099)	(1,099)

Net amount recognized	($13,271)	($12,918)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:
($ in thousands)

Net Periodic Benefit Cost:	Fiscal Year
	2010	2009	2008

Service cost	$133	$195	$218
Interest cost	653	802	891
Amortization of prior service cost	342	342	342
Amortization of net (gain) loss	(683)	(346)	(2)

Net periodic benefit cost	$445	$993	$1,449

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

Net prior service cost recognized as a component of net periodic benefit cost	($342)	($342)
Net actuarial gain recognized as a component of net periodic benefit cost	683	346
Net actuarial (gain) loss arising during the period	761	(1,458)

	1,102	(1,454)
Income tax effect	—	2,332

Total recognized in other comprehensive (income) loss	$1,102	$878

Total recognized in net periodic benefit cost and other comprehensive (income) loss	($1,547)	($1,871)

The pre-tax components of accumulated other comprehensive income, which have not yet been recognized as components of net periodic benefit cost as of January 29, 2011 and January 30, 2010 are summarized below.

($ in thousands)	January 29, 2011	January 30, 2010

Net unrecognized actuarial gain	($3,462)	($4,906)
Net unrecognized prior service cost	1,947	2,289

Accumulated other comprehensive income	($1,515)	($2,617)

In Fiscal 2010, approximately $342,000 of net unrecognized prior service cost and approximately $683,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 29, 2011, will be recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year

	2010	2009

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.25%	5.75%
Salary increase rate	4.00%	4.00%
Measurement date	Jan. 29, 2011	Jan. 30, 2010

	2010	Fiscal Year 2009	2008

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.75%	6.75%
Salary increase rate	4.00%	4.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

($ in thousands)

2010	$140
2011	217
2012	935
2013	936
2014	929
2015 and thereafter	5,216

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

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.2 million, $2.1 million and $2.1 million in Fiscal 2010, 2009 and 2008 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. During 2010, Mr. Higgins paid $0.8 million for principal and interest on his underlying indebtedness relating to the real property. Mr. Higgins doesn’t have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2010, 2009 and 2008. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $6,800, $6,800 and $7,400 in Fiscal 2010, 2009 and 2008 respectively.

Prior to Fiscal 2010, the Company chartered an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2010, 2009 and 2008 were approximately $0, $94,000 and $205,000, respectively.

Note 11. Quarterly Financial Information (Unaudited)

	Fiscal 2010 Quarter Ended

	2010	January 29, 2011	October 30, 2010	July 31, 2010	May 1, 2010

	($ in thousands, except for per share amounts)
Net sales	$652,416	$231,286	$128,787	$135,804	$156,539
Gross profit	219,380	78,209	43,917	45,729	51,525

Net income (loss)	($30,963)	$12,350	($16,116)	($15,782)	($11,415)

Basic and diluted income (loss) per share	($0.99)	$0.38	($0.51)	($0.50)	($0.36)

During the fourth quarter of Fiscal 2010, the Company recorded an asset impairment charge of $2.0 million related to the write down of certain long-lived assets at underperforming locations. See Note 4 in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge.

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

4.4

Amended and Restated Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

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

10.8

Trans World Entertainment Corporation 1998 Stock Option Plan — incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.9

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

10.11

Trans World Entertainment Corporation 2002 Stock Option Plan — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 23, 2002. Commission File No. 0-14818.

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

10.14

10.13 Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.15

Trans World Entertainment Corporation Executive Officers Bonus Plan — incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 20, 2009. Commission File No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1

Certification of Chief Executive Officer dated April 14, 2011, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2

Certification of Chief Financial Officer dated April 14, 2011, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

**32

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011.

* Filed herewith
** Furnished herewith