Form 10-Q
period 2011-04-30
TRANS WORLD ENTERTAINMENT CORP
filed 2011-06-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,
31,454,529 shares outstanding as of May 28, 2011

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,674	$75,212	$21,275
Merchandise inventory	217,785	234,164	251,279
Other current assets	6,868	8,385	7,718

Total current assets	254,327	317,761	280,272

NET FIXED ASSETS	20,047	21,478	31,398
OTHER ASSETS	9,399	9,485	9,790

TOTAL ASSETS	$283,773	$348,724	$321,460

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$71,021	$130,007	$74,746
Borrowings under line of credit	—	—	—
Accrued expenses and other current liabilities	25,985	28,025	34,411
Current portion of long-term debt	650	640	611
Current portion of capital lease obligations	746	723	828

Total current liabilities	98,402	159,395	110,596

LONG-TERM DEBT, less current portion	1,582	1,748	2,231
CAPITAL LEASE OBLIGATIONS, less current portion	3,568	3,763	4,314
OTHER LONG-TERM LIABILITIES	20,861	22,020	22,129

TOTAL LIABILITIES	124,413	186,926	139,270

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,527,519, 56,527,519 and 56,498,429 shares issued, respectively)	565	565	565
Additional paid-in capital	308,442	308,333	308,074
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income	416	416	1,518
Retained earnings	67,492	70,039	89,588

TOTAL SHAREHOLDERS’ EQUITY	159,360	161,798	182,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,773	$348,724	$321,460

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended

	April 30, 2011	May 1, 2010

Net sales	$131,496	$156,539
Cost of sales	83,207	105,014

Gross profit	48,289	51,525
Selling, general and administrative expenses	49,968	62,178

Loss from operations	(1,679)	(10,653)
Interest expense, net	832	688

Loss before income tax expense	(2,511)	(11,341)
Income tax expense	36	74

Net loss	$(2,547)	$(11,415)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.08)	$(0.36)

Weighted average number of common shares – basic and diluted	31,425	31,395

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended

	April 30, 2011	May 1, 2010

Net cash used by operating activities	$(44,821)	$(46,779)

Cash flows from investing activities:
Purchases of fixed assets	(389)	(747)
Acquisition of business, net of cash received	—	(1,849)

Net cash used by investing activities	(389)	(2,596)

Cash flows from financing activities:
Proceeds from line of credit	—	—
Payments of long-term debt	(156)	(148)
Payments of capital lease obligations	(172)	(716)

Net cash used by financing activities	(328)	(864)

Net decrease in cash and cash equivalents	(45,538)	(50,239)
Cash and cash equivalents, beginning of period	75,212	71,514

Cash and cash equivalents, end of period	$29,674	$21,275

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2011 and May 1, 2010

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of April 30, 2011, the Company operated 444 stores totaling approximately 3.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 7 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2011 and beyond; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office, the closing of a distribution in center in Carson, CA. and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores. An additional 17 stores closed in the first quarter of 2011. The Company plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations.

The Company recently received notice from a service provider to the Company that such service provider is being audited by a number of states, the District of Columbia, and Puerto Rico regarding compliance with such jurisdictions’ unclaimed property laws (the “escheat laws”). The issue centers around the retention of funds associated with uncashed rebate checks. State escheat laws generally require entities to report and remit to the state abandoned and unclaimed property. While the Company has not received any requests directly from any jurisdiction, the Company intends, through the service provider, to cooperate fully with any such audit. The Company is reviewing its legal and contractual positions relating to the relevant escheat laws and its arrangements with such service provider, however, the Company does not believe that any resulting obligations will have a material effect on its results of operations or financial condition of the Company.

Seasonality:
The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2010, the fourth fiscal quarter accounted for approximately 35% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional, seasonal employees to supplement its core store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, would be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, store closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 29, 2011 has been derived from the Company’s January 29, 2011 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended April 30, 2011 and May 1, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 29, 2011.

Note 3. Recently Adopted Accounting Pronouncements

There are no recently adopted accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 4. Acquisition

On March 29, 2010 (“Acquisition Date”), the Company acquired certain assets and assumed certain liabilities of the Value Music Concepts, Inc., (“Value Music”) a Georgia Corporation. The purchase included substantially all of the ongoing business of Value Music, which included five store leases and equipment, inventory and all related trade names and trademarks (the “Acquisition”). The purchase price consideration was $1.8 million.

The total purchase price has been allocated to assets acquired and net liabilities assumed in connection with the Acquisition based on their estimated fair values as of the completion of the Acquisition.

The fair value of the net assets acquired was approximately $1.9 million, which exceeds the preliminary estimated purchase price of $1.8 million. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $0.1 million as a gain on bargain purchase. The gain on bargain purchase of $0.1 million was included as a reduction of SG&A expenses within income from operations in the Consolidated Statements of Operations in Fiscal 2010.

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

Note 5. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended April 30, 2011 and May 1, 2010 was $0.1 million and $0.5 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended April 30, 2011 and May 1, 2010.

As of April 30, 2011, there was approximately $0.9 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 3.2 years.

As of April 30, 2011, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 7.3 million were granted and are outstanding, 5.6 million of which were vested and exercisable. Awards available for future grants at April 30, 2011 were 2.3 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirteen weeks ended April 30, 2011:

Thirteen weeks ended April 30, 2011

Dividend yield	0%
Expected stock price volatility	69.9 – 75.4%
Risk-free interest rate	2.3 – 2.8%
Expected award life (in years)	4.9 – 7.0
Weighted average fair value per share of awards granted during the period	$1.09 - $1.26

The following table summarizes stock award activity during the thirteen weeks ended April 30, 2011:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term

Balance January 29, 2011	6,880,955	$6.80	3.9
Granted	439,898	1.74	9.8
Exercised	—	—	—
Forfeited	(11,425)	3.23	—
Expired	(12,645)	8.87	—

Balance April 30, 2011	7,296,783	$6.68	4.0

Exercisable at April 30, 2011	5,586,007	$7.71	2.5

(1)

Exercise price ranges exclude the impact of deferred or restricted stock units that were granted at an exercise price of $0. During the thirteen weeks ended April 30, 2011, 279,898 restricted stock units were granted.

(2)	Deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

As of April 30, 2011, the intrinsic value of stock awards outstanding was $802,000 and exercisable was $111,351.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended

	April 30, 2011	May 1, 2010

	($ in thousands)
Service cost	$37	$33
Interest cost	168	163
Amortization of prior service cost	86	86
Amortization of net gain	(112)	(171)

Net periodic pension cost	$179	$111

During the thirteen weeks ended April 30, 2011, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $38,000 in benefits relating to the Director Retirement Plan during Fiscal 2011.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $78.8 million as of April 30, 2011. As of April 30, 2011, the Company didn’t have any borrowings under the revolving credit facility and had $0.8 million in outstanding letter of credit obligations. The Company did not have any borrowings during the quarter.

As of May 1, 2010, the Company didn’t have any borrowings under the revolving credit facility and had $1.8 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 1, 2010 was 3.25%.

Note 8. Comprehensive Loss

Other accumulated comprehensive income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen weeks ended April 30, 2011 and May 1, 2010.

Note 9. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen weeks ended

	April 30, 2011	May 1, 2010

	(in thousands)
Cost of sales	$138	$316
Selling, general and administrative expenses	1,715	2,863

Total	$1,853	$3,179

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

For the thirteen week periods ended April 30, 2011, and May 1, 2010, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen weeks ended April 30, 2011 and May 1, 2010 were approximately 4.8 million and 5.1 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
April 30, 2011 and May 1, 2010

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, home video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

At April 30, 2011, the Company operated 444 stores totaling approximately 3.0 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music and video. In total, these categories represented 79% of the Company’s sales in the thirteen weeks ended April 30, 2011. The balance of categories, including games, electronics and trend products represented 21% of the Company’s sales in the thirteen weeks ended April 30, 2011.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand general economic and industry trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2011
Compared to the Thirteen Weeks Ended May 1, 2010

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended

	April 30, 2011	May 1, 2010	Change	%		Comparable Store Net Sales
	(in thousands except store data)

Net sales:	$131,496	$156,539	$(25,043)	(16.0%	)	(1.8%)
As a percentage of net sales:
Video	42.3%	44.4%				(4.5%)
Music	36.7%	36.2%				(2.7%)
Electronics	8.8%	7.4%				14.6%
Trend	7.0%	6.4%				8.1%
Video Games	5.2%	5.6%				(9.5%)

Store Count:	444	544	(100)	(18.4%	)

Net sales. The 16% decrease in net sales during the thirteen weeks ended April 30, 2011, as compared to the same period last year, resulted from a comparable store net sales decline of 1.8% along with the decrease in store count of 18%. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales from store closings.

Video:
Comparable store net sales in the video category decreased 4.5% during the first quarter. Comp sales in the top 50 skus decreased 39% during the quarter, primarily due to the strength of new releases last year, including Avatar and New Moon. Our comp sales excluding the top 50 increased 3%. According to Warner Brothers Home Video, industry sales were down 20% for the quarter. The video category represented 42.3% of total net sales for the thirteen weeks ended April 30, 2011 compared to 44.4% in the comparable quarter last year.

Music:
Comparable store net sales in the music category decreased 2.7% during the thirteen weeks ended April 30, 2011. Comp sales in top 50 skus decreased 13% during the quarter. Comp sales excluding the top 50 increased 3%. According to Soundscan, total CD unit sales industry-wide were down 6% during the period corresponding to the Company’s first fiscal quarter. The music category represented 36.7% of total net sales for the thirteen weeks ended April 30, 2011 compared to 36.2% in the comparable quarter last year.

Electronics:
Comparable store sales for electronics increased 14.6%, driven by expanded product lines and improved selection. Electronics sales represent 8.8% of total net sales for the thirteen weeks ended April 30, 2011 compared to 7.4% in the comparable quarter last year.

Trend:
For the thirteen weeks ended April 30, 2011, comparable store net sales increased 8.1% for these categories, driven by expanded product lines and improved selection. Trend product represented 7.0% of total net sales for the thirteen weeks ended April 30, 2011 compared to 6.4% in the comparable quarter last year.

Video Games:
Comparable store sales for video games decreased 9.5%. The comp decline in games is due to the liquidation of games in stores in which games were removed. 121 stores currently carry games. Comp sales for games in the go forward stores were flat for the quarter. Games sales represent 5.2% of total net sales for the thirteen weeks ended April 30, 2011 compared to 5.6% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change

	April 30, 2011	May 1, 2010	$	%

Gross Profit	$48,289	$51,525	$(3,236)	(6.3%)
As a percentage of net sales	36.7%	32.9%

The increase in gross profit as a percentage of sales was due to higher margin rates in all our product categories and the leveraging of our distribution and freight costs.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change

	April 30, 2011	May 1, 2010	$	%

SG&A Expenses	$49,968	$62,178	$(12,210)	(19.6%)
As a percentage of net sales	38.0%	39.7%

SG&A expenses decreased $12.2 million, or 19.6% on the net sales decline of 16.0%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2010 and lower occupancy expenses in ongoing stores.

Interest Expense, Net. Net interest expense was $0.8 million during the thirteen weeks ended April 30, 2011 compared to $0.7 million during the thirteen weeks ended May 1, 2010. The increase is primarily due to the amortization of loan commitment fees related to the three year extension we signed in April 2010. In addition, interest expense also increased due to a 55 basis point increase in our unused loan commitment fee.

Income Tax Expense (Benefit). As of January 29, 2011 and January 30, 2010, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 29, 2011, the projected net loss for the year ending January 28, 2012 and the net loss incurred for the thirteen weeks ended April 30, 2011, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

For the thirteen weeks ended April 30, 2011 and May 1, 2010, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended (in thousands)

	April 30, 2011	May 1, 2010

Loss before income tax expense (benefit)	$(2,511)	$(11,341)
Income tax expense (benefit)	36	74

Net loss	$(2,547)	$(11,415)

For the thirteen weeks ended April 30, 2011, the Company’s net loss decreased $8.9 million to $2.5 million from $11.4 million for the thirteen weeks ended May 1, 2010. The decreased loss was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 7 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2011 and beyond; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office, the closing of a distribution in center in Carson, CA. and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores. An additional 17 stores closed in the first quarter of 2011. The Company plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended April 30, 2011 and May 1, 2010, or at those dates:

	Thirteen weeks ended		Change

(in thousands)	April 30, 2011	May 1, 2010	$

Operating Cash Flows	$(44,821)	$(46,779)	$1,958
Investing Cash Flows	(389)	(2,596)	2,207
Financing Cash Flows	(328)	(864)	536
Capital Expenditures	(389)	(747)	358

Cash and Cash Equivalents	29,674	21,275
Merchandise Inventory	217,785	251,279
Working Capital	155,925	169,676

The Company had cash and cash equivalents of $29.7 million at April 30, 2011, compared to $75.2 million at January 29, 2011 and $21.3 million at May 1, 2010. Merchandise inventory was $74 per square foot at April 30, 2011, compared to $69 per square foot at May 1, 2010.

Cash used by operating activities was $44.8 million for the thirteen weeks ended April 30, 2011. The primary use of cash was a $59.0 million seasonal reduction of accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $0.4 million for the thirteen weeks ended April 30, 2011.

Cash used by financing activities was $0.3 million for the thirteen weeks ended April 30, 2011 for the payment on long term debt and capital lease obligations.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $78.8 million as of April 30, 2011. As of April 30, 2011, the Company didn’t have any borrowings under the revolving credit facility and had $0.8 million in outstanding letter of credit obligations. The Company did not have any outstanding borrowings on its line of credit during the first quarter.

As of May 1, 2010, the Company didn’t have any borrowings under the revolving credit facility and had $1.8 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended April 30, 2011 was 3.25%. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended May 1, 2010 was 3.25%.

We believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires on April, 2013, will provide us with sufficient liquidity through the expiration of this credit facility.

Capital Resources. During the thirteen weeks ended April 30, 2011, the Company made capital expenditures of $0.3 million. The Company plans to spend approximately $7.5 million for capital expenditures in fiscal 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 29, 2011 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 29, 2011.

Recently Issued Accounting Pronouncements:

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure..

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

The Company recently received notice from a service provider to the Company that such service provider is being audited by a number of states, the District of Columbia, and Puerto Rico regarding compliance with such jurisdictions’ unclaimed property laws (the “escheat laws”). The issue centers around the retention of funds associated with uncashed rebate checks. State escheat laws generally require entities to report and remit to the state abandoned and unclaimed property. While the Company has not received any requests directly from any jurisdiction, the Company intends, through the service provider, to cooperate fully with any such audit. The Company is reviewing its legal and contractual positions relating to the relevant escheat laws and its arrangements with such service provider, however, the Company does not believe that any resulting obligations will have a material effect on its results of operations or financial condition of the Company.

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 30, 2011.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 9, 2011	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 9, 2011	By:	/s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)