Form 10-Q
period 2011-07-30
TRANS WORLD ENTERTAINMENT CORP
filed 2011-09-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,
31,454,529 shares outstanding as of August 26, 2011

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,494	$75,212	$10,505
Merchandise inventory	205,452	234,164	237,141
Other current assets	7,545	8,385	8,523

Total current assets	235,491	317,761	256,169

NET FIXED ASSETS	18,816	21,478	29,074
OTHER ASSETS	9,181	9,485	9,356

TOTAL ASSETS	$263,488	$348,724	294,599

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$58,896	$130,007	$69,233
Borrowings under line of credit	—	—	—
Accrued expenses and other current liabilities	25,335	28,025	29,408
Current portion of long-term debt	660	640	621
Current portion of capital lease obligations	771	723	677

Total current liabilities	85,662	159,395	99,939

LONG-TERM DEBT, less current portion	1,413	1,748	2,072
CAPITAL LEASE OBLIGATIONS, less current portion	3,365	3,763	4,136
OTHER LONG-TERM LIABILITIES	20,743	22,020	22,007

TOTAL LIABILITIES	111,183	186,926	128,154

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,557,519, 56,527,519 and 56,498,429 shares issued, respectively)	566	565	565
Additional paid-in capital	308,664	308,333	308,113
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income	416	416	1,518
Retained earnings	60,214	70,039	73,804

TOTAL SHAREHOLDERS’ EQUITY	152,305	161,798	166,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,488	$348,724	$294,599

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$107,990	$135,804	$239,486	$292,342
Cost of sales	67,999	90,075	151,206	195,089

Gross profit	39,991	45,729	88,280	97,253
Selling, general and administrative expenses	46,416	60,554	96,384	122,732

Loss from operations	(6,425)	(14,825)	(8,104)	(25,479)
Interest expense, net	793	815	1,625	1,504

Loss before income tax	(7,218)	(15,640)	(9,729)	(26,983)
Income tax expense	60	141	96	215

Net loss	$(7,278)	$(15,781)	$(9,825)	$(27,198)

LOSS PER SHARE:

Basic and diluted loss per share	$(0.23)	$(0.50)	$(0.31)	$(0.87)

Weighted average number of common shares outstanding – basic and diluted	31,455	31,424	31,440	31,410

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended

	July 30, 2011	July 31, 2010

Net cash used by operating activities	$(51,086)	$(56,280)

Cash flows from investing activities:
Purchases of fixed assets	(967)	(1,539)
Acquisition of business, net of cash received	—	(1,848)

Net cash used by investing activities	(967)	(3,387)

Cash flows from financing activities:
Proceeds from line of credit	—	—
Payments of long-term debt	(315)	(297)
Payments of capital lease obligations	(350)	(1,045)

Net cash used by financing activities	(665)	(1,342)

Net decrease in cash and cash equivalents	(52,718)	(61,009)
Cash and cash equivalents, beginning of period	75,212	71,514

Cash and cash equivalents, end of period	$22,494	$10,505

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 30, 2011 and July 31, 2010

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment software, including music, video, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of July 30, 2011, the Company operated 440 stores totaling approximately 2.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office, the closing of a distribution in center in Carson, CA. and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores. Management has continued many initiatives as part of the execution of its operating plan for 2011; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 21 stores closed in the first half of 2011. The Company plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 29, 2011 has been derived from the Company’s January 29, 2011 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended July 30, 2011 and July 31, 2010 was $0.1 million and $0.1 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended July 30, 2011 and July 31, 2010.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $0.2 million and $0.4 million, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the twenty-six weeks ended July 30, 2011 and July 31, 2010.

As of July 30, 2011, there was approximately $0.7 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.9 years.

As of July 30, 2011, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 6.5 million were granted and are outstanding, 5.1 million of which were vested and exercisable. Awards available for future grants at July 30, 2011 were 2.3 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended July 30, 2011:

Twenty-six weeks ended July 30, 2011

Dividend yield	0%
Expected stock price volatility	69.9 – 75.4%
Risk-free interest rate	2.3 – 2.8%
Expected award life (in years)	4.9 – 7.0
Weighted average fair value per share of awards granted during the period	$1.09 - $1.26

The following table summarizes stock award activity during the twenty-six weeks ended July 30, 2011:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term

Balance January 29, 2011	6,880,955	$6.80	3.9
Granted	439,898	1.74	9.6
Exercised(2)	(30,000)	—	—
Forfeited	(11,425)	3.23	—
Expired	(738,932)	8.92	—

Balance July 30, 2011	6,540,496	$5.98	4.2

Exercisable at July 30, 2011	5,103,822	$7.24	2.8

(1)

Exercise price ranges exclude the impact of deferred or restricted stock units that were granted at an exercise price of $0. During the twenty-six weeks ended July 30, 2011, 279,898 restricted stock units were granted and 30,000 deferred shares were excercised.

(2)	Deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

As of July 30, 2011, the intrinsic value of stock awards outstanding was $1.0 million and exercisable was $176,000.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended

	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

	(in thousands)		(in thousands)
Service cost	$37	$33	$74	$67
Interest cost	168	163	336	326
Amortization of prior service cost	86	86	172	171
Amortization of net gain	(112)	(171)	(224)	(342)

Net periodic pension cost	$179	$111	$358	$222

During the twenty-six weeks ended July 30, 2011, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $38,000 in benefits relating to the Director Retirement Plan during Fiscal 2011.

Note 6. Line of Credit

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $71.6 million as of July 30, 2011. As of July 30, 2011, the Company didn’t have any borrowings under the revolving credit facility and had $1.2 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of the year.

As of July 31, 2010, the Company didn’t have any borrowings under the Amended Credit Facility and had $1.1 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended July 31, 2010 was 6.75%.

Note 7. Accumulated Other Comprehensive Income and Loss

Accumulated other comprehensive income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

	(in thousands)		(in thousands)
Cost of sales	$135	$307	$273	$622
Selling, general and administrative expenses	1,606	2,788	3,321	5,651

Total	$1,741	$3,095	$3,594	$6,273

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

For the thirteen and twenty-six week periods ended July 30, 2011, and July 31, 2010, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen weeks ended July 30, 2011 and July 31, 2010 were approximately 4.0 million and 4.7 million, respectively. Total anti-dilutive stock awards for the twenty-six weeks ended July 30, 2011 and July 31, 2010 were approximately 4.4 million and 4.9 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
July 30, 2011 and July 31, 2010

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

At July 30, 2011, the Company operated 440 stores totaling approximately 2.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment software, including music and video. In total, these categories represented 79% of the Company’s sales in the twenty-six weeks ended July 30, 2011. The balance of categories, including games, electronics and trend products represented 21% of the Company’s sales in the twenty-six weeks ended July 30, 2011.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand general economic and industry trends and to manage the business in response to those trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Sales and comparable store sales: The Company measures and reports the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Mall stores relocated in the same shopping center after being open for at least thirteen months are considered comparable stores. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by store format and by product category.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 2011
Compared to the Thirteen Weeks Ended July 31, 2010

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Twenty-six weeks ended

	July 30, 2011	July 31, 2010	Change	%	Comp Store Sales	July 30, 2011	July 31, 2010	Change	%	Comp Store Sales

	(in thousands)					(in thousands)

Net sales	$107,990	$135,804	$(27,814)	(20.5%)	(6.3%)	$239,486	$292,342	$(52,856)	(18.1%)	(3.9%)
As a % of sales
Home Video	40.9%	42.0%			(7.6%)	41.7%	43.3%			(5.9%)
Music	37.4%	38.1%			(9.5%)	37.0%	37.1%			(5.9%)
Electronics	9.2%	7.6%			10.1%	9.0%	7.5%			12.4%
Trend	8.0%	7.3%			6.0%	7.4%	6.8%			7.1%
Video Games	4.5%	5.0%			(14.4%)	4.9%	5.3%			(11.6%)

Store Count:						440	534	(94)	(17.6%)

Net sales. Net sales decreased 20.5% and 18.1% during the thirteen weeks and twenty-six weeks ended July 30, 2011, as compared to the same periods last year. The decline in sales for the thirteen and twenty-six week periods resulted from a comparable store net sales decline of 6.3% and 3.9%, respectively, along with the decrease in store count of 17.6%. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales resulting from store closings.

Home Video:
Comparable store net sales in the video category decreased 7.6% and 5.9% during the thirteen and twenty-six weeks ended July 30, 2011, respectively. According to Warner Brothers Home Video, industry sales were down 16% for the quarter. The video category represented 40.9% of total net sales for the thirteen weeks ended July 30, 2011 compared to 42.0% in the comparable quarter last year.

Music:
Comparable store net sales in the music category decreased 9.5% and 5.9% during the thirteen and twenty-six weeks ended July 30, 2011, respectively. The decline in comp sales is being driven by weak new releases. According to Soundscan, total CD unit sales industry-wide were flat during the period corresponding to the Company’s second fiscal quarter. The music category represented 37.4% of total net sales for the thirteen weeks ended July 30, 2011 compared to 38.1% in the comparable quarter last year.

Electronics:
Comparable store sales in the electronics category increased 10.1% and 12.4% during the thirteen and twenty-six weeks ended July 30, 2011, respectively. The increases were driven by expanded product lines and improved selection. Electronics sales represented 9.2% of total net sales for the thirteen weeks ended July 30, 2011 compared to 7.6% in the comparable quarter last year.

Trend:
Comparable store sales in the trend category increased 6.0% and 7.1% during the thirteen and twenty-six weeks ended July 30, 2011, respectively. The increases were driven by expanded product lines and improved selection. Trend product represented 8.0% of total net sales for the thirteen weeks ended July 30, 2011 compared to 7.3% in the comparable quarter last year.

Video Games:
Comparable store sales for video games decreased 14.4% and 11.6% during the thirteen and twenty-six weeks ended July 30, 2011, respectively. Currently, 121 stores, or 27.5% of the company’s stores carry games. Games sales represent 4.5% of total net sales for the thirteen weeks ended July 30, 2011 compared to 5.0% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	July 30, 2011	July 31, 2010	$	%	July 30, 2011	July 31, 2010	$	%

Gross Profit	$39,991	$45,729	$(5,738)	(12.5)%	$88,280	$97,253	$(8,973)	(9.2)%
As a % of sales	37.0%	33.7%			36.9%	33.3%

Gross profit decreased 12.5% and 9.2% for the thirteen and twenty-six weeks ended July 30, 2011 as compared to the comparable periods last year. The decline in gross profit for both periods is due to the decline in sales. The decline in sales was partially offset by increases in the gross profit as a percentage of sales due to higher margin rates in all our product categories and the leveraging of our distribution and freight costs.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	July 30, 2011	July 31, 2010	$	%	July 30, 2011	July 31, 2010	$	%

SG&A	$46,416	$60,554	$(14,138)	(23.3)%	$96,384	$122,732	$(26,348)	(21.5)%
As a % of sales	43.0%	44.6%			40.2%	42.0%

For the thirteen weeks ended July 30, 2011, SG&A expenses decreased $14.1 million, or 23.3% on the net sales decline of 20.5%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2010, lower occupancy expenses in ongoing stores and effective expense management.

For the twenty-six weeks ended July 30, 2011, SG&A expenses decreased $26.3 million, or 21.5% on the net sales decline of 18.1%. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2010, lower occupancy expenses in ongoing stores and effective expense management.

Interest Expense, Net. Net interest expense was $0.8 million and $1.6 million during the thirteen and twenty-six weeks ended July 30, 2011, respectively, compared to $0.8 million and $1.5 million during the thirteen and twenty six weeks ended July 31, 2010.

Income Tax Expense (Benefit). As of January 29, 2011 and January 30, 2010, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 29, 2011, the projected net loss for the year ending January 28, 2012 and the net loss incurred for the twenty-six weeks ended July 30, 2011, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

For all other periods presented, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Twenty-six weeks ended

(in thousands)	July 30, 2011	July 31, 2010	Change	July 30, 2011	July 31, 2010	Change

s before income tax	$(7,218)	$(15,640)	$8,422	$(9,729)	$(26,983)	$17,254

Income tax expense	60	141	(81)	96	215	(119)

Net loss	$(7,278)	$(15,781)	$8,503	$(9,825)	$(27,198)	$17,373

For the thirteen weeks ended July 30, 2011, the Company’s net loss decreased $8.5 million to $7.3 million from $15.8 million for the thirteen weeks ended July 31, 2010. The decreased loss was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

For the twenty-six weeks ended July 30, 2011, the Company’s net loss decreased $17.4 million to $9.8 million from $27.2 million for the thirteen weeks ended July 31, 2010. The decreased loss was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office, the closing of a distribution in center in Carson, CA. and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores. Management has continued many initiatives as part of the execution of its operating plan for 2011; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 21 stores closed in the first half of 2011. The Company plans to continue its careful evaluation of store profitability of its remaining stores in consideration of lease terms, conditions and expirations.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty-six weeks ended July 30, 2011 and July 31, 2010, or at those dates:

	Twenty-six weeks ended		Change

(in thousands)	July 30, 2011	July 31, 2010	$

Operating Cash Flows	$(51,086)	$(56,280)	$5,194
Investing Cash Flows	(967)	(3,387)	2,420
Financing Cash Flows	(665)	(1,342)	677
Capital Expenditures	(967)	(1,539)	572

Cash and Cash Equivalents	22,494	10,505	11,989
Merchandise Inventory	205,452	237,141	(31,689)
Working Capital	149,829	156,230	(6,401)

The Company had cash and cash equivalents of $22.5 million at July 30, 2011, compared to $75.2 million at January 29, 2011 and $10.5 million at July 31, 2010. Merchandise inventory was $70 per square foot at July 30, 2011, compared to $67 per square foot at July 31, 2010.

Cash used by operating activities was $51.1 million for the twenty-six weeks ended July 30, 2011. The primary use of cash was a $71.1 million seasonal reduction of accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $1.0 million for the twenty-six weeks ended July 30, 2011.

Cash used by financing activities was $0.7 million for the twenty-six weeks ended July 30, 2011 for the payment on long term debt and capital lease obligations.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $71.6 million as of July 30, 2011. As of July 30, 2011, the Company didn’t have any borrowings under the revolving credit facility and had $1.2 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of the year.

As of July 31, 2010, the Company didn’t have any borrowings under the Amended Credit Facility and had $1.1 million in outstanding letter of credit obligations. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended July 31, 2010 was 6.75%.

Capital Resources. During the twenty-six weeks ended July 30, 2011, the Company made capital expenditures of $1.0 million. The Company plans to spend under $5.0 million for capital expenditures in fiscal 2011.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 30, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 9, 2011	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 9, 2011	By:	/s/ John J. Sullivan

John J. Sullivan
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)