Form 10-Q
period 2011-10-29
TRANS WORLD ENTERTAINMENT CORP
filed 2011-12-09
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,
31,454,529 shares outstanding as of November 26, 2011

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	October 29,	January 29,	October 30,
	2011	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,017	$75,212	$6,127
Merchandise inventory	223,528	234,164	270,800
Other current assets	8,551	8,385	17,673

Total current assets	251,096	317,761	294,600

NET FIXED ASSETS	17,968	21,478	26,763
OTHER ASSETS	8,160	9,485	9,427

TOTAL ASSETS	277,224	$348,724	$330,790

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$78,539	$130,007	$115,312
Borrowings under line of credit	—	—	8,588
Accrued expenses and other current liabilities	24,275	28,025	27,635
Current portion of long-term debt	669	640	630
Current portion of capital lease obligations	797	723	700

Total current liabilities	104,280	159,395	152,865

LONG-TERM DEBT, less current portion	1,242	1,748	1,911
CAPITAL LEASE OBLIGATIONS, less current portion	3,157	3,763	3,953
OTHER LONG-TERM LIABILITIES	20,690	22,020	21,621

TOTAL LIABILITIES	129,369	186,926	180,350

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,557,519, 56,527,519 and 56,527,519 shares issued, respectively)	565	565	565
Additional paid-in capital	308,724	308,333	308,223
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive income	416	416	1,518
Retained earnings	55,705	70,039	57,689

TOTAL SHAREHOLDERS’ EQUITY	147,855	161,798	150,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$277,224	$348,724	$330,790

See Accompanying Notes to Condensed Consolidated Interim Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$109,996	$128,787	$349,483	$421,129
Cost of sales	69,344	84,870	220,550	279,959

Gross profit	40,652	43,917	128,933	141,170
Selling, general and administrative expenses	44,394	59,051	140,778	181,783

Loss from operations	(3,742)	(15,134)	(11,845)	(40,613)
Interest expense, net	774	927	2,399	2,431

Loss before income tax expense (benefit)	(4,516)	(16,061)	(14,244)	(43,044)
Income tax expense (benefit)	(5)	55	90	270

Net loss	$(4,511)	$(16,116)	$(14,334)	$(43,314)

LOSS PER SHARE:

Basic and diluted loss per share	$(0.14)	$(0.51)	$(0.46)	$(1.38)

Weighted average number of common shares outstanding – basic and diluted	31,454	31,425	31,445	31,415

See Accompanying Notes to Condensed Consolidated Interim Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	October 29, 2011	October 30, 2010

Net cash used by operating activities	$(53,547)	$(68,126)

Cash flows from investing activities:
Purchases of fixed assets	(1,638)	(2,347)
Acquisition of business, net of cash received	—	(1,848)

Net cash used by investing activities	(1,638)	(4,195)

Cash flows from financing activities:
Proceeds from line of credit	—	8,588
Payments of long-term debt	(477)	(449)
Payments of capital lease obligations	(533)	(1,205)

Net cash (used) provided used by financing activities	(1,010)	6,934

Net decrease in cash and cash equivalents	(56,195)	(65,387)
Cash and cash equivalents, beginning of period	75,212	71,514

Cash and cash equivalents, end of period	$19,017	$6,127

See Accompanying Notes to Condensed Consolidated Interim Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 29, 2011 and October 30, 2010

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, video games, trend, electronics and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of October 29, 2011, the Company operated 440 stores totaling approximately 2.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office, the closing of a distribution in center in Carson, CA. and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores. Management has continued many initiatives as part of the execution of its operating plan for 2011; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 24 stores closed in the thirty-nine weeks ended October 29, 2011. The Company will continue its evaluation of its remaining stores profitability in consideration of lease terms, conditions and expirations.

Seasonality:
The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2010, the fourth fiscal quarter accounted for approximately 35% of annual sales. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional seasonal employees to supplement its core store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, would be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, store closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 29, 2011 has been derived from the Company’s January 29, 2011 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended October 29, 2011 and October 30, 2010 was $61,000 and $125,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended October 29, 2011 and October 30, 2010.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $244,000 and $507,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirty-nine weeks ended October 29, 2011 and October 30, 2010.

As of October 29, 2011, there was approximately $0.7 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.6 years.

As of October 29, 2011, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 6.4 million were granted and are outstanding, 5.0 million of which were vested and exercisable. Awards available for future grants at October 29, 2011 were 2.3 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty nine weeks ended October 29, 2011:

Thirty-nine weeks ended October 29, 2011

Dividend yield	0%
Expected stock price volatility	69.9 – 75.4%
Risk-free interest rate	2.3 – 2.8%
Expected award life (in years)	4.9 – 7.0
Weighted average fair value per share of awards granted during the period	$1.09 - $1.26

The following table summarizes stock award activity during the thirty-nine weeks ended October 29, 2011:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Award	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term

Balance January 29, 2011	6,880,955	$6.80	3.9
Granted	439,898	1.74	9.3
Exercised(2)	(30,000)	—	—
Forfeited	(11,425)	3.23	—
Expired	(858,357)	8.82	—

Balance October 29, 2011	6,421,071	$5.94	4.0

Exercisable at October 29, 2011	4,986,897	$7.22	2.6

(1)

Exercise price ranges exclude the impact of deferred or restricted stock units that were granted at an exercise price of $0. During the thirty-nine weeks ended October 29, 2011, 279,898 restricted stock units were granted and 30,000 deferred shares were exercised.

(2)	Deferred shares are exchangeable for common shares on a 1:1 basis and therefore have an exercise price of $0.

As of October 29, 2011, the intrinsic value of stock awards outstanding was $1.0 million and exercisable was $175,000.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended

	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

	(in thousands)		(in thousands)
Service cost	$37	$33	$111	$99
Interest cost	168	163	504	489
Amortization of prior service cost	86	86	258	258
Amortization of net gain	(112)	(171)	(336)	(513)

Net periodic pension cost	$179	$111	$537	$333

During the thirty-nine weeks ended October 29, 2011, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $38,000 in benefits relating to the Director Retirement Plan during Fiscal 2011.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $88.8 million as of October 29, 2011. As of October 29, 2011, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $1.2 million in outstanding letter of credit obligations. The Company has not had any borrowings during the first nine months of the year.

As of October 30, 2010, the Company had $8.6 million outstanding on the Amended Credit Facility and had $1.1 million in outstanding letter of credit obligations and $80.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 30, 2010 was 5.42%.

Note 7. Accumulated Other Comprehensive Income and Loss

Accumulated other comprehensive income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss was equal to net loss for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

	(in thousands)		(in thousands)
Cost of sales	$133	$297	$406	$919
Selling, general and administrative expenses	1,345	2,769	$4,666	8,420

Total	$1,478	$3,066	$5,072	$9,339

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

For the thirteen and thirty-nine week periods ended October 29, 2011, and October 30, 2010, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen weeks ended October 29, 2011 and October 30, 2010 were approximately 3.9 million and 4.7 million, respectively. Total anti-dilutive stock awards for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 were approximately 4.2 million and 4.9 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 29, 2011 and October 30, 2010

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

At October 29, 2011, the Company operated 440 stores totaling approximately 2.9 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment product, including music and video. In total, these two categories represented 78% of the Company’s sales for the thirty-nine weeks ended October 29, 2011. The balance of categories, including games, electronics and trend products represented 22% of the Company’s sales for the thirty-nine weeks ended October 29, 2011.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

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

RESULTS OF OPERATIONS

Thirteen and Thirty Nine Weeks Ended October 29, 2011
Compared to the Thirteen and Thirty Nine Weeks Ended October 30, 2010

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Thirty-nine weeks ended

	October 29, 2011	October 30, 2010	Change	%	Comp Store Sales	October 29, 2011	October 30, 2010	Change	%	Comp Store Sales

		(in thousands)					(in thousands)

Net sales	$109,996	$128,787	$(18,791)	(14.6%)	0%	$349,483	$421,129	$(71,646)	(17.0%)	(3%)

As a % of sales
Video	42.5%	43.6%			(2%)	41.9%	43.4%			(5%)
Music	34.6%	36.6%			(7%)	36.2%	36.9%			(6%)
Electronics	9.2%	7.7%			16%	9.1%	7.6%			14%
Trend	8.8%	7.0%			27%	7.9%	6.9%			14%
Video Games	4.9%	5.1%			(4%)	4.9%	5.2%			(9%)

Store Count:						440	533	(93)	(17.4%)

Net sales. Net sales decreased 14.6% and 17.0% during the thirteen weeks and thirty-nine weeks ended October 29, 2011, as compared to the same periods last year. The decline in sales for the thirteen week period resulted from a decrease in store count of 17.4%. For the thirteen week period comparable stores net sales were flat to the comparable period last year. The decline in sales for the thirty-nine week period resulted from a comparable store net sales decline of 3%, along with the decrease in store count. While the Company believes a meaningful amount of sales from the closed stores was transferred to ongoing stores, there was a reduction of sales resulting from store closings.

Video:
Comparable store net sales in the video category decreased 2% and 5% during the thirteen and thirty-nine weeks ended October 29, 2011, respectively. According to Warner Brothers Home Video, industry sales were up 2% for the quarter. The video category represented 42.5% of total net sales for the thirteen weeks ended October 29, 2011 compared to 43.6% in the comparable quarter last year.

Music:
Comparable store net sales in the music category decreased 7% and 6% during the thirteen and thirty-nine weeks ended October 29, 2011, respectively. According to Soundscan, total CD unit sales industry-wide were flat during the period corresponding to the Company’s third fiscal quarter. The music category represented 34.6% of total net sales for the thirteen weeks ended October 29, 2011 compared to 36.6% in the comparable quarter last year.

Electronics:
Comparable store sales in the electronics category increased 16% and 14% during the thirteen and thirty-nine weeks ended October 29, 2011, respectively. The increases were driven by strong back-to-school promotions, expanded product lines and improved selection. Electronics sales represented 9.2% of total net sales for the thirteen weeks ended October 29, 2011 compared to 7.7% in the comparable quarter last year.

Trend:
Comparable store sales in the trend category increased 27% and 14% during the thirteen and thirty-nine weeks ended October 29, 2011, respectively. The increases were driven by strong back-to-school promotions, expanded product lines and improved selection. Trend product represented 8.8% of total net sales for the thirteen weeks ended October 29, 2011 compared to 7.0% in the comparable quarter last year.

Video Games:
Comparable store sales for video games decreased 4% and 9% during the thirteen and thirty-nine weeks ended October 29, 2011, respectively. Currently, 121 stores, or 27.5% of the company’s stores carry games. Games sales represent 4.9% of total net sales for the thirteen weeks ended October 29, 2011 compared to 5.1% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 29, 2011	October 30, 2010	$	%	October 29, 2011	October 30, 2010	$	%

Gross Profit	$40,652	$43,917	$(3,265)	(7.4%)	$128,933	$141,170	$(12,237)	(8.7%)

As a % of sales	37.0%	34.1%			36.9%	33.5%

Gross profit decreased 7.4% and 8.7% for the thirteen and thirty-nine weeks ended October 29, 2011 as compared to the comparable periods last year. The decline in gross profit for both periods is due to the decline in sales. The decline in sales was partially offset by increases in the gross profit as a percentage of sales due to higher margin rates in all product categories and the leveraging of distribution and freight costs.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change

	October 29, 2011	October 30, 2010	$	%	October 29, 2011	October 30, 2010	$	%

SG&A	$44,394	$59,051	$(14,657)	(24.8%)	$140,778	$181,783	$(41,005)	(22.6%)

As a % of sales	40.4%	45.9%			40.3%	43.2%

For the thirteen weeks ended October 29, 2011, SG&A expenses decreased $14.7 million, or 24.8% on the net sales decline of 14.6% resulting in a 550 basis point improvement in SG&A Expenses as a percentage of sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2010, lower occupancy expenses in ongoing stores and effective expense management.

For the thirty-nine weeks ended October 29, 2011, SG&A expenses decreased $41.0 million, or 22.6% on the net sales decline of 17.0% resulting in a 290 basis point improvement in SG&A Expenses as a percentage of sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower depreciation expense due to lower store count and the write-down of fixed assets at underperforming locations during the fourth quarter of 2010, lower occupancy expenses in ongoing stores and effective expense management.

Interest Expense, Net. Net interest expense was $0.8 million and $2.4 million during the thirteen and thirty-nine weeks ended October 29, 2011, respectively, compared to $0.9 million and $2.4 million during the thirteen and thirty nine weeks ended October 30, 2010.

Income Tax Expense (Benefit). As of January 29, 2011 and January 30, 2010, the Company had incurred cumulative three-year losses. Based on the cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Due to the recognition of a full valuation allowance as of January 29, 2011, the projected net loss for the year ending January 28, 2012 and the net loss incurred for the thirty-nine weeks ended October 29, 2011, the Company did not provide a current tax benefit for the net loss incurred for this thirteen week period.

During the thirteen weeks ended October 29, 2011, the Company reversed a liability for an uncertain tax position for which the applicable statute of limitations expired during the period. This benefit was partially offset by the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

For all other periods presented, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Thirty-nine weeks ended

(in thousands)	October 29, 2011	October 30, 2010	Change	October 29, 2011	October 30, 2010	Change

Loss before income tax	$(4,516)	$(16,061)	$11,545	$(14,244)	$(43,044)	$28,800
Income tax expense (benefit)	(5)	55	60	90	270	180

Net loss	$(4,511)	$(16,116)	$11,605	$(14,334)	$(43,314)	$28,980

For the thirteen weeks ended October 29, 2011, the Company’s net loss decreased $11.6 million to $4.5 million from $16.1 million for the thirteen weeks ended October 30, 2010. The decreased loss was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

For the thirty-nine weeks ended October 29, 2011, the Company’s net loss decreased $29.0 million to $14.3 million from $43.3 million for the thirteen weeks ended October 30, 2010. The decreased loss was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2010, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office, the closing of a distribution in center in Carson, CA. and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2010, management closed 73 stores. Management has continued many initiatives as part of the execution of its operating plan for 2011; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 24 stores closed in the thirty-nine weeks ended October 29, 2011. The Company will continue its evaluation of its remaining stores profitability in consideration of lease terms, conditions and expirations.

Management anticipates that any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2011 are expected to be comparable with Fiscal 2010. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended October 29, 2011 and October 30, 2010, or at those dates:

	Thirty-nine weeks ended		Change

(in thousands)	October 29, 2011	October 30, 2010	$

Operating Cash Flows	$(53,547)	$(68,126)	$14,579
Investing Cash Flows	(1,638)	(4,195)	2,557
Financing Cash Flows	(1,010)	6,934	(7,944)
Capital Expenditures	(1,638)	(2,347)	709

Cash and Cash Equivalents	19,017	6,127	12,890
Merchandise Inventory	223,528	270,800	(47,272)
Working Capital	146,816	141,735	5,081

The Company had cash and cash equivalents of $19.0 million at October 29, 2011, compared to $75.2 million at January 29, 2011 and $6.1 million at October 30, 2010. Merchandise inventory was $77 per square foot at October 29, 2011, compared to $76 per square foot at October 30, 2010.

Cash used by operating activities was $53.5 million for the thirty-nine weeks ended October 29, 2011. The primary use of cash was a $51.5 million seasonal reduction of accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $1.6 million for the thirty-nine weeks ended October 29, 2011.

Cash used by financing activities was $1.0 million for the thirty-nine weeks ended October 29, 2011 for the payment on long term debt and capital lease obligations.

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

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $88.8 million as of October 29, 2011. As of October 29, 2011, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $1.2 million in outstanding letter of credit obligations. The Company has not had any borrowings during the first nine months of the year.

As of October 30, 2010, the Company had $8.6 million outstanding on the Amended Credit Facility and had $1.1 million in outstanding letter of credit obligations and $80.3 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen weeks ended October 30, 2010 was 5.42%.

Capital Expenditures. During the thirty-nine weeks ended October 29, 2011, the Company made capital expenditures of $1.6 million. The Company plans to spend under $3.0 million for capital expenditures in fiscal 2011.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2011, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submissions of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 - Exhibits

(A) Exhibits -

Exhibit No.	Description

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 9, 2011	By: /s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 9, 2011	By: /s/ John J. Sullivan

John J. Sullivan
Principal Accounting Officer (Chief Accounting Officer)