Form 10-K
period 2012-01-28
TRANS WORLD ENTERTAINMENT CORP
filed 2012-04-12
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

As of July 30, 2011, 31,454,529 shares of the Registrant’s Common Stock, excluding 25,102,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 30, 2011 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $34,820,462. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 45.7% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2012, there were 31,454,529 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s July 12, 2012 Annual Meeting of Shareholders to be filed on or about June 4, 2012	III

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the Trans World Entertainment Corporation’s (“the Company’s”) future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

•	new product introductions (“hit releases”);

•	accelerated declines in compact disc (“CD”) and DVD industry sales;

•	highly competitive nature of the retail entertainment business;

•	new technology, including digital downloading;

•	competitive pricing;

•	current economic conditions;

•	dependence on key employees and the ability to hire new employees;

•	the Company’s level of debt and related restrictions and limitations;

•	future cash flows;

•	availability of real estate;

•	vendor terms;

•	interest rate fluctuations;

•	adverse publicity;

•	product liability claims, and

•	change in laws;

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. It owns 100% of the outstanding common stock of Record Town, Inc., through which its principal operations are conducted. The Company operates retail stores and three e-commerce sites and is one of the largest specialty retailers of entertainment products, including; video, music, electronics, trend, video games and related products in the United States.

Stores and Store Concepts

As of January 28, 2012, the Company operated 390 stores totaling approximately 2.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Mall Stores

As of January 28, 2012, the Company operated 324 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

f.y.e. stores. The Company operated 307 traditional mall based stores. f.y.e. stores average about 6,000 square feet and carry a full complement of entertainment products, including video, music, electronics, trend, video games and related products.

Video only stores. The Company operated 17 video only stores, under the Suncoast Motion Pictures and Saturday Matinee brands. These stores specialize in the sale of video and related accessories. They are located in large, regional shopping malls and average about 2,400 square feet.

Freestanding Stores

As of January 28, 2012, the Company operated 66 freestanding stores predominantly under the f.y.e. brand. They carry a full complement of entertainment products, including video, music, electronics, trend, video games and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 10,000 square feet.

E-Commerce Sites

The Company operates three retail web sites including, www.fye.com, www.wherehouse.com and www.secondspin.com.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Video	42.3%	43.7%	41.7%
Music	34.2	35.5	35.2
Electronics	9.7	7.9	7.8
Trend	8.6	7.2	6.7
Video games	5.2	5.7	8.6

Total	100.0%	100.0%	100.0%

Business Environment

Based primarily on statistical information obtained from Warner Brothers Home Entertainment, Nielsen Sound Scan, and NPD; video, music and video game software and accessories represent an approximately $22 billion industry nationwide, and represented approximately 82% of the Company’s net sales in Fiscal 2011.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales in 2011 were $8.3 billion compared to $9.6 billion in 2010, a decrease of 13% from 2010. Industry DVD retail sales decreased 20% in 2011 compared to 2010, while Blu-ray sales increased 18%.

According to statistical information from Nielsen Sound Scan (“SoundScan”), the total number of music albums sold, including CD and digital albums, increased 3% to approximately 334 million units in 2011. Excluding digital albums, in Fiscal 2011 album sales decreased 5% from Fiscal 2010 to approximately 223 million units.

Competition

Physical media sales have suffered from the shift of content to digital distribution and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target), electronics superstores (e.g., Best Buy), and online retailers (e.g. Amazon) that offer entertainment products and collectively, have gained a larger share of the market. As a result of such competition, the number of specialty and independent retailers has decreased dramatically due to their reliance on sales of physical product. The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

•	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in centers offering a full complement of entertainment products;

•	Marketing: the Company uses email blasts, social networking, newspaper, radio and television advertising and in-store visual displays to market to consumers;

•

Selection and assortment: the Company maintains a high in-stock position in a large assortment of products, particularly DVD’s, Blu-ray and CDs and a compelling assortment of the latest entertainment trend products;

•	Customer service: the Company offers personalized customer service in its stores.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2011, the fourth quarter accounted for approximately 36% of annual net sales. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays. It uses a mass-media marketing program, including newspaper, radio, and television advertisements, as well as sending email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 490 suppliers. In Fiscal 2011, 65% of purchases were made from ten suppliers including EMI Music Distribution, Sony Music Entertainment, Warner Music Group, Universal Music Group Distribution, Fox Video Inc., Paramount Home Entertainment Inc., Walt Disney Studios Home Entertainment, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order- by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return unsold merchandise they have purchased in exchange for other merchandise carried by the suppliers. The four largest music suppliers charge a related merchandise return penalty or return handling fee. Most manufacturers and distributors of video products do not charge a return penalty or handling fee. Under current trade practices with large suppliers, retailers of electronics, trend, video games and related products may receive markdown support from suppliers to help clear discontinued or slow turning merchandise. Merchandise return policies and other trade practices have not changed significantly in recent years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of January 28, 2012, the Company employed approximately 4,000 people, of whom approximately 1,500 were employed on a full-time basis. Others were employed on a part-time or seasonal basis. The Company hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

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

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is quoted on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2011 (“Fiscal 2011”) year ended on January 28, 2012; Fiscal 2010 (“Fiscal 2010”) year ended on January 29, 2011; and Fiscal 2009 (“Fiscal 2009”) year ended on January 30, 2010.

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

The Company’s results of operations are affected by the continued declines in the video and music industries.

The video and music retailing industries are mature industries and have experienced declines in recent years. Physical video and music represent our largest product categories in terms of sales and have been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales for the past five years.

The Company’s results of operations may suffer if the Company does not accurately predict consumer acceptance of new product or distribution technologies.

The entertainment industry is characterized by changing technology, evolving format standards, frequent new and enhanced product introductions and rapid product obsolescence. These characteristics require the Company to respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer. Specifically, CD and DVD formats have experienced a continuous decline as digital forms of music and video content have become more prevalent. If the Company does not timely adapt to these changing technologies or sufficiently focus on the other core categories, operating results could significantly suffer.

Increased competition from existing retailers has adversely affected the Company’s results of operations.

The Company competes with a wide variety of entertainment retailers, including deep-discount retailers, mass merchandisers, consumer electronics outlets, internet retailers and independent operators, some of whom have greater financial and other resources than the Company. In addition, the Company’s success depends on our ability to positively differentiate ourselves from other retailers. The retail business is highly competitive. In the past the Company has been able to compete successfully by differentiating our customer shopping experience by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, customer service and marketing efforts. Customer perceptions regarding our stores, our in-stock position and deep assortment of product are also factors in our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross profit and expenses. If we fail to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

The Company’s business is influenced by general economic conditions.

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

Consumer purchases of discretionary items, such as our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy affects retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our merchandise and adversely impact our results of operations. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit.

Disruption of global capital and credit markets may have a material adverse effect on the Company’s liquidity and capital resources.

Distress in the financial markets has in the past and can in the future result in extreme volatility in security prices, diminished liquidity and credit availability. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy or that our capital resources will at all times be sufficient to satisfy our liquidity needs. We believe that cash provided by sales of merchandise inventory and available borrowing capacity under our credit facility, which expires in April 2013, will provide us with sufficient liquidity through the expiration of this credit facility.

Historically, we have experienced declines and we may continue to experience fluctuation in our level of sales, results from operations and operating cash flow.

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2011. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part, to the holiday selling season. The fourth quarter generated approximately 36% of our net sales for Fiscal 2011. Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from the opening of new stores and the acquisition of stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The Company opened one new store in Fiscal 2011. Likewise, the

Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company's earnings. See Item 2: Properties, for timing of lease expirations.

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

Our Chairman and Chief Executive Officer owns approximately 46.6% of the outstanding Common Stock therefore, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 46.6% of the outstanding Common Stock of the Company, as of March 31, 2012 and there are no limitations on his acquiring shares in the future. Accordingly, he will have significant influence on the outcome of any vote of the Company’s Shareholders and on the policies and affairs of the Company. His interests may differ from those of the other shareholders.

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

We operate a distribution center in Albany, New York. We ship approximately 75% of our merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including; weather, fire, labor, or other issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the center.

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

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations and public perception of the prospects for music and the home video industry. Changes in our comparable store net sales could also affect the price of our Common Stock. Failure to meet market expectations, particularly with respect to comparable store sales, net revenues, operating margins and earnings per share, would likely result in a decline in the market price of our stock.

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for video and music related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $1.17 and $2.54 from January 31, 2010 to March 30, 2012. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of January 28, 2012, the Company operated 390 stores under operating leases, some of which have renewal options. The majority of the leases provide for the payment of fixed monthly rentals and expenses for; maintenance, property taxes and insurance, while others provide for the payment of monthly rentals based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases
2012	158	2016	7
2013	151	2017	3
2014	42	2018	3
2015	26

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facility

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

The Company believes that its existing distribution facility is adequate to meet the Company’s planned business needs. Shipments from the distribution facility to the Company’s stores provide approximately 75% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

Item 4. [Reserved]

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 30, 2012, there were 438 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2010 through March 30, 2012.

	Closing Sales Prices
	High	Low
2010
1st Quarter	$2.44	$1.17
2nd Quarter	$2.22	$1.66
3rd Quarter	$1.88	$1.50
4th Quarter	$1.83	$1.60
2011
1st Quarter	$1.94	$1.62
2nd Quarter	$2.11	$1.64
3rd Quarter	$2.22	$1.77
4th Quarter	$2.54	$1.98
2012
1st Quarter (through	$2.50	$2.12
March 30, 2012)

On March 30, 2012, the last reported sale price on the Common Stock on the NASDAQ National Market was $2.12.

Dividend Policy: The Company has never declared dividends on its Common Stock. The Company’s amended credit facility does not allow the payment of cash dividends.

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2007 through January 31, 2012 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2007, and that all dividends were reinvested.

	2007	2008	2009	2010	2011	2012
Trans World Entertainment Corporation	100	77	14	23	31	44
NASDAQ (U.S. Stocks)	100	96	61	88	113	121
NASDAQ Retail Trade Stocks	100	89	58	85	106	127

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended January 28, 2012 and is derived from the Company’s audited Consolidated Financial Statements. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	($ in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$542,589	$652,416	$813,988	$987,625	$1,265,658
Cost of sales	344,435	433,036	552,327	656,730	819,911

Gross profit	198,154	219,380	261,661	330,895	445,747
Selling, general and administrative expenses	192,653	244,749	310,710	380,802	470,386
Asset impairment charges	—	1,973	3,643	15,158	30,731

Income (loss) from operations	5,501	(27,342)	(52,692)	(65,065)	(55,370)
Interest expense	3,429	3,557	2,910	4,098	6,519
Other income	(240)	(211)	(168)	(180)	(429)

Income (loss) before income taxes	2,312	(30,688)	(55,434)	(68,983)	(61,460)
Income tax expense (benefit)(1)	150	275	(12,985)	(28)	37,975

Net income (loss)	$2,162	($30,963)	($42,449)	($68,955)	($99,435)

Basic earnings (loss) per share	$0.07	($0.99)	($1.35)	($2.21)	($3.20)

Weighted average number of shares outstanding — basic	31,520	31,417	31,370	31,223	31,046

Diluted earnings (loss) per share	$0.07	($0.99)	($1.35)	($2.21)	($3.20)

Weighted average number of shares — diluted	32,036	31,417	31,370	31,223	31,046

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	($ in thousands, except per share and store count data)
BALANCE SHEET DATA (at the end of the period):
Total assets	$313,120	$348,724	$394,566	$487,036	$638,993
Current portion of long-term debt and capital lease obligations	1,503	1,363	1,974	3,748	3,501
Long-term obligations	4,009	5,511	6,874	8,844	12,588
Shareholders’ equity	$161,846	$161,798	$193,353	$235,015	$298,149
OPERATING DATA:
Store count (open at end of period):
Mall stores	324	376	449	549	610
Freestanding stores	66	84	108	163	203
Total stores	390	460	557	712	813
Comparable store sales decreases(2)	(2%)	(4%)	(10%)	(11%)	(9%)
Total square footage	2,562	3,149	3,794	4,560	5,117

(1)

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

As of January 28, 2012, the Company operated 390 stores totaling approximately 2.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In Fiscal 2011, the Company’s net sales decreased as compared to Fiscal 2010 as a result of lower average store count and a decrease in comparable store sales. Comparable store sales decreased 2% during Fiscal 2011.

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

Improving Product Mix and Creating Value for our Customers

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement for our customers in our two core categories of video and music to drive additional traffic into the stores and improve customer conversion rates, while offering products in other categories to drive additional sales. In fiscal 2011, the electronics and trend categories represented 18% of the Company’s net sales and had an 18% comparable store sales increase as the Company continues to strengthen assortment in these categories.

Store Portfolio Evaluation

During Fiscal 2011 and Fiscal 2010, the Company closed 71 and 102 stores, respectively. The Company’s real estate strategy is to reposition our store portfolio by reducing our store base to a core group of profitable locations, while evaluating opportunities for new locations. The Company opened one store in Fiscal 2011 and acquired five stores in Fiscal 2010.

The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs. The Company expects the reduction in stores to lower total sales and gross profit of the Company. The store closings in Fiscal 2010 contributed to the Company generating Net Income of $2.2 million in Fiscal 2011 compared to a Net Loss of $31.0 million in Fiscal 2010.

The Company believes that there is near-term opportunity in improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes Internet-based retailers and mass merchants. A specialty retailer that can differentiate itself by offering a distinctive customer experience, and that can operate efficiently, will be better positioned to maintain or grow market share. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rewarding shopping experience.

Expanding Customer Base

To strengthen customer loyalty, the Company offers its customers the option of signing up for a Backstage Pass card which provides an additional 10% discount off of everyday selling prices on nearly all products in addition to other value added benefits members receive through the program in exchange for a membership fee. The Company also co-sponsors events in many of its stores to provide various segments of its customers an opportunity to experience entertainment and shop for unique and exclusive products based on their particular interests.

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

Fiscal Year Ended January 28, 2012 (“Fiscal 2011”)
Compared to Fiscal Year Ended January 29, 2011 (“Fiscal 2010”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

	2011	2010	2011 vs. 2010
			$	%
	($ in thousands)
Net Sales	$542,589	$652,416	($109,827)	(16.8%)

The 16.8% net sales decline from prior year is due to a 17.5% decline in store count and a 2% decline in comparable store net sales. Stores closed in fiscal 2010 and fiscal 2011 recorded sales of $162 million in 2010. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales from store closings. Total product units sold in Fiscal 2011 decreased 14.8% and the average retail price for units sold decreased 3.2%.

Net sales by merchandise category for Fiscal 2011 and Fiscal 2010 were as follows:

	2011 Net Sales	% Total	2010 Net Sales	% Total	Total % Net Sales Change	Comparable Store % Net Sales Change
	($ in thousands)
Video	$229,256	42.3%	$284,711	43.7%	(19.5%)	(4%)
Music	185,305	34.2	231,721	35.5	(20.0%)	(8%)
Electronics	52,884	9.7	51,632	7.9	2.4%	17%
Trend	46,690	8.6	47,062	7.2	(0.8%)	18%
Video games	28,454	5.2	37,290	5.7	(23.7%)	(11%)

Total	$542,589	100.0%	$652,416	100.0%	(16.8%)	(2%)

Video

The Company’s stores offer a wide range of new and used DVDs and Blu-rays in a majority of its stores. The video category decreased as a percentage of the Company’s total net sales due to a larger comparable store sales decline compared to the total Company comparable store sales decline.

Total net sales for Fiscal 2011 in the video category decreased 19.5% due to the lower average store count and a 4% decline in comparable store sales. According to Warner Home Video, total video unit sales in the United States declined 7% during the period corresponding with the Company’s Fiscal 2011.

Music

The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 8% on a comparable store sale basis in Fiscal 2011.

Net sales of CDs represented approximately 95% of total net sales in the music category during Fiscal 2011. The Company’s annual CD unit sales decreased 20% in Fiscal 2011 due to the decrease in average store count and lower comparable store net sales. According to SoundScan, total CD unit sales in the United States declined 5% during the period corresponding with the Company’s Fiscal 2011.

Electronics

The Company’s stores offer a selection of complementary electronics products to support our entertainment products. Total net sales in the electronics category increased 17% on a comparable store sales basis. During Fiscal 2011, the Company expanded its assortment and selection in the electronics category. Electronics represented 9.7% of the Company’s total net sales in Fiscal 2011 versus 7.9% in Fiscal 2010.

Trend

The Company’s stores offer a selection of trend products that relate to theatrical releases, music, and gaming. The trend category increased 18% on a comparable store sales basis. Trend represented 8.6% of the Company’s total net sales in Fiscal 2011 versus 7.2% in Fiscal 2010.

Video games

During Fiscal 2011, the Company offered video games in 110 stores. The negative comparable store sales in video games were consistent with industry declines. According to NPD, industry wide video games sales were down 10% during the period corresponding with the Company’s Fiscal 2011.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	2011	2010	2011 vs. 2010
			$	%
	($ in thousands)
Gross Profit	$198,154	$219,380	($21,226)	(9.7%)
As a percentage of net sales	36.5%	33.6%

Gross margin improved 290 basis points due to higher gross margin across all product categories and the leveraging of distribution and freight expenses.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

	2011	2010	2011 vs. 2010
			$	%
	($ in thousands)
Selling, general and administrative expenses	$192,653	$244,749	($52,096)	(21.3%)
As a percentage of net sales	35.5%	37.5%

The $52 million decrease in SG&A expenses is due to a $45 million reduction in store expenses arising from the Company operating an average of 17.5% fewer stores and lower operating expenses in the ongoing stores, as well as a $4 million reduction in corporate overhead expenses. SG&A as a percentage of net sales decreased 200 basis points from 37.5% in 2010 to 35.5% in 2011.

Asset Impairment Charge. During Fiscal 2011, there were no events or circumstances that indicated to management that the carrying amount of any long-lived assets may not be recoverable. Therefore, no impairment testing was performed. During Fiscal 2010, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of the period resulting in the recording of asset impairment charges of $2.0 million in Fiscal 2010. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment and leasehold improvements, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Interest Expense. Interest expense in Fiscal 2011 was $3.4 million compared to $3.6 million in Fiscal 2010.

Other Income. Other income, which includes interest income, was $240,000 in Fiscal 2011 compared to $211,000 in Fiscal 2010.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

	2011	2010	2011 vs. 2010
			$
	($ in thousands)
Income tax expense	$150	$275	($125)
Effective tax rate	6.5%	0.9%

The Fiscal 2011 and 2010 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest.

Net income (Loss). The following table sets forth a year-over-year comparison of the Company’s net income (loss):

	2011	2010	2011 vs. 2010
			$
	($ in thousands)
Net income (loss)	$2,162	($30,963)	$33,125
Net income (loss) as a percentage of net sales	0.4%	(4.7%)

Net income for Fiscal 2011 increased by $33.1 million to $2.2 million, as compared to a net loss of $31.0 million for Fiscal 2010, primarily due to increased gross margin and a reduction in SG&A expenses.

Fiscal Year Ended January 29, 2011 (“Fiscal 2010”)
Compared to Fiscal Year Ended January 30, 2010 (“Fiscal 2009”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

	2010	2009	2010 vs. 2009
			$	%
	($ in thousands)
Net Sales	$652,416	$813,988	($161,572)	(19.8%)

The 19.8% net sales decline from prior year is due to the comparable store net sales decline of 4.2% coupled with a 23% decline in average store count. Stores closed in fiscal 2009 and fiscal 2010 recorded sales of $225 million in 2009. While the Company believes a meaningful amount of sales were transferred to ongoing stores, there was a reduction of sales from store closings. Total product units sold in Fiscal 2010 decreased 15% and the average retail price for units sold decreased 6%.

Net sales by merchandise category for Fiscal 2010 and Fiscal 2009 were as follows:

	2010 Net Sales	% Total	2009 Net Sales	% Total	Total Net Sales Change	Comparable Store % Net Sales Change
	($ in thousands)
Music	$231,721	35.5%	$286,670	35.2%	($54,949)	(3.9%)
Video	284,711	43.7	339,251	41.7	(54,540)	1.1
Video games	37,290	5.7	70,400	8.6	(33,110)	(37.9)
Other	98,694	15.1	117,667	14.5	(18,973)	(0.1)

Total	$652,416	100.0%	$813,988	100.0%	($161,572)	(4.2%)

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

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	2010	2009	2010 vs. 2009
			$	%
	($ in thousands)
Gross Profit	$219,380	$261,661	($42,281)	(16.2%)
As a percentage of net sales	33.6%	32.1%

Gross margin improved 150 basis points due to higher gross margin in the video category, fewer merchandise markdowns in our other categories of electronics, accessories and trend and a shift in business away from the lower margin Game business.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

	2010	2009	2010 vs. 2009
			$	%
	($ in thousands)
Selling, general and administrative expenses	$244,749	$310,710	($65,961)	(21.2%)
As a percentage of net sales	37.5%	38.2%

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

Other Income. Other income includes interest income, which was $0.2 million in both Fiscal 2010 and 2009.

Income Tax Benefit. The following table sets forth a year-over-year comparison of the Company’s income tax expense (benefit):

	2010	2009	2010 vs. 2009
			$
	($ in thousands)
Income tax expense (benefit)	$275	($12,985)	($13,260)
Effective tax rate	0.9%	(23.4%)

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

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

	2010	2009	2010 vs. 2009
			$
	($ in thousands)
Net loss	($30,963)	($42,449)	$11,486
Net loss as a percentage of net sales	(4.7%)	(5.2%)

The $11.5 million reduction in net loss as compared to 2009 was due to increased gross margin rate and a reduction in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2012 and beyond, including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. In addition, management closed 71 stores and plans to continue its evaluation of store profitability of the Company’s remaining 390 stores in consideration of lease terms, conditions and expirations.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2012 are expected to be comparable with Fiscal 2011. The

Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

	2011	2010	2011 vs. 2010	2009	2010 vs. 2009
	($ in thousands)
Operating Cash Flows	$16,771	$10,464	$6,307	$49,789	($39,325)
Investing Cash Flows	(2,105)	(4,792)	2,687	(4,586)	(206)
Financing Cash Flows	(1,363)	(1,974)	612	(3,744)	1,770
Capital Expenditures	(2,105)	(2,944)	839	(4,586)	1,642
Cash and Cash Equivalents	88,515	75,212	13,303	71,514	3,698
Merchandise Inventory	191,327	234,164	(42,831)	266,568	(32,404)
Working Capital	164,295	158,366	5,929	181,920	(23,554)
Inventory turns	1.6	1.7		1.7

During Fiscal 2011, cash flow from operations was $16.8 million primarily due to a $42.8 million decrease in merchandise inventory and net income of $2.2 million (which includes $6.6 million of depreciation expense) offset by a $36.9 million reduction in accounts payable. During Fiscal 2010, cash flow from operations was $10.5 million primarily due to a $34.9 million decrease (net of $2.5 million of inventory received as part of the Value Music acquisition) in merchandise inventory and a $7.4 million decrease in prepaid expenses partially offset by the $31.0 million net loss.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced over time. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turn in Fiscal 2011 was 1.6 as compared to 1.7 in fiscal 2010. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot was $75 per square foot at the end of Fiscal 2011 as compared to $74 per square foot at the end of Fiscal 2010. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory was 49% as of January 28, 2012 compared with 56% as of January 29, 2011.

Cash used in investing activities was $2.1 million in Fiscal 2011, compared to $4.8 million in Fiscal 2010. During Fiscal 2011, cash used in investing activities consisted exclusively of capital expenditures of $2.1 million. During Fiscal 2010, cash used in investing activities included $2.9 million for capital expenditures and $1.8 million for the acquisition of five stores. The Company’s capital expenditures in Fiscal 2011 consisted primarily of the expenditures for store improvements and investments in information technology improvements.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash flow from operations. It may also receive landlord allowances or concessions for store openings, relocations or improvements. The Company anticipates capital spending of approximately $7.5 million in Fiscal 2012.

Cash used in financing activities was $1.4 million in Fiscal 2011, compared to $2.0 million in Fiscal 2010. In Fiscal 2011, the primary uses of cash were payments of long-term debt and capital lease obligations of $640,000 and $723,000, respectively. In Fiscal 2010, the primary uses of cash were payments of long-term debt and capital lease obligations of $0.6 million and $1.4 million, respectively.

In January, 2006, the Company entered into a five-year, $100 million revolving secured credit facility with Bank of America (“Previous Credit Facility”). The revolving credit facility contains provisions governing additional indebtedness and acquisitions and is secured by the Company’s eligible inventory, proceeds from the sale of inventory and by the stock of the Company’s subsidiaries. In March 2006, the Company and Bank of America N.A., entered into a First Amendment to the Credit Facility which increased the amount available for borrowing by the Company under the Credit Facility to $130 million and in October 2006, the Company and Bank of America N.A. entered into a Second Amendment to the Credit Facility increasing the amount available to the Company for borrowing to $150 million. The terms and conditions under the amendments were the same as the original Credit Facility. In April 2010, the Company entered into an amended and restated Credit Agreement (“Amended Credit Facility”). Based on lower anticipated capital requirements availability under the facility was reduced to $100 million. The availability was reduced to align the availability with the Company’s capital needs. The Amended Credit Facility, which expires in April 2013, updated certain terms and conditions including limits on the payment of dividends, added covenants around the number of store closings and changed the formula for interest rates. The availability under the Previous and Amended Credit Facility is subject to limitations based on sufficient inventory levels. See Note 5 in the Notes to Consolidated Financial Statements for further detail.

As of January 28, 2012, the Company did not have any borrowings and had $0.3 million in outstanding letter of credit obligations under the Amended Credit Facility with Bank of America, N.A. During the entire 2011 Fiscal year, the Company did not have any borrowings under the Amended Credit Facility. As of January 29, 2011, the Company did not have any borrowings and had $0.5 million in outstanding letter of credit obligations under the Amended Credit Facility with Bank of America, N.A. The Company had $69 million and $86 million available for borrowing as of January 28, 2012 and January 29, 2011, respectively. Interest expense in Fiscal 2011 was $3.4 million, of which $1.4 million was incurred for capital leases. Interest expense in Fiscal 2010 was $3.6 million, of which $1.5 million was incurred for capital leases.

Off Balance Sheet Arrangements. The Company has no off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 28, 2012, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2012	2013-2014	2015-2016	2017 and Beyond	Total
	($ in thousands)
Operating lease and maintenance agreement obligations	36,993	32,941	5,146	961	76,041
Capital lease obligations	2,251	4,503	1,723	—	8,477
Long-term debt (principal)(4)	680	722	346	—	1,748
Long-term debt (interest)(4)	88	45	6	—	139
Purchase obligations(1)	—	—	—	—	—
Other long-term liabilities(2)	504	2,190	494	98	3,286
Pension benefits(3)	151	1,269	2,061	5,647	9,128

Total	40,667	41,670	9,776	6,706	98,819

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of January 28, 2012 is the long-term portion of deferred rent of $0.9 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $0.8 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)

In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 8 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $3,000, $439,000 and $0 in Fiscal 2011, Fiscal 2010 and Fiscal 2009 respectively. As of March 1, 2011, the Company postponed its matching contribution.

(4)	As of April 4, 2012, the Company had prepaid the remaining obligation on the mortgage loan. No future obligation exists.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.2 million, $2.2 million and $2.1 million in Fiscal 2011, 2010 and 2009 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. During 2010, Mr. Higgins paid $0.8 million for principal and interest on his underlying indebtedness relating to the real property. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2011, 2010 and 2009. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. No contingent rental was paid in Fiscal 2011, 2010, and 2009. Total additional charges for the store, including contingent rent, were approximately $6,900, $6,800 and $6,800 in Fiscal 2011, 2010 and 2009 respectively.

Prior to Fiscal 2010, the Company chartered an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2011, 2010 and 2009 were approximately $0, $0 and $94,000, respectively.

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

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value; if market value is lower than cost. Inherent in the entertainment products industry is the risk of obsolete inventory. Typically, newer releases generate a higher product demand. Some vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and the distribution center throughout the year and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $5.8 million, $7.8 million and $11.9 million, in Fiscal 2011, 2010 and 2009 respectively. As a rate to net sales, this equaled 1.1%, 1.2% and 1.5%, respectively. Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.4 million in additional charge or benefit to cost of sales, based on Fiscal 2011 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal 2011, Fiscal 2010 and Fiscal 2009 of $1.7 million, $1.9 million and $3.2 million, respectively.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. For the purpose of the asset impairment test, the Company has two asset groupings—corporate and store level assets. The Company did not record an asset impairment charge during fiscal 2011. During 2010 and 2009, the Company recorded asset impairment charges of $2.0 million and $3.6 million, respectively, related to the write down of certain long-lived assets at underperforming locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.3 million, $1.2 million and $0.9 million in Fiscal 2011, 2010 and 2009, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the assets, are fully depreciated. There was no impairment of corporate level assets in Fiscal 2011, Fiscal 2010 and Fiscal 2009.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the propriety of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of February 2, 2008, the Company had incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets. During Fiscal 2012 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets to a level deemed appropriate by management to ensure that any net deferred tax assets not allowed against will ultimately be realized.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized, as appropriate, to allow timely decisions regarding required disclosure and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management including the principal executive officer and principal financial officer.

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2012.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2012 Annual

Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2012.

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

Item 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Report of the Compensation Committee” in the Company’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2012.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Report of the Compensation Committee” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2012.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2012 Annual Meeting of Shareholders under the caption “Report of the Compensation Committee” and is incorporated herein by reference. See Note 7 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued, as new shares, upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 28, 2012:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity Compensation Plan Approved by Shareholders	6,209,397	$6.20	2,187,661
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1)	Excludes 279,898 restricted stock units reserved from the Company’s equity plans that will be settled in cash and includes 82,546 restricted stock units under which shares may be issued for no consideration.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2012 Annual

Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2012.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after January 28, 2012.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The Consolidated Financial Statements and Notes are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

15(a)(2) Financial Statement Schedules

Consolidated Financial Statement Schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the Consolidated Financial Statements or the notes thereto.

15(a)(3) Exhibits

Exhibits are as set forth in the “Index to Exhibits” which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 12, 2012	By:	/s/ ROBERT J. HIGGINS

Robert J. Higgins Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. HIGGINS (Robert J. Higgins)	Chairman and Chief Executive Officer (Principal Executive Officer)	April 12, 2012
/s/ TOM G. SEAVER (Tom G. Seaver)	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	April 12, 2012
/s/ ISAAC KAUFMAN (Isaac Kaufman)	Director	April 12, 2012
/s/ DR. JOSEPH G. MORONE (Dr. Joseph G. Morone)	Director	April 12, 2012
/s/ MICHAEL NAHL (Michael Nahl)	Director	April 12, 2012
/s/ BRYANT RILEY (Bryant Riley)	Director	April 12, 2012
/s/ MICHAEL B. SOLOW (Michael B. Solow)	Director	April 12, 2012

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York
April 12, 2012

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share and share amounts)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,515	$75,212
Accounts receivable	6,673	5,248
Merchandise inventory	191,327	234,164
Prepaid expenses and other	1,940	3,137

Total current assets	288,455	317,761

FIXED ASSETS, net	16,651	21,478
OTHER ASSETS	8,014	9,485

TOTAL ASSETS	$313,120	$348,724

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$93,141	$130,007
Accrued expenses and other current liabilities	29,516	28,025
Current portion of long-term debt	680	640
Current portion of capital lease obligations	823	723

Total current liabilities	124,160	159,395

LONG–TERM DEBT, less current portion	1,068	1,748
CAPITAL LEASE OBLIGATIONS, less current portion	2,941	3,763
OTHER LONG-TERM LIABILITIES	23,105	22,020

TOTAL LIABILITIES	151,274	186,926

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,557,519 shares and 56,527,519 shares issued, respectively)	566	565
Additional paid-in capital	308,791	308,333
Treasury stock at cost (25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)
Accumulated other comprehensive income (loss)	(2,157)	416
Retained earnings	72,201	70,039

TOTAL SHAREHOLDERS’ EQUITY	161,846	161,798

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$313,120	$348,724

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$542,589	$652,416	$813,988
Cost of sales	344,435	433,036	552,327

Gross profit	198,154	219,380	261,661
Selling, general and administrative expenses	192,653	244,749	310,710
Asset impairment charges	—	1,973	3,643

Income (loss) from operations	5,501	(27,342)	(52,692)
Interest expense	3,429	3,557	2,910
Other income	(240)	(211)	(168)

Income (loss) before income taxes	2,312	(30,688)	(55,434)
Income tax expense (benefit)	150	275	(12,985)

NET INCOME (LOSS)	$2,162	($30,963)	($42,449)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$0.07	($0.99)	($1.35)
Weighted average number of common shares outstanding—basic	31,520	31,417	31,370
Diluted income (loss) per share	$0.07	($0.99)	($1.35)
Weighted average number of common shares outstanding—diluted	32,036	31,417	31,370

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity
Balance as of January 31, 2009	56,372	$564	$306,159	(25,103)	($217,555)	$2,396	$143,451	$235,015
Comprehensive loss:
Net income (loss)	—	—	—	—	—	—	(42,449)	(42,449)
Change in unrecognized pension gain/(loss) and cost net of tax of $2,332	—	—	—	—	—	(878)	—	(878)

Total comprehensive loss								(43,327)

Stock compensation	—	—	1,170	—	—	—	—	1,170
Issuance of stock to Directors	126	1	478	—	—	—	—	479
Amortization of unearned compensation—restricted stock	—	—	16	—	—	—	—	16

Balance as of January 30, 2010	56,498	$565	$307,823	(25,103)	($217,555)	$1,518	$101,002	$193,353
Comprehensive loss:
Net income (loss)	—	—	—	—	—	—	(30,963)	(30,963)
Change in unrecognized pension gain/(loss) and cost	—	—	—	—	—	(1,102)	—	(1,102)

Total comprehensive loss								(32,065)

Stock compensation	—	—	350	—	—	—	—	350
Issuance of stock to Directors	29	—	160	—	—	—	—	160

Balance as of January 29, 2011	56,527	$565	$308,333	(25,103)	($217,555)	$416	$70,039	$161,798
Comprehensive loss:
Net income (loss)	—	—	—	—	—	—	2,162	2,162
Change in unrecognized pension gain/(loss) and cost	—	—	—	—	—	(2,573)	—	(2,573)

Total comprehensive loss								(411)

Stock compensation	—	—	298	—	—	—	—	298
Issuance of stock to Directors	30	1	160	—	—	—	—	161

Balance as of January 28, 2012	56,557	$566	$308,791	(25,103)	($217,555)	($2,157)	$72,201	$161,846

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
OPERATING ACTIVITIES:
Net income (loss)	$2,162	($30,963)	($42,449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets	6,630	12,197	16,602
Asset impairment charges	—	1,973	3,643
Amortization of intangible assets	—	—	86
Amortization of lease valuations, net	264	(39)	(217)
Long term incentive compensation	312	631	2,321
Loss on disposal of fixed assets	302	1,204	870
Gain on bargain purchase	—	(95)	—
Increase in cash surrender value	(143)	(832)	(1,111)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,425)	(743)	3,054
Merchandise inventory	42,837	34,891	111,620
Prepaid expenses and other	1,197	7,420	3,260
Other assets	1,264	(1,444)	212
Accounts payable	(36,866)	(542)	(39,273)
Income taxes receivable/payable	—	—	(492)
Accrued expenses and other current liabilities	(936)	(12,230)	(5,000)
Other long-term liabilities	1,173	(964)	(3,337)

Net cash provided by operating activities	16,771	10,464	49,789

INVESTING ACTIVITIES:
Purchases of fixed assets	(2,105)	(2,944)	(4,586)
Acquisition of business, net of cash received	—	(1,848)	—

Net cash used in investing activities	(2,105)	(4,792)	(4,586)

FINANCING ACTIVITIES:
Payments of long-term debt	(640)	(602)	(566)
Payments of capital lease obligations	(723)	(1,372)	(3,178)

Net cash used in financing activities	(1,363)	(1,974)	(3,744)

Net increase in cash and cash equivalents	13,303	3,698	41,459
Cash and cash equivalents, beginning of year	75,212	71,514	30,055

Cash and cash equivalents, end of year	$88,515	$75,212	$71,514

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$3,206	$3,595	$2,954

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com and www.secondspin.com in a single industry segment. As of January 28, 2012, the Company operated 390 stores totaling approximately 2.6 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management has considered many initiatives as part of the development of its operating plan for 2012 and beyond, including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce certain operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. In addition, management closed 71 stores and plans to continue its evaluation of store profitability of its remaining 390 stores in consideration of lease terms, conditions and expirations.

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

Concentration of Business Risks: The Company purchases inventory from approximately 490 suppliers. In Fiscal 2011, 65% of purchases were made from ten suppliers including EMI Music Distribution, Sony Music Entertainment, Warner Music Group, Universal Music Group Distribution, Fox Video Inc., Paramount Home Entertainment Inc., Walt Disney Studios Home Entertainment, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risks: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term money market funds. The Company’s investments consist of short-term investment grade securities consistent with its investment guidelines. These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs. The Company maintains these investments, all of which are classified as cash equivalents due to their short term nature, with various financial institutions. These amounts often exceed the FDIC insurance limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Accounts Receivable: Accounts receivable are comprised of receivables and other individually insignificant amounts. There are no provisions for uncollectible amounts from retail sales of merchandise inventory since payment is received at the time of sale.

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. The provision for inventory shrink is estimated as a percentage of store sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends, and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and distribution centers throughout the year, and inventory records are adjusted accordingly.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the Company has two asset groupings–corporate and store level assets.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not recognize an impairment expense during Fiscal 2011. During Fiscal 2010 and 2009, the Company recorded an asset impairment charge of $2.0 million and $3.6 million, respectively, related to the write down of certain long-lived assets at underperforming store locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.3 million, $1.2 million and $0.9 million in Fiscal 2011, 2010 and 2009, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

Conditional Asset Retirement Obligations: The Company records the fair value of an asset retirement obligation ("ARO") as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to its initial measurement, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

Commitments and Contingencies: The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

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

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print, radio and television advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $4.8 million, $8.9 million, and $14.1 million in Fiscal 2011, 2010, and 2009, respectively. In the aggregate, vendor allowances supporting

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $4.8 million, $8.8 million, and $13.9 million in Fiscal 2011, 2010, and 2009, respectively.

Lease Accounting: The Company’s calculation of straight-line rent expense includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the term of the related leases. The tenant improvement allowances are recorded as deferred rent within other long-term liabilities in the Consolidated Balance Sheet and are amortized as a reduction in rent expense over the life of the related leases.

Store Closing Costs: Management periodically considers the closing of underperforming stores. In the event of a store closing, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs. Store closings are not considered discontinued operations due to the expected migration of sales to ongoing stores.

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $5.5 million and $7.5 million at the end of Fiscal 2011 and 2010, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2011, 2010 and 2009 in the amount of $1.7 million, $2.1 million and $3.2 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are to be classified and reported as both an operating cash outflow and financing cash inflow.

Income (Loss) Per Share: Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average shares outstanding and for net income additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Weighted average common shares outstanding–basic	31,520	31,417	31,370
Dilutive effect of outstanding stock awards	516	—	—
Weighted average common shares outstanding–diluted	32,036	31,417	31,370

Antidilutive stock awards	5,007	4,817	6,705

As the Company recorded a net loss during Fiscal 2010 and 2009, the impact of all outstanding stock awards was not considered as such impact would be antidilutive.

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

Segment Information: The Company has one reportable segment.

Note 2. Fixed Assets

Fixed assets consist of the following:

	January 28, 2012	January 29, 2011
	($ in thousands)
Buildings and improvements	$17,288	$17,288
Fixtures and equipment	118,334	119,395
Leasehold improvements	30,943	31,344

	166,565	168,027
Allowances for depreciation and amortization	(149,914)	(146,549)

	$16,651	$21,478

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year
	2011	2010	2009
	(in thousands)
Cost of sales	$536	$1,143	$1,437
Selling, general and administrative expenses	6,094	11,054	15,165

Total	$6,630	$12,197	$16,602

Depreciation expense related to the Company’s distribution center facility and equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 3. Impairment of Long-Lived Assets

During Fiscal 2010 and 2009, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter of each year, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of the period, resulting in the recording of an asset impairment charges of $2.0 million and $3.6 million in Fiscal 2010 and Fiscal 2009, respectively. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment and leasehold improvements, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital without reference to market transactions. Management believes its assumptions were reasonable and consistently applied. The Company did not recognize an impairment charge during Fiscal 2011.

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

Amended Credit Facility

In April 2010, the Company entered into an amended and restated Credit Agreement (“Amended Credit Facility”) with Bank of America, N.A. which reduced the availability under the

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility to $100 million. The Amended Credit Facility updates certain terms and conditions including prohibiting the payment of dividends, added covenants around the number of store closings and changed the formula for interest rates. The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. The principal amount of all outstanding loans under the Amended Credit Facility together with any accrued but unpaid interest are due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility are secured by the assets of the Company.

The Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Company was in compliance with terms and conditions of the Amended Credit Facility as of January 28, 2012.

Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBOR, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for LIBOR loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%. In addition, a commitment fee of 0.75% is also payable on unused commitments.

As of January 28, 2012 and January 29, 2011, the Company did not have any borrowings under the Amended Credit Facility with Bank of America, N.A. During the entire 2011 Fiscal year, the Company did not have any borrowings under the Amended Credit Facility. During Fiscal 2010 and Fiscal 2009, the highest aggregate balances outstanding under the revolving credit facility were $32.9 million and $90.8 million, respectively. As of January 28, 2012 and January 29, 2011, the Company had $0.3 million and $0.5 million, respectively, of outstanding letter of credit obligations under the Amended Credit Facility with Bank of America, N.A. The Company had $69 million and $86 million available for borrowing as of January 28, 2012 and January 29, 2010, respectively.

Mortgage Loan

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. The mortgage loan is repayable in monthly installments of $64,000 over 10 years with a fixed interest rate of 6.0% and is collateralized by the real estate. As of January 28, 2012, the outstanding balance on the loan was $1.7 million.

The following table presents principal cash payments of long-term debt by expected maturity dates as of January 28, 2012:

Long-term debt
($ in thousands)
2012	$680
2013	722
2014	346

Total	1,748
Less: current portion	680

Long-term debt obligation	$1,068

As of April 4, 2012, the Company had prepaid the remaining obligation on the mortgage loan. No future obligation exists.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal Year
	2011	2010	2009
	($ in thousands)
Federal—current	($15)	$30	($10,984)
State—current	165	245	332
Deferred	—	0	(2,333)

Income tax expense (benefit)	$150	$275	($12,985)

A reconciliation of the Company’s effective income tax rate with the Federal statutory rate is as follows:

	Fiscal Year
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.6%	(0.5%)	(0.4%)
Change in valuation allowance	(32.8%)	(35.7%)	(11.8%)
Cash surrender value—insurance/benefit Programs	(1.1%)	0.8%	0.5%
Other	0.8%	(0.5%)	0.1%

Effective income tax rate	6.5%	(0.9%)	23.4%

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

Significant components of the Company’s deferred tax assets are as follows:

	January 28, 2012	January 29, 2011
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$1,120	$1,234
Inventory	601	842
Retirement and compensation related accruals	9,058	7,013
Fixed assets	13,996	16,212
Federal and state net operating loss and credit carryforwards	83,849	80,575
Real estate leases, including deferred rent	3,117	4,383
Losses on investments	1,623	1,659
Goodwill	2,018	2,873
Other	913	985

Gross deferred tax assets before valuation allowance	116,295	115,776
Less: valuation allowance	(116,295)	(115,776)

Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a net operating loss carryforward of $174.9 million for federal income tax purposes and approximately $310 million for state income tax purposes as of the end of Fiscal 2011 that expire at various times through 2030 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. As of January 28, 2012, the Company has incurred a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 28, 2012, the valuation allowance increased to $116.3 million from $115.8 million at January 29, 2011 because management believes that it is more likely than not that the tax benefit will not be realized. The increase in the valuation allowance equals the increase in gross deferred tax assets and is consistent with the Company’s decision to record a full valuation allowance against deferred tax assets that have been recorded in the normal course of business, as described above.

During Fiscal 2011 and Fiscal 2010 the Company paid income taxes, net of refunds, of approximately $0.1 million and $0.2 million, respectively.

During Fiscal 2009, the Company paid income taxes of approximately $0.2 million and received income tax refunds of approximately $10.5 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

(Amounts in thousands)
Unrecognized tax benefits at January 29, 2011	$2,308
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse of applicable statute of limitations	(230)

Unrecognized tax benefits at January 28, 2012	$2,078

As of January 28, 2012, the Company had $2.1 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters through Fiscal 2007 and all material state and local income tax matters through Fiscal 2007.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statement of Operations. During Fiscal 2011, the Company accrued a provision for interest and penalties of $0.1 million. As of January 28, 2012, the liability for uncertain tax positions reflected in the Company’s

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets was $2.2 million, including accrued interest and penalties of $1.4 million.

Note 6. Leases

Leases—lessee

As more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements from its Chairman, Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 28, 2012	January 29, 2011
	($ in thousands)
Buildings	$9,342	$9,342
Allowances for depreciation and amortization	(7,259)	(6,927)

	$2,083	$2,415

At January 28, 2012, the Company leased 390 stores under operating leases, many of which contain renewal options, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume.

Net rental expense was as follows:

	Fiscal Year
	2011	2010	2009
	($ in thousands)
Minimum rentals	$50,064	$64,353	$86,016
Contingent rentals	91	204	417

	$50,155	$64,557	$86,433

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at January 28, 2012 are as follows:

	Operating Leases	Capital Leases
	($ in thousands)
2012	36,993	2,251
2013	23,504	2,251
2014	9,438	2,251
2015	3,607	1,723
2016	1,538	—
Thereafter	961	—

Total minimum payments required	76,041	$8,477
Less: amounts representing interest		4,713

Present value of minimum lease payments		3,764

Less: current portion		823

Long-term capital lease obligations		$2,941

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments. During Fiscal 2011, minimum rent payments based on a store’s sales volume were $2.1 million.

Leases—lessor

The Company, as lessor, entered into a 60 year lease, effective April 2009, covering real property owned by the Company in Miami, Florida. Under the provisions of the lease, the Company receives minimum monthly rent payments as follows:

	Annual Rent Payment	Total Payments
	($ in thousands)
February 2012–March 2029	$1,620	$27,810
April 2029–March 2039	1,782	17,820
April 2039–March 2049	1,960	19,602
April 2049–March 2059	2,156	21,562
April 2059–March 2069	2,372	23,718

Total future payments		$110,512

The lease allows for the tenant to terminate the lease after the twenty fifth year and every five years thereafter. Total guaranteed rent payments due to the Company are $36.7 million. The Company recorded rental income of $1.6 million in Fiscal 2011.

Note 7. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. As of March 1, 2011, the Company suspended its matching contribution. Prior to termination of the Company’s matching contribution, participant vesting of the Company’s matching and profit sharing contribution was based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years. Total expense related to the Company’s matching contribution was approximately $3,000, $439,000 and $0 in Fiscal 2011, 2010 and 2009, respectively.

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

Equity awards authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of January 28, 2012, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 6.5 million were granted and are outstanding, 5.0 million of which were vested and exercisable. Shares available for future grants of options and other share based awards at January 28, 2012 and January 29, 2011 were 2.2 million and 2.7 million, respectively.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During Fiscal 2008, the Company issued 275,000 restricted stock units. Restricted stock units vest 50% after two years and 50% after three years and will be settled in cash upon vesting. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, the Company recognized $87,000, $128,000 and $75,000, respectively, in expenses related to the grant of restricted stock units.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $0.3 million, $0.6 million and $2.3 million. For Fiscal 2011, Fiscal 2010 and Fiscal 2009 the related total deferred tax expense was $0. As of January 28, 2012, there was $0.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.6 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	69.9%-75.4%	76.4%-81.9%	75.6%
Risk-free interest rate	1.42%-2.81%	1.99%-2.13%	3.33%-3.37%
Expected option life in years	4.92-6.98	4.03-5.45	4.98-6.98
Weighted average fair value per share of options granted during the year	$1.27	$1.33	$0.69

The following table summarizes information about stock option awards outstanding under the Old Plans, New Plan and 1990 Plan as of January 28, 2012:

Exercise Price Range	Outstanding				Exercisable
	Shares	Average Remaining Life	Weighted Average Exercise Price	Average Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.98-$2.66	1,332,500	8.6	$2.04	$530,335	135,000	$1.97	$63,225
2.67-5.33	2,143,464	2.19	4.07	—	2,143,464	4.07	—
5.34-8.00	269,200	5.16	5.56	—	269,200	5.56	—
8.01-10.67	1,660,752	1.25	9.17	—	1,660,752	9.17	—
10.68-13.33	—	—	—	—	—	—	—
13.34-16.00	720,935	3.2	14.32	—	720,935	14.32	—

Total	6,126,851	3.6	$6.28	$530,335	4,929,351	$7.31	$63,225

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $2.44 as of January 27, 2012, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards(1)	Weighted Average Grant Date Value
Balance January 31, 2009	7,944,754	$1.16-$15.25	$8.36	503,691	$3.97
Granted	17,500	0.98	0.98	330,764	0.81
Exercised	—	—	—	(137,693)	4.69
Forfeited	(76,925)	2.76-5.50	4.93	(36,697)	2.18
Canceled	(775,654)	3.50-15.25	12.64	—	0.00

Balance January 30, 2010	7,109,675	$0.98-$14.32	$7.91	660,065	$2.34
Granted	1,000,000	1.67-2.11	2.07	279,898	2.22
Exercised	—-	—	—	(109,364)	3.03
Forfeited	(107,000)	5.32-6.43	5.51	(357,879)	2.18
Canceled	(1,315,617)	3.50-14.32	9.32	(279,898)	1.53

Balance January 29, 2011	6,687,058	$0.98-$14.32	$6.80	192,822	$4.19
Granted	310,000	1.73-2.31	2.02	279,898	1.63
Exercised	—	—	—	(110,276)	2.57
Forfeited	(12,925)	1.16-5.50	2.99	—	0.00
Canceled	(857,282)	3.50-14.32	8.82	—	0.00

Balance January 28, 2012	6,126,851	$0.98-$14.32	$6.28	362,444	$2.71

(1)	Other Share Awards include deferred shares granted to Directors and restricted stock units issued to employees.

During Fiscal 2011, 2010 and 2009, the Company recognized expenses of approximately $13,000, $74,000 and $103,000, respectively, for deferred shares issued to non-employee directors at an exercise price below the closing stock price on the date of grant.

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

For Fiscal 2011, Fiscal 2010 and Fiscal 2009, net periodic benefit cost recognized under both plans totaled approximately $0.7 million, $0.4 million, and $1.0 million, respectively. The accrued

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension liability for both plans was approximately $16.0 million and $12.9 million at January 28, 2012 and January 29, 2011, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was approximately $15.7 million and $10.8 million as of January 28, 2012 and January 29, 2011, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:

	January 28, 2012	January 29, 2011
	($ in thousands)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$12,855	$11,400
Service cost	147	133
Interest cost	671	653
Actuarial (gain)/loss	2,468	761
Benefits paid	(120)	(92)

Projected Benefit obligation at end of year	$16,021	$12,855

Fair value of plan assets at end of year	$—	$—

Reconciliation of Funded Status:
Funded status	($16,021)	($12,855)
Unrecognized prior service cost	1,605	1,947
Unrecognized net actuarial gain	(547)	(3,462)

Accrued benefit cost	(14,963)	(14,370)
Decrease (increase) in liability	1,058	1,515

Accrued pension liability	($16,021)	($12,855)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 28, 2012	January 29, 2011
	($ in thousands)
Accrued pension liability	($16,021)	($12,855)
Add: Accumulated other comprehensive income/(loss)	1,058	(1,515)
Add: Deferred tax asset	1,099	1,099

Net amount recognized	($13,864)	($13,271)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:

Net Periodic Benefit Cost:	Fiscal Year
	2011	2010	2009
	($ in thousands)
Service cost	$147	$133	$195
Interest cost	671	653	802
Amortization of prior service cost	342	342	342
Amortization of net (gain) loss	(448)	(683)	(346)

Net periodic benefit cost	$712	$445	$993

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

Net prior service (cost)/credit recognized as a component of net periodic benefit cost	($342)	($342)
Net actuarial gain recognized as a component of net periodic benefit cost	448	683
Net actuarial (gain) loss arising during the period	2,467	761

	2,573	1,102
Income tax effect	—	—

Total recognized in other comprehensive (income) loss	$2,573	$1,102

Total recognized in net periodic benefit cost and other comprehensive (income) loss	($3,285)	($1,547)

The pre-tax components of accumulated other comprehensive income, which have not yet been recognized as components of net periodic benefit cost as of January 28, 2012 and January 29, 2011 are summarized below.

	January 28, 2012	January 29, 2011
	($ in thousands)
Net unrecognized actuarial gain	($547)	($3,462)
Net unrecognized prior service cost	1,605	1,947

Accumulated other comprehensive income	$1,058	($1,515)

In Fiscal 2012, approximately $342,000 of net unrecognized prior service cost and approximately $1,500 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 28, 2012, will be recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year
	2011	2010
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	5.25%
Salary increase rate	4.00%	4.00%
Measurement date	Jan 28, 2012	Jan. 29, 2011

	Fiscal Year
	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%	5.75%
Salary increase rate	4.00%	4.00%	4.00%

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2012	$151
2013	226
2014	1,043
2015	1,036
2016	1,025
2017 and thereafter	5,647

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

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.2 million, $2.2 million and $2.1 million in Fiscal 2011, 2010 and 2009 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2011, 2010 and 2009. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $6,900, $6,800 and $6,800 in Fiscal 2011, 2010 and 2009 respectively.

Prior to Fiscal 2010, the Company chartered an aircraft from Richmor Aviation Inc., an unaffiliated corporation that leases an aircraft owned by Mr. Higgins, for Company business. Payments to Richmor Aviation Inc., to charter the aircraft owned by Mr. Higgins, in Fiscal 2011, 2010 and 2009 were approximately $0, $0 and $94,000, respectively.

Note 10. Quarterly Financial Information (Unaudited)

	Fiscal 2011 Quarter Ended
	2011	January 28, 2012	October 29, 2011	July 30, 2011	April 30, 2011
	($ in thousands, except for per share amounts)
Net sales	$542,589	$193,107	$109,996	$107,990	$131,496
Gross profit	198,154	69,221	40,653	39,991	48,289
Net income (loss)	$2,162	$16,496	($4,510)	($7,277)	($2,547)

Basic income (loss) per share	$0.07	$0.52	($0.14)	($0.23)	($0.08)

Diluted income (loss) per share	$0.07	$0.51	($0.14)	($0.23)	($0.08)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2010 Quarter Ended
	2010	January 29, 2011	October 30, 2010	July 31, 2010	May 1, 2010
	($ in thousands, except for per share amounts)
Net sales	$652,416	$231,286	$128,787	$135,804	$156,539
Gross profit	219,380	78,209	43,917	45,729	51,525
Net income (loss)	($30,963)	$12,350	($16,116)	($15,782)	($11,415)

Basic and diluted income (loss) per share	($0.99)	$0.38	($0.51)	($0.50)	($0.36)

During the fourth quarter of Fiscal 2010, the Company recorded an asset impairment charge of $2.0 million related to the write down of certain long-lived assets at underperforming locations. No asset impairment charges were recorded during fiscal 2011. See Note 3 in the Notes to Consolidated Financial Statements for further detail regarding the impairment charge.

Note 11. Subsequent Events

As of April 4, 2012, the Company had prepaid the remaining obligation on the mortgage loan. No future obligation exists.

Index to Exhibits

Document Number and Description

Exhibit No.
3.1	Restated Certificate of Incorporation—incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.
3.2

Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3

Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws—incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.
3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.
3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.
3.7

Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8

Certificate of Amendment to the Certificate of Incorporation of—incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.1

Credit Agreement dated January 5, 2006, between Trans World Entertainment Corporation and Bank of America N.A.—incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 10, 2006. Commission File No. 0-14818.

4.2

First Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A.—incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2006. Commission File No. 0-14818.

4.3

Second Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A.—incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 23, 2006. Commission File No. 0-14818.

4.4

Amended and Restated Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A.—incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

10.1

Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986—incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

Exhibit No.
10.2

Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option—incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990. Commission File No. 0-14818.

10.3

Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant—incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.5

Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant, for additional office space at 38 Corporate Circle—incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10- Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.6

Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated—incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.7

Trans World Entertainment Corporation 1994 Stock Option Plan—incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.8

Trans World Entertainment Corporation 1998 Stock Option Plan—incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.9

Trans World Entertainment Corporation 1999 Stock Option Plan—incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.10

Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.11

Trans World Entertainment Corporation 2002 Stock Option Plan—incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 23, 2002. Commission File No. 0-14818.

10.12

Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended—incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008. Commission File No. 0-14818.

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

10.15

Trans World Entertainment Corporation Executive Officers Bonus Plan—incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 20, 2009. Commission File No. 0-14818.

Exhibit No.
10.16	Separation and Release, dated as of December 9, 2011, between the Company and John J. Sullivan.
*21	Significant Subsidiaries of the Registrant.
*23	Consent of KPMG LLP.
*31.1

Certification of Chief Executive Officer dated April 12, 2012, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2

Certification of Chief Financial Officer dated April 12, 2012, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

**32

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 12, 2012, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012.

**101.INS XBRL	Instance Document
**101.SCH XBRL	Taxonomy Extension Schema Document
**101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
**101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
**101.LAB XBRL	Taxonomy Extension Label Linkbase Document
**101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith