Form 10-Q
period 2012-04-28
TRANS WORLD ENTERTAINMENT CORP
filed 2012-06-07
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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
Common Stock, $.01 par value,
31,455,004 shares outstanding as of May 30, 2012

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,343	$88,515	$29,674
Merchandise inventory	176,227	191,327	217,785
Other current assets	7,673	8,613	6,868

Total current assets	246,243	288,455	254,327

NET FIXED ASSETS	15,681	16,651	20,047
OTHER ASSETS	8,006	8,014	9,399

TOTAL ASSETS	$269,930	$313,120	$283,773

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$52,163	$93,141	$71,021
Borrowings under line of credit	—	—	—
Accrued expenses and other current liabilities	26,850	29,516	25,985
Current portion of long-term debt	—	680	650
Current portion of capital lease obligations	850	823	746

Total current liabilities	79,863	124,160	98,402

LONG-TERM DEBT, less current portion	—	1,068	1,582
CAPITAL LEASE OBLIGATIONS, less current portion	2,718	2,941	3,568
OTHER LONG-TERM LIABILITIES	22,639	23,105	20,861

TOTAL LIABILITIES	105,220	151,274	124,413

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,557,519, 56,557,519 and 56,527,519 shares issued, respectively)	566	566	565
Additional paid-in capital	308,858	308,791	308,442
Treasury stock at cost (25,102,990, 25,102,990 and 25,102,990 shares, respectively)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive (loss)income	(2,157)	(2,157)	416
Retained earnings	74,998	72,201	67,492

TOTAL SHAREHOLDERS’ EQUITY	164,710	161,846	159,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$269,930	$313,120	$283,773

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended

	April 28,	April 30,
	2012	2011

Net sales	$112,287	$131,496
Cost of sales	70,472	83,207

Gross profit	41,815	48,289
Selling, general and administrative expenses	38,201	49,968

Income (loss) from operations	3,614	(1,679)
Interest expense, net	770	832

Income (loss) before income tax expense	2,844	(2,511)
Income tax expense	47	36

Net income (loss)	$2,797	$(2,547)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

Basic income (loss) per share	$0.09	$(0.08)

Weighted average number of common shares outstanding – basic	31,535	31,425

Diluted income (loss) per share	$0.09	$(0.08)

Weighted average number of common shares outstanding – diluted	32,210	31,425

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended

	April 28, 2012	April 30, 2011

Net cash used by operating activities	$(24,048)	$(44,821)

Cash flows from investing activities:
Purchases of fixed assets	(180)	(389)

Net cash used by investing activities	(180)	(389)

Cash flows from financing activities:
Payments of long-term debt	(1,748)	(156)
Payments of capital lease obligations	(196)	(172)

Net cash used by financing activities	(1,944)	(328)

Net decrease in cash and cash equivalents	(26,172)	(45,538)
Cash and cash equivalents, beginning of period	88,515	75,212

Cash and cash equivalents, end of period	$62,343	$29,674

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 28, 2012 and April 30, 2011

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of April 28, 2012, the Company operated 379 stores totaling approximately 2.4 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2011, management closed 50 stores. Management has continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 11 stores closed in the thirteen weeks ended April 28, 2012. The Company will continue its evaluation of its remaining stores profitability in consideration of lease terms, conditions and expirations.

Seasonality:
The Company’s business is seasonal in nature, with the fourth fiscal quarter constituting the Company’s peak selling period. In 2011, the fourth fiscal quarter accounted for approximately 36% of annual sales and all of its income from operations for the year. In anticipation of increased sales activity during these months, the Company purchases additional inventory and hires additional seasonal employees to supplement its core store sales staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results, particularly operating and net income, would be adversely affected. Additionally, quarterly sales results, in general, are affected by the timing of new product releases, store closings and the performance of existing stores.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 28, 2012 has been derived from the Company’s January 28, 2012 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended April 28, 2012 and April 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2012.

Note 3. Recently Adopted Accounting Pronouncements

On January 29, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net income(loss) and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under GAAP. For example, unrealized changes in pension benefit obligations are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings. (See Note 7)

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended April 28, 2012 and April 30, 2011 was $67,000 and $109,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended April 28, 2012 and April 30, 2011.

As of April 28, 2012, there was approximately $0.7 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.3 years.

As of April 28, 2012, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 6.2 million were granted and are outstanding, 5.0 million of which were vested and exercisable. Awards available for future grants at April 28, 2012 were 2.2 million.

The following table summarizes stock award activity during the thirteen weeks ended April 28, 2012:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value
Balance January 28, 2012	6,126,851	$6.28	3.6	362,444	$2.71
Granted	—	—	—	—	—
Exercised	—	—	—	(279,898)	1.63
Forfeited	—	—	—	—	—
Canceled	(16,078)	9.76	—	—	—

Balance April 28, 2012	6,110,773	$6.19	3.3	82,546	$6.35
Exercisable April 28, 2012	4,917,023	$7.20	2.1	82,546	$6.35

(1)	Other Share Awards include deferred shares granted to Directors and restricted stock units issued to employees.

As of April 28, 2012, the intrinsic value of stock awards outstanding was $252,000 and exercisable was $36,000.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended

	April 28, 2012	April 30, 2011

	(in thousands)
Service cost	$22	$37
Interest cost	159	168
Amortization of prior service cost	86	86
Amortization of net gain	—	(112)

Net periodic pension cost	$267	$179

During the thirteen weeks ended April 28, 2012, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $48,000 in benefits relating to the Director Retirement Plan during Fiscal 2012.

Note 6. Line of Credit

In April 2010, the Company entered into a $100 million amended and restated Credit Agreement (“Amended Credit Facility”). The principal amount of all outstanding loans under the Amended Credit Facility together with any accrued but unpaid interest, was due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility were secured by the assets of the Company.

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

Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Amended Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%. In addition, a commitment fee of 0.75% is also payable on unused commitments.

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $61.7 million as of April 28, 2012. As of April 28, 2012, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $626,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the first quarter.

As of April 30, 2011, the Company didn’t have any borrowings under the Amended Credit Facility and had $0.8 million in outstanding letter of credit obligations. The Company did not have any borrowings during the quarter.

In May 2012, the Company entered into a $75 million Amended Credit Facility (“Second Amended Credit Facility”). The principal amount of all outstanding loans under the Second Amended Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Second Amended Credit Facility. Payments of amounts due under the Second Amended Credit Facility are secured by the assets of the Company.

The Second Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Company is compliant with all covenants. The Second Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Second Amended Credit Facility also contains other terms and conditions, including covenants around the number of store closings and allows for the payment of dividends with certain restrictions. It also changed the formula for interest rates.

Interest under the Second Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.25%. In addition, a commitment fee ranging from 0.375% to 0.50% is also payable on unused commitments.

Note 7. Accumulated Other Comprehensive (Loss)Income

Accumulated other comprehensive (loss)income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive (loss)income was equal to the net income (loss) for the thirteen weeks ended April 28, 2012 and April 30, 2011.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended

	April 28, 2012	April 30, 2011

	(in thousands)
Cost of sales	$126	$138
Selling, general and administrative expenses	941	1,715

Total	$1,067	$1,853

Note 9. Income(Loss) Per Share

Basic income(loss) per share is calculated by dividing net income(loss) by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. It is computed by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen weeks ended

	April 28, 2012	April 30, 2011

	(in thousands)

Weighted average common shares outstanding – basic	31,535	31,425
Dilutive effect of employee stock options	675	—

Weighted average common shares outstanding–diluted	32,210	31,425

Anti-dilutive stock options	4,784	4,808

For the thirteen week period ended April 30, 2011, the impact of outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
April 28, 2012 and April 30, 2011

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

At April 28, 2012, the Company operated 379 stores totaling approximately 2.4 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 77% of the Company’s sales for the thirteen weeks ended April 28, 2012. The balance of categories, including electronics, trend, video games and related products represented 23% of the Company’s sales for the thirteen weeks ended April 28, 2012.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 28, 2012
Compared to the Thirteen Weeks Ended April 30, 2011

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended

	April 28, 2012	April 30, 2011	Change	%	Comp Store Sales

	(in thousands, except store data)

Net sales	$112,287	$131,496	$(19,209)	(14.6%)	1%
As a % of sales
Video	43.7%	42.3%			6%
Music	33.2%	36.7%			(9%)
Electronics	10.5%	8.8%			19%
Trend	7.9%	7.0%			15%
Video Games	4.7%	5.2%			(10%)

Store Count:	379	444	(65)	(14.6%)

Net sales. Net sales decreased 14.6% during the thirteen weeks ended April 28, 2012, as compared to the same period last year. The decline in sales for the thirteen week period resulted from a decrease in store count of 14.6%. For the thirteen week period comparable stores net sales were up 1% as compared to the same period last year. While the Company believes a meaningful amount of sales from the closed stores was transferred to ongoing stores, there was a reduction of sales resulting from store closings.

Video:

Comparable store net sales in the video category increased 6% during the thirteen weeks ended April 28, 2012. The increase for the quarter was driven by the release of Breaking Dawn and a strong performance in our catalog business in both DVD and Blu ray. According to Warner Brothers Home Video, industry sales were down 8% for the quarter. The video category represented 43.7% of total net sales for the thirteen weeks ended April 28, 2012 compared to 42.3% in the comparable quarter last year.

Music:

Comparable store net sales in the music category decreased 9% during the thirteen weeks ended April 28, 2012. According to Soundscan, total physical CD unit sales industry-wide were down 10% during the period corresponding to the Company’s first fiscal quarter. The music category represented 33.2% of total net sales for the thirteen weeks ended April 28, 2012 compared to 36.7% in the comparable quarter last year.

Electronics:

Comparable store sales in the electronics category increased 19% during the thirteen weeks ended April 28, 2012. The increase was driven by expanded product lines and improved selection. Electronics sales represented 10.5% of total net sales for the thirteen weeks ended April 28, 2012 compared to 8.8% in the comparable quarter last year.

Trend:

Comparable store sales in the trend category increased 15% during the thirteen weeks ended April 28, 2012. The increase was driven by expanded product lines and improved selection. Trend product represented 7.9% of total net sales for the thirteen weeks ended April 28, 2012 compared to 7.0% in the comparable quarter last year.

Video Games:

Comparable store sales for video games decreased 10% during the thirteen weeks ended April 28, 2012. Currently, 107 stores, or 28.2% of the company’s stores carry games. According to NPD Group, industry sales were down 25% for the quarter. Games sales represent 4.7% of total net sales for the thirteen weeks ended April 28, 2012 compared to 5.2% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change

	April 28, 2012	April 30, 2011	$	%

Gross Profit	$41,815	$48,289	$(6,474)	(13.4%)

As a % of net sales	37.2%	36.7%

Gross profit decreased 13.4% for the thirteen weeks ended April 28, 2012 as compared to the comparable period last year. The decline in gross profit is due to the decline in net sales. The decline in net sales was partially offset by increases in the gross profit as a percentage of net sales due to higher margin rates in all product categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change

	April 28, 2012	April 30, 2011	$	%

SG&A	$38,201	$49,968	$(11,767)	(23.5%)

As a % of net sales	34.0%	38.0%

For the thirteen weeks ended April 28, 2012, SG&A expenses decreased $11.8 million, or 23.5% on the net sales decline of 14.6% resulting in a 400 basis point improvement in SG&A expenses as a percentage of net sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower occupancy expenses in ongoing stores and effective expense management.

Interest Expense, Net. Net interest expense was $770,000 during the thirteen weeks ended April 28, 2012, compared to $832,000 during the thirteen weeks ended April 30, 2011.

Income Tax Expense (Benefit). As of January 28, 2012 and January 30, 2011, the Company had incurred cumulative three-year losses. Based on these cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. The Company has significant net operating losses carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable for the year ending February 2, 2013. The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. For the thirteen weeks ended April 28, 2012 the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for this thirteen week period.

For the thirteen weeks ended April 28, 2012 and April 30, 2011, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

Net Income(Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended

	April 28, 2012	April 30, 2011	Change

	(in thousands)

Income(loss) before income tax	$2,844	$(2,511)	$5,355

Income tax expense	47	36	11

Net income(loss)	$2,797	$(2,547)	$5,344

For the thirteen weeks ended April 28, 2012, the Company’s net income increased $5.3 million to $2.8 million from a net loss of $2.5 million for the thirteen weeks ended April 30, 2011. The increase was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for at least the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2011, management closed 50 stores. Management has continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 11 stores closed in the thirteen weeks ended April 28, 2012. The Company will continue its evaluation of its remaining stores profitability in consideration of lease terms, conditions and expirations.

Management anticipates that any cash requirements due to a shortfall in cash from operations would be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing and financing activities during Fiscal 2012 are not expected to be materially different with Fiscal 2011. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended April 28, 2012 and April 30, 2011, or at those dates:

	Thirteen weeks ended		Change

(in thousands)	April 28, 2012	April 30, 2011	$

Operating Cash Flows	$(24,048)	$(44,821)	$20,773
Investing Cash Flows	(180)	(389)	209
Financing Cash Flows	(1,944)	(328)	(1,616)
Capital Expenditures	(180)	(389)	209

Cash and Cash Equivalents	62,343	29,674	32,669
Merchandise Inventory	176,227	217,785	(41,558)
Working Capital	166,380	155,925	10,455

The Company had cash and cash equivalents of $62.3 million at April 28, 2012, compared to $88.5 million at January 28, 2012 and $29.7 million at April 30, 2011. Merchandise inventory was $74 per square foot at April 28, 2012, the same level as April 30, 2011.

Cash used by operating activities was $24.0 million for the thirteen weeks ended April 28, 2012. The primary use of cash was a $41.0 million seasonal reduction of accounts payable, partially offset by a $15.1 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $180,000 for the thirteen weeks ended April 28, 2012.

Cash used by financing activities was $1.9 million for the thirteen weeks ended April 28, 2012 for the payment on long term debt and capital lease obligations. The Company paid off the remaining obligation of $1.7 million related to a mortgage loan on real estate during the quarter.

In April 2010, the Company entered into a $100 million amended and restated Credit Agreement (“Amended Credit Facility”). The principal amount of all outstanding loans under the Amended Credit Facility together with any accrued but unpaid interest, was due and payable in April 2013, unless otherwise paid earlier pursuant to the terms of the Amended Credit Facility. Payments of amounts due under the Amended Credit Facility were secured by the assets of the Company.

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

Interest under the Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Amended Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%. In addition, a commitment fee of 0.75% is also payable on unused commitments.

The availability under the Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the credit facility was $61.7 million as of April 28, 2012. As of April 28, 2012, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $626,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the first quarter.

As of April 30, 2011, the Company didn’t have any borrowings under the Amended Credit Facility and had $0.8 million in outstanding letter of credit obligations. The Company did not have any borrowings during the quarter.

In May 2012, the Company entered into a $75 million Amended Credit Facility (“Second Amended Credit Facility”). The principal amount of all outstanding loans under the Second Amended Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Second Amended Credit Facility. Payments of amounts due under the Second Amended Credit Facility are secured by the assets of the Company.

The Second Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Company is compliant with all covenants. The Second Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Second Amended Credit Facility also contains other terms and conditions, covenants around the number of store closings and allows for the payment of dividends with certain restrictions. It also changed the formula for interest rates.

Interest under the Second Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.25%. In addition, a commitment fee ranging from 0.375% to 0.50% is also payable on unused commitments.

Capital Expenditures. During the thirteen weeks ended April 28, 2012, the Company made capital expenditures of $180,000. The Company plans to spend $7.5 million for capital expenditures in fiscal 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 28, 2012 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 28, 2012.

Recently Issued Accounting Pronouncements:

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Second Amended Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Second Amended Credit Facility can be variable. Interest under the Second Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Second Amended Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Second Amended Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 28, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 28, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 7, 2012	By: /s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 7, 2012	By: /s/ Tom G. Seaver

Tom G. Seaver
Chief Financial Officer
(Principal and Chief Accounting Officer)