Form 10-Q
period 2012-07-28
TRANS WORLD ENTERTAINMENT CORP
filed 2012-09-06
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________________ TO ________________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,
31,455,004 shares outstanding as of August 31, 2012

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,252	$88,515	$22,494
Merchandise inventory	161,972	191,327	205,452
Other current assets	7,737	8,613	7,545

Total current assets	227,961	288,455	235,491

NET FIXED ASSETS	15,368	16,651	18,816
OTHER ASSETS	8,402	8,014	9,181

TOTAL ASSETS	$251,731	$313,120	$263,488

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$41,496	$93,141	$58,896
Borrowings under line of credit	—	—	—
Accrued expenses and other current liabilities	21,144	29,516	25,335
Current portion of long-term debt	—	680	660
Current portion of capital lease obligations	878	823	771

Total current liabilities	63,518	124,160	85,662

LONG-TERM DEBT, less current portion	—	1,068	1,413
CAPITAL LEASE OBLIGATIONS, less current portion	2,488	2,941	3,365
OTHER LONG-TERM LIABILITIES	22,840	23,105	20,743

TOTAL LIABILITIES	88,846	151,274	111,183

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,557,994, 56,557,519 and 56,527,519 shares issued, respectively)	566	566	566
Additional paid-in capital	308,920	308,791	308,664
Treasury stock at cost (25,102,990 shares)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive (loss) income	(2,157)	(2,157)	416
Retained earnings	73,111	72,201	60,214

TOTAL SHAREHOLDERS’ EQUITY	162,885	161,846	152,305

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,731	$313,120	$263,488

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net sales	$91,038	$107,990	$203,325	$239,486
Cost of sales	55,220	67,999	125,692	151,206

Gross profit	35,818	39,991	77,633	88,280
Selling, general and administrative expenses	37,135	46,416	75,337	96,384

Income (loss) from operations	(1,317)	(6,425)	2,296	(8,104)
Interest expense, net	522	793	1,292	1,625

Income (loss) before income tax expense	(1,839)	(7,218)	1,004	(9,729)
Income tax expense	47	60	94	96

Net income (loss)	$(1,886)	$(7,278)	$910	$(9,825)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

Basic income (loss) per share	$(0.06)	$(0.23)	$0.03	$(0.31)

Weighted average number of common shares outstanding – basic	31,537	31,455	31,537	31,440

Diluted income (loss) per share	$(0.06)	$(0.23)	$0.03	$(0.31)

Weighted average number of common shares outstanding – diluted	31,537	31,455	32,171	31,440

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended

	July 28, 2012	July 30, 2011

Net cash used by operating activities	$(27,169)	$(51,086)

Cash flows from investing activities:
Purchases of fixed assets	(948)	(967)

Net cash used by investing activities	(948)	(967)

Cash flows from financing activities:
Payments of long-term debt	(1,748)	(315)
Payments of capital lease obligations	(398)	(350)

Net cash used by financing activities	(2,146)	(665)

Net decrease in cash and cash equivalents	(30,263)	(52,718)
Cash and cash equivalents, beginning of period	88,515	75,212

Cash and cash equivalents, end of period	$58,252	$22,494

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 28, 2012 and July 30, 2011

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of July 28, 2012, the Company operated 379 stores totaling approximately 2.4 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2011, management closed 50 stores. Management has continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 11 stores closed in the twenty-six weeks ended July 28, 2012. The Company will continue to evaluate its store base in consideration of lease terms, conditions and expirations, including considering new and relocated stores.

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

The interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 28, 2012 has been derived from the Company’s January 28, 2012 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2012.

Note 3. Recently Adopted Accounting Pronouncements

On January 29, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net income (loss) and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under GAAP. For example, unrealized changes in pension benefit obligations are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings. (See Note 7)

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the thirteen weeks ended July 28, 2012 and July 30, 2011 was $60,000 and $61,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended July 28, 2012 and July 30, 2011.

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the twenty-six weeks ended July 28, 2012 and July 30, 2011 was $128,000 and $170,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the twenty-six weeks ended July 28, 2011 and July 30, 2011.

As of July 28, 2012, there was approximately $0.7 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.3 years.

As of July 28, 2012, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 5.4 million were granted and are outstanding, 4.3 million of which were vested and exercisable. Awards available for future grants at July 28, 2012 were 2.1 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended July 28, 2012:

Twenty-six weeks ended July 28, 2012

Dividend yield	0%
Expected stock price volatility	68.5 – 75.4%
Risk-free interest rate	0.7 – 1.0%
Expected award life (in years)	4.9 – 7.0
Weighted average fair value per share of awards granted during the period	$1.53 - $1.94

The following table summarizes stock award activity during the twenty-six weeks ended July 28, 2012:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value

Balance January 28, 2012	6,126,851	$6.28	3.6	362,444	$2.71
Granted	205,000	2.63	9.9	—	—
Exercised	(2,500)	2.43	—	(279,898)	1.63
Forfeited	(150,000)	2.31	—	—	—
Canceled	(863,732)	8.03	—	—	—

Balance July 28, 2012	5,315,619	$5.88	3.7	82,546	$6.35
Exercisable July 28, 2012	4,173,119	$6.90	2.4	82,546	$6.35

(1)	Other Share Awards include deferred shares granted to Directors and restricted stock units issued to employees.

As of July 28, 2012, the intrinsic value of stock awards outstanding was $1.3 million and exercisable was $256,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.

Prior to June 1, 2003, the Company had provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. Directors who were not yet vested in their retirement benefits as of June 1, 2003 had the present value of benefits already accrued as of the effective date converted to deferred shares of the Company’s Common Stock. Directors that were fully or partially vested in their retirement benefits were given a one time election to continue to participate in the current retirement program or convert the present value of their benefits to deferred shares.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended

	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

	(in thousands)		(in thousands)
Service cost	$22	$37	$44	$74
Interest cost	159	168	318	336
Amortization of prior service cost	86	86	172	172
Amortization of net gain	—	(112)	—	(224)

Net periodic pension cost	$267	$179	$534	$358

During the twenty-six weeks ended July 28, 2012, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $48,000 in benefits relating to the Director Retirement Plan during Fiscal 2012.

Note 6. Line of Credit
In May 2012, the Company entered into a $75 million credit facility (“Second Amended Credit Facility”) which amended its previous $100 million credit facility (“Amended Credit Facility”). The principal amount of all outstanding loans under the Second Amended Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Second Amended Credit Facility. Payments of amounts due under the Second Amended Credit Facility are secured by the assets of the Company.

The Second Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Second Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Second Amended Credit Facility also contains other terms and conditions, including covenants around the number of store closings and allows for the payment of dividends with certain restrictions. It also changed the formula for interest rates. The Company is compliant with all covenants.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $55.5 million as of July 28, 2012. As of July 28, 2012, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had $0.7 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of Fiscal 2012.

As of July 30, 2011, the Company didn’t have any borrowings under the Amended Credit Facility and had $0.8 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of Fiscal 2011.

Note 7. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive (loss) income was equal to the net income (loss) for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

	(in thousands)		(in thousands)
Cost of sales	$124	$135	$250	$273
Selling, general and administrative expenses	885	1,606	1,826	3,321

Total	$1,009	$1,741	$2,076	$3,594

Note 9. Income (Loss) Per Share

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

Weighted average shares are calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended

	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

	(in thousands)		(in thousands)
Weighted average common shares outstanding – basic	31,537	31,455	31,537	31,440
Dilutive effect of employee stock options	—	—	634	—

Weighted average common shares outstanding–diluted	31,537	31,455	32,171	31,440

For the thirteen week period ended July 28, 2012 and the thirteen and twenty-six weeks ended July 30, 2011, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. For the twenty-six week period ended July 28, 2012, the impact of 4.4 million outstanding stock awards was not considered because such impact would be anti-dilutive.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
July 28, 2012 and July 30, 2011

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

At July 28, 2012, the Company operated 379 stores totaling approximately 2.4 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment products, including video and music. In total, these two categories represented 77% of the Company’s sales for the twenty-six weeks ended July 28, 2012. The balance of categories, including electronics, trend, video games and related products represented 23% of the Company’s sales for the twenty-six weeks ended July 28, 2012.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Sales and comparable store sales: The Company measures and reports the rate of comparable store sales change. A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes sales by store format and by product category.

Cost of Sales and Gross Profit: Gross profit is impacted primarily by sales volume, the mix of products sold, by discounts negotiated with vendors and discounts offered to customers. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with receiving, shipping, inspecting and warehousing product and costs associated with product returns to vendors. Cost of sales further includes obsolescence costs and is reduced by the benefit of vendor allowances, net of direct reimbursement of expenses.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended July 28, 2012
Compared to the Thirteen and Twenty-six Weeks Ended July 30, 2011

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Twenty-six weeks ended

	July 28, 2012	July 30, 2011	Change	%	Comp Store Sales	July 28, 2012	July 30, 2011	Change	%	Comp Store Sales

	(in thousands)					(in thousands)

Net sales	$91,038	$107,990	$(16,952)	(15.7%)	(1%)	$203,325	$239,486	$(36,161)	(15.1%)	0%
As a % of sales
Home Video	43.3%	40.9%			7%	43.5%	41.7%			6%
Music	33.4%	37.4%			(13%)	33.3%	37.0%			(11%)
Electronics	10.3%	9.2%			9%	10.4%	9.0%			14%
Trend	9.0%	8.0%			13%	8.4%	7.4%			14%
Video Games	4.0%	4.5%			(12%)	4.4%	4.9%			(11%)

Store Count:						379	440	(61)	(13.9%)
Total Square Footage						2,378	2,934	(556)	(19.0%)

Net sales. Net sales decreased 15.7% and 15.1% during the thirteen and twenty-six weeks ended July 28, 2012, respectively, as compared to the same periods last year. The decline in sales for the thirteen and twenty-six week periods resulted from a decrease in store count of 13.9%. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales resulting from store closings.

Video:
Comparable store net sales in the video category increased 7% and 6% during the thirteen and twenty-six weeks ended July 28, 2012, respectively. The increase for the quarter was driven by a strong performance in our catalog business in both DVD and Blu-ray. According to Warner Brothers Home Video, industry sales were down 6% for the quarter. The video category represented 43.3% of total net sales for the thirteen weeks ended July 28, 2012 compared to 40.9% in the comparable quarter last year.

Music:
Comparable store net sales in the music category decreased 13% and 11% during the thirteen and twenty-six weeks ended July 28, 2012, respectively. According to Soundscan, total physical CD unit sales industry-wide were down 17% during the period corresponding to the Company’s second fiscal quarter.

The music category represented 33.4% of total net sales for the thirteen weeks ended July 28, 2012 compared to 37.4% in the comparable quarter last year.

Electronics:
Comparable store sales in the electronics category increased 9% and 14% during the thirteen and twenty-six weeks ended July 28, 2012, respectively. The increase was driven by expanded product lines and improved selection. Electronics sales represented 10.3% of total net sales for the thirteen weeks ended July 28, 2012 compared to 9.2% in the comparable quarter last year.

Trend:
Comparable store sales in the trend category increased 13% and 14% during the thirteen and twenty-six weeks ended July 28, 2012, respectively. The increase was driven by expanded product lines and improved selection. Trend product represented 9.0% of total net sales for the thirteen weeks ended July 28, 2012 compared to 8.0% in the comparable quarter last year.

Video Games:
Comparable store sales for video games decreased 12% and 11% during the thirteen and twenty-six weeks ended July 28, 2012, respectively. Currently, 108 stores, or 28% of the company’s stores carry games. According to NPD Group, industry sales were down 26% for the quarter. Games sales represent 4.0% of total net sales for the thirteen weeks ended July 28, 2012 compared to 4.5% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	July 28, 2012	July 30, 2011	$	%	July 28, 2012	July 30, 2011	$	%

Gross Profit	$35,818	$39,991	$(4,173)	(10.4%)	$77,633	$88,280	$(10,647)	(12.1%)

As a % of sales	39.3%	37.0%			38.2%	36.9%

Gross profit decreased 10.4% and 12.1% for the thirteen and twenty-six weeks ended July 28, 2012 as compared to the comparable periods last year. The decline in gross profit is due to the decline in net sales. The decline in net sales was partially offset by a 230 and 130 basis point increase in the gross profit as a percentage of net sales due to higher margin rates in a majority of product categories in the thirteen and twenty-six weeks ended July 28, 2012, respectively.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change

	July 28, 2012	July 30, 2011	$	%	July 28, 2012	July 30, 2011	$	%

SG&A	$37,135	$46,416	$(9,281)	(20.0%)	$75,337	$96,384	$(21,047)	(21.8%)

As a % of sales	40.8%	43.0%			37.1%	40.2%

For the thirteen weeks ended July 28, 2012, SG&A expenses decreased $9.3 million, or 20.0% on the net sales decline of 15.7% resulting in a 220 basis point improvement in SG&A expenses as a percentage of net sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower occupancy expenses in ongoing stores and effective expense management.

For the twenty-six weeks ended July 28, 2012, SG&A expenses decreased $21.0 million, or 21.8% on the net sales decline of 15.1% resulting in a 310 basis point improvement in SG&A expenses as a percentage of net sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower occupancy expenses in ongoing stores and effective expense management.

Interest Expense, Net. Net interest expense was $0.5 million and $1.3 million during the thirteen and twenty-six weeks ended July 28, 2012, respectively, compared to $0.8 million and $1.6 million during the thirteen and twenty six weeks ended July 30, 2011. The reduction in interest expense was due to the impact of the Second Amended Credit Facility signed in May.

Income Tax Expense (Benefit). As of January 28, 2012 and January 30, 2011, the Company had incurred cumulative three-year losses. Based on these cumulative three-year losses and other available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. The Company has significant net operating losses carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable for the year ending February 2, 2013. The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 28, 2012, the Company had a net operating loss carry forward of $174.9 million for federal income tax purposes and approximately $310 million for state income tax purposes that expire at various times through 2030 and are subject to certain limitations and statutory expiration periods.

For the thirteen weeks ended July 28, 2012 the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for this thirteen week period.

For the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, the tax expense associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended			Twenty-six weeks ended

(in thousands)	July 28, 2012	July 30, 2011	Change	July 28, 2012	July 30, 2011	Change

Income (loss) before income tax	$(1,839)	$(7,218)	$5,379	$1,004	$(9,729)	$10,733

Income tax expense	47	60	13	94	96	2

Net income (loss)	$(1,886)	$(7,278)	$5,392	$910	$(9,825)	$10,735

For the thirteen weeks ended July 28, 2012, the Company’s net loss decreased $5.4 million to $1.9 million from a net loss of $7.3 million for the thirteen weeks ended July 30, 2011. The improvement in the net loss year over year was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

For the twenty-six weeks ended July 28, 2012, the Company’s net income increased $10.7 million to $0.9 million from a net loss of $9.8 million for the twenty-six weeks ended July 30, 2011. The increase was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the reduction of headcount at the home office and the elimination or curtailment of certain other general and administrative expenses. Also, during the fourth quarter of Fiscal 2011, management closed 50 stores. Management has continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 11 stores closed in the twenty-six weeks ended July 28, 2012. The Company will continue to evaluate its store base in consideration of lease terms, conditions and expirations, including considering new and relocated stores.

Cash flows from investing and financing activities during Fiscal 2012 are not expected to be materially different from Fiscal 2011. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty-six weeks ended July 28, 2012 and July 30, 2011, or at those dates:

	Twenty-six weeks ended		Change

(in thousands)	July 28, 2012	July 30, 2011	$

Operating Cash Flows	$(27,169)	$(51,086)	$23,917
Investing Cash Flows	(948)	(967)	19
Financing Cash Flows	(2,146)	(665)	(1,481)

Cash and Cash Equivalents	58,282	22,494	35,788
Merchandise Inventory	161,972	205,452	(43,480)
Working Capital	164,443	149,829	14,614

The Company had cash and cash equivalents of $58.3 million at July 28, 2012, compared to $88.5 million at January 28, 2012 and $22.5 million at July 30, 2011. Merchandise inventory was $68 per square foot at July 28, 2012, compared to $70 per square foot at July 30, 2011.

Cash used by operating activities was $27.1 million for the twenty-six weeks ended July 28, 2012. The primary use of cash was a $51.6 million seasonal reduction of accounts payable, partially offset by a $29.4 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which consisted entirely of capital expenditures, was $948,000 for the twenty-six weeks ended July 28, 2012.

Cash used by financing activities was $2.2 million for the twenty-six weeks ended July 28, 2012 for the payment on long term debt and capital lease obligations. The Company paid off the remaining obligation of $1.7 million related to a mortgage loan on real estate during the twenty-six weeks ended July 28, 2012.

In May 2012, the Company entered into a $75 million credit facility (“Second Amended Credit Facility”) which amended its previous $100 million credit facility (“Amended Credit Facility”). The principal amount of all outstanding loans under the Second Amended Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Second Amended Credit Facility. Payments of amounts due under the Second Amended Credit Facility are secured by the assets of the Company.

The Second Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Second Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Second Amended Credit Facility also contains other terms and conditions, including covenants around the number of store closings and allows for the payment of dividends with certain restrictions. It also changed the formula for interest rates. The Company is compliant with all covenants.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $55.5 million as of July 28, 2012. As of July 28, 2012, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had $721,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of 2012.

As of July 30, 2011, the Company didn’t have any borrowings under the Amended Credit Facility and had $0.8 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of 2011.

Capital Expenditures. During the twenty-six weeks ended July 28, 2012, the Company made capital expenditures of $948,000. The Company plans to spend under $5.0 million for capital expenditures in fiscal 2012.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 28, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 6, 2012	By:	/s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 6, 2012	By:	/s/ John Anderson

John Anderson
Acting Chief Financial Officer
(Principal and Chief Accounting Officer)