Form 10-Q
period 2012-10-27
TRANS WORLD ENTERTAINMENT CORP
filed 2012-12-06
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Common Stock, $.01 par value,
31,574,434 shares outstanding as of November 30, 2012

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 – Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,932	$88,515	$19,017
Merchandise inventory	178,332	191,327	223,528
Other current assets	10,944	8,613	8,551

Total current assets	249,208	288,455	251,096

NET FIXED ASSETS	15,264	16,651	17,968
OTHER ASSETS	8,362	8,014	8,160

TOTAL ASSETS	$272,834	$313,120	277,224

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	65,002	$93,141	$78,539
Borrowings under line of credit	—	—	—
Accrued expenses and other current liabilities	20,734	29,516	24,275
Current portion of long-term debt	—	680	669
Current portion of capital lease obligations	907	823	797

Total current liabilities	86,643	124,160	104,280

LONG-TERM DEBT, less current portion	—	1,068	1,242
CAPITAL LEASE OBLIGATIONS, less current portion	2,250	2,941	3,157
OTHER LONG-TERM LIABILITIES	23,035	23,105	20,690

TOTAL LIABILITIES	111,928	151,274	129,369

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,602,176, 56,557,519 and 56,527,519 shares issued, respectively)	566	566	565
Additional paid-in capital	309,129	308,791	308,724
Treasury stock at cost (25,102,990 shares)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive (loss) income	(2,157)	(2,157)	416
Retained earnings	70,923	72,201	55,705

TOTAL SHAREHOLDERS’ EQUITY	160,906	161,846	147,855

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$272,834	$313,120	$277,224

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$91,769	$109,996	$295,094	$349,483
Cost of sales	57,032	69,344	182,724	220,550

Gross profit	34,737	40,652	112,370	128,933
Selling, general and administrative expenses	36,365	44,394	111,702	140,778

Income (loss) from operations	(1,628)	(3,742)	668	(11,845)
Interest expense, net	513	774	1,805	2,399

Loss before income tax expense	(2,141)	(4,516)	(1,137)	(14,244)
Income tax expense (benefit)	47	(5)	141	90

Net Loss	$(2,188)	$(4,511)	$(1,278)	$(14,334)

BASIC AND DILUTED LOSS PER SHARE:

Basic loss per share	$(0.07)	$(0.14)	$(0.04)	$(0.46)

Weighted average number of common shares outstanding – basic	31,555	31,454	31,543	31,445

Diluted loss per share	$(0.07)	$(0.14)	$(0.04)	$(0.46)

Weighted average number of common shares outstanding – diluted	31,555	31,454	31,543	31,445

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended

	October 27, 2012	October 29, 2011

Net cash used by operating activities	$(24,386)	$(53,547)

Cash flows from investing activities:
Purchases of fixed assets	(1,965)	(1,638)

Net cash used by investing activities	(1,965)	(1,638)

Cash flows from financing activities:
Payments of long-term debt	(1,748)	(477)
Proceeds from exercise of stock awards	123	—
Payments of capital lease obligations	(607)	(533)

Net cash used by financing activities	(2,232)	(1,010)

Net decrease in cash and cash equivalents	(28,583)	(56,195)
Cash and cash equivalents, beginning of period	88,515	75,212

Cash and cash equivalents, end of period	$59,932	$19,017

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 27, 2012 and October 29, 2011

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of October 27, 2012, the Company operated 376 stores totaling approximately 2.3 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

Liquidity and Cash Flows:
The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the elimination or curtailment of certain general and administrative expenses. Also, during the fourth quarter of Fiscal 2011, management closed 50 stores. Management has continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 15 stores closed in the thirty-nine weeks ended October 27, 2012. The Company will continue to evaluate its store base in consideration of lease terms, conditions and expirations, including considering new and relocated stores. The Company anticipates closing 50% fewer stores during the fourth quarter of 2012 than it closed during the fourth quarter of 2011. See Note 10 Subsequent Events for further details on recent events impacting liquidity and cash flows.

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

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 28, 2012 has been derived from the Company’s January 28, 2012 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2012.

Note 3. Recently Adopted Accounting Pronouncements

On January 29, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net income (loss) and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under Generally Accepted Accounting Principles. For example, unrealized changes in pension benefit obligations are included in the measure of comprehensive income but are excluded from net earnings. The amendments became effective for the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings. (See Note 7)

Note 4. Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the thirteen weeks ended October 27, 2012 and October 29, 2011 was $84,000 and $61,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended October 27, 2012 and October 29, 2011.

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $212,000 and $244,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirty-nine weeks ended October 27, 2011 and October 29, 2011.

As of October 27, 2012, there was approximately $0.8 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.2 years.

As of October 27, 2012, stock awards authorized for issuance under the Company’s plans total 20.6 million. Of these awards authorized for issuance, 5.4 million were granted and are outstanding, 4.2 million of which were vested and exercisable. Awards available for future grants at October 27, 2012 were 2.0 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended October 27, 2012:

Thirty-nine weeks ended October 27, 2012

Dividend yield	0%
Expected stock price volatility	68.5 – 76.8%
Risk-free interest rate	0.7 – 1.0%
Expected award life (in years)	4.9 – 7.0
Weighted average fair value per share of awards granted during the period	$1.70

The following table summarizes stock award activity during the thirty-nine weeks ended October 27, 2012:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value

Balance January 28, 2012	6,126,851	$6.28	3.6	362,444	$2.71
Granted	305,000	2.76	9.6	—	—
Exercised	(48,280)	2.80	—	(279,898)	1.63
Forfeited	(150,000)	2.31	—	—	—
Canceled(2)	(884,882)	8.03	—	—	—

Balance October 27, 2012	5,348,689	$5.84	3.6	82,546	$6.35
Exercisable October 27, 2012	4,108,689	$6.89	2.2	82,546	$6.35

(1)	Other Share Awards include deferred shares granted to Directors and restricted stock units issued to employees.
(2)	Cancelled options are primarily comprised of expired options.

As of October 27, 2012, the intrinsic value of stock awards outstanding was $2.0 million and exercisable was $399,000.

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

The measurement date for the SERP and Director Retirement Plan is each fiscal year end, using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended

	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

	(in thousands)		(in thousands)
Service cost	$22	$37	$66	$111
Interest cost	159	168	477	504
Amortization of prior service cost	86	86	258	258
Amortization of net gain	—	(112)	—	(336)

Net periodic pension cost	$267	$179	$801	$537

During the thirty-nine weeks ended October 27, 2012, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $48,000 in benefits relating to the Director Retirement Plan during Fiscal 2012.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $64.4 million as of October 27, 2012. As of October 27, 2012, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had $ 645,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the thirty-nine weeks ended October 27, 2012.

As of October 29, 2011, the Company didn’t have any borrowings under the Amended Credit Facility and had $1.2 million in outstanding letter of credit obligations. The Company did not have any borrowings during Fiscal 2011.

Note 7. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive (loss) income was equal to the net income (loss) for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

	(in thousands)		(in thousands)
Cost of sales	$122	$133	$372	$406
Selling, general and administrative expenses	948	1,345	2,774	4,666

Total	$1,070	$1,478	$3,146	$5,072

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

For all periods presented, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Weighted average shares includes vested deferred share awards not yet issued and outstanding of approximately 82,000 shares.

Note 10. Subsequent Events

On November 27, 2012, Record Town, Inc., a New York corporation and wholly-owned subsidiary of Trans World Entertainment Corporation completed the sale of real property owned by Record Town, Inc. in Miami, Florida to 501 Collins Owner, LLC. Record Town, Inc. received approximately $30.0 million in cash at closing as consideration. The Company expects to recognize a gain of over $20 million before taxes on the sale of the property.

On November 27, 2012, Trans World Entertainment Corporation, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the Amended and Restated Credit Agreement, dated April 15, 2010, entered into a Consent pursuant to which the Administrative Agent and certain required lenders agreed to consent to the use of a portion of the proceeds received from the sale of real property owned by Record Town, Inc. to pay a special cash dividend.

On November 27, 2012, our board of directors declared a special cash dividend of $0.47 per common share, payable Wednesday, December 26, 2012, to shareholders of record at the close of business on Monday, December 10, 2012. The ex-dividend date will be the close of business on December 6, 2012. The total special dividend payout is estimated to be $15 million.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 27, 2012 and October 29, 2011

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the video, music and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

At October 27, 2012, the Company operated 376 stores totaling approximately 2.3 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s stores offer predominantly entertainment products, including video and music. In total, these two categories represented 77% of the Company’s sales for the thirty-nine weeks ended October 27, 2012. The balance of categories, including electronics, trend, video games and related products represented 23% of the Company’s sales for the thirty-nine weeks ended October 27, 2012.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 27, 2012
Compared to the Thirteen and Thirty-nine Weeks Ended October 29, 2011

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Thirty-nine weeks ended

	October 27, 2012	October 29, 2011	Change	%	Comp Store Sales	October 27, 2012	October 29, 2011	Change	%	Comp Store Sales

	(in thousands, except store count)					(in thousands, except store count)

Net sales	$91,769	$109,996	$(18,227)	(16.6%)	(2%)	$295,094	$349,483	$(54,389)	(15.6%)	0%
As a % of sales
Home Video	45.4%	42.5%			6%	44.1%	41.9%			6%
Music	30.9%	34.6%			(14%)	32.6%	36.2%			(12%)
Electronics	9.6%	9.2%			2%	10.2%	9.1%			10%
Trend	9.8%	8.8%			10%	8.8%	7.9%			13%
Video Games	4.3%	4.9%			(20%)	4.3%	4.9%			(14%)

Store Count:						376	440	(64)	(14.5%)
Total Square Footage						2,310	2,908	(598)	(20.6%)

Net sales. Net sales decreased 16.6% and 15.6% during the thirteen and thirty-nine weeks ended October 27, 2012, respectively, as compared to the same periods last year. The decline in sales for the thirteen and thirty-nine week periods resulted primarily from a decrease in ending store count of 14.5% and a decrease in square footage of 20.6%, as the Company has closed or relocated larger less productive stores. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales resulting from store closings.

Video:
Comparable store net sales in the video category increased 6% during the thirteen and thirty-nine weeks ended October 27, 2012. The increase for the quarter was driven by strong performance in our catalog business in both DVD and Blu-ray and strong new releases, including The Avengers and Hunger Games. The video category represented 45.4% of total net sales for the thirteen weeks ended October 27, 2012 compared to 42.5% in the comparable quarter last year.

According to Warner Brothers Home Video, industry sales were down 5% during the period corresponding to the Company’s third fiscal quarter.

Music:
Comparable store net sales in the music category decreased 14% and 12% during the thirteen and thirty-nine weeks ended October 27, 2012, respectively. The music category represented 30.9% of total net sales for the thirteen weeks ended October 27, 2012 compared to 34.6% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 16% during the period corresponding to the Company’s third fiscal quarter.

Electronics:
Comparable store sales in the electronics category increased 2% and 10% during the thirteen and thirty-nine weeks ended October 27, 2012, respectively. The increase was driven by expanded product lines and improved selection. Electronics sales represented 9.6% of total net sales for the thirteen weeks ended October 27, 2012 compared to 9.2% in the comparable quarter last year.

Trend:
Comparable store sales in the trend category increased 10% and 13% during the thirteen and thirty-nine weeks ended October 27, 2012, respectively. The increase was driven by expanded product lines and improved selection. Trend product represented 9.8% of total net sales for the thirteen weeks ended October 27, 2012 compared to 8.8% in the comparable quarter last year.

Video Games:
Comparable store sales for video games decreased 20% and 14% during the thirteen and thirty-nine weeks ended October 27, 2012, respectively. Currently, 106 stores, or 28% of the company’s stores carry games. Games sales represent 4.3% of total net sales for the thirteen weeks ended October 27, 2012 compared to 4.9% in the comparable quarter last year.

According to NPD Group, industry sales were down 24% during the period corresponding to the Company’s third fiscal quarter.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change			Thirty-nine weeks ended (in thousands)		Change

	October 27, 2012	October 29, 2011	$	%		October 27, 2012	October 29, 2011	$	%

Gross Profit	$34,737	$40,652	$(5,915)	(14.6%	)	$112,370	$128,933	$(16,563)	(12.8%	)

As a % of sales	37.9%	37.0%				38.1%	36.9%

Gross profit decreased 14.6% and 12.8% for the thirteen and thirty-nine weeks ended October 27, 2012 as compared to the comparable periods last year. The decline in gross profit is due to the decline in net sales. The decline in net sales was partially offset by a 90 and 120 basis point increase in the gross profit as a percentage of net sales due to higher margin rates in a majority of product categories in the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change			Thirty-nine weeks ended (in thousands)		Change

	October 27, 2012	October 29, 2011	$	%		October 27, 2012	October 29, 2011	$	%

SG&A	$36,365	$44,394	$(8,029)	(18.1%	)	$111,702	$140,778	$(29,076)	(20.7%	)

As a % of sales	39.6%	40.4%				37.9%	40.3%

For the thirteen weeks ended October 27, 2012, SG&A expenses decreased $8.0 million, or 18.1% on the net sales decline of 16.6% resulting in an 80 basis point improvement in SG&A expenses as a percentage of net sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower occupancy expenses in ongoing stores and effective expense management.

For the thirty-nine weeks ended October 27, 2012, SG&A expenses decreased $29.1 million, or 20.7% on the net sales decline of 15.6% resulting in a 240 basis point improvement in SG&A expenses as a percentage of net sales. The decrease is primarily due to lower overhead expenses associated with the decrease in store count, lower occupancy expenses in ongoing stores and effective expense management.

Interest Expense, Net. Net interest expense was $513,000 and $1.8 million during the thirteen and thirty-nine weeks ended October 27, 2012, respectively, compared to $774,000 and $2.4 million during the thirteen and thirty-nine weeks ended October 29, 2011. The reduction in interest expense was due to the impact of the Second Amended Credit Facility signed in May.

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

For the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, the Company’s tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for this thirteen week period.

For the thirteen weeks ended October 29, 2011 the tax benefit associated with the quarter-specific items is primarily attributed to the net impact of the interest accrual related to uncertain tax positions and state taxes based on modified gross receipts incurred during this period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Thirty-nine weeks ended

(in thousands)	October 27, 2012	October 29, 2011	Change	October 27, 2012	October 29, 2011	Change

Loss before income tax	$(2,141)	$(4,516)	$2,375	$(1,137)	$(14,244)	$13,107
Income tax expense (benefit)	47	(5)	(52)	141	90	51

Net loss	$(2,188)	$(4,511)	$2,323	$(1,278)	$(14,334)	$13,056

For the thirteen weeks ended October 27, 2012, the Company’s net loss decreased $2.3 million to $2.2 million from a net loss of $4.5 million for the thirteen weeks ended October 29, 2011. The improvement in the net loss year over year was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

For the thirty-nine weeks ended October 27, 2012, the Company’s net loss decreased $13.1 million to $1.3 million from a net loss of $14.3 million for the thirty-nine weeks ended October 29, 2011. The increase was due to a higher gross margin percentage and a reduction in SG&A expenses partially offset by the decline in gross profit from lower sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2011, management carried out certain strategic initiatives in its efforts to reduce operating costs such as the elimination or curtailment of certain general and administrative expenses. Also, during the fourth quarter of Fiscal 2011, management closed 50 stores. Management has continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. An additional 15 stores closed in the thirty-nine weeks ended October 27, 2012. The Company will continue to evaluate its store base in consideration of lease terms, conditions and expirations, including considering new and relocated stores. The Company anticipates closing 50% fewer stores during the fourth quarter of 2012 than closed during the fourth quarter of 2011.

The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

On November 27, 2012, Record Town, Inc., a New York corporation and wholly-owned subsidiary of Trans World Entertainment Corporation completed the sale of real property owned by Record Town, Inc. in Miami, Florida to 501 Collins Owner, LLC. Record Town, Inc. received approximately $30.0 million in cash at closing as consideration. The Company expects to recognize a gain of over $20 million before taxes on the sale of the property.

On November 27, 2012, Trans World Entertainment Corporation, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the Amended and Restated Credit Agreement, dated April 15, 2010, entered into a consent pursuant to which the Administrative Agent and certain required lenders agreed to consent to the use of a portion of the proceeds received from the sale of real property owned by Record Town, Inc. to pay a special cash dividend.

On November 27, 2012, our board of directors declared a special cash dividend of $0.47 per common share, payable Wednesday, December 26, 2012, to shareholders of record at the close of business on Monday, December 10, 2012. The ex-dividend date will be the close of business on December 6, 2012. The total special dividend payout is estimated to be $15 million.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended October 27, 2012 and October 29, 2011, or at those dates:

	Thirty-nine weeks ended		Change

(in thousands)	October 27, 2012	October 29, 2011	$

Operating Cash Flows	$(24,386)	$(53,547)	$29,161
Investing Cash Flows	(1,965)	(1,638)	(327)
Financing Cash Flows	(2,232)	(1,010)	(1,222)

Cash and Cash Equivalents	59,932	19,017	40,915
Merchandise Inventory	178,332	223,528	(45,196)
Working Capital	162,565	146,816	15,749

The Company had cash and cash equivalents of $59.9 million at October 27, 2012, compared to $88.5 million at January 28, 2012 and $19.0 million at October 29, 2011. Merchandise inventory was $77 per square foot at October 27, 2012, the same level as October 29, 2011.

Cash used by operating activities was $24.4 million for the thirty-nine weeks ended October 27, 2012. The primary use of cash was a $28.1 million seasonal reduction of accounts payable, partially offset by a $13.0 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which consisted entirely of capital expenditures, was $2.0 million for the thirty-nine weeks ended October 27, 2012.

Cash used by financing activities was $2.2 million for the thirty-nine weeks ended October 27, 2012 for payments on long term debt and capital lease obligations. The Company paid off the remaining obligation of $1.7 million related to a mortgage loan on real estate during the thirty-nine weeks ended October 27, 2012.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $64.4 million as of October 27, 2012. As of October 27, 2012, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had $645,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the thirty-nine weeks ended October 27, 2012.

As of October 29, 2011, the Company didn’t have any borrowings under the Amended Credit Facility and had $1.2 million in outstanding letter of credit obligations. The Company did not have any borrowings during Fiscal 2011.

Capital Expenditures. During the thirty-nine weeks ended October 27, 2012, the Company made capital expenditures of $2.0 million. The Company plans to spend under $4.0 million for capital expenditures in fiscal 2012.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 27, 2012, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Item 6 - Exhibits

(A) Exhibits - Exhibit No.	Description

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 6, 2012	By: /s/ Robert J. Higgins

Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 6, 2012	By: /s/ John Anderson

John Anderson
Acting Chief Financial Officer
(Principal and Chief Accounting Officer)