Form 10-K
period 2013-02-02
TRANS WORLD ENTERTAINMENT CORP
filed 2013-04-18
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

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

Large accelerated filer ☐           Accelerated filer ☐        Non-accelerated filer ☐        Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

As of July 28, 2012, 31,455,004 shares of the Registrant’s Common Stock, excluding 25,102,990 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 28, 2012 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $51,222,703. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 46.4% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2013, there were 31,914,606 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s July 10, 2013 Annual Meeting of Shareholders to be filed on or about June 2, 2013	III

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

•	new product introductions (“hit releases”);	•	the Company’s level of debt and related restrictions and limitations;

•	accelerated declines in compact disc (“CD”) and DVD industry sales;	•	future cash flows;

•	highly competitive nature of the retail entertainment business;	•	availability of real estate;

•	new technology, including digital downloading;	•	vendor terms;

•	competitive pricing;	•	interest rate fluctuations;

•	current economic conditions;	•	adverse publicity;

•	dependence on key employees and the ability to hire new employees;	•	product liability claims, and
		•	change in laws.

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Record Town, Inc., through which our principal operations are conducted. The Company operates retail stores and three e-commerce sites and is one of the largest specialty retailers of entertainment products, including; video, music, electronics, trend, video games and related products in the United States.

Stores and Store Concepts

As of February 2, 2013, the Company operated 358 stores totaling approximately 2.2 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

Mall Stores

As of February 2, 2013, the Company operated 304 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

f.y.e. stores. The Company operated 290 traditional mall based stores. f.y.e. stores average about 5,800 square feet and carry a full complement of entertainment products, including video, music, electronics, trend, video games and related products.

Video only stores. The Company operated 14 video only stores, under the Suncoast Motion Pictures and Saturday Matinee brands. These stores specialize in the sale of video and related accessories. They are located in large, regional shopping malls and average about 2,500 square feet.

Freestanding Stores

As of February 2, 2013, the Company operated 54 freestanding stores predominantly under the f.y.e. brand. They carry a full complement of entertainment products, including video, music, electronics, trend, video games and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 9,300 square feet.

E-Commerce Sites

The Company operates three retail web sites including, www.fye.com, www.wherehouse.com and www.secondspin.com.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Video	43.8%	42.3%	43.7%
Music	30.9	34.2	35.5
Electronics	10.5	9.7	7.9
Trend	10.1	8.6	7.2
Video games	4.7	5.2	5.7
Total	100.0%	100.0%	100.0%

Business Environment

Based primarily on statistical information obtained from Warner Brothers Home Entertainment, Nielsen Sound Scan (“Soundscan”), and NPD; physical video, music and video game software and accessories represent an approximately $23 billion industry nationwide. Video, music and video game software and accessories accounted for approximately 79% of the Company’s net sales in Fiscal 2012 versus 82% of sales in Fiscal 2011.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales in 2012 were $8.2 billion compared to $8.6 billion in 2011, a decrease of 5%. Industry DVD retail sales decreased 9% in 2012 compared to 2011, while Blu-ray sales increased 9%.

According to statistical information from SoundScan, the total number of music albums sold, including CD and digital albums, decreased 5% to approximately 315 million units in 2012. Excluding digital albums, in Fiscal 2012, album sales decreased 14% from Fiscal 2011 to approximately 191 million units.

Competition

Physical media sales have suffered from the shift of content to digital distribution and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target), electronics superstores (e.g., Best Buy), and online retailers (e.g. Amazon) that offer entertainment products at discounted prices and collectively have gained a larger share of the market. As a result of such competition, the number of specialty and independent retailers has decreased dramatically due to their reliance on sales of physical product. The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products;

▪	Selection and assortment: the Company maintains a high in-stock position in a large assortment of products, particularly DVDs, Blu-ray and CDs and a compelling assortment of portable electronics, accessories and the latest entertainment trend products;

▪	Marketing: the Company uses email blasts, social networking, newspaper and radio and in-store visual displays to market to consumers;

▪	Customer service: the Company offers personalized customer service in its stores.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2012, the fourth quarter accounted for approximately 36% of annual net sales. The fourth quarter for Fiscal 2012 consisted of 14 weeks. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays including in-store signage and external banners. It uses a mass-media marketing program, including newspaper, radio, and television advertisements, as well as sending email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 500 suppliers. In Fiscal 2012, 63% of purchases were made from ten suppliers including EMI Music Distribution, Sony Music Entertainment, Warner Music Group, Universal Music Group Distribution, Fox Video Inc., Paramount Home Entertainment Inc., Walt Disney Studios Home Entertainment, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

Employees

As of February 2, 2013, the Company employed approximately 3,400 people, of whom approximately 1,300 were employed on a full-time basis. Others were employed on a part-time basis. The Company hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

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

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2012 (“Fiscal 2012”) year ended on February 2, 2013; Fiscal 2011 (“Fiscal 2011”) year ended on January 28, 2012; and Fiscal 2010 (“Fiscal 2010”) year ended on January 29, 2011. Fiscal 2012 consisted of 53 weeks. All other periods presented were 52 weeks.

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

Increased competition from existing retailers, including internet retailers, could adversely affect the Company’s results of operations.

The Company competes with a wide variety of entertainment retailers, including deep-discount retailers, mass merchandisers, consumer electronics outlets, internet retailers and independent operators, some of whom have greater financial and other resources than the Company and frequently sell their product at discounted prices or with added value.

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

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2012. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part, to the holiday selling season. The fourth quarter generated approximately 36% of our net sales for Fiscal 2012. Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The Company opened one new store in Fiscal 2012. Likewise, the Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

Our Chairman and Chief Executive Officer owns approximately 45.9% of the outstanding Common Stock. Therefore, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 45.9% of the outstanding Common Stock of the Company, as of March 31, 2013 and there are no limitations on his acquiring shares in the future. Accordingly, Mr. Higgins has significant influence over the election of our directors, the appointment of new management and the opposition of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of Mr. Higgins may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the company.

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

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the NASDAQ Global Market, as well as applicable employment laws. Additional legal and regulatory requirements increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

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

The Company’s stock price has experienced and could continue to experience volatility and could decline, resulting in a substantial loss on your investment.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for video and music related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $1.62 and $4.01 from January 31, 2011 to March 30, 2013. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of February 2, 2013, the Company operated 358 stores under operating leases, some of which have renewal options. The majority of the leases provide for the payment of fixed monthly rentals and expenses for; maintenance, property taxes and insurance, while others provide for the payment of monthly rentals based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2013	189	2017	14

2014	59	2018	4

2015	78	2019	1

2016	13

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 30, 2013, there were 422 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2011 through March 30, 2013.

	Closing Sales Prices

	High	Low
2011
1st Quarter	$1.94	$1.62
2nd Quarter	$2.11	$1.64
3rd Quarter	$2.22	$1.77
4th Quarter	$2.54	$1.98

2012
1st Quarter	$2.50	$2.12
2nd Quarter	$3.10	$2.20
3rd Quarter	$3.99	$3.00
4th Quarter	$3.90	$3.36

2013
1st Quarter (through
March 30, 2013)	$4.01	$3.36

On March 30, 2013, the last reported sale price on the Common Stock on the NASDAQ National Market was $3.87.

Dividend Policy: In the fourth quarter of Fiscal 2012, the Company declared and paid a special cash dividend of $0.47 per common share. This was a one-time special dividend and we cannot guarantee any future dividends. The declaration and payment of any future dividends will be at the sole discretion of the board of directors. We did not pay cash dividends in 2011. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended credit facility for the six months before or six months after the dividend payment. On November 27, 2012, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed to consent to the use of a portion of the proceeds received from the sale of real property owned by Record Town, Inc. to pay the special cash dividend.

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2008 through January 31, 2013 with the Nasdaq Index (U.S. Stocks) and with the Nasdaq National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2008, and that all dividends were reinvested.

	2008	2009	2010	2011	2012	2013
Trans World Entertainment Corporation	100	18	30	41	57	92
NASDAQ (U.S. Stocks)	100	63	92	117	125	143
NASDAQ Retail Trade Stocks	100	65	96	120	144	170
11

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statement of Operations and Balance Sheet data for the five fiscal years ended February 2, 2013 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 2, 2013 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	February 2,	January 28,	January 29,	January 30,	January 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$458,544	$542,589	$652,416	$813,988	$987,625
Cost of sales	286,422	344,435	433,036	552,327	656,730
Gross profit	172,122	198,154	219,380	261,661	330,895
Selling, general and administrative expenses	158,572	192,653	244,749	310,710	380,802
Gain on sale of asset	(22,750)	—	—	—	—
Asset impairment charges	—	—	1,973	3,643	15,158
Income (loss) from operations	36,300	5,501	(27,342)	(52,692)	(65,065)
Interest expense	2,384	3,429	3,557	2,910	4,098
Other income	(66)	(240)	(211)	(168)	(180)
Income (loss) before income taxes	33,982	2,312	(30,688)	(55,434)	(68,983)
Income tax expense (benefit) (1)	248	150	275	(12,985)	(28)
Net income (loss)	$33,734	$2,162	($30,963)	($42,449)	($68,955)

Basic earnings (loss) per share	$1.07	$0.07	($0.99)	($1.35)	($2.21)

Weighted average number of shares outstanding - basic	31,577	31,520	31,417	31,370	31,223

Diluted earnings (loss) per share	$1.06	$0.07	($0.99)	($1.35)	($2.21)

Weighted average number of shares – diluted	31,878	32,036	31,417	31,370	31,223

Cash dividend paid per share	$0.47	—	—	—	—

	Fiscal Year Ended
	February 2,	January 28,	January 29,	January 30,	January 31,
	2013	2012	2011	2010	2009
	($ and square footage in thousands, except store count data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$315,240	$313,120	$348,724	$394,566	$487,036
Current portion of long-term debt and capital lease obligations	936	1,503	1,363	1,974	3,748
Long-term obligations	2,004	4,009	5,511	6,874	8,844
Shareholders’ equity	$180,760	$161,846	$161,798	$193,353	$235,015

OPERATING DATA:
Store count (open at end of period):
Mall stores	304	324	376	449	549
Freestanding stores	54	66	84	108	163
Total stores	358	390	460	557	712

Comparable store sales decreases(1)	(1%)	(2%)	(4%)	(10%)	(11%)

Total square footage in operation (Year end)	2,209	2,562	3,149	3,794	4,560

Total square footage in operation (Average)	2,362	2,913	3,543	4,424	4,935

1.	A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.
12

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

As of February 2, 2013, the Company operated 358 stores totaling approximately 2.2 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. In Fiscal 2012, the Company’s net sales decreased as compared to Fiscal 2011 as a result of lower average store count and a decrease in comparable store sales. Comparable store sales decreased 1% during Fiscal 2012.

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

Improving Product Mix and Creating Value for our Customers

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement for our customers in our two core categories of video and music to drive additional traffic into the stores and improve customer conversion rates, while offering products in other categories to drive additional sales and broaden our customer base. In Fiscal 2012, the trend and electronics categories represented in aggregate 21% of the Company’s net sales and had an aggregate 11% comparable store sales increase as the Company continues to strengthen assortment in these categories.

Store Portfolio Evaluation

During Fiscal 2012 and Fiscal 2011, the Company closed 33 and 71 stores, respectively. The Company’s real estate strategy is to maintain our core group of profitable locations, while evaluating opportunities for new locations. The Company opened one store in each of Fiscal 2012 and Fiscal 2011. The Company expects to open additional new stores in the future while continuing to reduce the number of store closings.

The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will continue to close stores that do not meet our profitability goals, a process which could result in additional future asset impairments and store closure costs. Continued reduction in the number of stores would lower total sales and gross profit of the Company.

The Company believes that there is near-term opportunity in improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes Internet-based retailers and mass merchants. We believe a specialty retailer that can differentiate itself by offering a distinctive customer experience, and that can operate efficiently, will be better positioned to maintain or grow market share. Therefore, we remain dedicated to the operational improvement of our stores and offering our customers a rewarding shopping experience.

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

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales and Comparable Store Sales: The Company measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes net sales by store format and by product category.

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

Fiscal Year Ended February 2, 2013 (“Fiscal 2012”)

Compared to Fiscal Year Ended January 29, 2012 (“Fiscal 2011”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2012 vs. 2011
($ in thousands)	2012	2011	$	%
Net Sales	$458,544	$542,589	($84,045)	(15.5%)

The 15.5% net sales decline from prior year is due to a 13.9% decline in average stores in operation and a 1% decline in comparable store net sales. Stores closed in fiscal 2011 and fiscal 2012 recorded sales of $120 million in 2011. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales from store closings. Total product units sold in Fiscal 2012 decreased 12.7% and the average retail price for units sold decreased 3.4%.

Net sales by merchandise category for Fiscal 2012 and Fiscal 2011 were as follows:

($ in thousands)	2012	%	2011	%	Total % Net Sales	Comparable Store % Net
	Net Sales	Total	Net Sales	Total	Change	Sales Change

Video	200,842	43.8%	$229,256	42.3%	(12.4%)	4.0%
Music	141,690	30.9	185,305	34.2	(23.5)	(12.0)
Electronics	48,147	10.5	52,884	9.7	(9.0)	5.0
Trend	46,313	10.1	46,690	8.6	(0.8)	17.0
Video games	21,552	4.7	28,454	5.2	(24.3)	(15.0)
Total	$458,544	100.0%	$542,589	100.0%	(15.5%)	(1.0%)

Video

The Company’s stores offer a wide range of new and used DVDs and Blu-rays in a majority of its stores. Total net sales for Fiscal 2012 in the video category decreased 12.4% due to the lower average store count, partially offset by a 4% increase in comparable store sales. The video category increased as a percentage of the Company’s total net sales due to a comparable store sales increase compared to the total Company comparable store sales decline.

According to Warner Home Video, total video sales in the United States declined 5% during the period Fiscal 2012.

Music

The Company’s stores offer a wide range of new and used CDs and music DVDs across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 12% on a comparable store sale basis in Fiscal 2012.

Net sales of CDs represented approximately 95% of total net sales in the music category during Fiscal 2012. The Company’s annual CD unit sales decreased 23% in Fiscal 2012 due to the decrease in average store count and lower comparable store net sales. According to SoundScan, total CD unit sales in the United States declined 14% during the period corresponding with the Company’s Fiscal 2012 due primarily to a lack of hit product compared to the prior year.

Electronics

The Company’s stores offer a selection of complementary portable electronics and accessories to support our entertainment products. Total net sales in the electronics category increased 5% on a comparable store sales basis. During Fiscal 2012, the Company expanded its assortment and selection in the electronics category. Electronics represented 10.5% of the Company’s total net sales in Fiscal 2012 versus 9.7% in Fiscal 2011.

Trend

The Company’s stores offer a selection of trend and apparel products that relate to theatrical releases, music, and gaming. The trend category increased 17% on a comparable store sales basis. Trend represented 10.1% of the Company’s total net sales in Fiscal 2012 versus 8.6% in Fiscal 2011.

Video games

During Fiscal 2012, the Company offered video games in approximately 100 stores. Comparable net sales in the games category declined 15%.

According to NPD, industry wide video games sales were down 22% during the period corresponding with the Company’s Fiscal 2012.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2012 vs. 2011
	2012	2011	$	%
Gross Profit	$172,122	$198,154	($26,032)	(13.1%)
As a percentage of net sales	37.5%	36.5%

Gross margin improved 100 basis points due to higher gross margin across all product categories attributable to improved inventory management.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2012 vs. 2011
	2012	2011	$	%
Selling, general and administrative expenses	$158,572	$192,653	($34,081)	(17.7%)
As a percentage of net sales	34.6%	35.5%

The $34 million decrease in SG&A expenses is due to a $30 million reduction in store expenses arising from the Company operating an average of 13.9% fewer stores and lower operating expenses in the ongoing stores, as well as a $4 million reduction in corporate overhead expenses. SG&A as a percentage of net sales decreased 90 basis points from 35.5% in 2011 to 34.6% in 2012.

Gain on Sale of Asset. The Gain on Sale of Asset in Fiscal 2012 of $22.8 million was due to the sale of real property in Miami, Florida. See Note 3, “Gain on Sale of Asset ” in the Notes to the Consolidated Financial Statements for further discussion of the sale. We did not sell any assets during fiscal 2011.

Interest Expense. Interest expense in Fiscal 2012 was $2.4 million compared to $3.4 million in Fiscal 2011. The reduction in interest expense was due to lower costs associated with the Second Amended Credit Facility as compared to the Amended Credit Facility.

Other Income. Other income, which includes interest income, was $66,000 in Fiscal 2012 compared to $240,000 in Fiscal 2011.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2012 vs. 2011
	2012	2011	$
Income tax expense	$248	$150	$98
Effective tax rate	0.7%	6.5%

The Fiscal 2012 and 2011 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest. See Note 6 in the Notes to Consolidated Financial Statements for further detail.

Net income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2012 vs. 2011
	2012	2011	$
Net income	$33,734	$2,162	$31,572
Net income as a percentage of net sales	7.4%	0.4%

Net income for Fiscal 2012 increased by $31.5 million to $33.7 million, as compared to $2.2 million for Fiscal 2011, primarily due to the $22.8 million gain on the sale of assets, increased gross margin and a reduction in SG&A expenses.

Fiscal Year Ended January 28, 2012 (“Fiscal 2011”)

Compared to Fiscal Year Ended January 29, 2011 (“Fiscal 2010”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2011 vs. 2010
($ in thousands)	2011	2010	$	%
Net Sales	$542,589	$652,416	($109,827)	(16.8%)

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

Net sales by merchandise category for Fiscal 2011 and Fiscal 2010 were as follows:

($ in thousands)	2011	%	2010	%	Total % Net Sales	Comparable Store % Net
	Net Sales	Total	Net Sales	Total	Change	Sales Change

Video	$229,256	42.3%	$284,711	43.7%	(19.5%)	(4%)
Music	185,305	34.2	231,721	35.5	(20.0%)	(8%)
Electronics	52,884	9.7	51,632	7.9	2.4%	17%
Trend	46,690	8.6	47,062	7.2	(0.8%)	18%
Video games	28,454	5.2	37,290	5.7	(23.7%)	(11%)
Total	$542,589	100.0%	$652,416	100.0%	(16.8%)	(2%)

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

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2011 vs. 2010
	2011	2010	$	%
Gross Profit	$198,154	$219,380	($21,226)	(9.7%)
As a percentage of net sales	36.5%	33.6%

Gross margin improved 290 basis points due to higher gross margin across all product categories and the leveraging of distribution and freight expenses.

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2011 vs. 2010
	2011	2010	$	%
Selling, general and administrative expenses	$192,653	$244,749	($52,096)	(21.3%)
As a percentage of net sales	35.5%	37.5%

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

Interest Expense. Interest expense in Fiscal 2011 was $3.4 million compared to $3.6 million in Fiscal 2010.

Other Income. Other income, which includes interest income, was $240,000 in Fiscal 2011 compared to $211,000 in Fiscal 2010.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2011 vs. 2010
	2011	2010	$
Income tax expense	$150	$275	($125)
Effective tax rate	6.5%	0.9%

The Fiscal 2011 and 2010 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest.

Net income (Loss). The following table sets forth a year-over-year comparison of the Company’s net income (loss):

($ in thousands)			2011 vs. 2010
	2011	2010	$
Net income (loss)	$2,162	($30,963)	$33,125
Net income (loss) as a percentage of net sales	0.4%	(4.7%)

Net income for Fiscal 2011 increased by $33.1 million to $2.2 million, as compared to a net loss of $31.0 million for Fiscal 2010, primarily due to increased gross margin and a reduction in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing activities are expected to be comprised primarily of capital expenditures during fiscal 2013. Cash flows from financing activities are expected to be comprised primarily of payments on capital leases during Fiscal 2013. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three year summary of key components of cash flow and working capital:

($ in thousands)	2012	2011	2012 vs. 2011	2010	2011 vs. 2010
Operating Cash Flows	$35,633	$16,771	$18,862	$10,464	$6,307
Investing Cash Flows	25,706	(2,105)	27,811	(4,792)	2,687
Financing Cash Flows	(16,872)	(1,363)	15,509	(1,974)	612

Capital Expenditures	(3,351)	(2,105)	(1,246)	(2,944)	839

End of Period Balances:
Cash and Cash Equivalents	132,982	88,515	44,467	75,212	13,303
Merchandise Inventory	155,429	191,327	(35,898)	234,164	(42,831)
Working Capital	189,149	164,295	24,854	158,366	5,929
Inventory turns	1.6	1.6		1.7

During Fiscal 2012, cash flow from operations was $35.6 million primarily due to a $35.9 million decrease in merchandise inventory and net income of $11.0 million (excluding the impact of the one-time gain from the sales of real property) offset by a $13.7 million reduction in accounts payable. During Fiscal 2011, cash flow from operations was $16.8 million primarily due to a $42.8 million decrease in merchandise inventory and net income of $2.2 million offset by a $36.9 million reduction in accounts payable.

The Company monitors various statistics to measure its management of inventory, including inventory turn (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turn in Fiscal 2012 was 1.6 the same level as Fiscal 2011. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot was

$70 per square foot at the end of Fiscal 2012 as compared to $75 per square foot at the end of Fiscal 2011. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory was 51% as of February 2, 2013 compared with 49% as of January 28, 2012.

Cash provided by investing activities was $25.7 million in Fiscal 2012, compared to cash flows used by investing activities of $2.1 million in Fiscal 2011. During Fiscal 2012, cash provided by investing activities consisted of proceeds from the sale of real property of $29.1 million, partially offset by capital expenditures of $3.4 million. During Fiscal 2011, cash used in investing activities consisted of capital expenditures of $2.1 million. The Company’s capital expenditures in Fiscal 2012 consisted primarily of the expenditures for store improvements and investments in information technology improvements.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash flow from operations. The Company anticipates capital spending of approximately $10.0 million in Fiscal 2013 as the Company invests in strategic initiatives, including investments in our store base.

Cash used in financing activities was $16.9 million in Fiscal 2012, compared to $1.4 million in Fiscal 2011. In Fiscal 2012, the primary uses of cash were payment of a special dividend of $14.9 million and payments of long-term debt and capital lease obligations of $1.7 million and $824,000, respectively. During Fiscal 2012, the Company paid off the remaining obligation of $1.7 million related to a mortgage loan on real estate. In Fiscal 2011, the primary uses of cash were payments of long-term debt and capital lease obligations of $640,000 and $723,000, respectively.

In May 2012, the Company entered into a $75 million credit facility (“Second Amended Credit Facility”) which amended its previous $100 million credit facility (“Amended Credit Facility”). As part of the amendment, the Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank was transferred from Bank of America to Wells Fargo. The principal amount of all outstanding loans under the Second Amended Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Second Amended Credit Facility. Payments of amounts due under the Second Amended Credit Facility are secured by the assets of the Company.

The Second Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Second Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Second Amended Credit Facility also contains other terms and conditions, including limitations on the payment of dividends and covenants around the number of store closings. It also changed the formula for interest rates. The Company is compliant with all covenants.

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

As of February 2, 2013, the Company did not have any borrowings and had $0.4 million in outstanding letter of credit obligations under the Second Amended Credit Facility with Wells Fargo. During Fiscal 2012 and Fiscal 2011, the Company did not have any borrowings under the Second Amended Credit Facility or Amended Credit Facility. As of January 28, 2012, the Company did not have any borrowings and had $0.3 million in outstanding letter of credit obligations under the Amended Credit Facility with Bank of America, N.A. The Company had $54 million and $69 million available for borrowing as of February 2, 2013 and January 28, 2012, respectively. Interest expense in Fiscal 2012 was $2.4 million, of which $1.4 million was incurred for capital leases. Interest expense in Fiscal 2011 was $3.4 million, of which $1.4 million was incurred for capital leases.

Off Balance Sheet Arrangements. The Company has no off balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of February 2, 2013, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual		2014 -	2016 -	2018 and
Obligation	2013	2015	2017	Beyond	Total
$ in thousands
Operating lease and maintenance agreement obligations	31,053	26,186	6,754	1,228	65,221
Capital lease obligations	2,251	3,974	—	—	6,225
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities (2)	1,506	1,065	210	42	2,823
Pension benefits (3)	151	1,326	2,179	6,031	9,687
Total	34,961	32,551	9,143	7,301	83,956

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of February 2, 2013 is the long-term portion of deferred rent of $0.6 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $0.5 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)	In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 8 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). Total expense related to the Company’s matching contribution was approximately $0, $3,000 and $439,000 in Fiscal 2012, Fiscal 2011 and Fiscal 2010 respectively. The Company postponed its matching contribution effective March 1, 2011. Effective May 1, 2013, the Company will reinstate its matching contribution.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.3 million, $2.2 million and $2.2 million in Fiscal 2012, 2011 and 2010 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. During 2010, Mr. Higgins paid $0.8 million for principal and interest on his underlying indebtedness relating to the real property. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2012, 2011 and 2010. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. No contingent rental was paid in Fiscal 2012, 2011, and 2010. Total additional charges for the store were approximately $6,400, $6,900 and $6,800 in Fiscal 2012, 2011 and 2010 respectively.

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

Shrink expense, including obsolescence was $6.6 million, $5.8 million and $5.8 million, in Fiscal 2012, 2011 and 2010 respectively. As a rate to net sales, this equaled 1.4%, 1.1% and 1.2%, respectively. Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.3 million in additional charge or benefit to cost of sales, based on Fiscal 2012 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal 2012, Fiscal 2011 and Fiscal 2010 of $1.4 million, $1.7 million and $1.9 million, respectively.

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

If the Company determines that the carrying value of a long-lived asset may not be recoverable, it tests for impairment to determine if an impairment charge is needed. For the purpose of the asset impairment test, the Company has two asset groupings – corporate and store level assets. The Company did not record an asset impairment charge during Fiscal 2012 and Fiscal 2011. During Fiscal 2010, the Company recorded an asset impairment charge of $2.0 million, related to the write down of certain long-lived assets at underperforming locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.2 million, $0.3 million and $1.2 million in Fiscal 2012, 2011 and 2010, respectively, and is included in SG&A expenses in the Consolidated Statement of Operations and loss on disposal of fixed assets in the Consolidated Statement of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the assets, are fully depreciated. There was no impairment of corporate level assets in Fiscal 2012, Fiscal 2011 and Fiscal 2010.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets as of February 2, 2013. During Fiscal 2013 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets at a level deemed appropriate by management.

Accounting for Gift Card Liability: The Company sells gift cards that are redeemable only for merchandise and have no expiration date. The Company adjusts card liability when either customers redeem cards, at which point the Company records revenue, or when the Company determines it does not have a legal obligation to remit unredeemed cards to the relevant jurisdictions and the likelihood of the cards being redeemed becomes remote, at which point the Company records breakage as a credit to SG&A expenses. The Company’s accounting for gift cards is based on estimating the Company’s liability for future card redemptions at the end of a reporting period. Estimated liability is equal to the most recent two years of unredeemed cards, plus an amount for outstanding cards that may possibly be redeemed for the cumulative look-back period, exclusive of the last two years. The Company’s ability to reasonably and reliably estimate the liability is based on historical redemption experience with gift cards and similar types of arrangements and the existence of a large volume of relatively homogeneous transactions. The Company’s estimate is not susceptible to significant external factors and the circumstances around gift card sales and redemptions have not changed significantly over time.

Recently Issued Accounting Pronouncements.

Effective June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. Effective with the first quarter of 2012, we have provided herein the required financial reporting presentation pursuant to ASU 2011-05.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU is effective for the first quarter of 2013.

There are no other recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

Incorporated herein by reference is the information appearing under the captions “Election of Directors” and “Compensation of Directors” in the Company’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2013.

(b) Identification of Executive Officers

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2013.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption “Report of the Compensation Committee” in the Company’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference is the information appearing under the captions “Report of the Compensation Committee” and “Principal Shareholders” in the Company’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2013.

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders under the caption “Report of the Compensation Committee” and is incorporated herein by reference. See Note 8 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued, as new shares, upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of February 2, 2013:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

Equity Compensation Plan Approved by Shareholders	4,756, 946	$6.33	2,589,820
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1)	Includes 93,037 deferred shares under which shares may be issued for no consideration.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information appearing under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2013.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the information appearing under the caption “Other Matters” in the Company’s definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after February 2, 2013.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 18, 2013	By: /s/ ROBERT J. HIGGINS
Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT J. HIGGINS	Chairman and Chief Executive Officer	April 18, 2013
(Robert J. Higgins)	(Principal Executive Officer)

/s/ JOHN ANDERSON	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	April 18, 2013
(John Anderson)

/s/ ISAAC KAUFMAN	Director	April 18, 2013
(Isaac Kaufman)

/s/ DR. JOSEPH G. MORONE	Director	April 18, 2013
(Dr. Joseph G. Morone)

/s/ ROBERT MARKS	Director	April 18, 2013
(ROBERT MARKS)

/s/ MICHAEL NAHL	Director	April 18, 2013
(MICHAEL NAHL)

/s/ MICHAEL B. SOLOW	Director	April 18, 2013
(Michael B. Solow)
28

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York
April 18, 2013

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share and share amounts)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,982	$88,515
Accounts receivable	4,015	6,673
Merchandise inventory	155,429	191,327
Prepaid expenses and other	5,350	1,940
Total current assets	297,776	288,455

FIXED ASSETS, net	9,057	16,651
OTHER ASSETS	8,407	8,014
TOTAL ASSETS	$315,240	$313,120

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$79,438	$93,141
Accrued expenses and other current liabilities	14,789	17,112
Accrued incentives	7,667	6,124
Deferred revenue	5,797	6,280
Current portion of long-term debt	—	680
Current portion of capital lease obligations	936	823
Total current liabilities	108,627	124,160

LONG –TERM DEBT, less current portion	—	1,068
CAPITAL LEASE OBLIGATIONS, less current portion	2,004	2,941
OTHER LONG-TERM LIABILITIES	23,849	23,105
TOTAL LIABILITIES	134,480	151,274

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 56,728,146 shares and 56,557,519 shares issued, respectively)	567	566
Additional paid-in capital	309,451	308,791
Treasury stock at cost (25,102,990 shares )	(217,555)	(217,555)
Accumulated other comprehensive loss	(2,774)	(2,157)
Retained earnings	91,071	72,201
TOTAL SHAREHOLDERS’ EQUITY	180,760	161,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$315,240	$313,120

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$458,544	$542,589	$652,416
Cost of sales	286,422	344,435	433,036
Gross profit	172,122	198,154	219,380
Selling, general and administrative expenses	158,572	192,653	244,749
Gain on sale of asset	(22,750)	—	—
Asset impairment charges	—	—	1,973
Income (loss) from operations	36,300	5,501	(27,342)
Interest expense	2,384	3,429	3,557
Other income	(66)	(240)	(211)
Income (loss) before income taxes	33,982	2,312	(30,688)
Income tax expense	248	150	275
NET INCOME (LOSS)	$33,734	$2,162	($30,963)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$1.07	$0.07	($0.99)

Weighted average number of common shares outstanding – basic	31,577	31,520	31,417

Diluted income (loss) per share	$1.06	$0.07	($0.99)

Weighted average number of common shares outstanding – diluted	31,878	32,036	31,417

Cash dividend paid per share	$0.47	—	—

See Accompanying Notes to Consolidated Financial Statements.

F-4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income (loss)	$33,734	$2,162	($30,963)
Pension loss adjustment	(617)	(2,573)	(1,102)
Comprehensive income (loss)	$33,117	($411)	($32,065)

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity
Balance as of January 30, 2010	56,498	$565	$307,823	(25,103)	($217,555)	$1,518	$101,002	$193,353
Net loss	—	—	—	—	—	—	(30,963)	(30,963)
Pension loss adjustment	—	—	—	—	—	(1,102)	—	(1,102)
Stock compensation	—	—	350	—	—	—	—	350
Issuance of stock to Directors	29	—	160	—	—	—	—	160
Balance as of January 29, 2011	56,527	$565	$308,333	(25,103)	($217,555)	$416	$70,039	$161,798
Net income	—	—	—	—	—	—	2,162	2,162
Pension loss adjustment	—	—	—	—	—	(2,573)	—	(2,573)
Stock compensation	—	—	298	—	—	—	—	298
Issuance of stock to Directors	30	1	160	—	—	—	—	161
Balance as of January 28, 2012	56,557	$566	$308,791	(25,103)	($217,555)	($2,157)	$72,201	$161,846
Net income	—	—	—	—	—	—	33,734	33,734
Pension loss adjustment	—	—	—	—	—	(617)	—	(617)
Stock compensation	—	—	97	—	—	—	—	97
Exercise of equity grants	171	1	563	—	—	—	—	564
Cash dividends paid	—	—	—	—	—	—	(14,864)	(14,864)
Balance as of February 2, 2013	56,728	$567	$309,451	(25,103)	($217,555)	($2,774)	$91,071	$180,760

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
OPERATING ACTIVITIES:
Net income (loss)	$33,734	$2,162	($30,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets	4,437	6,630	12,197
Asset impairment charges	—	—	1,973
Amortization of lease valuations, net	138	264	(39)
Long term incentive compensation	97	312	631
Loss on disposal of fixed assets	151	302	1,204
Gain on sale of asset	(22,750)	—	—
Gain on bargain purchase	—	—	(95)
Increase in cash surrender value	(668)	(143)	(832)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,658	(1,425)	(743)
Merchandise inventory	35,898	42,837	34,891
Prepaid expenses and other	(3,632)	1,197	7,420
Other assets	137	1,264	(1,444)
Accounts payable	(13,703)	(36,866)	(542)
Accrued expenses, accrued incentives, deferred revenue and other current liabilities	(1,608)	(936)	(12,230)
Other long-term liabilities	744	1,173	(964)
Net cash provided by operating activities	35,633	16,771	10,464

INVESTING ACTIVITIES:
Purchases of fixed assets	(3,351)	(2,105)	(2,944)
Proceeds from sale of asset	29,057	—	—
Acquisition of business, net of cash received	—	—	(1,848)
Net cash provided by (used in) investing activities	25,706	(2,105)	(4,792)

FINANCING ACTIVITIES:
Cash dividends paid	(14,864)	—	—
Exercise of long term equity awards	564	—	—
Payments of long-term debt	(1,748)	(640)	(602)
Payments of capital lease obligations	(824)	(723)	(1,372)
Net cash used in financing activities	(16,872)	(1,363)	(1,974)

Net increase in cash and cash equivalents	44,467	13,303	3,698
Cash and cash equivalents, beginning of year	88,515	75,212	71,514
Cash and cash equivalents, end of year	$132,982	$88,515	$75,212
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$2,408	$3,206	$3,595

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com and www.secondspin.com in a single industry segment. As of February 2, 2013, the Company operated 358 stores totaling approximately 2.2 million square feet in the United States, the District of Columbia, the Commonwealth of Puerto Rico and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. Management continued many of the initiatives begun in 2011, as part of the execution of its operating plan for 2012; including a focus on the operation of a core base of stores, improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s store in consideration of lease terms, conditions and expirations, including considering new and relocated stores.

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

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2012, 2011, and 2010 ended February 2, 2013, January 28, 2012, and January 29, 2011, respectively. Fiscal 2012 had 53 weeks and 2011 and 2010 had 52 weeks. The 53rd week in Fiscal 2012 contributed less than 2% to net sales.

Concentration of Business Risks: The Company purchases inventory from approximately 500 suppliers. In Fiscal 2012, 63% of purchases were made from ten suppliers including EMI Music Distribution, Sony Music Entertainment, Warner Music Group, Universal Music Group Distribution, Fox Video Inc., Paramount Home Entertainment Inc., Walt Disney Studios Home Entertainment, Warner Home Entertainment, Universal Studios Home Entertainment and Sony Pictures Home Entertainment. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the Company has two asset groupings – corporate and store level assets.

The Company did not recognize an impairment expense during Fiscal 2012 and Fiscal 2011. During Fiscal 2010, the Company recorded an asset impairment charge of $2.0 million related to the write down of certain long-lived assets at underperforming store locations. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.2 million, $0.3 million and $1.2 million in Fiscal 2012, 2011 and 2010, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print, radio and television advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $4.1 million, $4.8 million, and $8.9 million in Fiscal 2012, 2011, and 2010, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $4.0 million, $4.8 million, and $8.8 million in Fiscal 2012, 2011, and 2010, respectively.

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

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $4.5 million and $5.5 million at the end of Fiscal 2012 and 2011, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2012, 2011 and 2010 in the amount of $1.0 million, $1.7 million and $2.1 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

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

Stock-Based Compensation: Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option’s requisite service period. The Company recognizes compensation expense based on estimated grant date fair value using the Black‑Scholes option‑pricing model. Tax benefits, if any, resulting from tax deductions in excess of the compensation cost recognized for those options are to be classified and reported as both an operating cash outflow and financing cash inflow.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and pension loss adjustment.

Income (Loss) Per Share: Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2012	2011	2010
	(in thousands)
Weighted average common shares outstanding – basic	31,577	31,520	31,417
Dilutive effect of outstanding stock awards	301	516	—
Weighted average common shares outstanding – diluted	31,878	32,036	31,417

Antidilutive stock awards	4,541	5,007	4,817

As the Company recorded a net loss during Fiscal 2010, the impact of all outstanding stock awards was not considered as such impact would be antidilutive.

Fair Value of Financial Instruments: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies. For all applicable periods, the carrying value of the Company’s long-term debt including current portion, approximates fair value based on estimated discounted future cash flows for remaining maturities and rates currently offered to the Company for similar debt instruments.

Segment Information: The Company has one reportable segment.

Note 2. Fixed Assets

Fixed assets consist of the following:

	February 2,	January 28,
	2013	2012
	($ in thousands)
Buildings and improvements	$9,938	$17,288
Fixtures and equipment	117,874	118,334
Leasehold improvements	31,346	30,943
Fixed assets	159,158	166,565
Allowances for depreciation and amortization	(150,101)	(149,914)
Fixed assets, net	$9,057	$16,651

Depreciation of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year
	2012	2011	2010
	($ in thousands)
Cost of sales	$496	$536	$1,143
Selling, general and administrative expenses	3,941	6,094	11,054
Total	$4,437	$6,630	$12,197

Depreciation expense related to the Company’s distribution center facility and related equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 3. Gain on Sale of Asset

During Fiscal 2012, the Company sold real property in Miami, Florida. The Company received proceeds of $29.1 million from the sale. The Company recorded a gain on the sale of $22.8 million, net of the carrying cost of the asset and fees related to the sale.

Note 4. Impairment of Long-Lived Assets

During Fiscal 2010, the Company concluded, based on a significant decline in sales and earnings during the fourth quarter of that year, that triggering events had occurred requiring a test of long-lived assets for impairment at its retail stores and consolidated subsidiaries. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of the period, resulting in the recording of an asset impairment charge of $2.0 million. Estimated fair values for long-lived assets at these locations, including store fixtures and equipment and leasehold improvements, were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store operating plans and were discounted at a rate approximating the Company’s cost of capital without reference to market transactions. Management believes its assumptions were reasonable and consistently applied. The Company did not recognize an impairment charge during Fiscal 2012 and Fiscal 2011.

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

Second Amended Credit Facility

In May 2012, the Company entered into a $75 million credit facility (“Second Amended Credit Facility”) which amended the Amended Credit Facility. As part of the amendment, the Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank was transferred from Bank of America to Wells Fargo. The principal amount of all outstanding loans under the Second Amended Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Second Amended Credit Facility. Payments of amounts due under the Second Amended Credit Facility are secured by the assets of the Company.

The Second Amended Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Second Amended Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Second Amended Credit Facility also contains other terms and conditions, including limitations on the payment of dividends and covenants around the number of store closings. It also changed the formula for interest rates. The Company is compliant with all covenants.

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

As of February 2, 2013 and January 28, 2012, the Company did not have any borrowings under the Second Amended Credit Facility or the Amended Credit Facility. During Fiscal 2012 and Fiscal 2011, the Company did not have any borrowings under the Second Amended Credit Facility or the Amended Credit Facility. During Fiscal 2010, the highest aggregate balance outstanding under the revolving credit facility was $32.9 million. As of February 2, 2013 and January 28, 2012, the Company had $0.3 million of outstanding letter of credit obligations under the

Second Amended and the Amended Credit Facility. The Company had $54 million and $69 million available for borrowing as of February 2, 2013 and January 28, 2012, respectively.

Mortgage Loan

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. During Fiscal 2012, the Company prepaid the remaining obligation on the mortgage loan. No future obligation exists.

Note 6. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2012	2011	2010
	($ in thousands)
Federal – current	$18	($15)	$30
State – current	230	165	245
Deferred	—	—	—
Income tax expense	$248	$150	$275

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	0.5%	4.6%	(0.5%)
Change in valuation allowance	(34.3%)	(32.8%)	(35.7%)
Cash surrender value – insurance/ benefit programs	(0.6%)	(1.1%)	0.8%
Other	0.1%	0.8%	(0.5%)
Effective income tax rate	0.7%	6.5%	(0.9%)

The Other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization and graduated tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	February 2,	January 28,
	2013	2012
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$999	$1,120
Inventory	278	601
Retirement and compensation related accruals	10,290	9,058
Fixed assets	10,374	13,996
Federal and state net operating loss and credit carryforwards	74,642	83,849
Real estate leases, including deferred rent	2,299	3,117
Losses on investments	1,221	1,623
Goodwill	1,160	2,018
Other	926	913
Gross deferred tax assets before valuation allowance	102,189	116,295
Less: valuation allowance	(102,189)	(116,295)
Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—
F-13

The Company has a net operating loss carryforward of $153.4 million for federal income tax purposes and approximately $266 million for state income tax purposes as of the end of Fiscal 2012 that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of February 2, 2013, the valuation allowance decreased to $102.2 million from $116.3 million at January 28, 2012. The reduction in the Company’s deferred tax assets was caused primarily by the utilization of federal and state net operating loss carryforwards to absorb the taxable gain realized on the gain on sale of asset (see Note 3. in the Notes to the Consolidated Financial Statements). The valuation allowance equal to the gross deferred tax assets is consistent with the Company’s decision to record a full valuation allowance against deferred tax assets that have been recorded in the normal course of business, as described above. Management will continue to assess the valuation allowance against the gross deferred assets.

During Fiscal 2012, Fiscal 2011 and Fiscal 2010 the Company paid income taxes, net of refunds, of approximately $0.1 million, $0.1 million and $0.2 million, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
	($ in thousands)
Unrecognized tax benefits at beginning of the year	$2,078	$2,308	$2,360
Increases in tax positions from prior years	—	—	29
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	—	(230)	(81)
Unrecognized tax benefits at end of the year	$2,078	$2,078	$2,308

As of February 2, 2013, the Company had $2.1 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through Fiscal 2008.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statement of Operations. During Fiscal 2012, the Company accrued a provision for interest and penalties of $0.2 million. As of February 2, 2013, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.4 million, including accrued interest and penalties of $1.6 million.

Note 7. Leases

Leases - lessee

As more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements from its Chairman, Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	February 2,	January 28,
	2013	2012
	($ in thousands)
Buildings	$9,342	$9,342
Allowances for depreciation and amortization	(7,591)	(7,259)
	$1,751	$2,083

At February 2, 2013, the Company leased 358 stores under operating leases, many of which contain renewal options, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume.

Net rental expense was as follows:

	Fiscal Year
	2012	2011	2010
	($ in thousands)
Minimum rentals	$39,591	$50,064	$64,353
Contingent rentals	43	91	204
	$39,634	$50,155	$64,557

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at February 2, 2013 are as follows:

	Operating	Capital
	Leases	Leases
	($ in thousands)
2013	31,053	2,251
2014	16,249	2,251
2015	9,937	1,723
2016	4,131	—
2017	2,623	—
Thereafter	1,228	—
Total minimum payments required	$65,221	$6,225
Less: amounts representing interest		(3,285)
Present value of minimum lease payments		2,940
Less: current portion		936
Long-term capital lease obligations		$2,004

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During Fiscal 2012, minimum rent payments based on a store’s sales volume were $1.4 million.

Note 8. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. As of March 1, 2011, the Company suspended its matching contribution. Prior to termination of the Company’s matching contribution, participant vesting of the Company’s matching and profit sharing contribution was based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years. Total expense related to the Company’s matching contribution was approximately $0, $3,000 and $439,000 in Fiscal 2012, 2011 and 2010, respectively. Effective May 1, 2013, the Company will reinstate its matching contribution.

Stock Award Plans

The Company has five employee stock award plans, the 1994 Stock Option Plan, the 1998 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive and Share Award Plan (the “New Plan”). Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans.

Equity awards authorized for issuance under the Old Plans, New Plan and 1990 Plan total 20.6 million. As of February 2, 2013, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 4.8 million were granted and are outstanding, 4.1 million of which were vested and exercisable. Shares available for future grants of options and other share based awards at February 2, 2013 and January 28, 2012 were 2.6 million and 2.2 million, respectively.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.1 million, $0.3 million and $0.6 million. For Fiscal 2012, Fiscal 2011 and Fiscal 2010 the related total deferred tax benefit was $0. As of February 2, 2013, there was $0.5 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.4 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2012	2011	2010
Dividend yield	0%	0%	0%
Expected volatility	68.5%-76.8%	69.9%-75.4%	76.4%-81.9%
Risk-free interest rate	0.69%-0.98%	1.42%-2.81%	1.99%-2.13%
Expected option life in years	4.92-6.98	4.92-6.98	4.03-5.45
Weighted average fair value per share of options granted during the year	$1.70	$1.27	$1.33

The following table summarizes information about stock option awards outstanding under the Old Plans, New Plan and 1990 Plan as of February 2, 2013:

	Outstanding				Exercisable
			Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Exercise		Remaining	Exercise	Intrinsic		Exercise	Intrinsic
Price Range	Shares	Life	Price	Value	Shares	Price	Value
$0.98-$2.66	777,500	6.6	$2.06	$1,104,050	256,250	$2.00	$379,250
2.67-5.33	2,102,964	1.8	4.04	—	1,962,964	4.12	—
5.34-8.00	260,550	4.2	5.56	—	260,550	5.56	—
8.01-10.67	815,400	1.2	10.31	—	815,400	10.31	—
10.68-13.33	—	—	—	—	—	—	—
13.34-16.00	707,495	2.2	14.32	—	707,495	14.32	—
Total	4,663,909	2.7	$6.45	$1,104,050	4,002,659	$7.14	$379,250

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $3.48 as of February 1, 2013, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of	Stock Award	Weighted	Other	Weighted
	Shares Subject	Exercise Price	Average	Share	Average Grant
	To Option	Range Per Share	Exercise Price	Awards (1)	Date Value
Balance January 30, 2010	7,109,675	$0.98-$14.32	$7.91	660,065	$2.34
Granted	1,000,000	1.67-2.11	2.07	279,898	2.22
Exercised	—	—	—	(109,364)	3.03
Forfeited	(107,000)	5.32-6.43	5.51	(357,879)	2.18
Canceled	(1,315,617)	3.50-14.32	9.32	(279,898)	1.53
Balance January 29, 2011	6,687,058	$0.98-$14.32	$6.80	192,822	$4.19
Granted	310,000	1.73-2.31	2.02	279,898	1.63
Exercised	—	—	—	(110,276)	2.57
Forfeited	(12,925)	1.16-5.50	2.99	—	0.00
Canceled	(857,282)	3.50-14.32	8.82	—	0.00
Balance January 28, 2012	6,126,851	$0.98-$14.32	$6.28	362,444	$2.71
Granted	305,000	2.53-3.05	2.76	10,491	3.53
Exercised	(174,250)	0.98-3.50	3.31	(279,898)	1.63
Forfeited	(703,750)	0.98-2.31	2.15	—	0.00
Canceled	(889,942)	3.50-14.32	8.03	—	0.00
Balance February 2, 2013	4,663,909	$0.98-$14.32	$6.45	93,037	$6.04

(1)	Other Share Awards include deferred shares granted to Directors.
F-17

During Fiscal 2012, 2011 and 2010, the Company recognized expenses of approximately $0, $13,000 and $74,000, respectively, for deferred shares issued to non-employee directors.

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

For Fiscal 2012, Fiscal 2011 and Fiscal 2010, net periodic benefit cost recognized under both plans totaled approximately $1.1 million, $0.7 million, and $0.4 million, respectively. The accrued pension liability for both plans was approximately $18.0 million and $16.0 million at February 2, 2013 and January 28, 2012, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was approximately $17.4 million and $15.7 million as of February 2, 2013 and January 28, 2012, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:
($ in thousands)	February 2,	January 28,
	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$16,021	$12,855
Service cost	90	147
Interest cost	638	671
Actuarial (gain)/loss	199	2,468
Benefits paid	(121)	(120)
Plan change	758	—
Projected Benefit obligation at end of year	$17,585	$16,021

Fair value of plan assets at end of year	$—	$—

Funded status	($17,585)	($16,021)
Unrecognized prior service cost	2,021	1,605
Unrecognized net actuarial gain	(346)	(547)
Accrued benefit cost	($15,910)	($14,963)
F-18

Amounts recognized in the Consolidated Balance Sheets consist of:
($ in thousands)	February 2,	January 28,
	2013	2012
Current liability	($151)	($151)
Long term liability	(17,434)	(15,870)
Add: Accumulated other comprehensive loss	1,675	1,058
Net amount recognized	($15,910)	($14,963)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:
($ in thousands)
Net Periodic Benefit Cost:	Fiscal Year
	2012	2011	2010
Service cost	$90	$147	$133
Interest cost	637	671	653
Amortization of prior service cost	342	342	342
Amortization of net gain	(1)	(448)	(683)
Net periodic benefit cost	$1,068	$712	$445

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

The pre-tax components of accumulated other comprehensive income, which have not yet been recognized as components of net periodic benefit cost as of February 2, 2013, January 28, 2012 and January 29, 2011 and the tax effect are summarized below.

Net prior service cost recognized as a component of net periodic benefit cost	($342)	($342)	($342)
Net actuarial gain recognized as a component of net periodic benefit cost	1	448	683
Prior service cost arising during the period	758	—	—
Net actuarial loss arising during the period	200	2,467	761
	617	2,573	1,102
Income tax effect	—	—	—
Total recognized in other comprehensive loss	$617	$2,573	$1,102
Total recognized in net periodic benefit cost and other comprehensive loss	$1,685	$3,285	$1,547

($ in thousands)	February 2,	January 28,	January 29,
	2013	2012	2011
Net unrecognized actuarial gain	($346)	($547)	($3,462)
Net unrecognized prior service cost	2,021	1,605	1,947
Accumulated other comprehensive loss	$1,675	$1,058	(1,515)
Tax expense	1,099	1,099	1,099
Accumulated other comprehensive (income) loss	$2,774	$2,157	($416)

In Fiscal 2013, approximately $721,000 of net unrecognized prior service cost and approximately $2,300 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at February 2, 2013, will be recognized as components of net periodic benefit cost.

F-19

Assumptions:
	Fiscal Year
	2012	2011
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.75%	4.00%
Salary increase rate	4.00%	4.00%
Measurement date	Feb 2, 2013	Jan 28, 2012

	Fiscal Year
	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.00%	5.75%
Salary increase rate	4.00%	4.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2013	$ 151
2014	231
2015	1,095
2016	1,084
2017	1,095
2018 and thereafter	6,031

Note 9. Shareholders’ Equity

In the fourth quarter of Fiscal 2012, the Company declared and paid a special cash dividend of $0.47 per common share. No cash dividends were paid in 2011 or 2010. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually. On November 27, 2012, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed to consent to the use of a portion of the proceeds received from the sale of real property owned by Record Town, Inc. to pay the special cash dividend.

Note 10. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.3 million, $2.2 million and $2.2 million in Fiscal 2012, 2011 and 2010 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2012, 2011and 2010. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $6,400, $6,900 and $6,800 in Fiscal 2012, 2011 and 2010 respectively.

F-20

Note 11. Quarterly Financial Information (Unaudited)

	Fiscal 2012 Quarter Ended
	2012	February 2, 2013	October 27, 2012	July 28, 2012	April 28, 2012
	($ in thousands, except for per share amounts)
Net sales	$458,544	$163,449	$91,769	$91,038	$112,287
Gross profit	172,122	59,752	34,737	35,818	41,815
Net income (loss)	$33,734	$35,012	($2,188)	($1,886)	$2,796
Basic income (loss) per share	$1.07	$1.11	($0.07)	($0.06)	$0.09
Diluted income (loss) per share	$1.06	$1.09	($0.07)	($0.06)	$0.09

	Fiscal 2011 Quarter Ended
	2011	January 28, 2012	October 29, 2011	July 30, 2011	April 30, 2011
	($ in thousands, except for per share amounts)
Net sales	$542,589	$193,107	$109,996	$107,990	$131,496
Gross profit	198,154	69,221	40,653	39,991	48,289
Net income (loss)	$2,162	$16,496	($4,510)	($7,277)	($2,547)
Basic and diluted income (loss) per share	$0.07	$0.52	($0.14)	($0.23)	($0.08)

During the fourth quarter of Fiscal 2012, the Company recorded a gain on the sale of an asset of $22.8 million. See Note 3 in the Notes to Consolidated Financial Statements for further detail regarding the gain.

F-21

Index to Exhibits

Document Number and Description

Exhibit No.

3.1	Restated Certificate of Incorporation — incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation — incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation of - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.1	Credit Agreement dated January 5, 2006, between Trans World Entertainment Corporation and Bank of America N.A. - incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 10, 2006. Commission File No. 0-14818.

4.2	First Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2006. Commission File No. 0-14818.

4.3	Second Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 23, 2006. Commission File No. 0-14818.

4.4	Amended and Restated Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

4.5	First Amendment to Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated May 4, 2012– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 7, 2012. Commission File No. 0-14818.

4.6	Consent dated November 27, 2012, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2012. Commission File No. 0-14818.

10.1	Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 — incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

10.2	Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option — incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990. Commission File No. 0-14818.
F-22

10.3	Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant — incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.5	Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant, for additional office space at 38 Corporate Circle — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.6	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation 1994 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.8	Trans World Entertainment Corporation 1998 Stock Option Plan — incorporated herein by reference to Annex B to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation 1999 Stock Option Plan — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 7, 1998. Commission File No. 0-14818.

10.10	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.11	Trans World Entertainment Corporation 2002 Stock Option Plan — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 23, 2002. Commission File No. 0-14818.

10.12	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.13	Employment Agreement, dated as of December 26, 2008, between the Company and Robert J. Higgins. Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2008. Commission File No. 0-14818.

10.14	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.15	Trans World Entertainment Corporation Executive Officers Bonus Plan — incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 20, 2009. Commission File No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 18, 2013, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated April 18, 2013, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

**32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 18, 2013, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2013.

* Filed herewith

** Furnished herewith

F-23