Form 10-Q
period 2013-05-04
TRANS WORLD ENTERTAINMENT CORP
filed 2013-06-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 4, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

33,063,582 shares outstanding as of May 31, 2013

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,276	$132,982	$62,343
Merchandise inventory	153,519	155,429	176,227
Other current assets	10,528	9,365	7,673
Total current assets	275,323	297,776	246,243

NET FIXED ASSETS	8,961	9,057	15,681
OTHER ASSETS	8,589	8,407	8,006
TOTAL ASSETS	$292,873	$315,240	$269,930

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$51,608	$79,438	$52,163
Accrued expenses and other current liabilities	8,965	10,122	10,462
Accrued incentives	7,705	7,667	5,068
Deferred revenue	10,606	10,464	11,320
Current portion of capital lease obligations	967	936	850
Total current liabilities	79,851	108,627	79,863

LONG-TERM DEBT, less current portion	—	—	—
CAPITAL LEASE OBLIGATIONS, less current portion	1,750	2,004	2,718
OTHER LONG-TERM LIABILITIES	23,850	23,849	22,639
TOTAL LIABILITIES	105,451	134,480	105,220

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,166,572, 56,728,146 and 56,557,519 shares issued, respectively)	582	567	566
Additional paid-in capital	314,320	309,451	308,858
Treasury stock at cost (25,102,990 shares)	(217,555)	(217,555)	(217,555)
Accumulated other comprehensive loss	(2,594)	(2,774)	(2,157)
Retained earnings	92,669	91,071	74,998
TOTAL SHAREHOLDERS’ EQUITY	187,422	180,760	164,710
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$292,873	$315,240	$269,930

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$93,934	$112,287
Cost of sales	58,145	70,472
Gross profit	35,789	41,815
Selling, general and administrative expenses	33,659	38,201
Income from operations	2,130	3,614
Interest expense, net	484	770
Income before income tax expense	1,646	2,844
Income tax expense	48	47
Net income	$1,598	$2,797

BASIC AND DILUTED INCOME PER SHARE:
Basic income per share	$0.05	$0.09

Weighted average number of common shares outstanding – basic	32,287	31,535

Diluted income per share	$0.05	$0.09

Weighted average number of common shares outstanding – diluted	32,571	31,548

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$1,598	$2,797
Amortization of prior service cost	179	86
Comprehensive income	$1,777	$2,883

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net cash used by operating activities	$(25,320)	$(24,048)

Cash flows from investing activities:
Purchases of fixed assets	(949)	(180)
Net cash used by investing activities	(949)	(180)

Cash flows from financing activities:
Payments of long-term debt	—	(1,748)
Payments of capital lease obligations	(223)	(196)
Exercise of stock options	4,786	—
Net cash provided (used) by financing activities	4,563	(1,944)

Net decrease in cash and cash equivalents	(21,706)	(26,172)
Cash and cash equivalents, beginning of period	132,982	88,515
Cash and cash equivalents, end of period	$111,276	$62,343

Issuance of shares under deferred share plan	$50	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 4, 2013 and April 28, 2012

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of May 4, 2013, the Company operated 353 stores totaling approximately 2.2 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores. Management has continued many of the initiatives begun in 2012 as part of the execution of its operating plan for 2013, including a focus on improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. The Company opened 2 stores and closed 7 stores during the thirteen weeks ended May 4, 2013. The Company will continue the evaluation of its remaining stores profitability in consideration of lease terms, conditions and expirations.

Seasonality:

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2012, the fourth quarter accounted for approximately 36% of annual net sales. The fourth quarter of fiscal 2012 consisted of 14 weeks. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings, store closings and the performance of existing stores.

Note 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the first quarter of fiscal 2013, the Company recorded a prior period adjustment to the value of its inventory, which increased cost of sales and decreased gross margin by approximately $0.3 million. The cumulative effect of this adjustment is deemed immaterial. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 2, 2013 has been derived from the Company’s February 2, 2013 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 4, 2013 and April 28, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 2, 2013.

Note 3. Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU was effective for the first quarter of 2013 for the Company. The adoption of this guidance does not have a significant impact on the Company’s condensed consolidated financial statements.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012 was $99,000 and $67,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended May 4, 2013 and April 28, 2012.

As of May 4, 2013, there was approximately $0.5 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 1.8 years.

As of May 4, 2013, stock awards authorized for issuance under the Company’s plans total 20.6 million. There are certain authorized stock award plans for which the Company no longer grant awards. Of these awards authorized for issuance, 3.1 million were granted and are outstanding, 2.4 million of which were vested and exercisable. Awards available for future grants at May 4, 2013 were 2.7 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirteen weeks ended May 4, 2013:

Dividend yield	0%
Expected stock price volatility	75.2%
Risk-free interest rate	0.8%
Expected award life (in years)	5.1
Weighted average fair value per share of awards granted during the period	$2.13

The following table summarizes stock award activity during the thirteen weeks ended May 4, 2013:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value
Balance February 2, 2013	4,663,909	$6.45	2.7	93,037	$6.04
Granted	25,000	3.48	9.8	11,620	4.30
Exercised	(1,427,450)	3.35	—	(11,620)	4.30
Forfeited	(5,000)	1.79	—	—	—
Canceled	(240,189)	8.45	—	—	—
Balance May 4, 2013	3,016,270	$7.75	3.7	93,037	$6.04
Exercisable May 4, 2013	2,338,770	$9.31	2.4	93,037	$6.04

(1) Other Share Awards include deferred shares granted to Directors and restricted stock units issued to employees.

As of May 4, 2013, the intrinsic value of stock awards outstanding was $1.7 million and exercisable was $270,000.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	May 4, 2013	April 28, 2012
	(in thousands)
Service cost	$28	$22
Interest cost	164	159
Amortization of prior service cost	180	86
Amortization of net gain	(1)	—
Net periodic pension cost	$371	$267

During the thirteen weeks ended May 4, 2013, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $49,000 in benefits relating to the Director Retirement Plan during Fiscal 2013.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $53.0 million as of May 4, 2013. As of May 4, 2013, the Company did not have any borrowings outstanding under the Second Amended Credit Facility and had $378,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the thirteen weeks ended May 4, 2013.

As of April 28, 2012, the Company did not have any borrowings outstanding under the Amended Credit Facility and had $626,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the first quarter of 2012.

Note 7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income consists of net income and the reclassification of prior service costs previously reported in comprehensive income for the thirteen weeks ended May 4, 2013 and April 28, 2012.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Cost of sales	$124	$126
Selling, general and administrative expenses	824	941
Total	$948	$1,067

Note 9. Income Per Share

Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. It is computed by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 4, 2013	April 28, 2012
	(in thousands)
Weighted average common shares outstanding – basic	32,287	31,535
Dilutive effect of employee stock options	284	13
Weighted average common shares outstanding–diluted	32,571	31,548

Anti-dilutive stock options	2,396	5,956
12

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 4, 2013 and April 28, 2012

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

At May 4, 2013, the Company operated 353 stores totaling approximately 2.2 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 77% of the Company’s net sales for the thirteen weeks ended May 4, 2013. The balance of categories, including trend, electronics, video games and related products represented 23% of the Company’s net sales for the thirteen weeks ended May 4, 2013.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net sales and comparable store net sales: The Company measures and reports the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store net sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable store net sales through the month immediately preceding the month of closing. The Company further analyzes net sales by store format and by product category.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2013
Compared to the Thirteen Weeks Ended April 28, 2012

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012	Change	%	Comp Store Net Sales
	(in thousands, except store data)
Net sales	$93,934	$112,287	$(18,353)	(16.3%)	(6.6%)
As a % of sales
Video	46.9%	43.7%			0.3%
Music	30.1%	33.2%			(16.2%)
Electronics	9.1%	10.5%			(17.8%)
Trend	9.5%	7.9%			10.1%
Video Games	4.4%	4.7%			(6.9%)

Store Count:	353	379	(26)	(6.9%)

Net sales. Net sales decreased 16.3% during the thirteen weeks ended May 4, 2013, as compared to the same period last year. The decline in net sales for the thirteen week period resulted from a decrease in store count of 6.9% and a 6.6% decrease in comparable net sales. While the Company believes a meaningful amount of net sales from the closed stores was transferred to ongoing stores, there was a reduction of net sales resulting from store closings.

Video:

Comparable store net sales in the video category increased 0.3% during the thirteen weeks ended May 4, 2013. Video net sales for the quarter were driven by a strong performance in the Blu-ray category. The video category represented 46.9% of total net sales for the thirteen weeks ended May 4, 2013 compared to 43.7% in the comparable quarter last year.

According to Warner Brothers Home Video, industry sales were down 0.5% during the period corresponding to the Company’s first fiscal quarter.

Music:

Comparable store net sales in the music category decreased 16.2% during the thirteen weeks ended May 4, 2013. The music category represented 30.1% of total net sales for the thirteen weeks ended May 4, 2013 compared to 33.2% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 14% during the period corresponding to the Company’s first fiscal quarter.

Electronics:

Comparable store net sales in the electronics category decreased 17.8% during the thirteen weeks ended May 4, 2013. The decrease was primarily due to less year over year promotional activity in our headphone category. Electronics net sales represented 9.1% of total net sales for the thirteen weeks ended May 4, 2013 compared to 10.5% in the comparable quarter last year.

Trend:

Comparable store net sales in the trend category increased 10.1% during the thirteen weeks ended May 4, 2013. The increase was driven by expanded product lines and improved selection. Trend product represented 9.5% of total net sales for the thirteen weeks ended May 4, 2013 compared to 7.9% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games decreased 6.9% during the thirteen weeks ended May 4, 2013. Currently, 99 stores, or 28.0% of the Company’s stores carry games. According to NPD Group, industry sales were down 20% for the quarter. Video games net sales represent 4.4% of total net sales for the thirteen weeks ended May 4, 2013 compared to 4.7% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change
	May 4, 2013	April 28, 2012	$	%
Gross Profit	$35,789	$41,815	$(6,026)	(14.4%)

As a % of net sales	38.1%	37.2%

Gross profit decreased 14.4% for the thirteen weeks ended May 4, 2013 as compared to the comparable period last year. The decline in gross profit is due to the decline in net sales. The decline in net sales was partially offset by an increase in gross profit as a percentage of net sales due to higher margin rates in most product categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change
	May 4, 2013	April 28, 2012	$	%
SG&A	$33,659	$38,201	$(4,542)	(11.9%)

As a % of net sales	35.8%	34.0%
15

For the thirteen weeks ended May 4, 2013, SG&A expenses decreased $4.5 million, or 11.9% on the net sales decline of 16.3% resulting in a 180 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of net sales is primarily due to higher overhead expenses and loss of leverage on variable expense due to the sales decline.

Interest Expense, Net. Net interest expense was $484,000 during the thirteen weeks ended May 4, 2013, compared to $770,000 during the thirteen weeks ended April 28, 2012. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

Income Tax Expense. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. As of January, 2012, the Company had incurred a cumulative three-year loss. For the year ended February 2, 2013 the Company reported income before income taxes which included a large gain on sale of asset not expected to recur. Based on available objective evidence, management concluded that a full valuation allowance should be maintained against the Company’s deferred tax assets. A full valuation allowance continues to be recorded at May 4, 2013 against the Company’s deferred tax assets. If the Company continues its trend of pre-tax book income it believes that, based on consideration of all available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result during the next twelve months that a valuation allowance is no longer needed. The Company gives the most weight to the existence of cumulative losses in recent years in its evaluation of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable for the year ending February 1, 2014. The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of February 2, 2013, the Company had a net operating loss carryforward of $153.4 million for federal income tax purposes and approximately $266 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen week periods ended May 4, 2013 and April 28, 2012, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen week periods.

Net Income. The following table sets forth a period over period comparison of the Company’s net income:

	Thirteen weeks ended
	May 4, 2013	April 28, 2012	Change
		(in thousands)
Income before income tax	$1,646	$2,844	$(1,198)

Income tax expense	48	47	1
Net income	$1,598	$2,797	$(1,197)

For the thirteen weeks ended May 4, 2013, the Company’s net income decreased $1.2 million to $1.6 million from $2.8 million for the thirteen weeks ended April 28, 2012. The decrease was due to the decline in gross profit from lower net sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 to the condensed consolidated financial statements for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of net sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores. Management has continued many of the initiatives begun in 2012 as part of the execution of its operating plan for 2013, including a focus on improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. The Company opened 2 stores and closed 7 stores during the thirteen weeks ended May 4, 2013. The Company will continue its evaluation of the remaining stores profitability in consideration of lease terms, conditions and expirations.

Management anticipates that any future cash requirements due to a shortfall in cash from operations would be funded by the Company’s cash and cash equivalents on hand and its revolving credit facility, discussed hereafter. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 4, 2013 and April 28, 2012, or at those dates:

	Thirteen weeks ended		Change
(in thousands)	May 4, 2013	April 28, 2012	$
Operating Cash Flows	$(25,320)	$(24,048)	$(1,272)
Investing Cash Flows	(949)	(180)	(769)
Financing Cash Flows	4,563	(1,944)	6,507
Capital Expenditures	(949)	(180)	(769)

Cash and Cash Equivalents	111,276	62,343	48,933
Merchandise Inventory	153,519	176,227	(22,708)
Working Capital	195,472	166,380	29,092

The Company had cash and cash equivalents of $111.3 million at May 4, 2013, compared to $133.0 million at February 2, 2013 and $62.3 million at April 28, 2012. Merchandise inventory was $71 per square foot at May 4, 2013 versus $74 per square foot as of April 28, 2012.

Cash used by operating activities was $25.3 million for the thirteen weeks ended May 4, 2013. The primary use of cash was a $27.8 million seasonal reduction of accounts payable, partially offset by a $1.9 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $949,000 for the thirteen weeks ended May 4, 2013.

Cash provided by financing activities was $4.6 million for the thirteen weeks ended May 4, 2013 due to the exercise of stock options partially offset by payments on capital lease obligations.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $53.0 million as of May 4, 2013. As of May 4, 2013, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had $378,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the thirteen weeks ended May 4, 2013.

As of April 28, 2012, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $626,000 in outstanding letter of credit obligations. The Company did not have any borrowings during the first quarter of fiscal 2012.

Capital Expenditures. During the thirteen weeks ended May 4, 2013, the Company made capital expenditures of $949,000. The Company currently plans to spend approximately $10.0 million for capital expenditures in fiscal 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, income taxes and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended February 2, 2013 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since February 2, 2013.

Recently Issued Accounting Pronouncements:

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Second Amended Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Second Amended Credit Facility can be variable. Interest under the Second Amended Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Second Amended Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Second Amended Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 4, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 2, 2013.

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
21

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 13, 2013	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 13, 2013	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)