Form 10-Q
period 2013-08-03
TRANS WORLD ENTERTAINMENT CORP
filed 2013-09-12
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

33,147,441 shares outstanding as of August 3, 2013

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	August 3,	February 2,	July 28,
	2013	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,252	$132,982	$58,252
Merchandise inventory	151,451	155,429	161,972
Other current assets	11,611	9,365	7,737
Total current assets	258,314	297,776	227,961

NET FIXED ASSETS	11,654	9,057	15,368
OTHER ASSETS	8,794	8,407	8,402
TOTAL ASSETS	$278,762	$315,240	$251,731

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$50,309	$79,438	$41,496
Accrued expenses and other current liabilities	8,936	10,122	10,616
Accrued incentives	85	7,667	137
Deferred revenue	10,094	10,464	10,391
Current portion of capital lease obligations	999	936	878
Total current liabilities	70,423	108,627	63,518

CAPITAL LEASE OBLIGATIONS, less current portion	1,488	2,004	2,488
OTHER LONG-TERM LIABILITIES	24,468	23,849	22,840
TOTAL LIABILITIES	96,379	134,480	88,846

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,166,572, 56,728,146 and 56,557,994 shares issued, respectively)	582	567	566
Additional paid-in capital	314,394	309,451	308,920
Treasury stock at cost (25,520,605, 25,102,990 and 25,102,990 shares, respectively)	(220,308)	(217,555)	(217,555)
Accumulated other comprehensive loss	(2,416)	(2,774)	(2,157)
Retained earnings	90,131	91,071	73,111
TOTAL SHAREHOLDERS’ EQUITY	182,383	180,760	162,885
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$278,762	$315,240	$251,731

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012

Net sales	$80,768	$91,038	$174,702	$203,325
Cost of sales	48,754	55,220	106,899	125,692
Gross profit	32,014	35,818	67,803	77,633
Selling, general and administrative expenses	34,018	37,135	67,677	75,337
Income (loss) from operations	(2,004)	(1,317)	126	2,296
Interest expense, net	487	522	970	1,292
Income (loss) before income tax expense	(2,491)	(1,839)	(844)	1,004
Income tax expense	48	47	96	94
Net income (loss)	$(2,539)	$(1,886)	$(940)	$910

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$(0.08)	$(0.06)	$(0.03)	$0.03

Weighted average number of common shares outstanding – basic	33,147	31,537	32,717	31,537

Diluted income (loss) per share	$(0.08)	$(0.06)	$(0.03)	$0.03

Weighted average number of common shares outstanding – diluted	33,147	31,537	32,717	31,643

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012

Net income (loss)	$(2,539)	$(1,886)	$(940)	$910

Amortization of prior service cost	179	86	358	172

Comprehensive income (loss)	$(2,360)	$(1,800)	$(582)	$1,082

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	August 3,	July 28,
	2013	2012
Net cash used by operating activities	$(34,628)	$(27,169)

Cash flows from investing activities:
Purchases of fixed assets	(4,682)	(948)
Net cash used by investing activities	(4,682)	(948)

Cash flows from financing activities:

Payments of long-term debt	—	(1,748)
Payments of capital lease obligations	(453)	(398)
Exercise of stock options	4,786	—
Purchase of treasury stock	(2,753)	—
Net cash provided (used) by financing activities	1,580	(2,146)

Net decrease in cash and cash equivalents	(37,730)	(30,263)
Cash and cash equivalents, beginning of period	132,982	88,515
Cash and cash equivalents, end of period	$95,252	$58,252

Issuance of shares under deferred share plan	$50	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

August 3, 2013 and July 28, 2012

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of August 3, 2013, the Company operated 355 stores totaling approximately 2.1 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores. Management has continued many of the initiatives begun in 2012 as part of the execution of its operating plan for 2013, including a focus on improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. The Company opened 9 stores and closed 12 stores during the twenty-six weeks ended August 3, 2013.

Based on the Company’s current cash position, the Board of Directors approved a stock repurchase plan (See Note 10 for further details).

Seasonality:

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2012, the fourth quarter accounted for approximately 36% of annual net sales. The fourth quarter of fiscal 2012 consisted of 14 weeks. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staff. If, for any reason, the Company’s sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings, store closings and the performance of existing stores.

Note 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and

Record Town’s subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the twenty-six weeks ended August 3, 2013, the Company recorded a prior period adjustment to the value of its inventory, which increased cost of sales and decreased gross margin by approximately $0.3 million. The cumulative effect of this adjustment is deemed immaterial. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 2, 2013 has been derived from the Company’s February 2, 2013 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the twenty-six weeks ended August 3, 2013 and July 28, 2012 was approximately $73,000 and $60,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the twenty-six weeks ended August 3, 2013 and July 28, 2012.

As of August 3, 2013, there was approximately $1.0 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 1.9 years.

As of August 3, 2013, stock awards authorized for issuance under the Company’s plans total 20.6 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 3.3 million were granted and are outstanding, 2.5 million of which were vested and exercisable. Awards available for future grants at August 3, 2013 were 2.4 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended August 3, 2013:

Dividend yield	0%
Expected stock price volatility	71.6%-75.2%
Risk-free interest rate	0.8%
Expected award life (in years)	4.9-5.7
Weighted average fair value per share of awards granted during the period	$2.93

The following table summarizes stock award activity during the twenty-six weeks ended August 3, 2013:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Date Fair Value
Balance February 2, 2013	4,663,909	$6.45	2.7	93,037	$6.04

Granted	270,000	4.74	9.9	—	—
Exercised	(1,427,450)	3.35	—	—	—
Forfeited	(10,000)	1.79	—	—	—
Canceled	(242,409)	8.46	—	—	—
Balance August 3, 2013	3,254,050	$7.54	3.9	93,037	$6.04
Exercisable August 3, 2013	2,365,300	$9.23	2.2	93,037	$6.04

(1)	Other Share Awards include deferred shares granted to Directors and restricted stock units issued to employees.

As of August 3, 2013, the intrinsic value of stock awards outstanding was $2.3 million and exercisable was $0.4 million.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)		(in thousands)
Service cost	$28	$22	$56	$44
Interest cost	164	159	328	318
Amortization of prior service cost	180	86	360	172
Amortization of net gain	(1)	—	(2)	—
Net periodic pension cost	$371	$267	$742	$534

During the twenty-six weeks ended August 3, 2013, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $49,000 in benefits relating to the Director Retirement Plan during Fiscal 2013.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $51.1 million as of August 3, 2013. As of August 3, 2013, the Company did not have any borrowings outstanding under the Second Amended Credit Facility and had $0.1 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of Fiscal 2013.

As of July 28, 2012, the Company did not have any borrowings outstanding under the Amended Credit Facility and had $0.7 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of Fiscal 2012.

Note 7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income or loss consists of net income or loss and the reclassification of prior service costs previously reported in comprehensive income (loss) for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012. Amortization of prior service cost is recorded under selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)		(in thousands)
Cost of sales	$120	$124	$244	$250
Selling, general and administrative expenses	861	885	1,685	1,826
Total	$981	$1,009	$1,929	$2,076

Note 9. Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. It is computed by dividing net income (loss) by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

Weighted average shares are calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)		(in thousands)

Weighted average common shares outstanding – basic	33,147	31,537	32,717	31,537
Dilutive effect of employee stock options	—	—	—	106
Weighted average common shares outstanding–diluted	33,147	31,537	32,717	31,643

For the thirteen and twenty-six week periods ended August 3, 2013 and the thirteen week period ended July 28, 2012, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. For the twenty-six week period ended July 28, 2012, the impact of 4.4 million outstanding stock awards was not considered because such impact would be anti-dilutive.

Note 10. Shareholders’ Equity

As of August 3, 2013, the Company repurchased approximately 418,000 shares of common stock at an average price of $5.10 per share, for an aggregate purchase price of $2.8 million, including direct fees related to the purchase of shares. The Company repurchased these shares via a tender offer in accordance with the stock repurchase program approved by the Board of Directors utilizing cash on hand. The Company classified the repurchased shares as treasury stock on the Company’s balance sheet.

On August 22, 2013, the Company’s Board of Directors approved a program to repurchase up to $22 million of the Company’s outstanding common stock. Under the repurchase program, the Company has the authority to repurchase shares in the open market, or through negotiated transactions from time to time. The amount and timing of any purchases will depend upon market and business conditions, including the price and availability of the Company’s shares, trading volume and the attractiveness of business opportunities amongst other things. The repurchased shares are expected to remain in treasury.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

August 3, 2013 and July 28, 2012

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

At August 3, 2013, the Company operated 355 stores totaling approximately 2.1 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 77% of the Company’s net sales for the twenty-six weeks ended August 3, 2013. The balance of categories, including trend, electronics, video games and related products represented 23% of the Company’s net sales for the twenty-six weeks ended August 3, 2013.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended August 3, 2013

Compared to the Thirteen and Twenty-six Weeks Ended July 28, 2012

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Twenty-six weeks ended
	August 3, 2013	July 28, 2012	Change	%	Comp Store Net Sales	August 3, 2013	July 28, 2012	Change	%	Comp Store Sales
	(in thousands, except store data)					(in thousands, except store data))

Net sales	$80,768	$91,038	$(10,270)	(11.3%)	(3.6%)	$174,702	$203,325	(28,623)	(14.1%)	(5.2%)
As a % of sales
Video	44.0%	43.3%			(2.9%)	45.1%	43.5%			(1.1%)
Music	32.0%	33.4%			(7.4%)	31.7%	33.3%			(12.3%)
Trend	11.6%	9.0%			18.7%	9.3%	8.4%			14.4%
Electronics	9.0%	10.3%			(13.1%)	9.7%	10.4%			(15.7%)
Video Games	3.4%	4.0%			(10.7%)	4.2%	4.4%			(8.5%)

Store Count:						355	379	(24)	(6.3%)

Net sales. Net sales decreased 11.3% and 14.1% during the thirteen and twenty-six weeks ended August 3, 2013, respectively, as compared to the same periods last year. The decline in net sales for the thirteen week period resulted from a decrease in store count of 6.9% and a 3.6% decrease in comparable net sales. The decline in net sales for the twenty-six week period resulted from a decrease in store count of 6.3% and a 5.2% decrease in comparable net sales. While the Company believes a meaningful amount of net sales from the closed stores was transferred to ongoing stores, there was a reduction of net sales resulting from store closings.

Video:

Comparable store net sales in the video category decreased 2.9% and 1.1% during the thirteen and twenty-six weeks ended August 3, 2013, respectively. The decrease in the second quarter was driven by a lack of new releases. The video category represented 44.0% of total net sales for the thirteen weeks ended August 3, 2013 compared to 43.3% in the comparable quarter last year.

According to Warner Brothers Home Video, industry sales were down 8% during the period corresponding to the Company’s second fiscal quarter.

Music:

Comparable store net sales in the music category decreased 7.4% and 12.3% during the thirteen weeks and twenty-six weeks ended August 3, 2013 respectively. The second quarter decline was a significant improvement from the 16% decline in the first quarter driven by an improved performance in both new releases and catalog sales. The music category represented 32.0% of total net sales for the thirteen ended August 3, 2013 compared to 33.4% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 12% during the period corresponding to the Company’s second fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 18.7% and 14.4% during the thirteen and twenty-six weeks ended August 3, 2013, respectively. The increase was driven by expanded product lines and improved selection. Trend product represented 11.6% of total net sales for the thirteen weeks ended August 3, 2013 compared to 9.0% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category decreased 13.1% and 15.7% during the thirteen and twenty-six weeks ended August 3, 2013, respectively. Electronics net sales represented 9.0% of total net sales for the thirteen ended August 3, 2013 compared to 10.3% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games decreased 10.7% and 8.5% during the thirteen and twenty-six weeks ended August 3, 2013, respectively. Currently, 97 stores, or 27.0% of the Company’s stores carry games. Video games net sales represent 3.4% of total net sales for the thirteen weeks ended August 3, 2013 compared to 4.0% in the comparable quarter last year.

According to NPD Group, industry sales were down 20% during the period corresponding to the Company’s second fiscal quarter.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change
	August 3, 2013	July 28, 2012	$	%	August 3, 2013	July 28, 2012	$	%
Gross Profit	$32,014	$35,818	$(3,804)	(10.6%)	$67,803	$77,633	$(9,830)	(12.7%)

As a % of sales	39.6%	39.3%			38.8%	38.2%

Gross profit dollars decreased 10.6% and 12.7% for the thirteen and twenty-six weeks ended August 3, 2013, respectively as compared to the same period last year. The decline in gross profit dollars is due to the decline in net sales. The decline in net sales was partially offset by an increase in gross profit as a percentage of net sales due to higher margin rates in most product categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change
	August 3, 2013	July 28, 2012	$	%	August 3, 2013	July 28, 2012	$	%
SG&A	$34,018	$37,135	$(3,117)	(8.4%)	$67,677	$75,337	$(7,660)	(10.2%)

As a % of sales	42.1%	40.8%			38.8%	37.1%

For the thirteen weeks ended August 3, 2013, SG&A expenses decreased $3.1 million, or 8.4% on the net sales decline of 11.3% resulting in a 130 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of net sales is primarily due to higher overhead expenses.

For the twenty-six weeks ended August 3, 2013, SG&A expenses decreased $7.7 million, or 10.2% on the net sales decline of 14.1% resulting in a 160 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of net sales is primarily due to higher overhead expenses.

Interest Expense, Net. Net interest expense was $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended August 3, 2013, respectively, compared to $0.5 million and $1.3 million during the thirteen and twenty-six weeks ended July 28, 2012. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

Income Tax Expense (Benefit).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. As of January, 2012, the Company had incurred a cumulative three-year loss.  For the year ended February 2, 2013 the Company reported income before income taxes which included a large gain on sale of asset not expected to recur. Based on available objective evidence, management concluded that a full valuation allowance should be maintained against the Company’s deferred tax assets. A full valuation allowance continues to be recorded at August 3, 2013 against the Company’s deferred tax assets. If the Company continues its trend of pre-tax book income it believes that, based on consideration of all available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result during the next twelve months that a valuation allowance is no longer needed. The Company gives the most weight to the existence of cumulative losses in recent years in its evaluation of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable for the year ending February 1, 2014.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance.  As of February 2, 2013, the Company had a net operating loss carry forward of $153.4 million for federal income tax purposes and approximately $266 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and twenty-six week periods.

Net Income (loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended			Twenty-six weeks ended
	August 3, 2013	July 28, 2012	Change	August 3, 2013	July 28, 2012	Change
	(in thousands)			(in thousands)
Income (loss) before income tax	$(2,491)	$(1,839)	(652)	$(844)	$1,004	$(1,848)

Income tax expense	48	47	1	96	94	2
Net income (loss)	$(2,539)	$(1,886)	$(653)	$(940)	$910	$(1,850)

For the thirteen weeks ended August 3, 2013, the Company’s net loss was $2.5 million compared to a loss of $1.9 million for the thirteen weeks ended July 28, 2012. The decrease was due to the decline in gross profit from lower net sales.

For the twenty-six weeks ended August 3, 2013, the Company’s net loss was $0.9 million, compared to net income of $0.9 million for the twenty-six weeks ended July 28, 2012. The decrease was due to the decline in gross profit from lower net sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 to the condensed consolidated financial statements for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of net sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores. Management has continued many of the initiatives begun in 2012 as part of the execution of its operating plan for 2013, including a focus on improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. The Company opened 9 stores and closed 12 stores during the twenty-six weeks ended August 3, 2013.

Based on the Company’s current cash position, the Board of Directors approved a stock repurchase plan (See Note 10 of the condensed consolidated financial statements for further details).

Management anticipates that any future cash requirements due to a shortfall in cash from operations would be funded by the Company’s cash and cash equivalents on hand and its revolving credit facility, discussed hereafter. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty-six weeks ended August 3, 2013 and July 28, 2012, or at those dates:

	Twenty-six weeks ended		Change
(in thousands)	August 3, 2013	July 28, 2012	$
Operating Cash Flows	$(34,628)	$(27,169)	$(7,459)
Investing Cash Flows	(4,682)	(948)	(3,734)
Financing Cash Flows	1,580	(2,146)	3,726
Capital Expenditures	(4,682)	(948)	(3,735)

Cash and Cash Equivalents	95,252	58,252	37,000
Merchandise Inventory	151,451	161,972	(10,251)
Working Capital	187,891	164,443	23,448

The Company had cash and cash equivalents of $95.3 million at August 3, 2012, compared to $133.0 million at February 2, 2013 and $58.3 million at July 28, 2012. Merchandise inventory was $71 per square foot at August 3, 2013 versus $68 per square foot as of July 28, 2012.

Cash used by operating activities was $34.6 million for the twenty-six weeks ended August 3, 2013. The primary use of cash was a $29.1 million seasonal reduction of accounts payable and payment of $7.6 million in incentive payments, partially offset by a $4.0 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $4.7 million for the twenty-six weeks ended August 3, 2013.

Cash provided by financing activities was $1.6 million for the twenty-six weeks ended August 3, 2013. The company generated $4.8 million due to the exercise of stock options, offset by the repurchase of common stock of $2.8 million, including direct fees, in connection with our stock repurchase program.

On August 22, 2013, the Company’s Board of Directors approved a program to repurchase up to $22 million of the Company’s outstanding common stock. Under the repurchase program, the Company has the authority to repurchase shares in the open market, or through negotiated transactions from time to time. The amount and timing of any purchases will depend upon market and business conditions, including the price and availability of the Company’s shares, trading volume and the attractiveness of business opportunities amongst other things. The repurchased shares are expected to remain in treasury.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $51.1 million as of August 3, 2013. As of August 3, 2013, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had $0.1 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of 2013.

As of July 28, 2012, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $0.7 million in outstanding letter of credit obligations. The Company did not have any borrowings during the first half of fiscal 2012.

Capital Expenditures. During the twenty-six weeks ended August 3, 2013, the Company made capital expenditures of $4.7 million. The Company currently plans to spend approximately $10.0 million for capital expenditures in fiscal 2013.

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

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 3, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
22

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 12, 2013	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 12, 2013	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
23