Form 10-Q
period 2013-11-02
TRANS WORLD ENTERTAINMENT CORP
filed 2013-12-12
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

32,267,948 shares outstanding as of November 29, 2013

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	November 2,	February 2,	October 27,
	2013	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,028	$132,982	$59,932
Merchandise inventory	174,884	155,429	178,332
Other current assets	13,812	9,365	10,944
Total current assets	274,724	297,776	249,208

NET FIXED ASSETS	12,647	9,057	15,264
OTHER ASSETS	9,028	8,407	8,362
TOTAL ASSETS	$296,399	$315,240	$272,834

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$72,971	$79,438	65,002
Accrued expenses and other current liabilities	8,708	10,122	10,610
Accrued incentives	60	7,667	214
Deferred revenue	9,788	10,464	9,910
Current portion of capital lease obligations	1,031	936	907
Total current liabilities	92,558	108,627	86,643

CAPITAL LEASE OBLIGATIONS, less current portion	1,218	2,004	2,250
OTHER LONG-TERM LIABILITIES	24,766	23,849	23,035
TOTAL LIABILITIES	118,542	134,480	111,928

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,166,752, 56,728,146 and 56,602,176 shares issued, respectively)	582	567	566
Additional paid-in capital	314,418	309,451	309,129
Treasury stock at cost (25,823,001, 25,102,990 and 25,102,990 shares, respectively)	(221,723)	(217,555)	(217,555)
Accumulated other comprehensive loss	(2,235)	(2,774)	(2,157)
Retained earnings	86,815	91,071	70,923
TOTAL SHAREHOLDERS’ EQUITY	177,857	180,760	160,906
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,399	$315,240	$272,834

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012

Net sales	$79,772	$91,769	$254,473	$295,094
Cost of sales	49,032	57,032	155,930	182,724
Gross profit	30,740	34,737	98,543	112,370
Selling, general and administrative expenses	33,552	36,365	101,229	111,702
Income (loss) from operations	(2,812)	(1,628)	(2,686)	668
Interest expense, net	481	513	1,451	1,805
Loss before income tax expense	(3,293)	(2,141)	(4,137)	(1,137)
Income tax expense	22	47	119	141
Net loss	$(3,315)	$(2,188)	$(4,256)	$(1,278)

BASIC AND DILUTED LOSS PER SHARE:

Basic and diluted loss per share	$(0.10)	$(0.07)	$(0.13)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	32,586	31,555	32,673	31,543

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012

Net loss	$(3,315)	$(2,188)	$(4,256)	$(1,278)

Amortization of prior service cost	180	86	540	258

Comprehensive loss	$(3,135)	$(2,102)	$(3,716)	$(1,020)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	November 2,	October 27,
	2013	2012
Net cash used by operating activities	$(40,020)	$(24,386)

Cash flows from investing activities:
Purchases of fixed assets	(6,861)	(1,965)
Net cash used by investing activities	(6,861)	(1,965)

Cash flows from financing activities:

Payments of long-term debt	—	(1,748)
Payments of capital lease obligations	(691)	(607)
Exercise of stock options	4,786	123
Purchase of treasury stock	(4,168)	—
Net cash used by financing activities	(73)	(2,232)

Net decrease in cash and cash equivalents	(46,954)	(28,583)
Cash and cash equivalents, beginning of period	132,982	88,515
Cash and cash equivalents, end of period	$86,028	$59,932

Issuance of shares under deferred share plan	$50	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

November 2, 2013 and October 27, 2012

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of November 2, 2013, the Company operated 360 stores totaling approximately 2.1 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores. Management has continued many of the initiatives begun in 2012 as part of the execution of its operating plan for 2013, including a focus on improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. The Company opened 14 stores and closed 12 stores during the thirty-nine weeks ended November 2, 2013.

Based on the Company’s current cash position, the Board of Directors approved a stock repurchase plan in the third quarter. (See Note 10 for further details).

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

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the thirty-nine weeks ended November 2, 2013, the Company recorded a prior period adjustment to the value of its inventory, which increased cost of sales and decreased gross margin by approximately $0.3 million. The cumulative effect of this adjustment is deemed immaterial. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain prior period amounts have been reclassified to conform to the current presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 2, 2013 has been derived from the Company’s February 2, 2013 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for thirteen weeks ended November 2, 2013 and October 27, 2012 was approximately $27,000 and $84,000 respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended November 2, 2013 and October 27, 2012.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 was approximately $146,000 and $212,000 respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirty-nine weeks ended November 2, 2013 and October 27, 2012.

As of November 2, 2013, there was approximately $770,000 of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.1 years.

As of November 2, 2013, stock awards authorized for issuance under the Company’s plans total 20.6 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 3.2 million were granted and are outstanding, 2.4 million of which were vested and exercisable. Awards available for future grants at November 2, 2013 were 2.6 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended November 2, 2013:

Dividend yield	0%
Expected stock price volatility	67.6%-75.2%
Risk-free interest rate	1.4%
Expected award life (in years)	4.9-7.0
Weighted average fair value per share of awards granted during the period	$2.99

The following table summarizes stock award activity during the thirty-nine weeks ended November 2, 2013:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Date Fair Value
Balance February 2, 2013	4,663,909	$6.45	2.7	93,037	$6.04

Granted	285,000	4.74	9.6	11,620	4.29
Exercised	(1,427,450)	3.35	—	(11,620)	4.29
Forfeited	(155,000)	3.14	—	—	—
Canceled	(247,809)	8.43	—	—	—
Balance November 2, 2013	3,118,650	$7.72	3.5	93,037	$6.04
Exercisable November 2, 2013	2,359,900	$9.23	1.9	93,037	$6.04

(1)	Other Share Awards include deferred shares granted to Directors.
9

As of November 2, 2013, the intrinsic value of stock awards outstanding was $1.4 million and exercisable was $0.3 million.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)		(in thousands)
Service cost	$28	$22	$84	$66
Interest cost	164	159	492	477
Amortization of prior service cost	181	86	543	258
Amortization of net gain	(1)	—	(3)	—
Net periodic pension cost	$372	$267	$1,116	$801

During the thirty-nine weeks ended November 2, 2013, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $49,000 in benefits relating to the Director Retirement Plan during Fiscal 2013.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $65.0 million as of November 2, 2013. As of November 2, 2013, the Company did not have any borrowings outstanding under the Second Amended Credit Facility and had no outstanding letter of credit obligations. The Company did not have any borrowings during the thirty-nine weeks ended November 2, 2013.

As of October 27, 2012, the Company did not have any borrowings outstanding under the Amended Credit Facility and had $0.6 million in outstanding letter of credit obligations. The Company did not have any borrowings during Fiscal 2012.

Note 7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income or loss consists of net income or loss and the reclassification of prior service costs previously reported in comprehensive income (loss) for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012. Amortization of prior service cost is recorded under selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)		(in thousands)
Cost of sales	$116	$122	$361	$372
Selling, general and administrative expenses	1,028	948	2,713	2,774
Total	$1,144	$1,070	$3,074	$3,146

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

For all periods presented, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share are the same.

Note 10. Shareholders’ Equity

During the thirty-nine weeks ended November 2, 2013, the Company repurchased approximately 302,000 shares of common stock at an average price of $4.57 per share, for an aggregate purchase price of $1.4 million, including direct fees related to the purchase of shares, leaving approximately $20.6 million available for purchase under the program. The Company classified the repurchased shares as treasury stock on the Company’s balance sheet.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

November 2, 2013 and October 27, 2012

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

At November 2, 2013, the Company operated 360 stores totaling approximately 2.1 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 76% of the Company’s net sales for the thirty-nine weeks ended November 2, 2013. The balance of categories, including trend, electronics, video games and related products represented 24% of the Company’s net sales for the thirty-nine weeks ended November 2, 2013.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended November 2, 2013

Compared to the Thirteen and Thirty-nine Weeks Ended October 27, 2012

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	November 2, 2013	October 27, 2012	Change	%	Comp Store Net Sales	November 2, 2013	October 27, 2012	Change	%	Comp Store Sales
	(in thousands, except store count)					(in thousands, except store count)

Net sales	$79,772	$91,769	$(11,997)	(13.1%)	(3.7%)	$254,473	$295,094	$(40,621)	(13.8%)	(4.7%)
As a % of sales
Video	46.0%	45.4%			(3.4%)	45.7%	44.1%			(1.8%)
Music	29.9%	30.9%			(6.8%)	30.6%	32.6%			(10.7%)
Trend	11.7%	9.8%			10.8%	10.9%	8.8%			13.1%
Electronics	8.1%	9.6%			(15.5%)	8.8%	10.2%			(15.6%)
Video Games	4.3%	4.3%			7.1%	4.0%	4.3%			(3.7%)

Store Count:						360	376	(16)	(4.3%)
Total Square Footage						2,141	2,310	(169)	(7.3%)

Net sales. Net sales decreased 13.1% and 13.8% during the thirteen and thirty-nine weeks ended November 2, 2013, respectively, as compared to the same periods last year. The decline in net sales for the thirteen week period resulted from a decrease in total square footage of 7.3% and a 3.7% decrease in comparable net sales. The decline in net sales for the thirty-nine week period resulted from a decrease in total square footage of 7.3% and a 4.7% decrease in comparable net sales.

Video:

Comparable store net sales in the video category decreased 3.4% and 1.8% during the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The decrease in the third quarter was driven by softness in DVD sales, as Blu-ray continued to perform well. The video category represented 46.0% of total net sales for the thirteen weeks ended November 2, 2013 compared to 45.4% in the comparable quarter last year.

According to Warner Brothers Home Video, industry sales were down 15.9% during the period corresponding to the Company’s third fiscal quarter.

Music:

Comparable store net sales in the music category decreased 6.8% and 10.7% during the thirteen weeks and thirty-nine weeks ended November 2, 2013, respectively. The music category represented 29.9% of total net sales for the thirteen weeks ended November 2, 2013 compared to 30.9% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 12.7% during the period corresponding to the Company’s third fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 10.8% and 13.1% during the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The increase was driven by expanded product lines and improved selection. Trend product represented 11.7% of total net sales for the thirteen weeks ended November 2, 2013 compared to 9.8% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category decreased 15.5% and 15.6% during the thirteen and thirty-nine weeks ended November 2, 2013, respectively. Electronics net sales represented 8.1% of total net sales for the thirteen weeks ended November 2, 2013 compared to 9.6% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games increased 7.1% and decreased 3.7% during the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The comparable store net sales increase in the thirteen week period was driven by the release of Grand Theft Auto. Currently, 98 stores, or 27.2% of the Company’s stores carry games. Video games net sales represent 4.3% of total net sales for the thirteen weeks ended November 2, 2013, same as the comparable quarter last year.

According to NPD Group, industry sales were up 17.3% during the period corresponding to the Company’s third fiscal quarter.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change
	November 2, 2013	October 27, 2012	$	%	November 2, 2013	October 27, 2012	$	%
Gross Profit	$30,740	$34,737	$(3,997)	(11.5%)	$98,543	$112,370	$(13,827)	(12.3%)

As a % of sales	38.5%	37.9%			38.7%	38.1%

Gross profit dollars decreased 11.5% and 12.3% for the thirteen and thirty-nine weeks ended November 2, 2013, respectively as compared to the same periods last year. The decline in gross profit dollars is due to the decline in net sales. The decline in net sales was partially offset by an increase in gross profit as a percentage of net sales due to higher margin rates in the Company’s video and music categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change
	November 2, 2013	October 27, 2012	$	%	November 2, 2013	October 27, 2012	$	%
SG&A	$33,552	$36,365	$(2,813)	(7.7%)	$101,229	$111,702	$(10,473)	(9.4%)

As a % of sales	42.1%	39.6%			39.8%	37.9%

For the thirteen weeks ended November 2, 2013, SG&A expenses decreased $2.8 million, or 7.7% on the net sales decline of 13.1% resulting in a 250 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A expenses as a percentage of net sales is primarily due to increased home office expenses to support strategic growth initiatives and deleveraging of store expenses on the negative comp sales..

For the thirty-nine weeks ended November 2, 2013, SG&A expenses decreased $10.5 million, or 9.4% on the net sales decline of 13.8% resulting in a 190 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A expenses as a percentage of net sales is primarily due to increased home office expenses to support strategic growth initiatives and deleveraging of store expenses on the negative comp sales.

Interest Expense, Net. Net interest expense was $0.5 million and $1.5 million during the thirteen and thirty-nine weeks ended November 2, 2013, respectively, compared to $0.5 million and $1.8 million during the thirteen and thirty-nine weeks ended October 27, 2012. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

Income Tax Expense (Benefit). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. As of January, 2012, the Company had incurred a cumulative three-year loss. For the year ended February 2, 2013 the Company reported income before income taxes which included a large gain on sale of asset not expected to recur. As of February 2, 2013, based on available objective evidence, management concluded that a full valuation allowance should be maintained against the Company’s deferred tax assets which continue to be recorded at November 2, 2013. If the Company continues its trend of pre-tax book income it believes that, based on consideration of all available evidence, including recent historical profitable operating performance and other positive and negative evidence such as financial and taxable income projections, market environment, and other factors, a determination may result during the next twelve months that all or a portion of its valuation allowance may no longer be needed. The Company awards the most weight to the existence of cumulative losses in recent years in its evaluation of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable for the year ending February 1, 2014. The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a corresponding reduction in the valuation allowance. As of February 2, 2013, the Company had a net operating loss carry forward of $153 million for federal income tax purposes and approximately $248 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and thirty-nine week periods.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Thirty-nine weeks ended
	November 2, 2013	October 27, 2012	Change	November 2, 2013	October 27, 2012	Change
	(in thousands)			(in thousands)
Loss before income tax	$(3,293)	$(2,141)	$(1,152)	$(4,137)	$(1,137)	$(3,000)

Income tax expense	22	47	(25)	119	141	(22)
Net loss	$(3,315)	$(2,188)	$(1,127)	$(4,256)	$(1,278)	$(2,978)

For the thirteen weeks ended November 2, 2013, the Company’s net loss was $3.3 million compared to a loss of $2.2 million for the thirteen weeks ended October 27, 2012. The decrease was due to the decline in gross profit from lower net sales.

For the thirty-nine weeks ended November 2, 2013, the Company’s net loss was $4.3 million, compared to net loss of $1.3 million for the thirty-nine weeks ended October 27, 2012. The decrease was due to the decline in gross profit from lower net sales.

LIQUIDITY

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments. During Fiscal 2012, management carried out certain strategic initiatives in its efforts to reduce certain operating costs. In addition, management closed 33 stores and plans to continue its evaluation of profitability of the Company’s stores in consideration of lease terms, conditions and expirations, including considering new and relocated stores. Management has continued many of the initiatives begun in 2012 as part of the execution of its operating plan for 2013, including a focus on improved product selection based on customer preferences and industry changes, as well as further streamlining of its operations. The Company opened 14 stores and closed 12 stores during the thirty-nine weeks ended November 2, 2013.

Based on the Company’s current cash position, the Board of Directors approved a stock repurchase plan in the third quarter. (See Note 10 in the accompanying condensed consolidated financial statements for further details).

Management anticipates that any future cash requirements due to a shortfall in cash from operations would be funded by the Company’s cash and cash equivalents on hand and its revolving credit facility,

discussed hereafter. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended November 2, 2013 and October 27, 2012, or at those dates:

	Thirty-nine weeks ended		Change
(in thousands)	November 2, 2013	October 27, 2012	$
Operating Cash Flows	$(40,020)	$(24,386)	$(15,634)
Investing Cash Flows	(6,861)	(1,965)	(4,896)
Financing Cash Flows	(73)	(2,232)	2,159

Cash and Cash Equivalents	86,028	59,932	(26,096)
Merchandise Inventory	174,884	178,332	(3,448)
Working Capital	182,166	162,565	19,601

The Company had cash and cash equivalents of $86.0 million at November 2, 2013, compared to $133.0 million at February 2, 2013 and $59.9 million at October 27, 2012. Merchandise inventory was $82 per square foot at November 2, 2013 versus $77 per square foot as of October 27, 2012.

Cash used by operating activities was $40.0 million for the thirty-nine weeks ended November 2, 2013. The primary uses of cash were a $19.5 million seasonal increase of inventory and a reduction of $9.2 million in accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season. The increase in merchandise inventory from the end of fiscal 2012 represents the company’s inventory build in anticipation of sales for the holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $6.9 million for the thirty-nine weeks ended November 2, 2013.

Cash used by financing activities was $73,000 for the thirty-nine weeks ended November 2, 2013. The primary uses of cash was the purchase of common stock of $4.2 million and $0.7 million in payments of capital lease obligations, partially offset by $4.8 million in proceeds due to the exercise of stock options.

During the thirteen weeks ended November 2, 2013, the Company repurchased approximately 302,000 shares of common stock at an average price of $4.57 per share, for an aggregate purchase price of approximately $1.4 million, leaving approximately $20.6 million available for purchase under the stock repurchase program approved by the Board of Directors.

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

The availability under the Second Amended Credit Facility is subject to limitations based on sufficient inventory levels. Based on inventory levels at the end of the quarter, the availability under the Second Amended Credit Facility was $65.0 million as of November 2, 2013. As of November 2, 2013, the Company didn’t have any borrowings outstanding under the Second Amended Credit Facility and had no outstanding letter of credit obligations. The Company did not have any borrowings during the thirty-nine weeks ended November 2, 2013.

As of October 27, 2012, the Company didn’t have any borrowings outstanding under the Amended Credit Facility and had $0.6 million in outstanding letter of credit obligations. The Company did not have any borrowings during Fiscal 2012.

Capital Expenditures. During the thirty-nine weeks ended November 2, 2013, the Company made capital expenditures of $6.9 million. The Company currently plans to spend approximately $10.0 million for capital expenditures in fiscal 2013.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of November 2, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2013, the Company determined that participants in the Trans World Entertainment Corporation 401(k) Savings Plan (the “401(k) Plan”) had invested in Company Common Stock (the “Common Stock”) under the 401(k) Plan that were not registered under the Securities Act of 1933.  Purchases of Common Stock were made on the open market by the 401(k) Plan.  Investments in the Common Stock during the third quarter of fiscal 2013 represented 2,568 shares of the Company’s Common Stock with an aggregate purchase price equal to $12,070.  Under applicable federal securities laws, certain participants may have a right to rescind their investment and require the Company to repurchase its Common Stock for an amount equal to the price paid for the Common Stock (or if the Common Stock has been sold, to receive damages for any loss that was incurred on the sale), plus interest.  Additionally, the Company may be subject to civil and other penalties by regulatory authorities.  Generally, the federal statute of limitations applicable to securities rescission rights is one year from the date of acquisition of the security.   Investments by the 401(k) Plan in the Common Stock during the preceding twelve months represented 59,992 shares of the Company’s Common Stock with an aggregate purchase price equal to $238,488.  Based on the November 2, 2013 closing price for the Company’s Common Stock, the maximum potential payment for claims based on these rights is under $30,000.

The failure to register the shares of Common Stock under the 401(k) Plan was inadvertent and the Company intends to make a registered rescission offer to eligible plan participants in the fourth quarter of fiscal 2013.  Based on the current market price of the Company’s Common Stock, the Company does not believe the potential liability for rescission claims is material to the Company’s financial condition or results of operations.

The Common Stock investment option was closed to participants effective November 15, 2013.  No further Common Stock purchases by the 401(k) Plan will be permitted.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 12, 2013	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 12, 2013	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
23