Form 10-K
period 2014-02-01
TRANS WORLD ENTERTAINMENT CORP
filed 2014-04-17
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 2, 2013, 32,645,967 shares of the Registrant’s Common Stock, excluding 25,520,605 shares of stock held in Treasury, were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 2, 2013 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $89,514,476. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 44.2% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2014, there were 32,072,955 shares of Common Stock Issued and Outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s July 2, 2014 Annual Meeting of Shareholders to be filed on or about June 4, 2014	III

Consolidated Financial Statements	II

Report of Independent Registered Public Accounting Firm on Management’s Annual Report on Internal Controls	II

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

•	new product introductions (“hit releases”);

•	accelerated declines in compact disc (“CD”) and DVD industry sales;

•	highly competitive nature of the retail entertainment business;

•	new technology, including digital distribution;

•	competitive pricing;

•	current economic conditions;

•	dependence on key employees and the ability to hire new employees;

•	the Company’s level of debt and related restrictions and limitations;

•	future cash flows;

•	availability of real estate;

•	vendor terms;

•	interest rate fluctuations;

•	adverse publicity;

•	product liability claims and

•	changes in laws.

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

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties.

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Record Town, Inc., through which our principal operations are conducted. The Company operates retail stores and three e-commerce sites and is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States.

Stores and Store Concepts

As of February 1, 2014, the Company operated 339 stores totaling approximately 2.0 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands.

Mall Stores

As of February 1, 2014, the Company operated 293 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

f.y.e. stores. The Company operated 283 traditional mall-based stores. f.y.e. stores average about 5,600 square feet and carry a full complement of entertainment products, including video, music, electronics, trend, video games and related products.

Video only stores. The Company operated 10 video only stores, predominately under the Suncoast Motion Pictures brand. These stores specialize in the sale of video and related accessories. They average about 2,500 square feet.

Freestanding Stores

As of February 1, 2014, the Company operated 46 freestanding stores predominantly under the f.y.e. brand. They carry a full complement of entertainment products, including video, music, electronics, trend, video games and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 9,200 square feet.

E-Commerce Sites

The Company operates three retail web sites including www.fye.com, www.wherehouse.com and www.secondspin.com. FYE.com is our flagship site and carries a broad selection of new and used DVDs, Blu-Ray, CDs, and Games.  SecondSpin.com is a leading seller of used CDs, DVDs, Blu-Ray, and Games online and carries one of the largest catalogs of used media available online.  Wherehouse.com offers a broad selection of new and used CDs, DVDs, Blu-Ray, and Games.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Video	45.1%	43.8%	42.3%
Music	28.8	30.9	34.2
Trend	12.3	10.1	8.6
Electronics	9.2	10.5	9.7
Video games	4.6	4.7	5.2
Total	100.0%	100.0%	100.0%

Financial information about industry segments required by this item is included in the Company’s Consolidated Financial Statements, which are incorporated herein by reference.

Business Environment

Based primarily on statistical information obtained from Warner Brothers Home Entertainment and Nielsen Sound Scan (“SoundScan”); physical video and music represent an approximately $11 billion industry nationwide. Video and music accounted for approximately 74% of the Company’s net sales in Fiscal 2013 versus 75% of sales in Fiscal 2012.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales in 2013 were $7.6 billion compared to $8.3 billion in 2012, a decrease of 8.3%. Industry DVD retail sales decreased 13.0% in 2013 compared to 2012, while Blu-ray sales increased 4.5%.

According to statistical information from SoundScan, the total number of music albums sold, including CD and digital albums, decreased 9.3% to approximately 286 million units in 2013. Excluding digital albums, in Fiscal 2013, album sales decreased 14.5% from Fiscal 2012 to approximately 163 million units.

Competition

Physical media sales have suffered from the shift of content to digital distribution and specialty retailers have been impacted by the proliferation of mass merchants (e.g., Wal-Mart and Target), electronics superstores (e.g., Best Buy), and online retailers (e.g., Amazon) that offer entertainment products at discounted prices and collectively have gained a larger share of the market. As a result of such competition, the number of specialty and independent retailers has decreased dramatically due to their reliance on sales of physical product. The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products;
▪	Selection and assortment: the Company maintains a high in-stock position in a large assortment of products, particularly DVDs, Blu-ray and CDs;
▪	Marketing: the Company uses email blasts, social networking, newspaper and radio, and in-store visual displays to market to consumers;
▪	Customer service: the Company offers personalized customer service in its stores;
▪	Diversified product mix: the company is expanding the range of product offerings in our existing non-media businesses.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2013, the fourth quarter accounted for approximately 35% of annual net sales. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays including in-store signage and external banners. It uses a mass-media marketing program, including newspaper and radio advertisements, as well as sending email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 500 suppliers. In Fiscal 2013, 60% of purchases were made from ten suppliers including Twentieth Century Fox Video, Paramount Home Entertainment, RED Distribution, Sony Music Entertainment, Sony Pictures Home Entertainment, Universal Music Group Distribution, Universal Studios Home Entertainment, Buena Vista Home Entertainment, Warner Home Video and Warner, Elektra, Atlantic Corp Group. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

Employees

As of February 1, 2014, the Company employed approximately 3,200 people, of whom approximately 1,200 were employed on a full-time basis. Others were employed on a part-time basis. The Company hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in-stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

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

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2013 (“Fiscal 2013”) year ended on February 1, 2014; Fiscal 2012 (“Fiscal 2012”) year ended on February 2, 2013; and Fiscal 2011 (“Fiscal 2011”) year ended on January 28, 2012. Fiscal 2012 consisted of 53 weeks. All other periods presented were 52 weeks.

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

The entertainment industry is characterized by changing technology, evolving format standards, new and enhanced product introductions. These characteristics require the Company to respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer. Specifically, CD and DVD formats have experienced a continuous decline as digital forms of music and video content have become more prevalent. If the Company does not timely adapt to these changing technologies or sufficiently focus on the other categories, operating results could significantly suffer.

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

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2013. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part to the holiday selling season. The fourth quarter generated approximately 35% of our net sales for Fiscal 2013. Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The Company opened six new stores in Fiscal 2013. Likewise, the Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

The Company is a party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

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

The Company believes that its future prospects depend, to a significant extent, on the services of its executive officers.  Our future success will also depend on our ability to attract and retain qualified key personnel. The loss of the services of certain of the Company’s executive officers and other key management personnel could adversely affect the Company’s results of operations.

Mr. Higgins has advised the Company’s Board of Directors of plans to step down as Chief Executive Officer of the Company upon the completion of a process to choose his successor. Following his retirement as CEO, Mr. Higgins will remain as Chairman of the Board. The Board of Directors has formed a committee to oversee the search for a new CEO. The Committee has engaged an outside search firm and will consider both internal and external candidates.

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

Our Chairman and Chief Executive Officer owns approximately 45.5% of the outstanding Common Stock. Therefore, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins serves as Chairman of the Board of the Company and its Chief Executive Officer and owns approximately 45.5% of the outstanding Common Stock of the Company, as of March 31, 2014 and there are no limitations on his acquiring shares in the future.  Accordingly, Mr. Higgins has significant influence over the election of our directors, the appointment of new management and the opposition of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of Mr. Higgins may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company.

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

We operate a distribution center in Albany, New York. We ship approximately 74% of our merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including weather, fire, labor, or other issues we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the center.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for video and music industry related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $2.12 and $5.12 from January 30, 2012 to March 31, 2014. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of February 1, 2014, the Company operated 339 stores, of which 338 stores are under operating leases, some of which have renewal options. The Company owns 1 store. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2014	181	2018	12

2015	85	2019	3

2016	28	2020 and beyond	9

2017	20

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facility

The Company leases its Albany, New York distribution facility and corporate office space from its largest shareholder and Chairman and Chief Executive Officer under three capital lease arrangements that extend through 2015. These leases are at fixed rent with provisions for biennial increases based on increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 39,800 square feet and the distribution center portion is approximately 141,500 square feet.

The Company believes that its existing distribution facility is adequate to meet the Company’s planned business needs. Shipments from the distribution facility to the Company’s stores provide approximately 74% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 28, 2014, there were 382 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2011 through March 28, 2014.

		Closing Sales Prices

		High	Low
	2012
1st	Quarter	$2.50	$2.12
2nd	Quarter	$3.10	$2.20
3rd	Quarter	$3.99	$3.00
4th	Quarter	$3.90	$3.36

	2013
1st	Quarter	$4.40	$3.36
2nd	Quarter	$5.24	$4.27
3rd	Quarter	$5.12	$4.26
4th	Quarter	$4.57	$3.92

	2014
1st	Quarter (through March 28, 2014)	$4.54	$3.68

On March 28, 2014, the last reported sale price on the Common Stock on the NASDAQ National Market was $3.68.

Dividend Policy: In the fourth quarter of Fiscal 2012, the Company declared and paid a special cash dividend of $0.47 per common share. This was a one-time special dividend and we cannot guarantee any future dividends. On November 27, 2012, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility consented to the use of a portion of the proceeds received from the sale of real property owned by Record Town, Inc. to pay the special cash dividend.

In the first quarter of Fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. This was a one-time special dividend and we cannot guarantee any future dividends. The declaration and payment of any future dividends will be at the sole discretion of the board of directors. We did not pay cash dividends in Fiscal 2013 and Fiscal 2011. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. On March 5, 2014, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed consented to the payment of the special cash dividend.

Unregistered Sales of Equity Securities and Use of Proceeds: During the third quarter of fiscal 2013, the Company determined that participants in the Trans World Entertainment Corporation 401(k) Savings Plan (the “401(k) Plan”) had invested in Company Common Stock (the “Common Stock”) under the 401(k) Plan that were not registered under the Securities Act of 1933.  Purchases of Common Stock were made on the open market by the 401(k) Plan.  Under applicable federal securities laws, certain participants may have a right to rescind their investment and require the Company to repurchase its Common Stock for an amount equal to the price paid for the Common Stock (or if the Common Stock has been sold, to receive damages for any loss that was incurred on the sale), plus interest.  Additionally, the Company may be subject to civil and other penalties by regulatory authorities.  Generally, the federal statute of limitations applicable to securities rescission rights is one year from the date of acquisition of the security.   Investments by the 401(k) Plan in the Common Stock during the preceding twelve months represented 83,389 shares of the Company’s Common Stock with an aggregate purchase price equal to $438,626.  Based on the March 28, 2014 closing price for the Company’s Common Stock, the maximum potential payment for claims based on these rights is under $250,000.

The failure to register the shares of Common Stock under the 401(k) Plan was inadvertent and the Company intends to make a registered rescission offer to eligible plan participants in the first quarter of fiscal 2014.  Based on the current market price of the Company’s Common Stock, the Company does not believe the potential liability for rescission claims is material to the Company’s financial condition or results of operations.

The Common Stock investment option was closed to participants effective November 15, 2013.  No further Common Stock purchases by the 401(k) Plan will be permitted.

Five-Year Performance Graph:

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. Please note, information for the NASDAQ National Market Retail Trade Stocks index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available by our third-party index provider.

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from December 31, 2008 through December 31, 2013 with the NASDAQ Index (U.S. Stocks) and with the NASDAQ National Market Retail Trade Stocks index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on December 31, 2008, and that all dividends were reinvested.

	2008	2009	2010	2011	2012	2013

Trans World Entertainment Corporation	100	150	169	250	345	438

NASDAQ (U.S. Stocks)	100	144	170	171	202	282

NASDAQ Retail Trade Stocks	100	139	174	196	232	301
11

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2009 through January 31, 2014 with the NASDAQ US Benchmark TR Index and with ICB: 5300 Retail (Supersector) index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2009, and that all dividends were reinvested.

	2009	2010	2011	2012	2013	2014

Trans World Entertainment Corporation	100	171	230	325	447	521

NASDAQ US Benchmark TR Index	100	121	151	155	182	223

ICB: 5300 Retail (Supersector)	100	139	165	185	229	279

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statements of Operations and Balance Sheet data for the five fiscal years ended February 1, 2014 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 2, 2013 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$393,659	$458,544	$542,589	$652,416	$813,988

Cost of sales	245,755	286,422	344,435	433,036	552,327
Gross profit	147,904	172,122	198,154	219,380	261,661
Selling, general and administrative expenses	137,529	158,572	192,653	244,749	310,710
Gain on sale of asset	—	(22,750)	—	—	—
Asset impairment charges	—	—	—	1,973	3,643
Income (loss) from operations	10,375	36,300	5,501	(27,342)	(52,692)
Interest expense	2,010	2,384	3,429	3,557	2,910
Other income	(80)	(66)	(240)	(211)	(168)
Income (loss) before income taxes	8,445	33,982	2,312	(30,688)	(55,434)
Income tax expense (benefit)	168	248	150	275	(12,985)
Net income (loss)	$8,277	$33,734	$2,162	$(30,963)	$(42,449)

Basic earnings (loss) per share	$0.25	$1.07	$0.07	$(0.99)	$(1.35)

Weighted average number of shares outstanding - basic	32,584	31,577	31,520	31,417	31,370

Diluted earnings (loss) per share	$0.25	$1.06	$0.07	$(0.99)	$(1.35)

Weighted average number of shares – diluted	32,862	31,878	32,036	31,417	31,370

Cash dividend paid per share	—	$0.47	—	—	—

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	($ and square footage in thousands, except store count data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$312,417	$315,240	$313,120	$348,724	$394,566
Current portion of long-term debt and capital lease obligations	1,066	936	1,503	1,363	1,974
Long-term obligations	938	2,004	4,009	5,511	6,874
Shareholders’ equity	$191,796	$180,760	$161,846	$161,798	$193,353

OPERATING DATA:
Store count (open at end of period):
Mall stores	293	304	324	376	449
Freestanding stores	46	54	66	84	108
Total stores	339	358	390	460	557

Comparable store sales decreases(1)	(5%)	(1%)	(2%)	(4%)	(10%)
Total square footage in operation (Year end)	2,030	2,209	2,562	3,149	3,794

Total square footage in operation (Average)	2,134	2,362	2,913	3,543	4,424
1.	A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.
13

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, and video game industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6: Selected Consolidated Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this report.

As of February 1, 2014, the Company operated 339 stores totaling approximately 2.0 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. In Fiscal 2013, the Company’s net sales decreased as compared to Fiscal 2012 as a result of lower average store count and a 5% decrease in comparable store sales

The U.S. entertainment retailing industry is a mature industry and has experienced declines in recent years. Physical Video and Music represent our primary product categories in terms of sales and both categories have been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales for the past five years. To mitigate or lessen the impact these changes have had, the Company has focused on the following areas in an effort to improve its business:

Improving Product Mix and Creating Value for our Customers

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement for our customers in our two largest categories of video and music to drive additional traffic into the stores and improve customer conversion rates, while offering products in other categories to drive additional sales and broaden our customer base.’

Store Portfolio Evaluation

During Fiscal 2013 and Fiscal 2012, the Company closed 25 and 33 stores, respectively. The Company’s real estate strategy is to maintain our core group of profitable locations, while evaluating opportunities for new locations in new and existing malls. The Company opened 6 stores in Fiscal 2013 and one store in Fiscal 2012. The Company also relocated 8 stores in existing malls in Fiscal 2013. The Company expects to open additional new stores in the future while continuing to reduce the number of store closings.

The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will continue to close stores that do not meet our profitability goals, a process which could result in asset impairments and store closure costs. Continued reduction in the number of stores would lower total sales and gross profit of the Company.

The Company believes that there is near-term opportunity for improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes Internet-based retailers and mass merchants. We believe a specialty retailer that can differentiate itself by offering a distinctive assortment and customer experience, and that can operate efficiently, will be better positioned to maintain or grow market share. Therefore, we remain dedicated to enhancing our product mix through adding unique product lines, improving the operational efficiency of our stores and offering our customers a rewarding shopping experience.

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

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales and Comparable Store Sales: The Company measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The Company further analyzes net sales by store format and by product category.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this report). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items for Fiscal 2013, 2012, and 2011 in the amount of $6.1 million, $6.0 million, and $4.7 million, respectively.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended February 1, 2014 (“Fiscal 2013”)

Compared to Fiscal Year Ended February 2, 2013 (“Fiscal 2012”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2013 vs. 2012
($ in thousands)	2013	2012	$	%
Net Sales	$393,659	$458,544	($64,885)	(14.2%)

The 14.2 % net sales decline from the prior year is due to a 6.3% decline in average stores in operation, a 5.0% decline in comparable store net sales and 52 weeks in Fiscal 2013 versus 53 weeks in Fiscal 2012. Stores closed in Fiscal 2012 and Fiscal 2013 recorded sales of $80.7 million in Fiscal 2012. While the Company believes a meaningful amount of sales was transferred to ongoing stores, there was a reduction of sales from store closings. Total product units sold in Fiscal 2013 decreased 11.9% and the average retail price for units sold decreased 2.7%.

Net sales by merchandise category for Fiscal 2013 and Fiscal 2012 were as follows:

($ in thousands)	2013	%	2012	%	Total % Net Sales	Comparable Store % Net
	Net Sales	Total	Net Sales	Total	Change	Sales Change

Video	$177,540	45.1%	200,842	43.8%	(11.6%)	(2.7%)
Music	113,374	28.8	141,690	30.9	(20.0)	(11.3)
Trend	48,420	12.3	46,313	10.1	4.5	11.5
Electronics	36,217	9.2	48,147	10.5	(24.8)	(15.3)
Video games	18,108	4.6	21,552	4.7	(16.0)	1.6
Total	$393,659	100.0%	$458,544	100.0%	(14.2%)	(5.0%)

Video

The Company’s stores offer a wide range of new and used DVDs and Blu-rays in a majority of its stores. Total net sales for Fiscal 2013 in the video category decreased 11.6% due to the lower average store count, and a 2.7% decrease in comparable store sales. Growth in Blu-ray was offset by declines in DVD.

According to Warner Home Video, total video sales in the United States declined 8.3% during the period corresponding with the Company’s Fiscal 2013.

Music

The Company’s stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 11.3% on a comparable store sale basis in Fiscal 2013.

According to SoundScan, total CD unit sales in the United States declined 14.5% during the period corresponding with the Company’s Fiscal 2013.

Trend

The Company’s stores offer a selection of trend and apparel products that relate to theatrical releases, music, and gaming. The trend category increased 11.5% on a comparable store sales basis. Trend represented 12.3% of the Company’s total net sales in Fiscal 2013 versus 10.1% in Fiscal 2012. The Company continues to take advantage of opportunities to strengthen our selection and shift our mix to growing categories of entertainment-related merchandise.

Electronics

The Company’s stores offer a selection of complementary portable electronics and accessories to support our entertainment products. Total net sales in the electronics category decreased 15.3% on a comparable store sales basis. The decline in electronics is due to increased competition in headphones. Electronics represented 9.2% of the Company’s total net sales in Fiscal 2013 versus 10.5% in Fiscal 2012.

Video games

During Fiscal 2013, the Company offered video games in approximately 92 stores. Comparable net sales in the games category increased 1.6%. Video games sales were driven by the release of new gaming consoles.

According to NPD, industry-wide video games sales were down 4.3% during the period corresponding with the Company’s Fiscal 2013.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2013 vs. 2012
	2013	2012	$	%
Gross Profit	$147,904	$172,122	($24,218)	(14.1%)
As a percentage of net sales	37.6%	37.5%

The decline in gross profit was due to lower sales.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2013 vs. 2012
	2013	2012	$	%
Selling, general and administrative expenses	$137,529	$158,572	($21,043)	(13.3%)

As a percentage of net sales	34.9%	34.6%

The $21 million decrease in SG&A expenses is due to a $14 million reduction in store expenses arising from the Company operating an average of 6.3% fewer stores and lower operating expenses in the ongoing stores, as well as a $7 million reduction in incentive expenses. SG&A as a percentage of net sales increased 30 basis points from 34.6% in 2012 to 34.9% in 2013.

Gain on Sale of Asset. The Gain on Sale of Asset in Fiscal 2012 of $22.8 million was due to the sale of real property in Miami, Florida. See Note 3, “Gain on Sale of Asset” in the Notes to the Consolidated Financial Statements for further discussion of the sale. We did not sell any assets during fiscal 2013.

Interest Expense. Interest expense in Fiscal 2013 was $2.0 million compared to $2.4 million in Fiscal 2012. The reduction in interest expense was due to lower costs associated with the Credit Facility as compared to the previous facility.

Other Income. Other income, which includes interest income, was $80,000 in Fiscal 2013 compared to $66,000 in Fiscal 2012.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2013 vs. 2011
	2013	2012	$

Income tax expense	$168	$248	($80)

Effective tax rate	2.0%	0.7%

The Fiscal 2013 and 2012 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest. See Note 6 in the Notes to Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2013 vs. 2012
	2013	2012	$

Net income	$8,277	$33,734	($25,457)

Net income as a percentage of net sales	2.1%	7.4%

Net income for Fiscal 2013 decreased by $25.5 million to $8.3 million, as compared to $33.7 million for Fiscal 2012 primarily due to the $22.8 million gain on the sale of assets in Fiscal 2012, a reduction in store count and a 52-week fiscal year in Fiscal 2013 versus 53 weeks in Fiscal 2012.

Fiscal Year Ended February 2, 2013 (“Fiscal 2012”)
Compared to Fiscal Year Ended January 28, 2012 (“Fiscal 2011”)

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

Net sales by merchandise category for Fiscal 2012 and Fiscal 2011 were as follows:

($ in thousands)	2012 Net Sales	% Total	2011 Net Sales	% Total	Total % Net Sales Change	Comparable Store % Net Sales Change

Video	200,842	43.8%	$229,256	42.3%	(12.4%)	4.0%
Music	141,690	30.9	185,305	34.2	(23.5)	(12.0)
Electronics	48,147	10.5	52,884	9.7	(9.0)	5.0
Trend	46,313	10.1	46,690	8.6	(0.8)	17.0
Video games	21,552	4.7	28,454	5.2	(24.3)	(15.0)
Total	$458,544	100.0%	$542,589	100.0%	(15.5%)	(1.0%)

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

According to Warner Home Video, total video sales in the United States declined 5% during the period corresponding to the Company’s Fiscal 2012.

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

According to NPD, industry-wide video games sales were down 22% during the period corresponding with the Company’s Fiscal 2012.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing activities are expected to be comprised primarily of capital expenditures during fiscal 2014. Cash flows from financing activities are expected to be comprised primarily of payments on capital leases, payment of a special dividend and purchases of company shares under the share repurchase plan during Fiscal 2014. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three-year summary of key components of cash flow and working capital:

($ in thousands)	2013	2012	2013 vs. 2012	2011	2012 vs. 2011
Operating Cash Flows	$7,308	$35,633	$(28,325)	$16,771	$18,862
Investing Cash Flows	(7,828)	25,706	(33,534)	(2,105)	27,811
Financing Cash Flows	(1,460)	(16,872)	15,412	(1,363)	15,509

Capital Expenditures	(7,828)	(3,351)	(4,477)	(2,105)	(1,246)

End of Period Balances:
Cash and Cash Equivalents	131,002	132,982	(1,980)	88,515	44,467
Merchandise Inventory	150,167	155,429	(5,262)	191,327	(35,898)
Merchandise Inventory Per Square Foot	74.0	70.4		74.7
Working Capital	194,311	189,149	5,162	164,295	24,854
Inventory turns	1.6	1.6		1.6

During Fiscal 2013, cash flow from operations was $7.3 million primarily due to net income of $8.3 million. During Fiscal 2012, cash flow from operations was $35.6 million primarily due to a $35.9 million decrease in merchandise inventory and net income of $11.0 million (excluding the impact of the one-time gain from the sales of real property) offset by a $13.7 million reduction in accounts payable.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turnover in Fiscal 2013 was 1.6, the same level as Fiscal 2012. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot was $74.0 per square foot at the end of Fiscal 2013 as compared to $70.4 per square foot at the end of Fiscal 2012. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the

Company’s ability to fund its business. Accounts payable leverage on inventory was 51.7% as of February 1, 2014 compared with 51.1% as of February 2, 2013.

Cash used by investing activities was $7.8 million in Fiscal 2013, compared to cash flows provided by investing activities of $25.7 million in Fiscal 2012. During Fiscal 2013, cash used by investing activities consisted of capital expenditures of $7.8 million. The Company’s capital expenditures consisted primarily of the expenditures for store improvements and investments in information technology. During Fiscal 2012, cash provided by investing activities consisted of proceeds from the sale of real property of $29.1 million, partially offset by capital expenditures of $3.4 million.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash flow from operations. The Company anticipates capital spending of approximately $15.0 million in Fiscal 2014 as the Company invests in strategic initiatives, including investments in our store base and technology.

Cash used in financing activities was $1.5 million in Fiscal 2013, compared to $16.9 million in Fiscal 2012. In Fiscal 2013, the primary uses of cash were stock repurchases of $5.4 million and payments of capital lease obligations of $0.9 million, offset by proceeds from the exercise of long term equity awards of $4.9 million. In Fiscal 2012, the primary uses of cash were payment of a special dividend of $14.9 million and payments of long-term debt and capital lease obligations of $1.7 million and $0.8 million, respectively.

In May 2012, the Company entered into a $75 million credit facility (“Credit Facility”) which amended the previous credit facility. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Credit Facility also contains other terms and conditions, including limitations on the payment of dividends and covenants around the number of store closings. It also changed the formula for interest rates. The Company is compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.25%. In addition, a commitment fee ranging from 0.375% to 0.50% is also payable on unused commitments.

The availability under the Credit Facility is subject to limitations based on sufficient inventory levels.

As of February 1, 2014 and February 2, 2013, the Company did not have any borrowings under the Credit Facility. During Fiscal 2013 and Fiscal 2012, the Company did not have any borrowings under the Credit Facility. As of February 1, 2014 and February 2, 2013, the Company had no outstanding letter of credit obligations and $0.4 million of outstanding letter of credit obligation under the Credit Facility, respectively. The Company had $53 million and $54 million available for borrowing as of February 1, 2014 and February 2, 2013, respectively.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of February 1, 2014, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2014	2015- 2016	2017 - 2018	2019 and Beyond	Total
$ in thousands
Operating lease and maintenance agreement obligations	21,876	21,877	6,970	3,710	54,433
Capital lease obligations	2,325	1,779	—	—	4,104
Purchase obligations (1)	—	—	—	—	—
Other long-term liabilities (2)	1,687	939	258	98	2,982
Pension benefits (3)	137	324	2,280	5,904	8,645
Total	26,025	24,919	9,508	9,712	70,164

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

(2)

Included in other long-term liabilities in the Consolidated Balance Sheet as of February 1, 2014 is the long-term portion of deferred rent of $0.7 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $0.7 million, which is included in operating lease obligations in the table above.

Included in other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(3)	In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 7 of Notes to Consolidated Financial Statements in this report). Total expense related to the Company’s matching contribution was approximately $331,000, $0 and $3,000 in Fiscal 2013, Fiscal 2012 and Fiscal 2011 respectively. The Company postponed its matching contribution effective March 1, 2011. The Company reinstated its matching contribution effective May 1, 2013.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman, Chief Executive Officer and largest shareholder, under three capital leases that expire in the year 2015. The original distribution center/office facility was occupied in 1985.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.3 million, $2.3 million and $2.2 million in Fiscal 2013, 2012 and 2011 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2013, 2012 and 2011. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rent if a specified sales level is achieved. No contingent rent was paid in Fiscal 2013, 2012, and 2011. Total additional charges for the store were approximately $3,800, $6,400 and $6,900 in Fiscal 2013, 2012 and 2011 respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes and accounting for gift card liability. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

Shrink expense, including obsolescence was $5.2 million, $6.6 million and $5.8 million, in Fiscal 2013, 2012 and 2011 respectively.  As a rate to net sales, this equaled 1.3%, 1.4% and 1.1%, respectively.  Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.3 million in additional charge or benefit to cost of sales, based on Fiscal 2013 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal 2013, Fiscal 2012 and Fiscal 2011 of $0.9 million, $1.4 million and $1.7 million, respectively.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets as of February 1, 2014. During Fiscal 2014 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets at a level deemed appropriate by management.

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

Recently Issued Accounting Pronouncements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs is not included. The disclosures required with respect to income statement line item impacts are to be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. Information about the fair value of financial instruments is included in Note 1 of Notes to the Consolidated Financial Statements in this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company’s Consolidated Financial Statements is included in Item 15, and the Consolidated Financial Statements follow the signature page to this report and are incorporated herein by reference.

The quarterly results of operations are included herein in Note 11 of Notes to the Consolidated Financial Statements in this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized, as appropriate, to allow timely decisions regarding required disclosure and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management including the principal executive officer and principal financial officer.

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on our evaluation under the framework in Internal Control- Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of February 1, 2014.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of February 1, 2014, which is included on page F-3 in Item 8 of this report and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC, which Proxy Statement is incorporated by reference.

Code of Ethics

We have adopted the Trans World Entertainment Corporation Code of Ethics that applies to all officers, directors, employees and consultants of the Company. The Code of Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of The NASDAQ Stock Market, Inc. Our Code of Ethics is posted on our Internet website under the “Corporate” page. Our Internet website address is www.twec.com. To the extent required by the rules of the SEC and NASDAQ, we will disclose amendments and waivers relating to our Code of Ethics in the same place on our website.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC, which Proxy Statement is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC, which Proxy Statement is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC, which Proxy Statement is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC, which Proxy Statement is incorporated by reference.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date:	April 17, 2014	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert J. Higgins	Chairman and Chief Executive Officer	April 17, 2014
(Robert J. Higgins)	(Principal Executive Officer)

/s/ John Anderson
(John Anderson)	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	April 17, 2014

/s/ Martin Hanaka
(Martin Hanaka)	Director	April 17, 2014

/s/ Dr. Joseph Morone
(Dr. Joseph G. Morone)	Director	April 17, 2014

/s/ Robert Marks
(Robert Marks)	Director	April 17, 2014

/s/ Michael Nahl
(Michael Nahl)	Director	April 17, 2014

/s/ Michael B. Solow
(Michael B. Solow)	Director	April 17, 2014
27

TRANS WORLD ENTERTAINMENT CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Albany, New York

April 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation’s (the Company) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Trans World Entertainment Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014, and our report dated April 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

April 17, 2014

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share and share amounts)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,002	$132,982
Accounts receivable	2,684	2,631
Merchandise inventory	150,167	155,429
Prepaid expenses and other	7,114	6,734
Total current assets	290,967	297,776

FIXED ASSETS, net	12,419	9,057
OTHER ASSETS	9,031	8,407
TOTAL ASSETS	$312,417	$315,240

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$77,625	$79,438
Accrued expenses and other current liabilities	7,375	10,122
Accrued incentives	498	7,667
Deferred revenue	10,092	10,464
Current portion of capital lease obligations	1,066	936
Total current liabilities	96,656	108,627

CAPITAL LEASE OBLIGATIONS, less current portion	938	2,004
OTHER LONG-TERM LIABILITIES	23,027	23,849
TOTAL LIABILITIES	120,621	134,480

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,298,668 shares and 56,728,146 shares issued, respectively)	583	567
Additional paid-in capital	314,932	309,451
Treasury stock at cost (26,108,846 and 25,102,990 shares, respectively )	(222,948)	(217,555)
Accumulated other comprehensive loss	(119)	(2,774)
Retained earnings	99,348	91,071
TOTAL SHAREHOLDERS’ EQUITY	191,796	180,760
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,417	$315,240

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net sales	$393,659	$458,544	$542,589
Cost of sales	245,755	286,422	344,435
Gross profit	147,904	172,122	198,154
Selling, general and administrative expenses	137,529	158,572	192,653
Gain on sale of asset	—	(22,750)	—
Income from operations	10,375	36,300	5,501
Interest expense	2,010	2,384	3,429
Other income	(80)	(66)	(240)
Income before income taxes	8,445	33,982	2,312
Income tax expense	168	248	150

NET INCOME	$8,277	$33,734	$2,162

BASIC AND DILUTED INCOME PER SHARE:
Basic income per share	$0.25	$1.07	$0.07

Weighted average number of common shares outstanding – basic	32,584	31,577	31,520

Diluted income per share	$0.25	$1.06	$0.07

Weighted average number of common shares outstanding – diluted	32,862	31,878	32,036

Cash dividend paid per share	—	$0.47	—

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net income	$8,277	$33,734	$2,162

Pension income (loss) adjustment	2,655	(617)	(2,573)

Comprehensive income (loss)	$10,932	$33,117	($411)

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity
Balance as of January 29, 2011	56,527	$565	$308,333	(25,103)	($217,555)	$416	$70,039	$161,798
Net income	—	—	—	—	—	—	2,162	2,162
Pension loss adjustment	—	—	—	—	—	(2,573)	—	(2,573)
Stock compensation	—	—	298	—	—	—	—	298
Issuance of stock to Directors	30	1	160	—	—	—	—	161
Balance as of January 28, 2012	56,557	$566	$308,791	(25,103)	($217,555)	($2,157)	$72,201	$161,846
Net income	—	—	—	—	—	—	33,734	33,734
Pension loss adjustment	—	—	—	—	—	(617)	—	(617)
Stock compensation	—	—	97	—	—	—	—	97
Exercise of equity grants	171	1	563	—	—	—	—	564
Cash dividends paid	—	—	—	—	—	—	(14,864)	(14,864)
Balance as of February 2, 2013	56,728	$567	$309,451	(25,103)	($217,555)	($2,774)	$91,071	$180,760
Net Income	—	—	—	—	—	—	8,277	8,277
Pension income adjustment	—	—	—	—	—	2,655	—	2,655
Stock compensation	—	—	255	—	—	—	—	255
Exercise of equity grants	1,477	15	4,854	—	—	—	—	4,869
Purchase of treasury stock	—	—	—	(1,006)	(5,393)	—	—	(5,393)
Issuance of stock to Directors	94	1	372	—	—	—	—	373
Balance as of February 1, 2014	58,299	$583	$314,932	(26,109)	($222,948)	($119)	$99,348	$191,796

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
OPERATING ACTIVITIES:
Net income	$8,277	$33,734	$2,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	4,304	4,437	6,630
Amortization of lease valuations, net	138	138	264
Long term incentive compensation	255	97	312
Loss on disposal of fixed assets	162	151	302
Gain on sale of asset	—	(22,750)	—
Increase in cash surrender value	(1,081)	(668)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(53)	2,658	(1,425)
Merchandise inventory	5,262	35,898	42,837
Prepaid expenses and other	(380)	(3,632)	1,197
Other assets	319	137	1,264
Accounts payable	(1,439)	(13,703)	(36,866)
Accrued expenses, accrued incentives, deferred revenue and other current liabilities	(7,634)	(1,608)	(936)
Other long-term liabilities	(822)	744	1,173
Net cash provided by operating activities	7,308	35,633	16,771

INVESTING ACTIVITIES:
Purchases of fixed assets	(7,828)	(3,351)	(2,105)
Proceeds from sale of asset	—	29,057	—
Net cash provided by (used in) investing activities	(7,828)	25,706	(2,105)

FINANCING ACTIVITIES:
Cash dividends paid	—	(14,864)	—
Exercise of long term equity awards	4,869	564	—
Payments of long-term debt	—	(1,748)	(640)
Payments of capital lease obligations	(936)	(824)	(723)
Purchase of treasury stock	(5,393)	—	—
Net cash used in financing activities	(1,460)	(16,872)	(1,363)

Net increase (decrease) in cash and cash equivalents	(1,980)	44,467	13,303
Cash and cash equivalents, beginning of year	132,982	88,515	75,212
Cash and cash equivalents, end of year	$131,002	$132,982	$88,515
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$2,015	$2,408	$3,206
Issuance of deferred / restricted shares under deferred / restricted stock plans	373	—	—

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, trend, electronics, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com and www.secondspin.com in a single industry segment. As of February 1, 2014, the Company operated 339 stores totaling approximately 2.0 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), and Record Town’s subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory and return costs, valuation of long-lived assets, income taxes, and accounting for gift card liability, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2013, 2012, and 2011 ended February 1, 2014, February 2, 2013, and January 28, 2012, respectively. Fiscal 2013 and Fiscal 2011 had 52 weeks and Fiscal 2012 had 53 weeks. The 53rd week in Fiscal 2012 contributed less than 2% to net sales.

Concentration of Business Risks: The Company purchases inventory from approximately 500 suppliers. In Fiscal 2013, 60% of purchases were made from ten suppliers including Twentieth Century Fox Video, Paramount Home Entertainment, RED Distribution, Sony Music Entertainment, Sony Pictures Home Entertainment, Universal Music Group Distribution, Universal Studios Home Entertainment, Buena Vista Home Entertainment, Warner Home Video and Warner, Elektra, Atlantic Corp Group. . The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

The Company did not recognize an impairment expense during Fiscal 2013, 2012 and 2011. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.2 million, $0.2 million and $0.3 million in Fiscal 2013, 2012 and 2011, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items for Fiscal 2013, 2012, and 2011 in the amount of $6.1 million, $6.0 million, and $4.7 million, respectively.

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $4.2 million, $4.1 million, and $4.8 million in Fiscal 2013, 2012, and 2011, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $4.2 million, $4.0 million, and $4.8 million in Fiscal 2013, 2012, and 2011, respectively.

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

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in deferred revenue in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $3.8 million and $4.5 million at the end of Fiscal 2013 and 2012, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2013, 2012 and 2011 in the amount of $0.7 million, $1.0 million and $1.7 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense (benefit) in the consolidated statements of income.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and pension income (loss) adjustment.

Income Per Share: Basic income per share is calculated by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share is calculated by dividing net income by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s stock award plans.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Weighted average common shares outstanding – basic	32,584	31,577	31,520
Dilutive effect of outstanding stock awards	278	301	516
Weighted average common shares outstanding – diluted	32,862	31,878	32,036

Antidilutive stock awards	2,450	4,541	5,007

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

Segment Information: The Company has one reportable segment.

Note 2. Fixed Assets

Fixed assets consist of the following:

	February 1, 2014	February 2, 2013
	($ in thousands)
Buildings and improvements	$11,838	$9,938
Fixtures and equipment	118,655	117,874
Leasehold improvements	32,622	31,346
Total fixed assets	163,115	159,158
Allowances for depreciation and amortization	(150,696)	(150,101)
Fixed assets, net	$12,419	$9,057

Depreciation of fixed assets is included in the Consolidated Statements of Income as follows:

	Fiscal Year
	2013	2012	2011
	($ in thousands)
Cost of sales	$474	$496	$536
Selling, general and administrative expenses	3,830	3,941	6,094
Total	$4,304	$4,437	$6,630

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

Note 4. Debt

Credit Facility

In May 2012, the Company entered into a $75 million credit facility (“Credit Facility”) which amended the previous credit facility. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Credit Facility also contains other terms and conditions, including limitations on the payment of dividends and covenants around the number of store closings. It also changed the formula for interest rates. The Company is compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.25%. In addition, a commitment fee ranging from 0.375% to 0.50% is also payable on unused commitments.

The availability under the Credit Facility is subject to limitations based on sufficient inventory levels.

As of February 1, 2014 and February 2, 2013, the Company did not have any borrowings under the Credit Facility. During Fiscal 2013 and Fiscal 2012, the Company did not have any borrowings under the Credit Facility. As of February 1, 2014 and February 2, 2013, the Company had no outstanding letter of credit obligations and $0.4 million of outstanding letter of credit obligation under the Credit Facility, respectively. The Company had $53 million and $54 million available for borrowing as of February 1, 2014 and February 2, 2013, respectively.

Mortgage Loan

During Fiscal 2004, the Company borrowed $5.8 million under a mortgage loan to finance the purchase of real estate. During Fiscal 2012, the Company prepaid the remaining obligation on the mortgage loan. No future obligation exists.

Note 5. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2013	2012	2011
	($ in thousands)
Federal – current	($10)	$18	($15)
State – current	178	230	165
Deferred	—	—	—
Income tax expense	$168	$248	$150

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.4%	0.5%	4.6%
Change in valuation allowance	(30.9%)	(34.3%)	(32.8%)
Cash surrender value – insurance/ benefit programs	(4.2%)	(0.6%)	(1.1%)
Other	0.7%	0.1%	0.8%
Effective income tax rate	2.0%	0.7%	6.5%

The Other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization and graduated tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	February 1, 2014	February 2, 2013
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$846	$999
Inventory	345	278

Retirement and compensation related accruals	7,323	10,290
Fixed assets	9,103	10,374
Federal and state net operating loss and credit carryforwards	75,665	74,642
Real estate leases, including deferred rent	2,492	2,299
Losses on investments	1,234	1,221
Goodwill	522	1,160
Other	963	926
Gross deferred tax assets before valuation allowance	98,493	102,189
Less: valuation allowance	(98,493)	(102,189)
Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $157.6 million for federal income tax purposes and approximately $244 million for state income tax purposes as of the end of Fiscal 2013 that expire at various times through 2032 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.2 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.3 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of February 1, 2014, the valuation allowance decreased to $98.5 million from $102.2 million at February 2, 2013. The reduction in the Company’s deferred tax assets was caused primarily by the reversal of certain deductible temporary differences to offset income before income taxes earned in Fiscal 2013. Management will continue to assess the valuation allowance against the gross deferred assets.

During Fiscal 2013, Fiscal 2012 and Fiscal 2011 the Company paid income taxes, net of refunds, of approximately $0.1 million, $0.1 million and $0.1 million, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	($ in thousands)
Unrecognized tax benefits at beginning of the year	$2,078	$2,078	$2,308
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	(60)	—	(230)
Unrecognized tax benefits at end of the year	$2,018	$2,078	$2,078
F-14

As of February 1, 2014, the Company had $2.0 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through Fiscal 2009.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Income. During Fiscal 2013, the Company accrued a provision for interest and penalties of $0.1 million. As of February 1, 2014, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.5 million, including accrued interest and penalties of $1.7 million.

Note 6. Leases

Leases – lessee

As more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements from its Chairman, Chief Executive Officer and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	February 1, 2014	February 2, 2013
	($ in thousands)
Buildings	$9,342	$9,342
Allowances for depreciation and amortization	(7,922)	(7,591)
	$1,420	$1,751

At February 1, 2014, the Company leased 338 stores under operating leases, many of which contain renewal options, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume.

Net rental expense was as follows:

	Fiscal Year
	2013	2012	2011
	($ in thousands)
Minimum rentals	$34,719	$39,591	$50,064
Contingent rentals	31	43	91
	$34,750	$39,634	$50,155
F-15

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at February 1, 2014 are as follows:

	Operating Leases	Capital Leases
	($ in thousands)
2014	21,876	2,325
2015	14,295	1,779
2016	7,582	—
2017	4,548	—
2018	2,422	—
Thereafter	3,710	—
Total minimum payments required	54,433	$4,104
Less: amounts representing interest		2,100
Present value of minimum lease payments		2,004
Less: current portion		1,066
Long-term capital lease obligations		$938

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During Fiscal 2013, minimum rent payments based on a store’s sales volume were $1.1 million.

Note 7. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. As of March 1, 2011, the Company suspended its matching contribution. Effective May 1, 2013, the Company reinstated its matching contribution. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years. Total expense related to the Company’s matching contribution was approximately $331,000, $0 and $3,000 in Fiscal 2013, 2012 and 2011, respectively.

Stock Award Plans

The Company has three employee stock award plans, the 1994 Stock Option Plan and the 2002 Stock Option Plan (the “Old Plans”); and the 2005 Long Term Incentive and Share Award Plan (the “New Plan”). Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans.

Equity awards authorized for issuance under the New Plan total 5.0 million. As of February 1, 2014, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 2.9 million were granted and are outstanding, 2.3 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at February 1, 2014 and February 2, 2013 were 2.7 million and 2.6 million, respectively.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0.3 million, $0.1 million and $0.3 million. For Fiscal 2013, Fiscal 2012 and Fiscal 2011 the related total deferred tax benefit was $0. As of February 1, 2014, there was $0.6 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.8 years.

F-16

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2013	2012	2011
Dividend yield	0%	0%	0%
Expected stock price volatility	67.6%-75.2%	68.5%-76.8%	69.9%-75.4%
Risk-free interest rate	0.85%-2.1%	0.69%-0.98%	1.42%-2.81%
Expected award life ( in years)	4.92-6.98	4.92-6.98	4.92-6.98
Weighted average fair value per share of awards granted during the year	$2.99	$1.70	$1.27

The following table summarizes information about stock option awards outstanding under the Old Plans, New Plan and 1990 Plan as of February 1, 2014:

	Outstanding				Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00-$2.66	445,000	7.0	$2.09	$831,171	82,500	$2.08	$154,094
2.67-5.33	857,525	4.3	5.06	—	611,275	5.30	—
5.34-8.00	204,800	3.2	5.58	—	204,800	5.58	—
8.01-10.67	749,950	0.2	10.31	—	749,950	10.31	—
10.68-13.33	—	—	—	—	—	—	—
13.34-16.00	649,915	1.2	14.32	—	649,915	14.32	—
Total	2,907,190	2.9	$8.07	$831,171	2,298,440	$9.40	$154,094

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $3.96 as of January 31, 2014, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Date Value
Balance January 29, 2011	6,687,058	$0.98-$14.32	$6.80	192,822	$4.19
Granted	310,000	1.73-2.31	2.02	279,898	1.63
Exercised	—	—	—	(110,276)	2.57
Forfeited	(12,925)	1.16-5.50	2.99	—	0.00
Canceled	(857,282)	3.50-14.32	8.82	—	0.00
Balance January 28, 2012	6,126,851	$0.98-$14.32	$6.28	362,444	$2.71
Granted	305,000	2.53-3.05	2.76	10,491	3.53
Exercised	(174,250)	0.98-3.50	3.31	(279,898)	1.63
Forfeited	(703,750)	0.98-2.31	2.15	—	0.00
Canceled	(889,942)	3.50-14.32	8.03	—	0.00
Balance February 2, 2013	4,663,909	$0.98-$14.32	$6.45	93,037	$6.04
Granted	285,000	3.48-4.87	4.74	11,620	4.30
Exercised	(1,477,450)	0.98-3.50	3.29	(93,716)	5.42
Forfeited	(305,000)	1.67-4.87	3.08	—	0.00
Canceled	(259,269)	3.50-14.32	8.45	—	0.00
Balance February 1, 2014	2,907,190	$1.73-$14.32	$8.07	10,941	$9.50

(1)	Other Share Awards include deferred shares granted to Directors.
F-17

During Fiscal 2013, 2012 and 2011, the Company recognized expenses of approximately $50,000, $0 and $13,000, respectively, for deferred shares issued to non-employee directors.

($ in thousands)	Stock Option Exercises
	2013	2012	2011
Cash received for exercise price	$4,869	$564	$0
Intrinsic value	701	92	0

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

For Fiscal 2013, Fiscal 2012 and Fiscal 2011, net periodic benefit cost recognized under both plans totaled approximately $1.5 million, $1.1 million, and $0.7 million, respectively. The accrued pension liability for both plans was approximately $16.3 million and $17.6 million at February 1, 2014 and February 2, 2013, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was approximately $16.1 million and $17.4 million as of February 1, 2014 and February 2, 2013, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:
($ in thousands)	February 1, 2014	February 2, 2013
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$17,585	$16,021
Service cost	110	90
Interest cost	657	638
Actuarial (gain)/loss	(1,936)	199
Benefits paid	(129)	(121)
Plan change	0	758
Projected Benefit obligation at end of year	$16,287	$17,585

Fair value of plan assets at end of year	$—	$—

Funded status	($16,287)	($17,585)
Unrecognized prior service cost	1,300	2,021
Unrecognized net actuarial gain	(2,280)	(346)
Accrued benefit cost	($17,267)	($15,910)

Amounts recognized in the Consolidated Balance Sheets consist of:

($ in thousands)	February 1, 2014	February 2, 2013

Current liability	($137)	($151)
Long term liability	(16,150)	(17,434)
Add: Accumulated other comprehensive (income) loss	(980)	1,675
Net amount recognized	($17,267)	($15,910)
F-18

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other
Comprehensive (Income) Loss:

($ in thousands)

Net Periodic Benefit Cost:	Fiscal Year
	2013	2012	2011
Service cost	$110	$90	$147
Interest cost	656	637	671
Amortization of prior service cost	721	342	342
Amortization of net gain	(2)	(1)	(448)
Net periodic benefit cost	$1,485	$1,068	$712

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

Net prior service cost recognized as a component of net periodic benefit cost	$(721)	($342)
Net actuarial gain recognized as a component of net periodic benefit cost	2	1
Prior service cost arising during the period	0	758
Net actuarial losses / (gains) arising during the period	(1,936)	200
	(2,655)	617
Income tax effect	—	—
Total recognized in other comprehensive (income) loss	($2,655)	$617
Total recognized in net periodic benefit cost
and other comprehensive (income) loss	($1,170)	$1,685

The pre-tax components of accumulated other comprehensive income, which have not yet been recognized as components of net periodic benefit cost as of February 1, 2014, February 2, 2013 and January 28, 2012 and the tax effect are summarized below.

($ in thousands)	February 1, 2014	February 2, 2013	January 28, 2012
Net unrecognized actuarial gain	($2,280)	($346)	($547)
Net unrecognized prior service cost	1,300	2,021	1,605
Accumulated other comprehensive (income) loss	(980)	1,675	1,058
Tax expense	1,099	1,099	1,099
Accumulated other comprehensive loss	$119	$2,774	$2,157

In Fiscal 2014, approximately $721,000 of net unrecognized prior service cost and approximately $143,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at February 1, 2014, will be recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year
	2013	2012
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.25%	3.75%
Salary increase rate	4.00%	4.00%
Measurement date	Feb 1, 2014	Feb 2, 2013

	Fiscal Year
	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.00%	4.00%
Salary increase rate	4.00%	4.00%	4.00%
F-19

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2014	137
2015	127
2016	197
2017	1,079
2018	1,201
2019 - 2023	5,904

Accumulated Other Comprehensive Income (Loss)

($ in thousands)	Pension and Other Benefit
February 2, 2013	($2,774)
Other comprehensive income before reclassifications	1,936
Amounts reclassified from AOCI (1)	719
February 1, 2014	($119)

(1)	Represents amortization of pension and other benefit liabilities, which is recorded in SG&A expenses on the Consolidated Statements of Income.

Note 8. Shareholders’ Equity

During Fiscal 2013, including shares purchased as part of a tender offer, the Company repurchased approximately 1 million shares of common stock for an aggregate purchase price of $5.4 million. As of February 1, 2014, the Company has approximately $19.4 million available for purchase under their repurchase program.

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

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.3 million, $2.3 million and $2.2 million in Fiscal 2013, 2012 and 2011 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2013, 2012 and 2011. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rental if a specified sales level is achieved. Total additional charges for the store, including contingent rent, were approximately $3,800, $6,400 and $6,900 in Fiscal 2013, 2012 and 2011 respectively.

F-20

Note 10. Subsequent Events

In the first quarter of Fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. No cash dividends were paid in 2013 or 2011. The Company’s Credit Facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually. On March 5, 2014, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed to consent to the special cash dividend.

Note 11. Quarterly Financial Information (Unaudited)

	Fiscal 2013 Quarter Ended
	Fiscal 2013	February 1, 2014	November 2, 2013	August 3, 2013	May 4, 2013
	($ in thousands, except for per share amounts)
Net sales	$393,659	$139,185	$79,772	$80,768	$93,934
Gross profit	147,904	49,361	30,740	32,014	35,789
Net income (loss)	$8,277	$12,533	($3,315)	($2,539)	$1,598
Basic income (loss) per share	$0.25	$0.39	($0.10)	($0.08)	$0.05
Diluted income (loss) per share	$0.25	$0.39	($0.10)	($0.08)	$0.05

	Fiscal 2012 Quarter Ended
	Fiscal 2012	February 2, 2013	October 27, 2012	July 28, 2012	April 28, 2012
	($ in thousands, except for per share amounts)
Net sales	$458,544	$163,449	$91,769	$91,038	$112,287
Gross profit	172,122	59,752	34,737	35,818	41,815

Net income (loss)	$33,734	$35,012	($2,188)	($1,886)	$2,796
Basic income (loss) per share	$1.07	$1.11	($0.07)	($0.06)	$0.09
Diluted income (loss) per share	$1.06	$1.09	($0.07)	($0.06)	$0.09

During the fourth quarter of Fiscal 2012, the Company recorded a gain on the sale of an asset of $22.8 million. See Note 3 in the Notes to Consolidated Financial Statements for further detail regarding the gain.

F-21

Index to Exhibits

Document Number and Description

Exhibit No.

3.1	Restated Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.1	Credit Agreement dated January 5, 2006, between Trans World Entertainment Corporation and Bank of America N.A. - incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 10, 2006. Commission File No. 0-14818.

4.2	First Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 29, 2006. Commission File No. 0-14818.

4.3	Second Amendment to Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 23, 2006. Commission File No. 0-14818.

4.4	Amended and Restated Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

4.5	First Amendment to Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated May 4, 2012– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 7, 2012. Commission File No. 0-14818.

4.6	Consent dated November 27, 2012, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2012. Commission File No. 0-14818.

4.7	Consent dated March 5, 2014, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2014. Commission File No. 0-14818.

10.1	Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 – incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

10.2	Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option – incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990. Commission File No. 0-14818.

10.3	Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant – incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.5	Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant, for additional office space at 38 Corporate Circle – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.6	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated – incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation 1994 Stock Option Plan – incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.8	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.10	Employment Agreement, dated as of December 26, 2008, between the Company and Robert J. Higgins. Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2008. Commission File No. 0-14818.

10.11	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.12	Trans World Entertainment Corporation Executive Officers Bonus Plan – incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 20, 2009. Commission File No. 0-14818.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 17, 2014, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2014, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated April 17, 2014, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2014, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

**32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 17, 2014, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2014.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith