Form 10-Q
period 2014-05-03
TRANS WORLD ENTERTAINMENT CORP
filed 2014-06-12
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 3, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

31,870,363 shares outstanding as of May 30, 2014

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	May 3,	February 1,	May 4,
	2014	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,088	$131,002	$111,276
Merchandise inventory	140,138	150,167	153,519
Other current assets	9,759	9,798	10,528
Total current assets	239,985	290,967	275,323

NET FIXED ASSETS	14,944	12,419	8,961
OTHER ASSETS	9,132	9,031	8,589
TOTAL ASSETS	$264,061	$312,417	$292,873

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$46,999	$77,625	$51,608
Accrued expenses and other current liabilities	7,212	7,375	8,965
Accrued Incentives	627	498	7,705
Deferred revenue	9,569	10,092	10,606
Current portion of capital lease obligations	1,101	1,066	967
Total current liabilities	65,508	96,656	79,851

CAPITAL LEASE OBLIGATIONS, less current portion	649	938	1,750
OTHER LONG-TERM LIABILITIES	23,109	23,027	23,850
TOTAL LIABILITIES	89,266	120,621	105,451

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,316,668, 58,298,668 and 58,166,572 shares issued, respectively)	583	583	582
Additional paid-in capital	315,022	314,932	314,320
Treasury stock at cost (26,320,550, 26,108,846 and 25,102,990 shares, respectively)	(223,762)	(222,948)	(217,555)
Accumulated other comprehensive income/(loss)	26	(119)	(2,594)
Retained earnings	82,926	99,348	92,669
TOTAL SHAREHOLDERS’ EQUITY	174,795	191,796	187,422
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$264,061	$312,417	$292,873

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013

Net sales	$87,216	$93,934
Cost of sales	54,439	58,145
Gross profit	32,777	35,789
Selling, general and administrative expenses	32,633	33,659
Income from operations	144	2,130
Interest expense, net	483	484
Income (loss) before income tax expense	(339)	1,646
Income tax expense	47	48
Net income (loss)	$(386)	$1,598

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$(0.01)	$0.05

Weighted average number of common shares outstanding – basic	32,089	32,287

Diluted income (loss) per share	$(0.01)	$0.05

Weighted average number of common shares outstanding – diluted	32,089	32,571

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013

Net income (loss)	$(386)	$1,598

Amortization of pension costs	145	179

Comprehensive income (loss)	$(241)	$1,777

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013
Net cash used by operating activities	$(20,352)	$(25,320)

Cash flows from investing activities:
Purchases of fixed assets	(3,489)	(949)
Net cash used by investing activities	(3,489)	(949)

Cash flows from financing activities:
Cash dividends paid	(16,036)	—
Payments of capital lease obligations	(254)	(223)
Exercise of stock options	31	4,786
Purchase of treasury stock	(814)	—
Net cash provided (used) by financing activities	(17,073)	4,563

Net decrease in cash and cash equivalents	(40,914)	(21,706)
Cash and cash equivalents, beginning of period	131,002	132,982
Cash and cash equivalents, end of period	$90,088	$111,276

Issuance of shares under deferred share plan	—	$50

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 3, 2014 and May 4, 2013

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of May 3, 2014, the Company operated 333 stores totaling approximately 2.0 million square feet in the United States and the Commonwealth of Puerto Rico.

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

Management anticipates that any future cash requirements due to a shortfall in cash from operations would be funded by the Company’s cash and cash equivalents on hand and its revolving credit facility.

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

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the

United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the first quarter of fiscal 2014, the company recorded an adjustment to correct the liability for workers’ compensation claims related to a prior period, which increased Selling, General and Administrative Expenses and decreased Net Income by approximately $700,000. The cumulative effect of this adjustment is deemed immaterial. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

Selling, general and administrative expenses include miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items of $1.3 million for both of the thirteen weeks ending May 3, 2014 and May 4, 2013.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 1, 2014 has been derived from the Company’s February 1, 2014 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 3, 2014 and May 4, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 1, 2014.

Note 3. Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption is permitted. The Company expects to adopt ASU 2014-08 as of the beginning of 2015 and it does not anticipate the adoption of ASU 2014-08 to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 3, 2014 and May 4, 2013 was $60,000 and $99,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended May 3, 2014 and May 4, 2013.

As of May 3, 2014, there was approximately $0.5 million of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 1.6 years.

As of May 3, 2014, stock awards authorized for issuance under the Company’s plans total 12.8 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.1 million were granted and are outstanding, 1.6 million of which were vested and exercisable. Awards available for future grants at May 3, 2014 were 2.7 million.

The following table summarizes stock award activity during the thirteen weeks ended May 3, 2014:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value
Balance February 1, 2014	2,907,190	$8.07	2.90	10,941	$9.50

Granted	—	—	—	1,467	3.73
Exercised	(18,000)	1.73	—	—	—
Forfeited	—	—	—	—	—
Canceled	(752,590)	10.31	—	—	—
Balance May 3, 2014	2,136,600	$7.33	3.54	12,408	$8.82
Exercisable May 3, 2014	1,612,850	$8.66	2.15	12,408	$8.82

(1)	Other Share Awards include deferred shares granted to Directors.

As of May 3, 2014, the intrinsic value of stock awards outstanding was $478,000 and exercisable was $183,000.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	May 3, 2014	May 4, 2013
	(in thousands)
Service cost	$14	$28
Interest cost	172	164
Amortization of prior service cost	180	180
Amortization of net gain	(35)	(1)
Net periodic pension cost	$331	$371

During the thirteen weeks ended May 3, 2014, the Company did not make any cash contributions to the SERP or the Director Retirement Plan, and presently expects to pay approximately $103,000 in benefits relating to the SERP and $34,000 in benefits relating to the Director Retirement Plan during Fiscal 2014.

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

The availability under the Credit Facility is subject to limitations based on inventory levels.

During the first quarters of 2014 and 2013, the Company did not have any borrowings under the Credit Facility. As of May 3, 2014 and May 4, 2013, the Company had no outstanding letter of credit obligations and $378,000 of outstanding letter of credit obligations under the Credit Facility, respectively. The Company had $47 million and $54 million available for borrowing as of May 3, 2014 and May 4, 2013, respectively.

Note 7. Accumulated Other Comprehensive Income/Loss

Accumulated other comprehensive income/loss that the Company reports in the condensed consolidated balance sheets represents the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income (loss) consists of net income and the reclassification of pension costs previously reported in comprehensive income (loss) for the thirteen weeks ended May 3, 2014 and May 4, 2013.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Cost of sales	$123	$124
Selling, general and administrative expenses	782	824
Total	$905	$948

Note 9. Income/ Loss Per Share

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

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 3, 2014	May 4, 2013
	(in thousands)
Weighted average common shares outstanding – basic	32,089	32,287
Dilutive effect of employee stock options	—	284
Weighted average common shares outstanding–diluted	32,089	32,571

Anti-dilutive stock options	1,685	2,396
11

Note 10. Shareholders’ Equity

During the thirteen weeks ended May 3, 2014, the Company repurchased approximately 212,000 shares of common stock at an average price of $3.84 per share, for an aggregate purchase price of $0.8 million, including direct fees related to the purchase of shares, leaving approximately $18.6 million available for purchase under the $22.0 million share repurchase program approved by the Company’s Board of Directors in the third quarter of 2013. The Company classified the repurchased shares as treasury stock on the Company’s balance sheet.

On March 6, 2014, our board of directors declared a special cash dividend of $0.50 per common share, with an ex-dividend date of March 18, 2014. The total special dividend payout was $16 million.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

May 3, 2014 and May 4, 2013

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

At May 3, 2014, the Company operated 333 stores totaling approximately 2.0 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 76% of the Company’s net sales for the thirteen weeks ended May 3, 2014. The balance of categories, including trend, electronics, video games and related products represented 24% of the Company’s net sales for the thirteen weeks ended May 3, 2014.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2014

Compared to the Thirteen Weeks Ended May 4, 2013

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013	Change	%	Comp Store Net Sales
	(in thousands, except store data)
Net sales	$87,216	$93,934	$(6,718)	(7.2%)	0.3%
As a % of sales
Video	47.7%	46.9%			2.4%
Music	28.5%	30.1%			(6.2%)
Trend	10.8%	9.5%			11.0%
Electronics	8.4%	9.1%			(8.3%)
Video Games	4.6%	4.4%			17.1%

Store Count:	333	353	(20)	(5.7%)

Net sales: Comparable sales increased 0.3% for the first quarter due to positive comparable sales in the video, trend, and video games categories. Net sales decreased 7.2% during the thirteen weeks ended May 3, 2014, as compared to the same period last year. The decline in net sales for the thirteen week period resulted from a decrease in store count of 5.7% and an 8.3% decrease in square footage in operation.

Video:

Comparable store net sales in the video category increased 2.4% during the thirteen weeks ended May 3, 2014. The video category represented 47.7% of total net sales for the thirteen weeks ended May 3, 2014 compared to 46.9% in the comparable quarter last year. Video comparable sales were driven by the release of Frozen and strong catalog sales.

According to Warner Brothers Home Video, industry sales were down 5.9% during the period corresponding to the Company’s first fiscal quarter.

Music:

Comparable store net sales in the music category decreased 6.2% during the thirteen weeks ended May 3, 2014. The music category represented 28.5% of total net sales for the thirteen weeks ended May 3, 2014 compared to 30.1% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 21.4% during the period corresponding to the Company’s first fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 11.0% during the thirteen weeks ended May 3, 2014. Trend product represented 10.8% of total net sales for the thirteen weeks ended May 3, 2014 compared to 9.5% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category decreased 8.3% during the thirteen weeks ended May 3, 2014. Electronics net sales represented 8.4% of total net sales for the thirteen weeks ended May 3, 2014 compared to 9.1% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games increased 17.1% during the thirteen weeks ended May 3, 2014. Games sales were driven by sales of new hardware platforms. Currently, 88 stores, or 26.4% of the Company’s stores carry games.

According to NPD Group, industry sales were up 8.4% for the quarter. Video games net sales represent 4.6% of total net sales for the thirteen weeks ended May 3, 2014 compared to 4.4% in the comparable quarter last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change
	May 3, 2014	May 4, 2013	$	%
Gross Profit	$32,777	$35,789	$(3,012)	(8.4%)

As a % of net sales	37.6%	38.1%

Gross profit decreased 8.4% for the thirteen weeks ended May 3, 2014 as compared to the comparable period last year. The decrease in gross profit as a percentage of sales was due to increased promotional activity.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change
	May 3, 2014	May 4, 2013	$	%
SG&A	$32,633	$33,659	$(1,026)	(3.0%)

As a % of net sales	37.4%	35.8%
15

For the thirteen weeks ended May 3, 2014, SG&A expenses decreased $1.0 million, or 3.0% on the net sales decline of 7.2% resulting in a 160 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of net sales is due to higher than historical adjustments for employee related expenses year over year, including an adjustment to correct the liability for workers’ compensation claims related to a prior period, of approximately $700,000. and loss of leverage on fixed expenses due to the sales decline.

Interest Expense, Net. Net interest expense was $483,000 during the thirteen weeks ended May 3, 2014, compared to $484,000 during the thirteen weeks ended May 4, 2013. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

Income Tax Expense (Benefit).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 31, 2015.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance.  As of February 1, 2014, the Company had a net operating loss carry forward of $157.6 million for federal income tax purposes and approximately $244 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen week periods ended May 3, 2014 and May 4, 2013, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen week periods.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended
	May 3, 2014	May 4, 2013	Change
	(in thousands)
Income (loss) before income tax	($339)	$1,646	$(1,985)

Income tax expense	47	48	(1)
Net income (loss)	($386)	$1,598	$(1,984)

For the thirteen weeks ended May 3, 2014, the Company’s net income decreased approximately $2.0 million to a loss of $386,000 from income of $1.6 million for the thirteen weeks ended May 4, 2013. The decrease was due to the decline in gross profit from lower sales, increased promotional activity and a prior period adjustment, recorded in the thirteen weeks ended May 3, 2014, of approximately $700,000.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 3, 2014 and May 4, 2013, or at those dates:

	As of or for the Thirteen weeks ended		Change
(in thousands)	May 3, 2014	May 4, 2013	$
Operating Cash Flows	$(20,352)	$(25,320)	$4,968
Investing Cash Flows	(3,489)	(949)	(2,540)
Financing Cash Flows	(17,073)	4,563	(21,636)
Capital Expenditures	(3,489)	(949)	(2,540)

Cash and Cash Equivalents	90,088	111,276	(21,188)
Merchandise Inventory	140,138	153,519	(13,381)
Working Capital	174,477	195,472	(20,996)
17

The Company had cash and cash equivalents of $90.1 million at May 3, 2014, compared to $131.0 million at February 1, 2014 and $111.3 million at May 4, 2013. Merchandise inventory was $71 per square foot at May 3, 2014 the same level as of May 4, 2013.

Cash used by operating activities was $20.4 million for the thirteen weeks ended May 3, 2014. The primary use of cash was a $30.6 million seasonal reduction of accounts payable, partially offset by a $10.0 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $3.5 million for the thirteen weeks ended May 3, 2014.

Cash used by financing activities was $17.1 million for the thirteen weeks ended May 3, 2014. The primary uses of cash were the purchases of common stock for $814,000 and a dividend payment of $16.0 million.

During the thirteen weeks ended May 3, 2014, the Company repurchased approximately 212,000 shares of common stock at an average price of $3.84 per share, for an aggregate purchase price of approximately $814,000, leaving approximately $18.6 million available for purchase under the stock repurchase program approved by the Board of Directors.

On March 6, 2014, our board of directors declared a special cash dividend of $0.50 per common share, with an ex-dividend date of March 18, 2014. The total special dividend payout was $16.0 million.

Since December 26, 2012, the Company has returned over $37 million to shareholders through special dividends, a tender offer and the share repurchase program as of May 3, 2014.

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

During the first quarters of 2014 and 2013, the Company did not have any borrowings under the Credit Facility. As of May 3, 2014 and May 4, 2013, the Company had no outstanding letter of credit obligations and $378,000 of outstanding letter of credit obligations under the Credit Facility, respectively. The Company had $47 million and $54 million available for borrowing as of May 3, 2014 and May 4, 2013, respectively.

Capital Expenditures. During the thirteen weeks ended May 3, 2014, the Company made capital expenditures of $3.5 million. The Company currently plans to spend approximately $15.0 million for capital expenditures in fiscal 2014.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended February 1, 2014 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since February 1, 2014.

Recently Issued Accounting Pronouncements:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. Early adoption is permitted. The Company expects to adopt ASU 2014-08 as of the beginning of 2015 and it does not anticipate the adoption of ASU 2014-08 to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable. Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 3, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 1, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2013, the Company determined that participants in the Trans World Entertainment Corporation 401(k) Savings Plan (the “401(k) Plan”) had invested in Company Common Stock (the “Common Stock”) under the 401(k) Plan that were not registered under the Securities Act of 1933. Purchases of Common Stock were made on the open market by the 401(k) Plan. Investments in the Common Stock during the third quarter of fiscal 2013 represented 2,568 shares of the Company’s Common Stock with an aggregate purchase price equal to $12,070. Under applicable federal securities laws, certain participants may have a right to rescind their investment and require the Company to repurchase its Common Stock for an amount equal to the price paid for the Common Stock (or if the Common Stock has been sold, to receive damages for any loss that was incurred on the sale), plus interest. Additionally, the Company may be subject to civil and other penalties by regulatory authorities. Generally, the federal statute of limitations applicable to securities rescission rights is one year from the date of acquisition of the security. Investments by the 401(k) Plan in the Common Stock during the preceding twelve months represented 83,389 shares of the Company’s Common Stock with a maximum aggregate offering price equal to $438,626. Based on the May 30, 2014 closing price for the Company’s Common Stock, the maximum potential payment for claims based on these rights is under $250,000.

The failure to register the shares of Common Stock under the 401(k) Plan was inadvertent and the Company intends to make a registered rescission offer to eligible plan participants in the second quarter of fiscal 2014. Based on the current market price of the Company’s Common Stock, the Company does not believe the potential liability for rescission claims is material to the Company’s financial condition or results of operations.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 12, 2014	By: /s/ Robert J. Higgins
Robert J. Higgins
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 12, 2014	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
23