Form 10-Q
period 2014-08-02
TRANS WORLD ENTERTAINMENT CORP
filed 2014-09-11
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

31,608,889 shares outstanding as of August 29, 2014

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,401	$131,002	$95,252
Merchandise inventory	134,600	150,167	151,451
Other current assets	10,202	9,798	11,611
Total current assets	227,203	290,967	258,314

NET FIXED ASSETS	15,821	12,419	11,654
OTHER ASSETS	9,171	9,031	8,794
TOTAL ASSETS	$252,195	$312,417	$278,762

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$42,382	$77,625	$50,309
Accrued expenses and other current liabilities	7,083	7,873	9,021
Deferred revenue	9,076	10,092	10,094
Current portion of capital lease obligations	1,138	1,066	999
Total current liabilities	59,679	96,656	70,423

CAPITAL LEASE OBLIGATIONS, less current portion	351	938	1,488
OTHER LONG-TERM LIABILITIES	23,349	23,027	24,468
TOTAL LIABILITIES	83,379	120,621	96,379

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,316,668, 58,298,668 and 58,166,572 shares issued, respectively)	583	583	582
Additional paid-in capital	315,081	314,932	314,394
Treasury stock at cost (26,638,280, 26,108,846 and 25,520,605 shares, respectively)	(224,848)	(222,948)	(220,308)
Accumulated other comprehensive income (loss)	170	(119)	(2,416)
Retained earnings	77,830	99,348	90,131
TOTAL SHAREHOLDERS’ EQUITY	168,816	191,796	182,383
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,195	$312,417	$278,762

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013

Net sales	$71,908	$80,768	$159,124	$174,702
Cost of sales	43,861	48,754	98,300	106,899
Gross profit	28,047	32,014	60,824	67,803
Selling, general and administrative expenses	32,620	34,018	65,252	67,677
Income (loss) from operations	(4,573)	(2,004)	(4,428)	126
Interest expense, net	476	487	960	970
Loss before income tax expense	(5,049)	(2,491)	(5,388)	(844)
Income tax expense	47	48	94	96
Net loss	$(5,096)	$(2,539)	$(5,482)	$(940)

LOSS PER SHARE:
Loss per share – basic and diluted	$(0.16)	$(0.08)	$(0.17)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	31,831	33,147	31,960	32,717

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013

Net loss	$(5,096)	$(2,539)	$(5,482)	$(940)
Amortization of prior service cost	145	179	289	358
Comprehensive loss	$(4,951)	$(2,360)	$(5,193)	$(582)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended
	August 2,	August 3,
	2014	2013
Net cash used by operating activities	$(24,798)	$(34,628)

Cash flows from investing activities:
Purchases of fixed assets	(5,383)	(4,682)
Net cash used by investing activities	(5,383)	(4,682)

Cash flows from financing activities:
Cash dividends paid	(16,036)	—
Payments of capital lease obligations	(516)	(453)
Exercise of stock options	31	4,786
Purchase of treasury stock	(1,899)	(2,753)
Net cash (used) provided by financing activities	(18,420)	1,580

Net decrease in cash and cash equivalents	(48,601)	(37,730)
Cash and cash equivalents, beginning of period	131,002	132,982
Cash and cash equivalents, end of period	$82,401	$95,252

Issuance of shares under deferred share plan	$0	$50

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

August 2, 2014 and August 3, 2013

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of August 2, 2014, the Company operated 327 stores totaling approximately 1.9 million square feet in the United States and the Commonwealth of Puerto Rico.

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

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the twenty-six weeks ending August 2, 2014, the company recorded an adjustment to correct the liability for workers’ compensation claims related to a prior period, which increased Selling, General and Administrative Expenses and decreased Net Income by approximately $700,000. The cumulative effect of this adjustment is deemed immaterial. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

Selling, general and administrative expenses include miscellaneous income items, other than interest.  The Company recorded miscellaneous income items of $1.4 million for the thirteen weeks ended August 2, 2014 compared to an income of $1.6 million for the thirteen weeks ended August 3, 2013. For the twenty-six weeks ended August 2, 2014, the Company recorded miscellaneous income items of $2.7 million, compared to an income of $2.9 million for the twenty-six weeks ended August 3, 2013.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 1, 2014 has been derived from the Company’s February 1, 2014 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks and twenty-six weeks ended August 2, 2014 and August 3, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 28, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 4. Stock Based Compensation

As of August 2, 2014, there was approximately $712,000 of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.0 years.

As of August 2, 2014, stock awards authorized for issuance under the Company’s plans total 15.8 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.4 million were granted and are outstanding, 1.8 million of which were vested and exercisable. Awards available for future grants at August 2, 2014 were 3.0 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended August 2, 2014:

Dividend yield	0%
Expected stock price volatility	52.6%-68.0%
Risk-free interest rate	1.65%-2.18%
Expected award life (in years)	4.92-5.71
Weighted average fair value per share of awards granted during the period	$1.95

The following table summarizes stock award activity during the twenty-six weeks ended August 2, 2014:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Date Fair Value
Balance February 1, 2014	2,907,190	$8.07	2.90	10,941	$9.50

Granted	192,500	3.36	9.9	26,459	3.23
Exercised	(18,000)	1.73	—	—	—
Forfeited	—	—	—	—	—
Canceled	(752,590)	10.31	—	—	—
Balance August 2, 2014	2,329,100	$7.00	3.83	37,400	$5.07
Exercisable August 2, 2014	1,741,600	$8.18	2.18	37,400	$5.07

(1)	Other Share Awards include deferred shares granted to Directors.

As of August 2, 2014, the intrinsic value of stock awards outstanding was $737,000 and exercisable was $441,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the twenty-six weeks ended August 2, 2014, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $103,000 in benefits relating to the SERP during Fiscal 2014.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. During the twenty-six weeks ended August 2, 2014, the Company did not make any cash contributions to the Director Retirement Plan, and presently expects to pay approximately $34,000 in benefits relating to the Director Retirement Plan during Fiscal 2014.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)		(in thousands)
Service cost	$14	$28	$27	$56
Interest cost	172	164	345	328
Amortization of prior service cost	180	180	360	360
Amortization of net gain	(35)	(1)	(71)	(2)
Net periodic pension cost	$331	$371	$661	$742

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

During the first half of 2014 and 2013, the Company did not have any borrowings under the Credit Facility. As of August 2, 2014 and August 3, 2013, the Company had no outstanding letter of credit obligations and $0.1 million of outstanding letter of credit obligations under the Credit Facility, respectively. The Company had $43 million and $51 million available for borrowing as of August 2, 2014 and August 3, 2013, respectively.

Note 7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income (loss) consists of net income or loss and the reclassification of pension costs previously reported in comprehensive income (loss) for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013. Amortization of prior service cost is recorded under selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in thousands)		(in thousands)
Cost of sales	$128	$120	$251	$244
Selling, general and administrative expenses	858	861	1,640	1,685
Total	$986	$981	$1,891	$1,929

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

For the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Note 10. Shareholders’ Equity

During the twenty-six weeks ended August 2, 2014, the Company repurchased approximately 529,000 shares of common stock at an average price of $3.59 per share, for an aggregate purchase price of $1.9 million, including direct fees related to the purchase of shares. Since the inception of the program, the Company has repurchased approximately 1.1 million shares of common stock at an average price of $4.03 per share, for an aggregate purchase price of approximately $4.5 million. The Company has $17.5 million available for purchase under its repurchase program. The Company classified the repurchased shares as treasury stock on the Company’s balance sheet.

On March 6, 2014, our board of directors declared a special cash dividend of $0.50 per common share, with an ex-dividend date of March 18, 2014. The total special dividend payout was $16.0 million.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

August 2, 2014 and August 3, 2013

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

At August 2, 2014, the Company operated 327 stores totaling approximately 1.9 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 75% of the Company’s net sales for the twenty-six weeks ended August 2, 2014. The balance of categories, including trend, electronics, video games and related products represented 25% of the Company’s net sales for the twenty-six weeks ended August 2, 2014.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). SG&A expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended August 2, 2014

Compared to the Thirteen and Twenty-six Weeks Ended August 3, 2013

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Twenty-six weeks ended
	August 2, 2014	August 3, 2013	Change	%	Comp Store Net Sales	August 2, 2014	August 3, 2013	Change	%	Comp Store Net Sales
	(in thousands, except store data)					(in thousands, except store data))

Net sales	$71,908	$80,768	$(8,860)	(11.0%)	(3.4%)	$159,124	$174,702	(15,578)	(8.9%)	(1.4%)
As a % of sales
Video	44.5%	44.0%			(1.5%)	46.2%	45.1%			0.7%
Music	29.4%	32.0%			(11.5%)	28.9%	31.7%			(8.7%)
Trend	13.0%	11.6%			5.1%	11.8%	9.3%			8.0%
Electronics	9.5%	9.0%			0.7%	8.9%	9.7%			(4.2%)
Video Games	3.6%	3.4%			5.6%	4.2%	4.2%			12.4%

Store Count:						327	355	(28)	(7.8%)

Net sales. Net sales decreased 11.0% and 8.9% during the thirteen and twenty-six weeks ended August 2, 2014, respectively, as compared to the same periods last year. The decline in net sales for the thirteen week period resulted from a decrease in store count of 7.1% and a 3.4% decrease in comparable net sales. The decline in net sales for the twenty-six week period resulted from a decrease in store count of 7.8% and a 1.4% decrease in comparable net sales.

Video:

Comparable store net sales in the video category decreased 1.5% and increased 0.7% during the thirteen and twenty-six weeks ended August 2, 2014, respectively. Comparable store sales increases in Blu-ray were offset by declines in DVD. The video category represented 44.5% of total net sales for the thirteen weeks ended August 2, 2014 compared to 44.0% in the comparable quarter last year.

According to Warner Brothers Home Video, total physical video unit sales industry-wide were down 9.8% during the period corresponding to the Company’s second fiscal quarter.

Music:

Comparable store net sales in the music category decreased 11.5% and 8.7% during the thirteen weeks and twenty-six weeks ended August 2, 2014 respectively. The music category represented 29.4% of total net sales for the thirteen ended August 2, 2014 compared to 32.0% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 17% during the period corresponding to the Company’s second fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 5.1% and 8.0% during the thirteen and twenty-six weeks ended August 2, 2014, respectively. In trend, the Company continues to drive positive comparable store sales as the Company capitalizes on broad based entertainment franchises. Trend product represented 13.0% of total net sales for the thirteen weeks ended August 2, 2014 compared to 11.6% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category increased 0.7% and decreased 4.2% during the thirteen and twenty-six weeks ended August 2, 2014, respectively. The Company was able to drive positive comparable store sales as the Company broadened the product mix in portable speakers and mobile accessories. Electronics net sales represented 9.5% of total net sales for the thirteen weeks ended August 2, 2014 compared to 9.0% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games increased 5.6% and 12.4% during the thirteen and twenty-six weeks ended August 2, 2014, respectively. Currently, 129 stores, or 39.4% of the Company’s stores carry games. Video games net sales represent 3.6% of total net sales for the thirteen weeks ended August 2, 2014 compared to 3.4% in the comparable quarter last year.

According to NPD Group, industry sales were up 29.1% during the period corresponding to the Company’s second fiscal quarter.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change
	August 2, 2014	August 3, 2013	$	%	August 2, 2014	August 3, 2013	$	%
Gross Profit	$28,047	$32,014	$(3,967)	(12.4%)	$60,824	$67,803	$(6,979)	(10.3%)

As a % of sales	39.0%	39.6%			38.2%	38.8%

Gross profit dollars decreased 12.4% and 10.3% for the thirteen and twenty-six weeks ended August 2, 2014, respectively as compared to the same period last year. The decrease in gross profit as a percentage of sales was due to distribution and freight expenses.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change
	August 2, 2014	August 3, 2013	$	%	August 2, 2014	August 3, 2013	$	%
SG&A	$32,620	$34,018	$(1,398)	(4.1%)	$65,252	$67,677	$(2,425)	(3.6%)

As a % of sales	45.4%	42.1%			41.0%	38.8%

For the thirteen weeks ended August 2, 2014, SG&A expenses decreased $1.4 million, or 4.1% on the net sales decline of 11.0% resulting in a 330 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of sales is primarily due to the deleveraging of occupancy and corporate overhead expenses due to sales decline.

For the twenty-six weeks ended August 2, 2014, SG&A expenses decreased $2.4 million, or 3.6% on the net sales decline of 8.9% resulting in a 220 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of sales is primarily due to the deleveraging of occupancy and corporate overhead expenses due to sales decline.

Interest Expense, Net. Net interest expense was $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended August 2, 2014, respectively, compared to $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended August 3, 2013. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

Income Tax Expense (Benefit).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. During fiscal 2011, based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Management continues to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Based on further assessment, management concluded there isn’t sufficient evidence to support reversal of the valuation allowance at this time. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 31, 2015.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance.  As of February 1, 2014, the Company had a net operating loss carry forward of $157.6 million for federal income tax purposes and approximately $244 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and twenty-six week periods.

Net loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Twenty-six weeks ended
	August 2, 2014	August 3, 2013	Change	August 2, 2014	August 3, 2013	Change
	(in thousands)			(in thousands)
Loss before income tax	$(5,049)	$(2,491)	(2,558)	$(5,388)	$(844)	$(4,544)

Income tax expense	47	48	(1)	94	96	(2)
Net loss	$(5,096)	$(2,539)	$(2,557)	$(5,482)	$(940)	$(4,542)

For the thirteen weeks ended August 2, 2014, the Company’s net loss was $5.1 million compared to a loss of $2.5 million for the thirteen weeks ended August 3, 2013. The increase in net loss was due to the decline in gross profit from lower net sales.

For the twenty-six weeks ended August 2, 2014, the Company’s net loss was $5.5 million, compared to net loss of $0.9 million for the twenty-six weeks ended August 3, 2013. The increase in net loss was due to the decline in gross profit from lower net sales.

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

Management anticipates that any future cash requirements due to a shortfall in cash from operations would be funded by the Company’s cash and cash equivalents on hand and its revolving credit facility, discussed hereafter. At the present time, the Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a summary of key components of cash flow and working capital for each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, or at those dates:

	Twenty-six weeks ended		Change
(in thousands)	August 2, 2014	August 3, 2013	$
Operating Cash Flows	$(24,798)	$(34,628)	$7,459
Investing Cash Flows	(5,383)	(4,682)	(701)
Financing Cash Flows	(18,420)	1,580	(20,000)
Capital Expenditures	(5,383)	(4,682)	(701)
Cash and Cash Equivalents	82,401	95,252	(12,851)
Merchandise Inventory	134,600	151,451	(16,851)
Working Capital	167,524	187,891	(20,367)
17

The Company had cash and cash equivalents of $82.4 million at August 2, 2014, compared to $131.0 million at February 1, 2014 and $95.3 million at August 3, 2013. Merchandise inventory was $70 per square foot at August 2, 2014 versus $71 per square foot as of August 3, 2013.

Cash used by operating activities was $24.8 million for the twenty-six weeks ended August 2, 2014. The primary use of cash was a $35.2 million seasonal reduction of accounts payable and payment of $1.6 million in accrued expenses, partially offset by a $15.6 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first half, reflecting payments for merchandise inventory sold during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $5.4 million for the twenty-six weeks ended August 2, 2014.

Cash used by financing activities was $18.4 million for the twenty-six weeks ended August 2, 2014.

The primary uses of cash were the purchases of common stock for $1.9 million and a dividend payment of $16.0 million in the first quarter of 2014.

During the twenty-six weeks ended August 2, 2014, the Company repurchased approximately 529,000 shares of common stock at an average price of $3.59 per share, for an aggregate purchase price of approximately $1.9 million, including direct fees related to the purchase of shares. Since the inception of the program, the Company has repurchased approximately 1.1 million shares of common stock at an average price of $4.03 per share, for an aggregate purchase price of approximately $4.5 million. The Company has approximately $17.5 million available for purchase under its repurchase program. The Company classified the repurchased shares as treasury stock on the Company’s balance sheet.

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

During the first half of 2014 and 2013, the Company did not have any borrowings under the Credit Facility. As of August 2, 2014 and August 3, 2013, the Company had no outstanding letter of credit obligations and $0.1 million of outstanding letter of credit obligations under the Credit Facility, respectively. The Company had $43 million and $51 million available for borrowing as of August 2, 2014 and August 3, 2013, respectively.

Capital Expenditures. During the twenty-six weeks ended August 2, 2014, the Company made capital expenditures of $5.4 million. The Company currently plans to spend approximately $15.0 million for capital expenditures in fiscal 2014.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 28, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 2, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2013, the Company determined that participants in the Trans World Entertainment Corporation 401(k) Savings Plan (the “401(k) Plan”) had invested in Company Common Stock (the “Common Stock”) under the 401(k) Plan that were not registered under the Securities Act of 1933.  Purchases of Common Stock were made on the open market by the 401(k) Plan.  Investments in the Common Stock during the third quarter of fiscal 2013 represented 2,568 shares of the Company’s Common Stock with an aggregate purchase price equal to $12,070.  Under applicable federal securities laws, certain participants may have a right to rescind their investment and require the Company to repurchase its Common Stock for an amount equal to the price paid for the Common Stock (or if the Common Stock has been sold, to receive damages for any loss that was incurred on the sale), plus interest.  Additionally, the Company may be subject to civil and other penalties by regulatory authorities.  Generally, the federal statute of limitations applicable to securities rescission rights is one year from the date of acquisition of the security.  Investments by the 401(k) Plan in the Common Stock during the preceding twelve months represented 83,389 shares of the Company’s Common Stock with an maximum aggregate offering price equal to $438,626.  Based on the August 29, 2014 closing price for the Company’s Common Stock, the maximum potential payment for claims based on these rights is under $250,000.

The failure to register the shares of Common Stock under the 401(k) Plan was inadvertent and the Company intends to make a registered rescission offer to eligible plan participants in the third quarter of fiscal 2014.  Based on the current market price of the Company’s Common Stock, the Company does not believe the potential liability for rescission claims is material to the Company’s financial condition or results of operations.

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
23

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 11, 2014	By: /s/ Robert J. Higgins
Robert J. Higgins Chairman and Chief Executive Officer (Principal Executive Officer)

September 11, 2014	By: /s/ John Anderson
John Anderson Chief Financial Officer (Principal and Chief Accounting Officer)
24