Form 10-Q
period 2014-11-01
TRANS WORLD ENTERTAINMENT CORP
filed 2014-12-11
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,

31,457,720 shares outstanding as of November 28, 2014

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,366	$131,002	$86,028
Merchandise inventory	158,017	150,167	174,884
Other current assets	11,041	9,798	13,812
Total current assets	248,424	290,967	274,724

NET FIXED ASSETS	16,709	12,419	12,647
OTHER ASSETS	9,270	9,031	9,028
TOTAL ASSETS	$274,403	$312,417	$296,399

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$69,335	$77,625	$72,971
Accrued expenses and other current liabilities	6,976	7,873	8,768
Deferred revenue	8,996	10,092	9,788
Current portion of capital lease obligations	1,075	1,066	1,031
Total current liabilities	86,382	96,656	92,558

CAPITAL LEASE OBLIGATIONS, less current portion	142	938	1,218
OTHER LONG-TERM LIABILITIES	23,707	23,027	24,766
TOTAL LIABILITIES	110,231	120,621	118,542

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,325,668, 58,298,668 and 58,166,752 shares issued, respectively)	583	583	582
Additional paid-in capital	315,343	314,932	314,418
Treasury stock at cost (26,797,074, 26,108,846 and 25,823,001 shares, respectively)	(225,423)	(222,948)	(221,723)
Accumulated other comprehensive income (loss)	315	(119)	(2,235)
Retained earnings	73,354	99,348	86,815
TOTAL SHAREHOLDERS’ EQUITY	164,172	191,796	177,857
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,403	$312,417	$296,399

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013

Net sales	$72,456	$79,772	$231,580	$254,473
Cost of sales	43,922	49,032	142,222	155,930
Gross profit	28,534	30,740	89,358	98,543
Selling, general and administrative expenses	32,520	33,552	97,772	101,229
Loss from operations	(3,986)	(2,812)	(8,414)	(2,686)
Interest expense, net	469	481	1,429	1,451
Loss before income tax expense	(4,455)	(3,293)	(9,843)	(4,137)
Income tax expense	21	22	115	119
Net loss	$(4,476)	$(3,315)	$(9,958)	$(4,256)

BASIC AND DILUTED LOSS PER SHARE:

Basic and diluted loss per share	$(0.14)	$(0.10)	$(0.31)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	31,627	32,586	31,860	32,673

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013

Net loss	$(4,476)	$(3,315)	$(9,958)	$(4,256)

Amortization of prior service cost	145	180	434	540

Comprehensive loss	$(4,331)	$(3,135)	$(9,524)	$(3,716)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	November 1,	November 2,
	2014	2013
Net cash used by operating activities	$(24,995)	$(40,020)

Cash flows from investing activities:
Purchases of fixed assets	(7,390)	(6,861)
Net cash used by investing activities	(7,390)	(6,861)

Cash flows from financing activities:

Cash dividends paid	(16,036)	—
Payments of capital lease obligations	(787)	(691)
Exercise of stock options	47	4,786
Purchase of treasury stock	(2,475)	(4,168)
Net cash used by financing activities	(19,251)	(73)

Net decrease in cash and cash equivalents	(51,636)	(46,954)
Cash and cash equivalents, beginning of period	131,002	132,982
Cash and cash equivalents, end of period	$79,366	$86,028

Issuance of shares under deferred share plan	—	$50

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

November 1, 2014 and November 2, 2013

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of November 1, 2014, the Company operated 327 stores totaling approximately 1.9 million square feet in the United States and the Commonwealth of Puerto Rico.

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

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the thirty-nine weeks ending November 1, 2014, the company recorded an adjustment to correct the liability for workers’ compensation claims related to a prior period, which increased Selling, General and Administrative Expenses and Net Loss by approximately $700,000. The cumulative effect of this adjustment is deemed immaterial. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

Selling, general and administrative expenses include miscellaneous income items, other than interest. The Company recorded miscellaneous income items of $1.4 million for the thirteen weeks ended November 1, 2014 compared to an income of $1.6 million for the thirteen weeks ended November 2, 2013. For the thirty-nine weeks ended November 1, 2014, the Company recorded miscellaneous income items of $4.0 million, compared to income of $4.5 million for the thirty-nine weeks ended November 2, 2013.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of February 1, 2014 has been derived from the Company’s February 1, 2014 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 .. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the Company to assess their ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of Company’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard is effective for reporting periods beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this update to have a significant effect on our financial statements.

Note 4. Stock Based Compensation

As of November 1, 2014, there was approximately $1.0 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.7 years.

As of November 1, 2014, stock awards authorized for issuance under the Company’s plans total 15.8 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.8 million were granted and are outstanding, 1.8 million of which were vested and exercisable. Awards available for future grants at November 1, 2014 were 3.0 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended November 1, 2014:

Dividend yield	0%
Expected stock price volatility	47.0%-66.8%
Risk-free interest rate	1.45%-2.18%
Expected award life (in years)	4.92-5.71
Weighted average fair value per share of awards granted during the period	$1.93
9

The following table summarizes stock award activity during the thirty-nine weeks ended November 1, 2014:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Date Fair Value
Balance February 1, 2014	2,907,190	$8.07	2.90	10,941	$9.50

Granted	492,500	3.45	9.8	226,459	3.47
Exercised	(27,000)	1.73	—	—	—
Forfeited	(14,500)	3.66	—	—	—
Canceled	(752,590)	10.31	—	—	—
Balance November 1, 2014	2,605,600	$6.64	4.28	237,400	$3.75
Exercisable November 1, 2014	1,736,350	$8.20	1.93	37,400	$3.75

(1)	Other Share Awards include deferred shares granted to Directors and restricted stock units granted to Chief Executive Officer.

As of November 1, 2014, the intrinsic value of stock awards outstanding was $503,000 and exercisable was $332,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirty-nine weeks ended November 1, 2014, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $103,000 in benefits relating to the SERP during Fiscal 2014.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. During the thirty-nine weeks ended November 1, 2014, the Company did not make any cash contributions to the Director Retirement Plan, and presently expects to pay approximately $34,000 in benefits relating to the Director Retirement Plan during Fiscal 2014.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)		(in thousands)
Service cost	$14	$28	$42	$84
Interest cost	172	164	517	492
Amortization of prior service cost	180	181	540	543
Amortization of net gain	(35)	(1)	(106)	(3)
Net periodic pension cost	$331	$372	$993	$1,116

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

During the thirty-nine weeks of 2014 and 2013, the Company did not have any borrowings under the Credit Facility. As of November 1, 2014 and November 2, 2013, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $65 million available for borrowing as of November 1, 2014 and November 2, 2013, respectively.

Note 7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) that the Company reports in the condensed consolidated balance sheets represents the excess of accrued pension liability over accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income (loss) consists of net income or loss and the reclassification of pension costs previously reported in comprehensive income (loss) for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013. Amortization of pension cost is recorded under selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(in thousands)		(in thousands)
Cost of sales	$129	$116	$380	$361
Selling, general and administrative expenses	953	1,028	2,593	2,713
Total	$1,082	$1,144	$2,973	$3,074

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

For the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Note 10. Shareholders’ Equity

During the thirty-nine weeks ending November 1, 2014, the Company repurchased 688,228 shares of common stock at an average price of $3.60 per share. Since the inception of the program, the Company has repurchased 1,276,469 shares of common stock at an average price of $3.98 per share. The Company has approximately $17.0 million available for purchase under its repurchase program.

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

November 1, 2014 and November 2, 2013

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

At November 1, 2014, the Company operated 327 stores totaling approximately 1.9 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 74% of the Company’s net sales for the thirty-nine weeks ended November 1, 2014. The balance of categories, including trend, electronics, video games and related products represented 26% of the Company’s net sales for the thirty-nine weeks ended November 1, 2014.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). SG&A expenses also include fixed asset and write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended November 1, 2014

Compared to the Thirteen and Thirty-nine Weeks Ended November 2, 2013

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	November 1, 2014	November 2, 2013	Change	%	Comp Store Net Sales	November 1, 2014	November 2, 2013	Change	%	Comp Store Sales
	(in thousands, except store count)					(in thousands, except store count)

Net sales	$72,456	$79,772	$(7,316)	(9.2%)	(1.8%)	$231,580	$254,473	$(22,893)	(9.0%)	(1.5%)
As a % of sales
Video	45.1%	46.0%			(3.1%)	45.8%	45.7%			(0.5%)
Music	27.4%	29.9%			(10.1%)	28.5%	30.6%			(9.1%)
Trend	14.8%	11.7%			21.6%	12.7%	10.9%			12.6%
Electronics	8.8%	8.1%			5.3%	8.9%	8.8%			(1.4%)
Video Games	3.9%	4.3%			(9.7%)	4.1%	4.0%			4.7%

Store Count:						327	360	(33)	(9.2%)
Total Square Footage						1,937	2,141	(204)	(9.5%)

Net sales. Net sales decreased 9.2% and 9.0% during the thirteen and thirty-nine weeks ended November 1, 2014, respectively, as compared to the same periods last year. The decline in net sales for the thirteen week period resulted from a decrease in total store count of 9.2% and a 1.8% decrease in comparable net sales. The decline in net sales for the thirty-nine week period resulted from a decrease in total store count of 9.2% and a 1.5% decrease in comparable net sales.

Video:

Comparable store net sales in the video category decreased 3.1% and 0.5% during the thirteen and thirty-nine weeks ended November 1, 2014, respectively. Video sales were negatively impacted by weaker new releases resulting from a decline in box office sales. The video category represented 45.1% of total net sales for the thirteen weeks ended November 1, 2014 compared to 46.0% in the comparable quarter last year.

According to Warner Brothers Home Video, total physical video sales industries wide were down 12.5% during the period corresponding to the Company’s third fiscal quarter.

Music:

Comparable store net sales in the music category decreased 10.1% and 9.1% during the thirteen weeks and thirty-nine weeks ended November 1, 2014, respectively. The music category represented 27.4% of total net sales for the thirteen weeks ended November 1, 2014 compared to 29.9% in the comparable quarter last year.

According to Soundscan, total physical CD unit sales industry-wide were down 12.4% during the period corresponding to the Company’s third fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 21.6% and 12.6% during the thirteen and thirty-nine weeks ended November 1, 2014, respectively. Trend product represented 14.8% of total net sales for the thirteen weeks ended November 1, 2014 compared to 11.7% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category increased 5.3% and decreased 1.4% during the thirteen and thirty-nine weeks ended November 1, 2014, respectively. Electronics net sales represented 8.8% of total net sales for the thirteen weeks ended November 1, 2014 compared to 8.1% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games decreased 9.7% and increased 4.7% during the thirteen and thirty-nine weeks ended November 1, 2014, respectively. The comparable store net sales decrease in the thirteen week period as the Company was unable to offset the release of Grand Theft Auto in the comparable quarter last year. Currently, 127 stores, or 38.8% of the Company’s stores carry games. Video games net sales represent 3.9% of total net sales for the thirteen weeks ended November 1, 2014, compared to 4.3% in the comparable quarter last year.

According to NPD Group, industry sales were up 2.7% during the period corresponding to the Company’s third fiscal quarter.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change
	November 1, 2014	November 2, 2013	$	%	November 1, 2014	November 2, 2013	$	%
Gross Profit	$28,534	$30,740	$(2,306)	(7.2%)	$89,358	$98,543	$(9,185)	(9.3%)

As a % of sales	39.4%	38.5%			38.6%	38.7%

Gross profit dollars decreased 7.2% and 9.3% for the thirteen and thirty-nine weeks ended November 1, 2014, respectively as compared to the same periods last year. The decline in gross profit dollars is due to the decline in net sales. The decline in net sales was partially offset by an increase in gross profit as a percentage of net sales due to improved margin rates in a majority of our categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change
	November 1, 2014	November 2, 2013	$	%	November 1, 2014	November 2, 2013	$	%
SG&A	$32,520	$33,552	$(1,032)	(3.1%)	$97,772	$101,229	$(3,457)	(3.4%)

As a % of sales	44.9%	42.1%			42.2%	39.8%

For the thirteen weeks ended November 1, 2014, SG&A expenses decreased $1.0 million, or 3.1% on the net sales decline of 9.2% resulting in a 280 basis point increase in SG&A expenses as a percentage of net sales. The decrease in SG&A expenses was driven by the reduction in store count, partially offset by $800,000 in fees related to a legal settlement and expenses associated with the appointment of a new CEO.

For the thirty-nine weeks ended November 1, 2014, SG&A expenses decreased $3.5 million, or 3.4% on the net sales decline of 9.0% resulting in a 240 basis point increase in SG&A expenses as a percentage of net sales. The decrease in SG&A expenses was driven by the reduction in store count, partially offset by $1.7 million in expenses related to a legal settlement, a prior period adjustment to correct the liability for workers compensation and expenses associated with the appointment of a new CEO.

Interest Expense, Net. Net interest expense was $0.5 million and $1.4 million during the thirteen and thirty-nine weeks ended November 1, 2014, respectively, compared to $0.5 million and $1.5 million during the thirteen and thirty-nine weeks ended November 2, 2013. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

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

For the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and thirty-nine week periods.

Net loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Thirty-nine weeks ended
	November 1, 2014	November 2, 2013	Change	November 1, 2014	November 2, 2013	Change
	(in thousands)			(in thousands)
Loss before income tax	$(4,455)	$(3,293)	$(1,162)	$(9,843)	$(4,137)	$(5,706)

Income tax expense	21	22	(1)	115	119	(4)
Net loss	$(4,476)	$(3,315)	$(1,161)	$(9,958)	$(4,256)	$(5,702)

For the thirteen weeks ended November 1, 2014, the Company’s net loss was $4.5 million compared to a loss of $3.3 million for the thirteen weeks ended November 2, 2013. The decrease was due to the decline in gross profit from lower net sales.

For the thirty-nine weeks ended November 1, 2014, the Company’s net loss was $10.0 million, compared to net loss of $4.3 million for the thirty-nine weeks ended November 2, 2013. The decrease was due to the decline in gross profit from lower net sales.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, or at those dates:

	Thirty-nine weeks ended		Change
(in thousands)	November 1, 2014	November 2, 2013	$
Operating Cash Flows	$(24,995)	$(40,020)	$15,025
Investing Cash Flows	(7,390)	(6,861)	(529)
Financing Cash Flows	(19,251)	(73)	(19,178)

Cash and Cash Equivalents	79,366	86,028	(6,662)
Merchandise Inventory	158,017	174,884	(16,867)
Working Capital	162,042	182,166	(20,124)
17

The Company had cash and cash equivalents of $79.4 million at November 1, 2014, compared to $131.0 million at February 1, 2014 and $86.0 million at November 2, 2013. Merchandise inventory was $82 per square foot at November 1, 2014 the same level as of November 2, 2013.

Cash used by operating activities was $25.0 million for the thirty-nine weeks ended November 1, 2014. The primary uses of cash were a net loss of $10.0 million, a $7.8 million seasonal increase of inventory and a reduction of $8.3 million in accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $7.4 million for the thirty-nine weeks ended November 1, 2014.

Cash used by financing activities was $19.3 million for the thirty-nine weeks ended November 1, 2014. The primary uses of cash were the purchases of common stock for $2.5 million and a dividend payment of $16.0 million in the first quarter of 2014.

During the thirty-nine weeks ending November 1, 2014, the Company repurchased 688,228 shares of common stock at an average price of $3.60 per share. Since the inception of the program, the Company has repurchased 1,276,469 shares of common stock at an average price of $3.98 per share. The Company has approximately $17.0 million available for purchase under its repurchase program.

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

During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company did not have any borrowings under the Credit Facility. As of November 1, 2014 and November 2, 2013, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $65 million available for borrowing as of November 1, 2014 and November 2, 2013.

Capital Expenditures. During the thirty-nine weeks ended November 1, 2014, the Company made capital expenditures of $7.4 million. The Company currently plans to spend approximately $11.0 million for capital expenditures in fiscal 2014, including investments to upgrade the Company’s POS system.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the Company to assess their ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of Company’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard is effective for reporting periods beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this update to have a significant effect on our financial statements.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of November 1, 2014 , have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The failure to register the shares of Common Stock under the 401(k) Plan was inadvertent and the Company made a registered rescission offer to eligible plan participants during the third quarter of fiscal 2014. At the end of the rescission period, the Company paid less than $1,000 to pay for losses incurred by plan participants.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 11, 2014	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

December 11, 2014	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
24