Form 10-K
period 2015-01-31
TRANS WORLD ENTERTAINMENT CORP
filed 2015-04-16
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 2, 2014, 31,678,388 shares of the Registrant’s Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 2, 2014 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $60,491,992. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 45.5% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2015, there were 31,159,488 shares of Common Stock issued and outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s July 1, 2015 Annual Meeting of Shareholders to be filed on or about May 29, 2015	III
Consolidated Financial Statements	II

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting	II

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

•	new product introductions (“hit releases”);
•	accelerated declines in compact disc (“CD”) and DVD industry sales;
•	highly competitive nature of the retail entertainment business;
•	new technology, including digital distribution;
•	competitive pricing;
•	current economic conditions and changes in mall traffic;
•	dependence on key employees, the ability to hire new employees and pay competitive wages;
•	the Company’s level of debt and related restrictions and limitations;
•	future cash flows;
•	availability of real estate;
•	vendor terms;
•	interest rate fluctuations;
•	adverse publicity;
•	product liability claims;
•	changes in laws and
•	breach of data security.

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

Stores and Store Concepts

As of January 31, 2015, the Company operated 310 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands.

Mall Stores

As of January 31, 2015, the Company operated 270 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

f.y.e. stores. The Company operated 261 traditional mall-based stores. f.y.e. stores average about 5,300 square feet and carry a full complement of entertainment products, including video, music, trend, electronics, video games and related products.

Video only stores. The Company operated 9 video only stores, predominately under the Suncoast Motion Pictures brand. These stores specialize in the sale of video and related product. They average about 3,100 square feet.

Freestanding Stores

As of January 31, 2015, the Company operated 40 freestanding stores predominantly under the f.y.e. brand. They carry a full complement of entertainment products, including video, music, trend, electronics, video games and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 9,800 square feet.

E-Commerce Sites

The Company operates three retail web sites including www.fye.com, www.wherehouse.com and www.secondspin.com. FYE.com is our flagship site and carries a full complement of entertainment products, including video, music, trend, electronics, video games and related products.  SecondSpin.com is a leading seller of used CDs, DVDs, Blu-Ray, and video games online and carries one of the largest catalogs of used media available online.  Wherehouse.com offers a broad selection of new and used CDs, DVDs, Blu-Ray, and video games.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for Fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Video	43.9%	45.1%	43.8%
Music	27.0	28.8	30.9
Trend	15.2	12.3	10.1
Electronics	9.6	9.2	10.5
Video games	4.3	4.6	4.7
Total	100.0%	100.0%	100.0%

Financial information about industry segments required by this item is included in the Company’s Consolidated Financial Statements, which are incorporated herein by reference.

Business Environment

Based primarily on statistical information obtained from Warner Brothers Home Entertainment and Nielsen Sound Scan (“SoundScan”); physical video and music represent an approximately $10 billion industry nationwide in 2014. Video and music accounted for approximately 71% of the Company’s net sales in Fiscal 2014 versus 74% of sales in Fiscal 2013.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales in 2014 were $6.7 billion compared to $7.5 billion in 2013, a decrease of 10.7%. Industry DVD retail sales decreased 10.9% in 2014 compared to 2013, while Blu-ray sales increased 10.0%.

According to statistical information from SoundScan, the total number of music albums sold, including CD and digital albums, decreased 10.3% to approximately 257 million units in 2014. Excluding digital albums, in Fiscal 2014, album sales decreased 14.1% from Fiscal 2013 to approximately 140 million units.

Competition

Physical media sales have suffered from the shift of content to digital distribution and online retailers (e.g., Amazon) that offer entertainment products at discounted prices and collectively have gained a larger share of the market. As a result of such competition, the number of specialty and independent retailers has decreased dramatically due to their reliance on sales of physical product. The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products;
▪	Selection and assortment: the Company maintains a high in-stock position in a large assortment of products;
▪	Marketing: the Company uses email blasts, social networking, newspaper and radio, in-store visual displays and live events to market to consumers;
▪	Customer service: the Company offers personalized customer service in its stores;
▪	Diversified product mix: the company is expanding the range of product offerings in our existing non-media businesses.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In Fiscal 2014, the fourth quarter accounted for approximately 35% of annual net sales. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays including in-store signage and external banners. It uses a mass-media marketing program, including newspaper and radio advertisements, as well as sending email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 500 suppliers. In Fiscal 2014, 58% of purchases were made from ten suppliers including Twentieth Century Fox Video, Paramount Home Entertainment, RED Distribution, Sony Music Entertainment, Sony Pictures Home Entertainment, Universal Music Group Distribution, Universal Studios Home Entertainment, Buena Vista Home Entertainment, Warner Home Video and Warner, Elektra, Atlantic Corp Group. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return unsold merchandise they have purchased in exchange for other merchandise carried by the suppliers. The four largest music suppliers charge a related merchandise return penalty or return handling fee. Most manufacturers and distributors of video products do not charge a return penalty or handling fee. Under current trade practices with large suppliers, retailers of trend, electronics, video games and related products may receive markdown support from suppliers to help clear discontinued or slow turning merchandise. Merchandise return policies and other trade practices have not changed significantly in recent years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of January 31, 2015, the Company employed approximately 3,000 people, of whom approximately 1,200 were employed on a full-time basis. Others were employed on a part-time basis. The Company hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in-stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

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

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The Fiscal 2014 (“Fiscal 2014”) year ended on January 31, 2015; Fiscal 2013 (“Fiscal 2013”) year ended on February 1, 2014; and Fiscal 2012 (“Fiscal 2012”) year ended on February 2, 2013. Fiscal 2012 consisted of 53 weeks. All other periods presented were 52 weeks.

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

If we cannot successfully diversify our product mix and implement our business strategy our growth and profitability could be adversely impacted. Our future results will depend, among other things, on our success in implementing our business strategy. There can be no assurance that we will be successful in implementing our business strategy or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.

The Company’s results of operations may suffer if the Company does not accurately predict consumer acceptance of new product, distribution technologies or adapt to a shift to multichannel experience.

The entertainment industry is characterized by changing technology, evolving format standards, and new and enhanced product introductions. These characteristics require the Company to respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer. Specifically, CD and DVD formats have experienced a continuous decline as digital forms of music and video content have become more prevalent. If the Company does not timely adapt to these changing technologies or sufficiently focus on the other categories, operating results could significantly suffer.

In addition, multichannel retailing is rapidly evolving with the increasing use of computers, tablets, mobile phones and other devices to shop in stores and online and the increased use of social media as a means of interacting with our customers and enhancing their shopping experiences. If we are unable to adapt to the gowth of multichannel retailing and keep pace with the changing expectations of our customers and new developments by our competitors, customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

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

In addition, the Company’s success depends on our ability to positively differentiate ourselves from other retailers. The retail business is highly competitive. In the past, the Company has been able to compete successfully by differentiating our customer shopping experience, by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, customer service and marketing efforts. Customer perceptions regarding our stores, our in-stock position and deep assortment of product are also factors in our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross profit and expenses. If we fail to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

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

Consumer purchases of discretionary items, such as our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy affects specialty retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our merchandise and adversely impact our results of operations. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit.

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

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in Fiscal 2014. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part to the holiday selling season. The fourth quarter generated approximately 35% of our net sales for Fiscal 2014. Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. The

Company opened six new stores in Fiscal 2014. Likewise, the Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

Breach of data security could harm our business and standing with our customers.

The protection of our customer, employee and business data is critical to us. Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

Our hardware and software systems are vulnerable to damage, theft or intrusion that could harm our business.

Our success, in particular our ability to successfully manage inventory levels and process customer transactions, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory at the store level and aggregate daily sales information, communicate customer information and process purchasing card transactions, process shipments of goods and report financial information.

Any failure of our computer hardware or software systems that causes an interruption in our operations or a decrease in inventory tracking could result in reduced net sales and profitability. Additionally, if any data intrusion, security breach, misappropriation or theft were to occur, we could incur significant costs in responding to such event, including responding to any resulting claims, litigation or investigations, which could harm our operating results.

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

Our Chairman owns approximately 46.9% of the outstanding Common Stock. Therefore, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins, Chairman of the Board of the Company owns approximately 46.9% of the outstanding Common Stock of the Company, as of March 31, 2015 and there are no limitations on his acquiring shares in the future.  Accordingly, Mr. Higgins has significant influence over the election of our directors, the appointment of new management and the approval of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of Mr. Higgins may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company.

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

We operate a distribution center in Albany, New York. We ship approximately 76% of our merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including weather, fire, labor, or other issues we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the center.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for video and music industry related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $3.36 and $4.00 from January 30, 2013 to March 31, 2015. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

The declaration of dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

Our dividend policy may be affected by, among other items, business conditions, changes in our business strategy, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. Additionally, although we have a share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may discontinue it at any time.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of January 31, 2015, the Company operated 310 stores, of which 309 stores are under operating leases, some of which have renewal options. The Company owns 1 store. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2015	175	2019	8

2016	60	2020	4

2017	24	2021 and beyond	15

2018	23

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facility

The Company leases its Albany, New York distribution facility and corporate office space from its largest shareholder and Chairman under three capital lease arrangements that extend through December 2015. These leases are at fixed rent with provisions for biennial increases based on increases in the Consumer Price Index. The Company incurs all property taxes, insurance and maintenance costs. The office portion of the facility is approximately 39,800 square feet and the distribution center portion is approximately 141,500 square feet. The Company is in the process of negotiating a new lease for its distribution facility and corporate office space.

The Company believes that its existing distribution facility is adequate to meet the Company’s planned business needs. Shipments from the distribution facility to the Company’s stores provide approximately 76% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol “TWMC.” As of March 31, 2015, there were 348 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 3, 2013 through March 31, 2015.

	Closing Sales Prices

	High	Low
2013
1st Quarter	$4.40	$3.36
2nd Quarter	$5.24	$4.27
3rd Quarter	$5.12	$4.26
4th Quarter	$4.57	$3.92

2014
1st Quarter	$4.54	$3.63
2nd Quarter	$4.04	$3.16
3rd Quarter	$3.97	$3.27
4th Quarter	$3.47	$3.13

2015
1st Quarter (through March 31, 2015)	$4.00	$3.42

On March 31, 2015, the last reported sale price on the Common Stock on the NASDAQ National Market was $3.70.

Dividend Policy:

In the first quarter of Fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. This was a special dividend and we cannot guarantee any future dividends. The declaration and payment of any future dividends will be at the sole discretion of the board of directors. We did not pay cash dividends in Fiscal 2013. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. On March 5, 2014, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility consented to the payment of the special cash dividend.

Five-Year Performance Graph:

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2010 through January 30, 2015 with the NASDAQ US Benchmark TR Index and with ICB: 5300 Retail (Supersector) index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2010, and that all dividends were reinvested.

11

	2010	2011	2012	2013	2014	2015
Trans World Entertainment Corporation	100	135	190	298	341	342

NASDAQ US Benchmark TR Index	100	124	128	150	184	207

ICB: 5300 Retail (Supersector)	100	119	133	165	201	248

Issuer Purchases of Equity Securities During the Quarter Ended January 31, 2015

The Board of Directors authorized a $22 million share repurchase program in August 2013. The timing of share repurchases under the repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Below is a summary of share repurchase activity for the 3 months period ended January 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 2- November 29, 2014	70,874	$3.30	70,874	$16,684,122

November 30- January 3, 2015	116,304	$3.30	116,304	$16,298,642

January 4- January 31, 2015	110,171	$3.36	110,171	$15,928,684

Total	297,349	$3.33	297,349

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statements of Operations and Balance Sheet data for the five fiscal years ended January 31, 2015 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 2, 2013 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$358,490	$393,659	$458,544	$542,589	$652,416

Cost of sales	222,572	245,755	286,422	344,435	433,036
Gross profit	135,918	147,904	172,122	198,154	219,380
Selling, general and administrative expenses	132,143	137,529	158,572	192,743	244,839
Gain on sale of asset	—	—	(22,750)	—	—
Asset impairment charges	—	—	—	—	1,973
Income (loss) from operations	3,775	10,375	36,300	5,411	(27,432)
Interest expense	1,951	2,010	2,384	3,429	3,557
Other income	(70)	(80)	(66)	(240)	(211)
Income (loss) before income taxes	1,894	8,445	33,982	2,222	(30,778)
Income tax expense (benefit)	116	168	248	150	275
Net income (loss)	$1,778	$8,277	$33,734	$2,072	$(31,053)

Basic earnings (loss) per share	$0.06	$0.25	$1.07	$0.07	$(0.99)

Weighted average number of shares outstanding - basic	31,744	32,584	31,577	31,520	31,417

Diluted earnings (loss) per share	$0.06	$0.25	$1.06	$0.06	$(0.99)

Weighted average number of shares – diluted	31,897	32,862	31,878	32,036	31,417

Cash dividend paid per share	$0.50	—	$0.47	—	—

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013	2012	2011
	(in thousands, except store count data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$280,009	$311,591	$314,414	$312,294	$348,724
Current portion of long-term debt and capital lease obligations	938	1,066	936	1,503	1,363
Long-term obligations	—	938	2,004	4,009	5,511
Shareholders’ equity	$171,740	$190,970	$179,934	$161,020	$161,798

OPERATING DATA:
Store count (open at end of period):
Mall stores	270	293	304	324	376
Freestanding stores	40	46	54	66	84
Total stores	310	339	358	390	460

Comparable store sales decreases(1)	(1%)	(5%)	(1%)	(2%)	(4%)
Total square footage in operation (Year end)	1,799	2,030	2,209	2,562	3,149

Total square footage in operation (Average)	1,940	2,134	2,362	2,913	3,543

1.	A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.
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

As of January 31, 2015, the Company operated 310 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. In Fiscal 2014, the Company’s net sales decreased as compared to Fiscal 2013 as a result of lower average store count and a 1% decrease in comparable store sales.

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

Improving Product Mix and Creating Value for our Customers

The Company tailors the product mix of its stores toward regional tastes in order to optimize the productivity of its stores, seeking to serve key customer segments within each store. We have also focused on creating a stronger value statement for our customers in our two largest categories of video and music to drive additional traffic into the stores and improve customer conversion rates, while offering products in other categories to drive additional sales and traffic to broaden our customer base.

Store Portfolio Evaluation

During Fiscal 2014 and Fiscal 2013, the Company closed 40 and 25 stores, respectively. The Company’s real estate strategy is to maintain our core group of profitable locations, while evaluating opportunities for new locations in new and existing malls. The Company opened 6 stores in Fiscal 2014 and 6 stores in Fiscal 2013. The Company also relocated 5 stores in existing malls in Fiscal 2014.

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

The Company believes that there is near-term opportunity for improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes Internet-based retailers and mass merchants. We believe a specialty retailer that can differentiate itself by offering a distinctive assortment and customer experience, and that can operate efficiently, will be better positioned to maintain or grow market share. Therefore, we remain dedicated to enhancing our product mix through introducing additional product lines, improving the operational efficiency of our stores and offering our customers a rewarding shopping experience.

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

Cost of Sales and Gross Profit: Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, vendor discounts and allowances, shrinkage, obsolescence and distribution costs. Distribution expenses include those costs associated with receiving, inspecting and warehousing merchandise and costs associated with product returns to vendors.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this report). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items for Fiscal 2014, 2013, and 2012 in the amount of $6.1 million, $6.1 million, and $6.0 million, respectively.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended January 31, 2015 (“Fiscal 2014”)

Compared to Fiscal Year Ended February 1, 2014 (“Fiscal 2013”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2014 vs. 2013
($ in thousands)	2014	2013	$	%
Net Sales	$358,490	$393,659	($ 35,169)	(8.9%)

The 8.9% net sales decline from the prior year is due to a 7.6% decline in average stores in operation and a 1.0% decline in comparable store net sales. Stores closed in Fiscal 2013 and Fiscal 2014 recorded sales of $72.1 million in Fiscal 2013. Total product units sold in Fiscal 2014 decreased 6.6% and the average retail price for units sold decreased 3.0%.

Net sales by merchandise category for Fiscal 2014 and Fiscal 2013 were as follows:

($ in thousands)	2014	%	2013	%	Total % Net Sales	Comparable Store % Net
	Net Sales	Total	Net Sales	Total	Change	Sales Change

Video	$157,378	43.9%	$177,540	45.1%	(11.3%)	(3.0%)
Music	96,792	27.0	113,374	28.8	(14.7)	(7.8)
Trend	54,490	15.2	48,420	12.3	12.4	20.2
Electronics	34,415	9.6	36,217	9.2	(5.0)	2.2
Video games	15,415	4.3	18,108	4.6	(14.9)	(4.3)
Total	$358,490	100.0%	$393,659	100.0%	(8.9%)	(1.0%)

Video

The Company’s stores offer a wide range of new and used DVDs and Blu-rays in a majority of its stores. Total net sales for Fiscal 2014 in the video category decreased 11.3% due to the lower average store count, and a 3.0% decrease in comparable store sales. Video sales were negatively impacted by weaker new releases resulting from the decline in box office sales during the year.

According to Warner Home Video, total video sales in the United States declined 9.9% during the period corresponding with the Company’s Fiscal 2014.

Music

The Company’s stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 7.8% on a comparable store sale basis in Fiscal 2014. The Company has offset declines in CD sales by adding vinyl to many of its stores.

According to SoundScan, total CD unit sales in the United States declined 14.1% during the period corresponding with the Company’s Fiscal 2014.

Trend

The Company’s stores offer a selection of trend products that relate to theatrical releases, music, and gaming. The trend category increased 20.2% on a comparable store sales basis. Trend represented 15.2% of the Company’s total net sales in Fiscal 2014 versus 12.3% in Fiscal 2013. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise.

Electronics

The Company’s stores offer a selection of complementary portable electronics and accessories to support our entertainment products. Total net sales in the electronics category increased 2.2% on a comparable store sales basis. Electronics represented 9.6% of the Company’s total net sales in Fiscal 2014 versus 9.2% in Fiscal 2013.

Video games

During Fiscal 2014, the Company offered video games in approximately 120 stores. Comparable net sales in the games category decreased 4.3%.

According to NPD, industry-wide video games sales were up 2.3% during the period corresponding with the Company’s Fiscal 2014.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2014 vs. 2013
	2014	2013	$	%
Gross Profit	$135,918	$147,904	($ 11,986)	(8.1%)
As a percentage of net sales	37.9%	37.6%

The decline in gross profit was due to lower sales.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2014 vs. 2013
	2014	2013	$	%
Selling, general and administrative expenses	$132,143	$137,529	($ 5,386)	(3.9%)

As a percentage of net sales	36.9%	34.9%

The $5.4 million decrease in SG&A expenses is due to a $9 million reduction in store expenses arising from the Company operating an average of 7.1% fewer stores and lower operating expenses in the ongoing stores. SG&A as a percentage of net sales increased 200 basis points from 34.9% in 2013 to 36.9% in 2014 primarily due to expenses associated with the appointment of a new CEO, a legal settlement, higher workers’ compensation and higher per-square-foot occupancy costs.

Interest Expense. Interest expense in Fiscal 2014 was $2.0 million, the same level as Fiscal 2013.

Other Income. Other income, which includes interest income, was $70,000 in Fiscal 2014 compared to $80,000 in Fiscal 2013.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2014 vs. 2013
	2014	2013	$

Income tax expense	$116	$168	($ 52)

Effective tax rate	6.1%	2.0%

The Fiscal 2014 and 2013 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest. See Note 5 in the Notes to Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2014 vs. 2013
	2014	2013	$

Net income	$1,778	$8,277	($ 6,499)

Net income as a percentage of net sales	0.5%	2.1%

Net income for Fiscal 2014 decreased by $6.5 million to $1.8 million, as compared to $8.3 million for Fiscal 2013 primarily due to lower sales partially offset by a higher gross margin rate and a decrease in SG&A expenses.

Fiscal Year Ended February 1, 2014 (“Fiscal 2013”)

Compared to Fiscal Year Ended February 2, 2013 (“Fiscal 2012”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2013 vs. 2012
($ in thousands)	2013	2012	$	%
Net Sales	$393,659	$458,544	($ 64,885)	(14.2%)

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

According to NPD, industry-wide video games sales were down 4.3% during the period corresponding with the Company’s Fiscal 2013.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2013 vs. 2012
	2013	2012	$	%
Gross Profit	$147,904	$172,122	($ 24,218)	(14.1%)
As a percentage of net sales	37.6%	37.5%

The decline in gross profit was due to lower sales.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2013 vs. 2012
	2013	2012	$	%
Selling, general and administrative expenses	$137,529	$158,572	($ 21,043)	(13.3%)

As a percentage of net sales	34.9%	34.6%

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

Other Income. Other income, which includes interest income, was $80,000 in Fiscal 2013 compared to $66,000 in Fiscal 2012.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2013 vs. 2012
	2013	2012	$
Income tax expense	$168	$248	($ 80)
Effective tax rate	2.0%	0.7%

The Fiscal 2013 and 2012 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest. See Note 6 in the Notes to Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2013 vs. 2012
	2013	2012	$
Net income	$8,277	$33,734	($ 25,457)

Net income as a percentage of net sales	2.1%	7.4%
19

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing activities are expected to be comprised primarily of capital expenditures during Fiscal 2015. Cash flows from financing activities are expected to be comprised primarily of payments on capital leases and purchases of company shares under the share repurchase plan. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three-year summary of key components of cash flow and working capital:

($ in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
Operating Cash Flows	$16,808	$7,308	$9,500	$35,633	$(28,325)
Investing Cash Flows	(8,774)	(7,828)	(946)	25,706	(33,534)
Financing Cash Flows	(20,499)	(1,460)	(19,039)	(16,872)	15,412

Capital Expenditures	(8,754)	(7,828)	(926)	(3,351)	(4,477)

End of Period Balances:
Cash and Cash Equivalents	118,537	131,002	(12,465)	132,982	(1,980)
Merchandise Inventory	126,377	150,167	(23,790)	155,429	(5,262)
Merchandise Inventory Per Square Foot	70.3	74.0		70.4
Working Capital	173,444	194,311	(20,894)	189,149	5,162
Inventory turns	1.5	1.6		1.6

During Fiscal 2014, cash flow from operations was $16.8 million primarily due to a reduction of inventory of $23.8 million and income from operations of $3.8 million partially offset by a $14.1 million reduction in accounts payable. During Fiscal 2013, cash flow from operations was $7.3 million primarily due to net income of $8.3 million.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turnover in Fiscal 2014 was 1.5 as compared to 1.6 at the end of Fiscal 2013. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot was $70.3 per square foot at the end of Fiscal 2014 as compared to $74.0 per square foot at the end of Fiscal 2013. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory was 50.3% as of January 31, 2015 compared with 51.7% as of February 1, 2014.

Cash used by investing activities was $8.8 million in Fiscal 2014, compared to cash flows used by investing activities of $7.8 million in Fiscal 2013. During Fiscal 2014 and Fiscal 2013, cash used by investing activities consisted entirely of capital expenditures. The Company’s capital expenditures consisted primarily of the expenditures for store improvements and investments in information technology.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash flow from operations. The Company anticipates capital spending of approximately $15 million in Fiscal 2015 as the Company invests in strategic initiatives.

Cash used in financing activities was $20.5 million in Fiscal 2014, compared to $1.5 million in Fiscal 2013. In Fiscal 2014, the primary uses of cash were payment of a special dividend of $16.0 million and stock repurchases of $3.5 million. In Fiscal 2013, the primary uses of cash were stock repurchases of $5.4 million and payments of capital lease obligations of $0.9 million, offset by proceeds from the exercise of long term equity awards of $4.9 million.

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

As of January 31, 2015 and February 1, 2014, the Company did not have any borrowings under the Credit Facility. During Fiscal 2014 and Fiscal 2013, the Company did not have any borrowings under the Credit Facility. As of January 31, 2015 and February 1, 2014, the Company had no outstanding letter of credit. The Company had $41 million and $53 million available for borrowing as of January 31, 2015 and February 1, 2014, respectively.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 31, 2015, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual		2016-	2018 -	2020 and
Obligation	2015	2017	2019	Beyond	Total
$ in thousands
Operating lease and maintenance agreement obligations	$23,196	23,090	10,395	7,070	63,751
Capital lease obligations	1,779	—	—	—	1,779
Other long-term liabilities (1)	1,680	740	276	156	2,852
Pension benefits (2)	207	2,147	2,402	5,869	10,625
Total	$26,862	25,977	13,073	13,095	79,007

(1)

Included in other long-term liabilities in the Consolidated Balance Sheet as of January 31, 2015 is the long-term portion of deferred rent of $0.7 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $0.9 million, which is included in operating lease obligations in the table above.

Other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(2)	In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 7 of Notes to Consolidated Financial Statements in this report). Total expense related to the Company’s matching contribution was approximately $437,000, $331,000 and $0 in Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively. The Company postponed its matching contribution effective March 1, 2011. The Company reinstated its matching contribution effective May 1, 2013.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman and largest shareholder, under three capital leases that expire in December 2015. The original distribution center/office facility was occupied in 1985. The Company is currently negotiating a new lease for its facility.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.3 million, $2.3 million and $2.3 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2014, Fiscal 2013 and Fiscal 2012. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rent if a specified sales level is achieved. No contingent rent was paid in Fiscal 2014, Fiscal 2013, and Fiscal 2012. Total additional charges for the store were approximately $2,400, $3,800 and $6,400 in Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively. The lease expired and was not renewed as of January 31, 2015.

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

Shrink expense, including obsolescence was $5.0 million, $5.2 million and $6.6 million, in Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively.  As a rate to net sales, this equaled 1.4%, 1.3% and 1.4%, respectively.  Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.2 million in additional charge or benefit to cost of sales, based on Fiscal 2014 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its Fiscal 2014, Fiscal 2013 and Fiscal 2012 of $0.7 million, $0.9 million and $1.4 million, respectively.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets as of January 31, 2015. During Fiscal 2015 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets at a level deemed appropriate by management.

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

The quarterly results of operations are included herein in Note 10 of Notes to the Consolidated Financial Statements in this report.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on our evaluation under the framework in Internal Control- Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of January 31, 2015.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of January 31, 2015, which is included on page F-3 in Item 8 of this report and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about the Company’s Common Stock that may be issued, as new shares, upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 31, 2015:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)

Equity Compensation Plan Approved by Shareholders	2,709,250	$6.81	2,500,000
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1) Includes 237,400 deferred shares under which shares may be issued for no consideration.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 16, 2015	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Feurer	Chief Executive Officer	April 16, 2015
(Michael Feurer)	(Principal Executive Officer)

/s/ John Anderson	Chief Financial Officer
(John Anderson)	(Principal Financial and Chief Accounting Officer)	April 16, 2015

/s/ Robert J. Higgins
(Robert J. Higgins)	Chairman of the Board	April 16, 2015

/s/ Martin Hanaka
(Martin Hanaka)	Director	April 16, 2015

/s/ Dr. Joseph Morone
(Dr. Joseph G. Morone)	Director	April 16, 2015

/s/ Robert Marks
(Robert Marks)	Director	April 16, 2015

/s/ Michael Nahl
(Michael Nahl)	Director	April 16, 2015

/s/ Michael B. Solow
(Michael B. Solow)	Director	April 16, 2015

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

April 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation’s (the Company) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trans World Entertainment Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2015, and our report dated April 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

April 16, 2015

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share and share amounts)

	January 31,	February 1,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,537	$131,002
Accounts receivable	3,545	2,684
Merchandise inventory	126,377	150,167
Prepaid expenses and other	6,699	7,114
Total current assets	255,158	290,967

FIXED ASSETS, net	15,769	11,593
OTHER ASSETS	9,082	9,031
TOTAL ASSETS	$280,009	$311,591

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$63,527	$77,625
Accrued expenses and other current liabilities	7,397	7,873
Deferred revenue	9,852	10,092
Current portion of capital lease obligations	938	1,066
Total current liabilities	81,714	96,656

CAPITAL LEASE OBLIGATIONS, less current portion	—	938
OTHER LONG-TERM LIABILITIES	26,555	23,027
TOTAL LIABILITIES	108,269	120,621

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,337,668 shares and 58,298,668 shares issued, respectively)	583	583
Additional paid-in capital	315,486	314,932
Treasury stock at cost (27,094,423 and 26,108,846 shares, respectively)	(226,412)	(222,948)
Accumulated other comprehensive loss	(2,181)	(119)
Retained earnings	84,264	98,522
TOTAL SHAREHOLDERS’ EQUITY	171,740	190,970
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,009	$311,591

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013

Net sales	$358,490	$393,659	$458,544
Cost of sales	222,572	245,755	286,422
Gross profit	135,918	147,904	172,122
Selling, general and administrative expenses	132,143	137,529	158,572
Gain on sale of asset	—	—	(22,750)
Income from operations	3,775	10,375	36,300
Interest expense	1,951	2,010	2,384
Other income	(70)	(80)	(66)
Income before income taxes	1,894	8,445	33,982
Income tax expense	116	168	248
NET INCOME	$1,778	$8,277	$33,734

BASIC AND DILUTED INCOME PER SHARE:
Basic income per share	$0.06	$0.25	$1.07

Weighted average number of common shares outstanding – basic	31,744	32,584	31,577

Diluted income per share	$0.06	$0.25	$1.06

Weighted average number of common shares outstanding – diluted	31,897	32,862	31,878

Cash dividend paid per share	$0.50	—	$0.47

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013

Net income	$1,778	$8,277	$33,734

Pension (loss) income adjustment	(2,062)	2,655	(617)

Comprehensive (loss) income	($284)	$10,932	$33,117

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Shareholders’ Equity
Balance as of January 28, 2012	56,557	$566	$308,791	(25,103)	($ 217,555)	($ 2,157)	$71,375	$161,020
Net income	—	—	—	—	—	—	33,734	33,734
Pension loss adjustment	—	—	—	—	—	(617)	—	(617)
Stock compensation	—	—	97	—	—	—	—	97
Exercise of equity grants	171	1	563	—	—	—	—	564
Cash dividends paid	—	—	—	—	—	—	(14,864)	(14,864)
Balance as of February 2, 2013	56,728	$567	$309,451	(25,103)	($ 217,555)	($ 2,774)	$90,245	$179,934
Net Income	—	—	—	—	—	—	8,277	8,277
Pension income adjustment	—	—	—	—	—	2,655	—	2,655
Stock compensation	—	—	255	—	—	—	—	255
Exercise of equity grants	1,477	15	4,854	—	—	—	—	4,869
Purchase of treasury stock	—	—	—	(1,006)	(5,393)	—	—	(5,393)
Issuance of stock to Directors	94	1	372	—	—	—	—	373
Balance as of February 1, 2014	58,299	$583	$314,932	(26,109)	($ 222,948)	($ 119)	$98,522	$190,970
Net Income	—	—	—	—	—	—	1,778	1,778
Pension income adjustment	—	—	—	—	—	(2,062)	—	(2,062)
Stock compensation	—	—	429	—	—	—	—	429
Exercise of equity grants	39	—	67	—	—	—	—	67
Purchase of treasury stock	—	—	—	(985)	(3,464)	—	—	(3,464)
Cash Dividends Paid	—	—	—	—	—	—	(16,036)	(16,036)
Amortization of unearned compensation – restricted stock	—	—	58	—	—	—	—	58
Balance as of January 31, 2015	58,338	$583	$315,486	(27,094)	($ 226,412)	($ 2,181)	$84,264	$171,740

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$1,778	$8,277	$33,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	4,388	4,304	4,437
Amortization of lease valuations, net	136	138	138
Long term incentive compensation	487	255	97
Loss on disposal of fixed assets	210	162	151
Gain on sale of asset	—	—	(22,750)
Increase in cash surrender value	(488)	(1,081)	(668)
Changes in operating assets and liabilities:
Accounts receivable	(861)	(53)	2,658
Merchandise inventory	23,790	5,262	35,898
Prepaid expenses and other	415	(380)	(3,632)
Other assets	301	319	137
Accounts payable	(14,098)	(1,439)	(13,703)
Accrued expenses, deferred revenue and other current liabilities	(716)	(10,288)	(991)
Other long-term liabilities	1,466	1,832	127
Net cash provided by operating activities	16,808	7,308	35,633

INVESTING ACTIVITIES:
Purchases of fixed assets	(8,774)	(7,828)	(3,351)
Proceeds from sale of asset	—	—	29,057
Net cash (used in) provided by investing activities	(8,774)	(7,828)	25,706

FINANCING ACTIVITIES:
Cash dividends paid	(16,036)	—	(14,864)
Exercise of long term equity awards	67	4,869	564
Payments of long-term debt	—	—	(1,748)
Payments of capital lease obligations	(1,066)	(936)	(824)
Purchase of treasury stock	(3,464)	(5,393)	—
Net cash used in financing activities	(20,499)	(1,460)	(16,872)

Net (decrease) increase in cash and cash equivalents	(12,465)	(1,980)	44,467
Cash and cash equivalents, beginning of year	131,002	132,982	88,515
Cash and cash equivalents, end of year	$118,537	$131,002	$132,982
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$1,953	$2,015	$2,408
Issuance of deferred / restricted shares under deferred / restricted stock plans	58	373	—

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, trend, electronics, video games and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com, www.wherehouse.com and www.secondspin.com in a single industry segment. As of January 31, 2015, the Company operated 310 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2014, 2013, and 2012 ended January 31, 2015, February 1, 2014, and February 2, 2013, respectively. Fiscal 2014 and Fiscal 2013 had 52 weeks and Fiscal 2012 had 53 weeks. The 53rd week in Fiscal 2012 contributed less than 2% to net sales.

Concentration of Business Risks: The Company purchases inventory from approximately 500 suppliers. In Fiscal 2014, 58% of purchases were made from ten suppliers including Twentieth Century Fox Video, Paramount Home Entertainment, RED Distribution, Sony Music Entertainment, Sony Pictures Home Entertainment, Universal Music Group Distribution, Universal Studios Home Entertainment, Buena Vista Home Entertainment, Warner Home Video and Warner, Elektra, Atlantic Corp Group. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

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

The Company did not recognize an impairment expense during Fiscal 2014, 2013 and 2012. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.2 million, $0.2 million and $0.2 million in Fiscal 2014, 2013 and 2012, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items for Fiscal 2014, 2013, and 2012 in the amount of $6.1 million, $6.1 million, and $6.0 million, respectively.

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $3.4 million, $4.2 million, and $4.1 million in Fiscal 2014, 2013, and 2012, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $3.4 million, $4.2 million, and $4.0 million in Fiscal 2014, 2013, and 2012, respectively.

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

Gift Cards: The Company offers gift cards for sale. A deferred income account, which is included in deferred revenue in the Consolidated Balance Sheets, is established for gift cards issued. The deferred income balance related to gift cards was $3.3 million, $3.8 million and $4.5 million at the end of Fiscal 2014, 2013 and 2012, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for Fiscal 2014, 2013 and 2012 in the amount of $0.7 million, $0.7 million and $1.0 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2014	2013	2012
	(in thousands)
Weighted average common shares outstanding – basic	31,744	32,584	31,577
Dilutive effect of outstanding stock awards	153	278	301
Weighted average common shares outstanding – diluted	31,897	32,862	31,878

Antidilutive stock awards	2,062	2,450	4,541

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

Segment Information: The Company has one reportable segment.

Note 2. Fixed Assets

Fixed assets consist of the following:

	January 31,	February 1,
	2015	2014
	($ in thousands)
Buildings and improvements	$11,838	$11,838
Fixtures and equipment	117,523	118,655
Leasehold improvements	36,417	32,622
Total fixed assets	165,778	163,115
Allowances for depreciation and amortization	(150,009)	(151,522)
Fixed assets, net	$15,769	$11,593

Depreciation of fixed assets is included in the Consolidated Statements of Income as follows:

	Fiscal Year
	2014	2013	2012
	($ in thousands)
Cost of sales	$483	$474	$496
Selling, general and administrative expenses	3,905	3,830	3,941
Total	$4,388	$4,304	$4,437

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

As of January 31, 2015 and February 1, 2014, the Company did not have any borrowings under the Credit Facility. During Fiscal 2014 and Fiscal 2013, the Company did not have any borrowings under the Credit Facility. As of January 31, 2015 and February 1, 2014, the Company had no outstanding letter of credit obligations. The Company had $41 million and $53 million available for borrowing as of January 31, 2015 and February 1, 2014, respectively.

Note 5. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2014	2013	2012
	($ in thousands)
Federal – current	($ 46)	($ 10)	$18
State – current	162	178	230
Deferred	—	—	—
Income tax expense	$116	$168	$248

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	5.6%	1.4%	0.5%
Change in valuation allowance	(25.8%)	(30.9%)	(34.3%)
Cash surrender value – insurance/ benefit programs	(7.6%)	(4.2%)	(0.6%)
Other	(1.1%)	0.7%	0.1%
Effective income tax rate	6.1%	2.0%	0.7%

The Other category is comprised of various items, including the impacts of non deductible meals, dues, penalties, amortization and graduated tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	January 31,	February 1,
	2015	2014
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$675	$846
Inventory	287	345

Retirement and compensation related accruals	7,966	7,323
Fixed assets	8,352	9,103
Federal and state net operating loss and credit carryforwards	75,964	75,665
Real estate leases, including deferred rent	2,268	2,492
Losses on investments	1,228	1,234
Goodwill	223	522
Other	982	963
Gross deferred tax assets before valuation allowance	97,945	98,493
Less: valuation allowance	(97,945)	(98,493)
Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $158.8 million for federal income tax purposes and approximately $247 million for state income tax purposes as of the end of Fiscal 2014 that expire at various times through 2034 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.5 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.2 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 31, 2015, the valuation allowance decreased to $97.9 million from $98.5 million at February 1, 2014. The reduction in the Company’s deferred tax assets was caused primarily by changes in certain deductible temporary differences to offset income before income taxes earned in Fiscal 2014. Management will continue to assess the valuation allowance against the gross deferred assets.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012 the Company paid income taxes, net of refunds, of approximately $0, $0.1 million and $0.1 million, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal
	2014	2013	2012
	($ in thousands)
Unrecognized tax benefits at beginning of the year	$2,018	$2,078	$2,078
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	(88)	(60)	—
Unrecognized tax benefits at end of the year	$1,930	$2,018	$2,078
F-14

As of January 31, 2015, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through Fiscal 2010.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Income. During Fiscal 2014, the Company accrued a provision for interest of $0.1 million. As of January 31, 2015, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.6 million, including accrued interest and penalties of $1.8 million.

Note 6. Leases

Leases – lessee

As more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under three capital lease arrangements from its Chairman and largest shareholder.

Fixed assets recorded under capital leases, which are included in fixed assets on the accompanying Consolidated Balance Sheets, are as follows:

	January 31,	February 1,
	2015	2014
	($ in thousands)
Buildings	$9,853	$9,853
Allowances for depreciation and amortization	(9,442)	(8,302)
	$411	$1,551

During 2014, the Company identified an error in the recording of depreciation expense related to its headquarter building, historically reported as a capital lease. The Company determined that certain building improvements, made years ago, have been depreciating over their estimated useful life and not the lease term, which is shorter. The Company determined that an increase to accumulated depreciation of approximately $826,000 was necessary as of January 28, 2012, which has been recorded as an immaterial adjustment to accumulated depreciation and retained earnings as of January 28, 2012. The Company also recorded additional depreciation expense in 2014 related to the Fiscal 2012 and 2013 periods, the impact of which was not deemed material.

At January 31, 2015, the Company leased 309 stores under operating leases, many of which contain renewal options, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume.

Net rental expense was as follows:

	Fiscal Year
	2014	2013	2012
	($ in thousands)
Minimum rentals	$32,732	$34,719	$39,591
Contingent rentals	11	31	43
	$32,743	$34,750	$39,634
F-15

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at February 1, 2014 are as follows:

	Operating	Capital
	Leases	Leases
	($ in thousands)
2015	$23,196	1,779
2016	14,200	—
2017	8,890	—
2018	6,641	—
2019	3,754	—
Thereafter	7,070	—
Total minimum payments required	$63,751	$1,779
Less: amounts representing interest		841
Present value of minimum lease payments		938
Less: current portion		938
Long-term capital lease obligations		$0

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During Fiscal 2014, minimum rent payments based on a store’s sales volume were $1.1 million.

Note 7. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. As of March 1, 2011, the Company suspended its matching contribution. Effective May 1, 2013, the Company reinstated its matching contribution. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years. Total expense related to the Company’s matching contribution was approximately $437,000, $331,000 and $0 in Fiscal 2014, 2013 and 2012, respectively.

Stock Award Plans

The Company has outstanding awards under three employee stock award plans, the 1994 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Long Term Incentive and Share Award Plan (the “Old Plans”); and the Amended and Restated 2005 Long Term Incentive and Share Award Plan (the “New Plan”). Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans.

Equity awards authorized for issuance under the New Plan total 3.0 million. As of January 31, 2015, of the awards authorized for issuance under the Old Plans, New Plan and 1990 Plan, 2.7 million were granted and are outstanding, 1.8 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at January 31, 2015 and February 1, 2014 were 2.5 million and 2.7 million, respectively.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $0.5 million, $0.3 million and $0.1 million. For Fiscal 2014, Fiscal 2013 and Fiscal 2012 the related total deferred tax benefit was $0. As of January 31, 2015, there was $1.2 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.4 years.

F-16

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2014	2013	2012
Dividend yield	0%	0%	0%
Expected stock price volatility	47.0-66.8%	67.6%-75.2%	68.5%-76.8%
Risk-free interest rate	1.45%-2.18%	0.85%-2.1%	0.69%-0.98%
Expected award life ( in years)	4.92-5.71	4.92-6.98	4.92-6.98
Weighted average fair value per share of awards granted during the year	$1.65	$2.99	$1.70

The following table summarizes information about stock option awards outstanding under the Old Plans, New Plan and 1990 Plan as of January 31, 2015:

	Outstanding				Exercisable
			Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Exercise		Remaining	Exercise	Intrinsic		Exercise	Intrinsic
Price Range	Shares	Life	Price	Value	Shares	Price	Value
$0.00-$2.66	386,000	5.9	$2.13	$518,437	247,250	$2.04	$332,081
2.67-5.33	1,233,125	5.2	4.52	—	624,375	5.27	—
5.34-8.00	204,250	2.1	5.58	—	204,250	5.58	—
8.01-10.67	—	—	—	—	—	—	—
10.68-13.33	—	—	—	—	—	—	—
13.34-16.00	648,475	0.2	14.32	—	648,475	14.32	—
Total	2,471,850	3.8	$6.81	$518,437	1,724,350	$8.25	$332,081

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $3.47 as of January 31, 2015, which would have been received by the award holders had all award holders under the Old Plans, New Plan and 1990 Plan exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of	Stock Award	Weighted	Other	Weighted
	Shares Subject	Exercise Price	Average	Share	Average Grant
	To Option	Range Per Share	Exercise Price	Awards (1)	Date Value
Balance January 28, 2012	6,126,851	$0.98-$14.32	$6.28	362,444	$2.71
Granted	305,000	2.53-3.05	2.76	10,491	3.53
Exercised	(174,250)	0.98-3.50	3.31	(279,898)	1.63
Forfeited	(703,750)	0.98-2.31	2.15	—	0.00
Canceled	(889,942)	3.50-14.32	8.03	—	0.00
Balance February 2, 2013	4,663,909	$0.98-$14.32	$6.45	93,037	$6.04
Granted	285,000	3.48-4.87	4.74	11,620	4.30
Exercised	(1,477,450)	0.98-3.50	3.29	(93,716)	5.42
Forfeited	(305,000)	1.67-4.87	3.08	—	0.00
Canceled	(259,269)	3.50-14.32	8.45	—	0.00
Balance February 1, 2014	2,907,190	$1.73-$14.32	$8.07	10,941	$9.50
Granted	492,500	3.36-3.50	3.44	226,459	3.47
Exercised	(39,000)	1.73	1.73	—	0.00
Forfeited	(136,250)	1.73-4.87	3.64	—	0.00
Canceled	(752,590)	1.73-14.32	10.31	—	0.00
Balance January 31, 2015	2,471,850	$1.73-$14.32	$6.81	237,400	$3.75

(1)	Other Share Awards include deferred shares granted to Directors.
F-17

During Fiscal 2014, 2013 and 2012, the Company recognized expenses of approximately $80,000, $50,000 and $0, respectively, for deferred shares issued to non-employee directors.

($ in thousands)	Stock Option Exercises
	2014	2013	2012
Cash received for exercise price	$67	$4,869	$564
Intrinsic value	86	701	92

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

For Fiscal 2014, Fiscal 2013 and Fiscal 2012, net periodic benefit cost recognized under both plans totaled approximately $1.3 million, $1.5 million, and $1.1 million, respectively. The accrued pension liability for both plans was approximately $19.5 million and $16.3 million at January 31, 2015 and February 1, 2014, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was approximately $19.5 million and $16.1 million as of January 31, 2015 and February 1, 2014, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:
($ in thousands)	January 31,	February 1,
	2015	2014
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$16,287	$17,585
Service cost	55	90
Interest cost	689	638
Actuarial loss	2,640	199
Benefits paid	(121)	(121)
Projected Benefit obligation at end of year	$19,550	$16,287

Fair value of plan assets at end of year	$—	$—

Funded status	($ 19,550)	($ 16,287)
Unrecognized prior service cost	580	1,300
Unrecognized net actuarial loss (gain)	502	(2,280)
Accrued benefit cost	($ 18,468)	($ 17,267)

Amounts recognized in the Consolidated Balance Sheets consist of:
($ in thousands)	January 31,	February 1,
	2015	2014

Current liability	($ 207)	($ 137)
Long term liability	(19,343)	(16,150)
Add: Accumulated other comprehensive loss (income)	1,082	(980)
Net amount recognized	($ 18,468)	($ 17,267)
F-18

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:

($ in thousands)
Net Periodic Benefit Cost:
	Fiscal Year
	2014	2013	2012
Service cost	$55	$110	$90
Interest cost	689	656	637
Amortization of prior service cost	721	721	342
Amortization of net gain	(143)	(2)	(448)
Net periodic benefit cost	$1,322	$1,485	$1,068

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

Net prior service cost recognized as a component of net periodic benefit cost	$(721)	$(721)
Net actuarial gain recognized as a component of net periodic benefit cost	143	2
Net actuarial losses / (gains) arising during the period	2,640	(1,936)
	2,062	(2,655)
Income tax effect	—	—
Total recognized in other comprehensive (income) loss	$2,062	($ 2,655)
Total recognized in net periodic benefit cost
and other comprehensive loss (income)	$3,384	($ 1,170)

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of January 31, 2015, February 1, 2014 and February 2, 2013 and the tax effect are summarized below.

($ in thousands)	January 31,	February 1,	February 2,
	2015	2014	2013
Net unrecognized actuarial loss (gain)	$502	($ 2,280)	($ 346)
Net unrecognized prior service cost	580	1,300	2,021
Accumulated other comprehensive (income) loss	1,082	(980)	1,675
Tax expense	1,099	1,099	1,099
Accumulated other comprehensive loss	$2,181	$119	$2,774

In Fiscal 2015, approximately $342,000 of net unrecognized prior service cost and approximately $35,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 31, 2015, will be recognized as components of net periodic benefit cost.

Assumptions:
	Fiscal Year
	2014	2013
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.00%	4.25%
Salary increase rate	3.00%	4.00%
Measurement date	Jan 31, 2015	Feb 1, 2014

	Fiscal Year
	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	3.75%	4.00%
Salary increase rate	4.00%	4.00%	4.00%
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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2015	207
2016	1,068
2017	1,079
2018	1,201
2019	1,201
2020 – 2024	5,869

Accumulated Other Comprehensive Income (Loss)

($ in thousands)	Pension and Other Benefit
February 1, 2014	($ 119)
Other comprehensive income before reclassifications	(2,640)
Amounts reclassified from AOCI(1)	578
January 31, 2015	($ 2,181)

(1)	Represents amortization of pension and other benefit liabilities, which is recorded in SG&A expenses on the Consolidated Statements of Income.

Note 8. Shareholders’ Equity

During Fiscal 2014, the Company repurchased approximately 1 million shares of common stock for an aggregate purchase price of $3.5 million. Since the inception of the program, the Company has repurchased 1,573,818 shares of common stock at an average price of $3.86 per share. As of January 31, 2015, the Company has approximately $16.0 million available for purchase under their repurchase program.

The Company classified the repurchased shares as treasury stock on the Company’s consolidated balance sheet.

In the first quarter of Fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. No cash dividends were paid in 2013. The Company’s Credit Facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually. On March 5, 2014, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed to consent to the special cash dividend.

Note 9. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman and largest shareholder, under three capital leases that expire in December 2015. The original distribution center/office facility was occupied in 1985. The Company is currently negotiating a new lease for its facility.

Under the three capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.3 million, $2.3 million and $2.3 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively. Pursuant to the terms of the lease agreements, effective January 1, 2002 and every two years thereafter, rental payments will increase in accordance with the biennial increase in the Consumer Price Index. Under the terms of the lease agreements, the Company is responsible for property taxes, insurance and other operating costs with respect to the premises. Mr. Higgins does not have any future obligation for principal and interest. None of the leases contain any real property purchase options at the expiration of its term.

The Company leases one of its retail stores from Mr. Higgins under an operating lease. Annual rental payments under this lease were $40,000 in Fiscal 2014, 2013 and 2012. Under the terms of the lease, the Company pays property taxes, maintenance and a contingent rent if a specified sales level is achieved. No contingent rent was paid in Fiscal 2014, Fiscal 2013, and Fiscal 2012. Total additional charges for the store were approximately $2,400, $3,800 and $6,400 in Fiscal 2014, Fiscal 2013 and Fiscal 2012 respectively. The lease expired and was not renewed as of January 31, 2015.

F-20

Note 10. Quarterly Financial Information (Unaudited)

	Fiscal 2014 Quarter Ended
	Fiscal 2014	January 31, 2015	November 1, 2014	August 2, 2014	May 3, 2014
	($ in thousands, except for per share amounts)
Net sales	$358,490	$126,910	$72,456	$71,908	$87,216
Gross profit	135,918	46,560	28,534	28,047	32,777
Net income (loss)	$1,778	$11,737	($ 4,476)	($ 5,097)	($ 386)
Basic income (loss) per share	$0.06	$0.37	($ 0.14)	($ 0.16)	($ 0.01)
Diluted income (loss) per share	$0.06	$0.37	($ 0.14)	($ 0.16)	($ 0.01)

	Fiscal 2013 Quarter Ended
	Fiscal 2013	February 1, 2014	November 2, 2013	August 3, 2013	May 4, 2013
	($ in thousands, except for per share amounts)
Net sales	$393,659	$139,185	$79,772	$80,768	$93,934
Gross profit	147,904	49,361	30,740	32,014	35,789
Net income (loss)	$8,277	$12,533	($ 3,315)	($ 2,539)	$1,598
Basic income (loss) per share	$0.25	$0.39	($ 0.10)	($ 0.08)	$0.05
Diluted income (loss) per share	$0.25	$0.39	($ 0.10)	($ 0.08)	$0.05
F-21

Index to Exhibits

Document Number and Description

Exhibit No.

3.1	Restated Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws -- incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.4	Amended and Restated Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

4.5	First Amendment to Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated May 4, 2012– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 7, 2012. Commission File No. 0-14818.

4.6	Consent dated November 27, 2012, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2012. Commission File No. 0-14818.

4.7	Consent dated March 5, 2014, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2014. Commission File No. 0-14818.

10.1	Lease, dated April 1, 1985, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant and Amendment thereto dated April 28, 1986 -- incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-6449.

10.2	Second Addendum, dated as of November 30, 1989, to Lease, dated April 1, 1985, among Robert J. Higgins, and Trans World Music Corporation, and Record Town, Inc., exercising five year renewal option -- incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended February 3, 1990. Commission File No. 0-14818.

10.3	Lease, dated November 1, 1989, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant -- incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended February 2, 1991. Commission File No. 0-14818.

10.5	Lease dated September 1, 1998, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Music Corporation, as Tenant, for additional office space at 38 Corporate Circle -- incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.6	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated -- incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation 1994 Stock Option Plan -- incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 1994. Commission File No. 0-14818.

10.8	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended -- incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.10	Employment Agreement, dated as of December 26, 2008, between the Company and Robert J. Higgins. Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2008. Commission File No. 0-14818.

10.11	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.12	Trans World Entertainment Corporation Executive Officers Bonus Plan -- incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 20, 2009. Commission File No. 0-14818.

10.13	Trans World Entertainment Corporation Amended and Restated 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.14	Employment Agreement, dated as of August 27, 2014 between the Company and Michael Feurer, Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 3, 2014. Commission File No. 0-14818

*21	Significant Subsidiaries of the Registrant.

*23	Consent of KPMG llp.

*31.1	Certification of Chief Executive Officer dated April 16, 2014, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated April 16, 2014, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 17, 2014, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith