Form 10-Q
period 2015-05-02
TRANS WORLD ENTERTAINMENT CORP
filed 2015-06-11
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 2, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______ TO______

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,

31,154,500 shares outstanding as of May 2, 2015

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	May 2,	January 31,	May 3,
	2015	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,540	$118,537	$90,088
Merchandise inventory	121,577	126,377	140,138
Other current assets	9,112	10,244	9,759
Total current assets	233,229	255,158	239,985

NET FIXED ASSETS	18,026	15,769	13,914
OTHER ASSETS	9,328	9,082	9,132
TOTAL ASSETS	$260,583	$280,009	$263,031

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$44,582	$63,527	$46,999
Accrued expenses and other current liabilities	7,260	7,397	7,839
Deferred revenue	9,490	9,852	9,569
Current portion of capital lease obligations	649	938	1,101
Total current liabilities	61,981	81,714	65,508

CAPITAL LEASE OBLIGATIONS, less current portion	—	—	649
OTHER LONG-TERM LIABILITIES	26,769	26,555	23,109
TOTAL LIABILITIES	88,750	108,269	89,266

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,337,668, 58,337,668 and 58,316,668 shares issued, respectively)	583	583	583
Additional paid-in capital	315,619	315,486	315,022
Treasury stock at cost (27,183,168, 27,094,423 and 26,320,550 shares, respectively)	(226,732)	(226,412)	(223,762)
Accumulated other comprehensive (loss) income	(2,095)	(2,181)	26
Retained earnings	84,458	84,264	81,896
TOTAL SHAREHOLDERS’ EQUITY	171,833	171,740	173,765
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$260,583	$280,009	$263,031

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net sales	$77,963	$87,216
Cost of sales	47,160	54,439
Gross profit	30,803	32,777
Selling, general and administrative expenses	30,127	32,633
Income from operations	676	144
Interest expense, net	438	483
Income (loss) before income tax expense	238	(339)
Income tax expense	44	47
Net income (loss)	$194	$(386)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$0.01	$(0.01)

Weighted average number of common shares outstanding – basic	31,208	32,089

Diluted income (loss) per share	$0.01	$(0.01)

Weighted average number of common shares outstanding – diluted	31,371	32,089

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net income (loss)	$194	$(386)

Amortization of pension costs	76	145

Comprehensive income (loss)	$270	$(241)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net cash used by operating activities	$(12,009)	$(20,352)

Cash flows from investing activities:
Purchases of fixed assets	(3,379)	(3,489)
Net cash used by investing activities	(3,379)	(3,489)

Cash flows from financing activities:
Cash dividends paid	—	(16,036)
Payments of capital lease obligations	(289)	(254)
Exercise of stock options	—	31
Purchase of treasury stock	(320)	(814)
Net cash used by financing activities	(609)	(17,073)

Net decrease in cash and cash equivalents	(15,997)	(40,914)
Cash and cash equivalents, beginning of period	118,537	131,002
Cash and cash equivalents, end of period	$102,540	$90,088

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 2, 2015 and May 3, 2014

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of May 2, 2015, the Company operated 310 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

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

Seasonality:

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2014, the fourth quarter accounted for approximately 35% of annual net sales and all of net income. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings, store closings and the performance of existing stores.

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

Selling, general and administrative expenses include miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items of $1.5 million and $1.3 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2015 has been derived from the Company’s January 31, 2015 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended May 2, 2015 and May 3, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2015.

Note 3. Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. The Company adopted ASU 2014-08 as of the beginning of 2015 and it did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended May 2, 2015 and May 3, 2014 was approximately $133,000 and $60,000, respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended May 2, 2015 and May 3, 2014.

As of May 2, 2015, there was approximately $756,000 of unrecognized compensation cost related to stock award awards that is expected to be recognized as expense over a weighted average period of 2.1 years.

As of May 2, 2015, stock awards authorized for issuance under the Company’s current long term equity incentive plans total 8.0 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.2 million were granted and are outstanding, 1.2 million of which were vested and exercisable. Awards available for future grants at May 2, 2015 were 2.4 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirteen weeks ended May 2, 2015:

Dividend yield	0%
Expected stock price volatility	42.0%-50.2%
Risk-free interest rate	1.32%-1.71%
Expected award life (in years)	4.98-5.71
Weighted average fair value per share of awards granted during the period	$1.47

The following table summarizes stock award activity during the thirteen weeks ended May 2, 2015:

	Employee and Director Stock Award Plans
	Number of	Weighted	Weighted	Other	Weighted
	Shares Subject To Option	Average Exercise Price	Average Remaining Contractual Term	Share Awards(1)	Average Grant Fair Value
Balance January 31, 2015	2,465,110	$6.81	3.8	237,400	$3.75
Granted	135,000	3.73	9.9	13,774	3.63
Canceled	(668,735)	14.00	—	—	—
Balance May 2, 2015	1,931,375	$4.10	5.2	251,174	$3.74
Exercisable May 2, 2015	1,182,625	$4.42	3.0	51,774	$4.68

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of May 2, 2015, the intrinsic value of stock awards outstanding was approximately $680,000 and exercisable was $455,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirteen weeks ended May 2, 2015, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $182,000 in benefits relating to the SERP during Fiscal 2015.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. During the thirteen weeks ended May 2, 2015, the Company did not make any cash contributions to the Director Retirement Plan, and presently expects to pay approximately $25,000 in benefits relating to the Director Retirement Plan during Fiscal 2015.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
	(in thousands)
Service cost	$17	$14
Interest cost	145	172
Amortization of prior service cost	85	180
Amortization of net gain	(9)	(35)
Net periodic pension cost	$238	$331

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

During the first quarters of 2015 and 2014, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during Fiscal 2012, Fiscal 2013 and Fiscal 2014. As of May 2, 2015 and May 3, 2014, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $38 million and $47 million available for borrowing as of May 2, 2015 and May 3, 2014, respectively.

Note 7. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) that the Company reports in the condensed consolidated balance sheets represents the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income (loss) consists of net income and the reclassification of pension costs previously reported in comprehensive income (loss) for the thirteen weeks ended May 2, 2015 and May 3, 2014.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Cost of sales	$122	$123
Selling, general and administrative expenses	964	782
Total	$1,086	$905

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

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	May 2, 2015	May 3, 2014
	(in thousands)

Weighted average common shares outstanding – basic	31,208	32,089
Dilutive effect of employee stock options	163	—
Weighted average common shares outstanding–diluted	31,371	32,089

Anti-dilutive stock options	1,405	1,685

Note 10. Shareholders’ Equity

During the thirteen weeks ending May 2, 2015, the Company repurchased 88,745 shares of common stock at an average price of $3.57 per share. Since the inception of the program, the Company has repurchased 1,662,563 shares of common stock at an average price of $3.84 per share. The Company has approximately $15.6 million available for purchase under its repurchase program.

The Company classified the repurchased shares as treasury stock on the Company’s balance sheet.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

May 2, 2015 and May 3, 2014

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

At May 2, 2015, the Company operated 310 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment product, including video and music. In total, these two categories represented 73% of the Company’s net sales for the thirteen weeks ended May 2, 2015. The balance of categories, including trend, electronics, video games and related products represented 27% of the Company’s net sales for the thirteen weeks ended May 2, 2015.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items of $1.5 million and $1.3 million for the thirteen weeks ended May 2, 2015 and May 3, 2014.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2015

Compared to the Thirteen Weeks Ended May 3, 2014

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014	Change	%	Comp Store Net Sales
	(in thousands, except store data)

Net sales	$77,963	$87,216	$(9,253)	(10.6%)	(3.0)%
As a % of sales
Video	46.1%	47.7%			(7.4%)
Music	27.3%	28.5%			(7.1%)
Trend	14.3%	10.8%			26.5%
Electronics	9.0%	8.4%			6.1%
Video Games	3.3%	4.6%			(23.0%)

Store Count:	310	333	(23)	(6.9%)

Net sales: Comparable sales decreased 3.0% for the first quarter due to negative comparable sales in the video, music, and video games categories. Net sales decreased 10.6% during the thirteen weeks ended May 2, 2015, as compared to the same period last year. The decline in net sales for the thirteen week period resulted from a decrease in store count of 6.9%.

Video:

Comparable store net sales in the video category decreased 7.4% during the thirteen weeks ended May 2, 2015. The video category represented 46.1% of total net sales for the thirteen weeks ended May 2, 2015 compared to 47.7% in the comparable quarter last year. Video comparable sales in 2015 were negatively impacted by the release of Frozen in last year’s first quarter.

According to Warner Brothers Home Video, total physical video sales industrywide were down 20.1% during the period corresponding to the Company’s first fiscal quarter.

Music:

Comparable store net sales in the music category decreased 7.1% during the thirteen weeks ended May 2, 2015. The music category represented 27.3% of total net sales for the thirteen weeks ended May 2, 2015 compared to 28.5% in the comparable quarter last year.

According to Soundscan, total physical unit sales of albums industry-wide were down 8.5% during the period corresponding to the Company’s first fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 26.5% during the thirteen weeks ended May 2, 2015. Trend product represented 14.3% of total net sales for the thirteen weeks ended May 2, 2015 compared to 10.8% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category increased 6.1% during the thirteen weeks ended May 2, 2015. Electronics net sales represented 9.0% of total net sales for the thirteen weeks ended May 2, 2015 compared to 8.4% in the comparable quarter last year.

Video Games:

Comparable store net sales for video games decreased 23.0% during the thirteen weeks ended May 2, 2015. Currently, 56 stores, or 18.1% of the Company’s stores carry games on a go forward basis.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change
	May 2, 2015	May 3, 2014	$	%
Gross Profit	$30,803	$32,777	$(1,974)	(6.0%)

As a % of net sales	39.5%	37.6%

Gross profit decreased 6.0% for the thirteen weeks ended May 2, 2015 as compared to the comparable period last year. The increase in gross profit as a percentage of sales was driven by increases in all of our merchandise categories through disciplined inventory control, better price management and a shift in mix to higher margin categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change
	May 2, 2015	May 3, 2014	$	%
SG&A	$30,127	$32,633	$(2,506)	(7.7%)

As a % of net sales	38.6%	37.4%

For the thirteen weeks ended May 2, 2015, SG&A expenses decreased $2.5 million, or 7.7% on the net sales decline of 10.6% resulting in a 120 basis point increase in SG&A expenses as a percentage of net sales. The increase in SG&A as a percentage of net sales is due to lost leverage on the comparable sales decline.

Interest Expense, Net. Net interest expense was approximately $438,000 during the thirteen weeks ended May 2, 2015, compared to approximately $483,000 during the thirteen weeks ended May 3, 2014. Net interest expense consists primarily of interest on capital leases, unused commitment fees and the amortization of fees related to the Company’s credit facility.

Income Tax Expense (Benefit).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 30, 2016.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance.  As of January 31, 2015, the Company had a net operating loss carry forward of $158.8 million for federal income tax purposes and approximately $247 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen week periods ended May 2, 2015 and May 3, 2014, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen week periods.

Net Income (Loss). The following table sets forth a period over period comparison of the Company’s net income (loss):

	Thirteen weeks ended
	May 2, 2015	May 3, 2014	Change
		(in thousands)

Income (loss) before income tax	$238	$(339)	$577

Income tax expense	44	47	3
Net income (loss)	$194	$(386)	$580

For the thirteen weeks ended May 2, 2015, the Company’s net income increased approximately $580,000 to a profit of $194,000 from a loss of $386,000 for the thirteen weeks ended May 3, 2014. The increase was primarily due to a 190 basis point increase in the Company’s gross margin rate.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended May 2, 2015 and May 3, 2014, or at those dates:

	As of or for the Thirteen weeks ended		Change
(in thousands)	May 2, 2015	May 3, 2014	$
Operating Cash Flows	$(12,009)	$(20,352)	$8,343
Investing Cash Flows	(3,379)	(3,489)	110
Financing Cash Flows	(609)	(17,073)	16,464
Capital Expenditures	(3,379)	(3,489)	110

Cash and Cash Equivalents	102,540	90,088	12,452
Merchandise Inventory	121,577	140,138	(18,561)
Working Capital	171,248	174,477	(3,229)
17

The Company had cash and cash equivalents of $102.5 million at May 2, 2015, compared to $118.5 million at January 31, 2015 and $90.1 million at May 3, 2014. Merchandise inventory was $68 per square foot at May 2, 2015 compared to $71 per square foot as of May 3, 2014.

Cash used by operating activities was $12.0 million for the thirteen weeks ended May 2, 2015. The primary use of cash was an $18.9 million seasonal reduction of accounts payable, partially offset by a $4.8 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $3.4 million for the thirteen weeks ended May 2, 2015.

Cash used by financing activities was $0.6 million for the thirteen weeks ended May 2, 2015. The primary uses of cash were the purchases of common stock for $320,000 and payments on capital leases for $289,000.

During the thirteen weeks ended May 2, 2015, the Company repurchased 88,745 shares of common stock at an average price of $3.57 per share. Since the inception of the program, the Company has repurchased 1,662,563 shares of common stock at an average price of $3.84 per share. The Company has approximately $15.6 million available under its repurchase program.

On March 6, 2014, the Board of Directors declared a special cash dividend of $0.50 per common share. The total special dividend payout was $16.0 million.

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

During the first quarters of Fiscal 2015 and 2014, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during Fiscal 2012, Fiscal 2013 and Fiscal 2014. As of May 2, 2015 and May 3, 2014, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $38 million and $47 million available for borrowing as of May 2, 2015 and May 3, 2014, respectively.

Capital Expenditures. During the thirteen weeks ended May 2, 2015, the Company made capital expenditures of $3.4 million. The Company currently plans to spend approximately $15.0 million for capital expenditures in fiscal 2015.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 31, 2015 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 31, 2015.

Recently Issued Accounting Pronouncements:

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 28, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. As a result of this proposal, ASU 2014-09 would be effective for the Company beginning on February 4, 2018.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable. Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 2, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 31, 2015.

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

TRANS WORLD ENTERTAINMENT CORPORATION

June 11, 2015	By: /s/ Michael Feurer
Michael Feurer
Chairman and Chief Executive Officer
(Principal Executive Officer)

June 11, 2015	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
22