Form 10-Q
period 2015-08-01
TRANS WORLD ENTERTAINMENT CORP
filed 2015-09-10
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

31,128,387 shares outstanding as of August 1, 2015

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,400	$118,537	$82,401
Merchandise inventory	124,469	126,377	134,600
Other current assets	9,560	10,244	10,202
Total current assets	225,429	255,158	227,203

NET FIXED ASSETS	21,441	15,769	14,994
OTHER ASSETS	9,363	9,082	9,171
TOTAL ASSETS	$256,233	$280,009	$251,368

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$44,217	$63,527	$42,382
Accrued expenses and other current liabilities	6,621	7,397	7,083
Deferred revenue	8,935	9,852	9,076
Current portion of capital lease obligations	351	938	1,138
Total current liabilities	60,124	81,714	59,679

CAPITAL LEASE OBLIGATIONS, less current portion	—	—	351
OTHER LONG-TERM LIABILITIES	27,188	26,555	23,349
TOTAL LIABILITIES	87,312	108,269	83,379

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,337,668, 58,337,668 and 58,316,668 shares issued, respectively)	583	583	583
Additional paid-in capital	315,778	315,486	315,081
Treasury stock at cost (27,209,281, 27,094,423 and 26,638,280 shares, respectively)	(226,826)	(226,412)	(224,848)
Accumulated other comprehensive (loss) income	(2,027)	(2,181)	170
Retained earnings	81,413	84,264	77,003
TOTAL SHAREHOLDERS’ EQUITY	168,921	171,740	167,989
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$256,233	$280,009	$251,368

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net sales	$67,451	$71,908	$145,415	$159,124
Cost of sales	40,293	43,861	87,454	98,300
Gross profit	27,158	28,047	57,961	60,824
Selling, general and administrative expenses	29,718	32,620	59,844	65,252
Loss from operations	(2,560)	(4,573)	(1,883)	(4,428)
Interest expense, net	441	476	879	960
Loss before income tax expense	(3,001)	(5,049)	(2,762)	(5,388)
Income tax expense	44	47	89	94
Net loss	$(3,045)	$(5,096)	$(2,851)	$(5,482)

BASIC AND DILUTED LOSS PER SHARE:
Basic and Diluted loss per share	$(0.10)	$(0.16)	$(0.09)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	31,196	31,831	31,202	31,960

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net loss	$(3,045)	$(5,096)	$(2,851)	$(5,482)

Amortization of pension costs	77	145	154	290
Comprehensive loss	$(2,968)	$(4,951)	$(2,697)	$(5,193)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014
Net cash used by operating activities	$(18,063)	$(24,798)

Cash flows from investing activities:
Purchases of fixed assets	(8,073)	(5,383)
Net cash used by investing activities	(8,073)	(5,383)

Cash flows from financing activities:
Cash dividends paid	—	(16,036)
Payments of capital lease obligations	(587)	(516)
Exercise of stock options	—	31
Purchase of treasury stock	(414)	(1,899)
Net cash used by financing activities	(1,001)	(18,420)

Net decrease in cash and cash equivalents	(27,137)	(48,601)
Cash and cash equivalents, beginning of period	118,537	131,002
Cash and cash equivalents, end of period	$91,400	$82,401

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

August 1, 2015 and August 2, 2014

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, www.wherehouse.com, and www.secondspin.com in a single industry segment. As of August 1, 2015, the Company operated 308 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 6 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, seasonal increase in merchandise inventory and other operating cash requirements and commitments.

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

Selling, general and administrative expenses include miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items of $2.8 million for the thirteen weeks ended August 1, 2015 compared to income of $1.4 million for the thirteen weeks ended August 2, 2014. For the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company recorded miscellaneous income items of $4.2 million and $2.7 million, respectively. The 2015 miscellaneous income items included a legal settlement reimbursement of $1.4 million related to previously incurred credit card fees.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2015 has been derived from the Company’s January 31, 2015 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the twenty-six weeks ended August 1, 2015 and August 2, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 31, 2015.

Note 3. Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). This amendment changes the requirements for reporting discontinued operations and includes enhanced disclosures about discontinued operations. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim reporting periods within those years. The Company adopted ASU 2014-08 as of the beginning of fiscal 2015 and it did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

Note 4. Stock Based Compensation

As of August 1, 2015, there was approximately $1.0 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.0 years.

As of August 1, 2015, stock awards authorized for issuance under the Company’s current long term equity incentive plans, totaled 8.0 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.4 million were granted and are outstanding, 1.3 million of which were vested and exercisable. Awards available for future grants at August 1, 2015 were 2.1 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended August 1, 2015:

Dividend yield	0%
Expected stock price volatility	40.1%-50.2%
Risk-free interest rate	1.32%-1.94%
Expected award life (in years)	4.92-5.71
Weighted average fair value per share of awards granted during the period	$1.49

The following table summarizes stock award activity during the twenty-six weeks ended August 1, 2015:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value

Balance January 31, 2015	2,465,110	$6.80	3.8	237,400	$3.75
Granted	345,000	3.72	9.9	23,774	3.63
Canceled	(668,735)	14.00	—	—	—
Balance August 1, 2015	2,141,375	$4.06	5.4	261,174	$3.73
Exercisable August 1, 2015	1,258,375	$4.32	3.0	51,774	$4.68
(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of August 1, 2015, the intrinsic value of stock awards outstanding was approximately $623,000 and exercisable was $498,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the twenty-six weeks ended August 1, 2015, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $182,000 in benefits relating to the SERP during fiscal 2015.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. During the twenty-six weeks ended August 1, 2015, the Company did not make any cash contributions to the Director Retirement Plan, and presently expects to pay approximately $25,000 in benefits relating to the Director Retirement Plan during fiscal 2015.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)		(in thousands)
Service cost	$17	$14	$34	$27
Interest cost	145	172	290	345
Amortization of pension costs	86	180	172	360
Amortization of net gain(1)	(9)	(35)	(18)	(71)
Net periodic pension cost	$239	$331	$478	$661
(1)	The amortization of net gain is related to the Director Retirement Plan.

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

During the second quarters of fiscal 2015 and 2014, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during fiscal 2012, fiscal 2013, and fiscal 2014. As of August 1, 2015 and August 2, 2014, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $39 million and $43 million available for borrowing as of August 1, 2015 and August 2, 2014, respectively.

Note 7. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income that the Company reports in the condensed consolidated balance sheets represents the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive (loss) income consists of net income and the reclassification of pension costs previously reported in comprehensive (loss) income for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)		(in thousands)
Cost of sales	$125	$128	$246	$251
Selling, general and administrative expenses	1,047	858	2,011	1,640
Total	$1,172	$986	$2,257	$1,891

Note 9. Basic and Diluted Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. It is computed by dividing net loss by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

For the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Note 10. Shareholders’ Equity

During the second quarter, the Company repurchased 26,113 shares of common stock at an average price of $3.71 per share. Since the inception of the program, the Company has repurchased 1,688,676 shares of common stock at an average price of $3.84 per share. The Company has approximately $15.5 million available for future purchases under its repurchase program.

The Company classifies the repurchased shares as treasury stock on the Company’s balance sheet.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

August 1, 2015 and August 2, 2014

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

As of August 1, 2015, the Company operated 308 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment products, including video and music. In total, these two categories represented 71% of the Company’s net sales for the twenty-six weeks ended August 1, 2015. The balance of categories, including trend, electronics, video games and related products represented 29% of the Company’s net sales for the twenty-six weeks ended August 1, 2015.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net sales and comparable store net sales: The Company measures and reports the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store net sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable stores net sales through the month immediately preceding the month of closing. Stores that are temporarily closed for a period of 4 weeks or more are excluded from the calculation of comparable stores sales for the applicable periods in the year of closure and the subsequent year. The Company further analyzes net sales by store format and by product category.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items of $4.2 million and $2.7 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014. Fiscal 2015 miscellaneous income items included a legal settlement reimbursement of $1.4 million related to previously incurred credit card fees.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended August 1, 2015

Compared to the Thirteen and Twenty-six Weeks Ended August 2, 2014

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Twenty-six weeks ended
	August 1, 2015	August 2, 2014	Change	%	Comp Store Net Sales	August 1, 2015	August 2, 2014	Change	%	Comp Store Net Sales
	(in thousands, except store data)					(in thousands, except store data))

Net sales	$67,451	$71,908	$(4,457)	(6.2%)	(0.1%)	$145,415	$159,124	(13,709)	(8.6%)	(1.7%)
As a % of sales
Video	41.2%	44.5%			(7.9%)	43.7%	46.2%			(7.6%)
Music	26.5%	29.4%			(8.7%)	26.8%	28.9%			(7.8%)
Trend	19.6%	13.0%			44.4%	17.0%	11.8%			35.5%
Electronics	10.3%	9.5%			8.8%	9.7%	8.9%			7.4%
Video Games	2.4%	3.6%			(26.7%)	2.8%	4.2%			(24.5%)

Store Count:						308	327	(19)	(5.8%)

Net sales. Comparable sales decreased 0.1% and 1.7% for the thirteen weeks and twenty-six weeks ended August 1, 2015. Net sales decreased 6.2% and 8.6% during the thirteen weeks and twenty-six weeks ended August 1, 2015 as compared to the same period last year. The decline in net sales resulted from a decrease in store count of 5.8% from August 2, 2014 to August 1, 2015.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change
	August 1, 2015	August 2, 2014	$	%	August 1, 2015	August 2, 2014	$	%
Gross Profit	$27,158	$28,047	$(889)	(3.2%)	$57,961	$60,824	$(2,863)	(4.7%)

As a % of sales	40.3%	39.0%			39.9%	38.2%

The increase in gross profit as a percentage of sales during the thirteen and twenty-six weeks ended August 1, 2015, respectively, was due to a shift in mix to higher margin categories as well as improved margins in the media categories through improved inventory control and better price management.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Twenty-six weeks ended (in thousands)		Change
	August 1, 2015	August 2, 2014	$	%	August 1, 2015	August 2, 2014	$	%
SG&A	$29,718	$32,620	$(2,902)	(8.9%)	$59,844	$65,252	$(5,408)	(8.3%)

As a % of sales	44.1%	45.4%			41.2%	41.0%
15

For the thirteen weeks ended August 1, 2015, SG&A expenses decreased $2.9 million, or 8.9% on the net sales decline of 6.2% resulting in a 130 basis point decrease in SG&A expenses as a percentage of net sales. The reduction in SG&A expenses was due to fewer stores in operation and the legal settlement reimbursement.

For the twenty-six weeks ended August 1, 2015, SG&A expenses decreased $5.4 million, or 8.3% on the net sales decline of 8.6% resulting in a 20 basis point increase in SG&A expenses as a percentage of net sales.

Interest Expense, Net. Net interest expense was $0.4 million and $0.9 million during the thirteen and twenty-six weeks ended August 1, 2015, respectively, compared to $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended August 2, 2014. Net interest expense consists primarily of interest on capital leases.

Income Tax Expense (Benefit).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 30, 2016.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance.  As of January 31, 2015, the Company had a net operating loss carry forward of $158.8 million for federal income tax purposes and approximately $247 million for state income tax purposes that expire at various times through 2031 and are subject to certain limitations and statutory expiration periods.

For the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014, the Company's current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and twenty-six week periods.

Net Loss: The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Twenty-six weeks ended
	August 1, 2015	August 2, 2014	Change	August 1, 2015	August 2, 2014	Change

Loss before income tax	$(3,001)	$(5,049)	$(2,048)	$(2,762)	$(5,388)	$(2,626)

Income tax expense	44	47	(3)	89	94	(5)
Net loss	$(3,045)	$(5,096)	$(2,051)	$(2,851)	$(5,482)	$(2,631)

For the thirteen weeks ended August 1, 2015, the Company’s net loss was $3.0 million compared to a net loss of $5.1 million for the thirteen weeks ended August 2, 2014. For the twenty-six weeks ended August 1, 2015, the Company’s net loss was $2.9 million, compared to a net loss of $5.5 million for the twenty-six weeks ended August 2, 2014.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the Twenty-six weeks ended August 1, 2015 and August 2, 2014, or at those dates:

	As of or for the Twenty-six weeks ended		Change
(in thousands)	August 1, 2015	August 2, 2014	$
Operating Cash Flows	$(18,063)	$(24,798)	$6,735
Investing Cash Flows	(8,073)	(5,383)	($2,690)
Financing Cash Flows	(1,001)	(18,420)	$17,419
Capital Expenditures	(8,073)	(5,383)	($2,690)

Cash and Cash Equivalents	91,400	82,401	$8,999
Merchandise Inventory	124,469	134,600	($10,131)
Working Capital	165,305	167,524	($2,219)
17

The Company had cash and cash equivalents of $91.4 million at August 1, 2015, compared to $118.5 million at January 31, 2015 and $82.4 million at August 2, 2014. Merchandise inventory was $69 per square foot at August 1, 2015 compared to $70 per square foot as of August 2, 2014.

Cash used by operating activities was $18.1 million for the twenty-six weeks ended August 1, 2015. The primary use of cash was a $19.3 million seasonal reduction of accounts payable, partially offset by a $1.9 million reduction in inventory. The Company's merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year's holiday season.

Cash used by investing activities, which was constituted entirely of capital expenditures, was $8.1 million for the twenty-six weeks ended August 1, 2015.

Cash used by financing activities was $1.0 million for the twenty-six weeks ended August 1, 2015. The primary uses of cash were the purchases of common stock for $0.4 million and payments on capital leases for $0.6 million.

During the twenty-six weeks ended August 1, 2015, the Company repurchased approximately 114,858 shares of common stock at an average price of $3.60 per share. Since the inception of the program, the Company has repurchased 1,688,676 shares of common stock at an average price of $3.84 per share. The Company has approximately $15.5 million available for future purchases under its repurchase program.

On March 6, 2014, the Board of Directors declared a special cash dividend of $0.50 per common share. The total special dividend payout was $16.0 million. The dividend was paid on April 3, 2014.

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

Refer to footnote 6 in the condensed consolidated financial statements for further information regarding the Company’s credit facility.

Capital Expenditures. During the twenty-six weeks ended August 1, 2015, the Company made capital expenditures of $8.1 million. The Company currently plans to spend approximately $15.0 million in total for capital expenditures in fiscal 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the Company to assess their ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of Company’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard is effective for reporting periods beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this update to have a significant effect on its financial statements.

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

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 1, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 10, 2015	By: /s/ Michael Feurer
Michael Feurer
Chairman and Chief Executive Officer
(Principal Executive Officer)

September 10, 2015	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
22