Form 10-Q
period 2015-10-31
TRANS WORLD ENTERTAINMENT CORP
filed 2015-12-10
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,

31,074,977 shares outstanding as of October 31, 2015

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except per share and share amounts)

(unaudited)

	October 31,	January 31,	November 1,
	2015	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,854	$118,537	$79,366
Merchandise inventory	149,524	126,377	158,017
Other current assets	12,396	10,244	11,041
Total current assets	236,774	255,158	248,424

NET FIXED ASSETS	27,282	15,769	15,883
OTHER ASSETS	9,081	9,082	9,270
TOTAL ASSETS	$273,137	$280,009	$273,577

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$65,471	$63,527	$69,335
Accrued expenses and other current liabilities	6,763	7,397	6,976
Deferred revenue	8,430	9,852	8,996
Current portion of capital lease obligations	143	938	1,075
Total current liabilities	80,807	81,714	86,382

CAPITAL LEASE OBLIGATIONS, less current portion	—	—	142
OTHER LONG-TERM LIABILITIES	27,716	26,555	23,707
TOTAL LIABILITIES	108,523	108,269	110,231

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,345,668, 58,337,668 and 58,325,668 shares issued, respectively)	583	583	583
Additional paid-in capital	315,956	315,486	315,343
Treasury stock at cost (27,270,691, 27,094,423 and 26,797,074 shares, respectively)	(227,060)	(226,412)	(225,423)
Accumulated other comprehensive (loss) income	(1,950)	(2,181)	315
Retained earnings	77,085	84,264	72,528
TOTAL SHAREHOLDERS’ EQUITY	164,614	171,740	163,346
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,137	$280,009	$273,577

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net sales	$67,925	$72,456	$213,339	$231,580
Cost of sales	41,245	43,922	128,699	142,222
Gross profit	26,680	28,534	84,640	89,358
Selling, general and administrative expenses	30,475	32,520	90,318	97,772
Loss from operations	(3,795)	(3,986)	(5,678)	(8,414)
Interest expense, net	488	469	1,367	1,429
Loss before income tax expense	(4,283)	(4,455)	(7,045)	(9,843)
Income tax expense	45	21	134	115
Net loss	$(4,328)	$(4,476)	$(7,179)	$(9,958)

BASIC AND DILUTED LOSS PER SHARE:
Basic and Diluted loss per share	$(0.14)	$(0.14)	$(0.23)	$(0.31)

Weighted average number of common shares outstanding – basic and diluted	31,107	31,627	31,140	31,860

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net loss	$(4,328)	$(4,476)	$(7,179)	$(9,958)

Amortization of pension costs	77	145	231	434

Comprehensive loss	$(4,251)	$(4,331)	$(6,948)	$(9,524)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 31,	November 1,
	2015	2014
Net cash used by operating activities	$(26,165)	$(24,995)

Cash flows from investing activities:
Purchases of fixed assets	(15,293)	(7,390)
Investments, short term	(800)	—
Net cash used by investing activities	(16,093)	(7,390)

Cash flows from financing activities:
Cash dividends paid	—	(16,036)
Payments of capital lease obligations	(795)	(787)
Exercise of stock options	19	47
Purchase of treasury stock	(649)	(2,475)
Net cash used by financing activities	(1,425)	(19,251)

Net decrease in cash and cash equivalents	(43,683)	(51,636)
Cash and cash equivalents, beginning of period	118,537	131,002
Cash and cash equivalents, end of period	$74,854	$79,366

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2015 and November 1, 2014

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including video, music, electronics, trend, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com and www.secondspin.com in a single industry segment. As of October 31, 2015, the Company operated 309 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

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

Seasonality:

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2014, the fourth quarter accounted for approximately 35% of annual net sales and all of net income. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffing. If, for any reason, the Company’s fourth quarter sales were below normal seasonal levels, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings, store closings and the performance of existing stores.

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

Selling, general and administrative expenses include miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items of $1.8 million for the thirteen weeks ended October 31, 2015 compared to income of $1.4 million for the thirteen weeks ended November 1, 2014. For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company recorded miscellaneous income items of $6.0 million and $4.0 million, respectively. The fiscal 2015 miscellaneous income items included a legal settlement reimbursement of $1.4 million related to previously incurred credit card fees.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2015 has been derived from the Company’s January 31, 2015 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Note 4. Stock Based Compensation

As of October 31, 2015, there was approximately $0.9 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.7 years.

As of October 31, 2015, stock awards authorized for issuance under the Company’s current long term equity incentive plans, totaled 8.0 million. There are certain authorized stock plans for which the Company no longer grants awards. Of these awards authorized for issuance, 2.4 million were granted and are outstanding, 1.5 million of which were vested and exercisable. Awards available for future grants at October 31, 2015 were 2.1 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock options granted during the thirty-nine weeks ended October 31, 2015:

Dividend yield	0%
Expected stock price volatility	47.0%-66.8%
Risk-free interest rate	1.45%-2.18%
Expected award life (in years)	4.92-5.71
Weighted average fair value per share of options granted during the period	$1.93

The following table summarizes stock award activity during the thirty-nine weeks ended October 31, 2015:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value

Balance January 31, 2015	2,465,110	$6.80	3.8	237,400	$3.75
Granted	345,000	3.72	9.6	23,774	3.59
Exercised	(8,000)	2.33	—	—	—
Canceled	(690,035)	13.68	—	—	—
Balance October 31, 2015	2,112,075	$4.07	5.1	261,174	$3.73
Exercisable October 31, 2015	1,351,325	$4.21	3.1	51,774	$4.68

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of October 31, 2015, the intrinsic value of stock awards outstanding was approximately $842,000 and exercisable was $625,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirty-nine weeks ended October 31, 2015, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $182,000 in benefits relating to the SERP during fiscal 2015.

The measurement date for the SERP Plan is the Company’s fiscal year end, using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)		(in thousands)
Service cost	$17	$14	$51	$42
Interest cost	145	172	435	517
Amortization of pension costs	86	180	258	540
Amortization of net gain(1)	(9)	(35)	(27)	(106)
Net periodic pension cost	$239	$331	$717	$993

(1)	The amortization of net gain is related to a Director Retirement Plan previously provided by the Company.

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

During the third quarter of fiscal 2015 and 2014, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during fiscal 2012, fiscal 2013, and fiscal 2014. As of October 31, 2015 and November 1, 2014, the Company had no

outstanding letter of credit obligations under the Credit Facility. The Company had $65 million available for borrowing as of both October 31, 2015 and November 1, 2014.

Note 7. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income that the Company reports in the condensed consolidated balance sheets represents the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive (loss) income consists of net income and the reclassification of pension costs previously reported in comprehensive (loss) income for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)		(in thousands)
Cost of sales	$124	$129	$370	$380
Selling, general and administrative expenses	1,227	953	3,238	2,593
Total	$1,351	$1,082	$3,608	$2,973

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

For the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Note 10. Shareholders’ Equity

During the third quarter, the Company repurchased 61,410 shares of common stock at an average price of $3.83 per share. Since the inception of the program, the Company has repurchased 1,750,086 shares of common stock at an average price of $3.84 per share. The Company has approximately $15.3 million available for future purchases under its repurchase program.

The Company classifies the repurchased shares as treasury stock on the Company’s condensed consolidated balance sheets.

Note 11. Subsequent Event

On December 4, 2015, the Company amended and restated the lease, a copy of which is attached hereto as Exhibit 10.1, for its’ corporate office space in Albany, NY with Robert J. Higgins, its Chairman and largest shareholder. The amended and restated lease commences January 1, 2016 and expires December 31, 2020. Upon commencement of the amended and restated lease, annual payments will be reduced by approximately $1.0 million. The reduction in payments will be reflected in the Condensed Consolidated Statements of Income as a reduction of interest expense partially offset by an increase in Cost of Sales and SG&A expenses.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

October 31, 2015 and November 1, 2014

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes is necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

As of October 31, 2015, the Company operated 309 stores totaling approximately 1.8 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment products, including video, trend, music, electronics and related products.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net sales and comparable store net sales: The Company measures and reports the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store net sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable stores net sales through the month immediately preceding the month of closing. Stores that are temporarily closed are excluded from the calculation of comparable stores sales for the applicable periods in the year of closure and the subsequent year. The Company further analyzes net sales by store format and by product category.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items of $6.0 million and $4.0 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014. Fiscal 2015 miscellaneous income items included a legal settlement reimbursement of $1.4 million related to previously incurred credit card fees.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 31, 2015

Compared to the Thirteen and Thirty-nine Weeks Ended November 1, 2014

Net sales. The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen weeks ended					Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	Change	%	Comp Store Net Sales	October 31, 2015	November 1, 2014	Change	%	Comp Store Sales
	(in thousands, except store count)					(in thousands, except store count)

Net sales	$67,925	$72,456	$(4,531)	(6.3%)	(0.0%)	$213,339	$231,580	$(18,241)	(7.9%)	(1.2%)
As a % of sales
Video	40.6%	45.1%			(10.6%)	42.9%	45.8%			(8.6%)
Music	25.3%	27.4%			(8.3%)	26.6%	28.5%			(8.0%)
Trend	22.8%	14.8%			49.7%	18.5%	12.7%			40.8%
Electronics	9.2%	8.8%			7.9%	9.4%	8.9%			7.6%
Video Games	2.1%	3.9%			(38.5%)	2.6%	4.1%			(28.7%)

Store Count:						309	327	(18)	(5.5%)
Total Square Footage						1,793	1,937	(144)	(7.4%)

Comparable sales were flat for the thirteen weeks ended October 31, 2015. For the thirty-nine weeks ended October 31, 2015, comparable sales decreased 1.2%. Net sales decreased 6.3% and 7.9% during the thirteen weeks and thirty-nine weeks ended October 31, 2015 as compared to the same periods last year. The decline in net sales resulted from a decrease in store count of 5.5% from November 1, 2014 to October 31, 2015.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change
	October 31, 2015	November 1, 2014	$	%	October 31, 2015	November 1, 2014	$	%
Gross Profit	$26,680	$28,534	$(1,854)	(6.5%)	$84,640	$89,358	$(4,718)	(5.3%)

As a % of sales	39.3%	39.4%			39.7%	38.6%

The decrease in gross profit as a percentage of sales during the thirteen weeks ended October 31, 2015 was due to higher distribution and freight costs. The increase in gross profit as a percentage of sales during the thirty-nine weeks ended October 31, 2015 was due to a shift in mix to higher margin categories as well as improved margins in the media categories through improved inventory control and better price management.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change		Thirty-nine weeks ended (in thousands)		Change
	October 31, 2015	November 1, 2014	$	%	October 31, 2015	November 1, 2014	$	%
SG&A	$30,475	$32,520	$(2,045)	(6.3%)	$90,318	$97,772	$(7,454)	(7.6%)

As a % of sales	44.9%	44.9%			42.3%	42.2%

For the thirteen weeks ended October 31, 2015, SG&A expenses decreased $2.0 million, or 6.3%, consistent with net sales decline of 6.3%. SG&A expenses as a percentage of net sales were flat. The overall reduction in SG&A expenses was primarily due to fewer stores in operation.

For the thirty-nine weeks ended October 31, 2015, SG&A expenses decreased $7.5 million, or 7.6% on the net sales decline of 7.9% resulting in a 10 basis point increase in SG&A expenses as a percentage of net sales. The overall reduction in SG&A expenses was primarily due to fewer stores in operation.

Interest Expense, Net. Net interest expense was $0.5 million and $1.4 million during the thirteen and thirty-nine weeks, respectively, for both periods ended October 31, 2015, and November 1, 2014. Net interest expense consists primarily of interest on capital leases.

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

For the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and thirty-nine week periods.

Net Loss: The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	Change	October 31, 2015	November 1, 2014	Change
	(in thousands)			(in thousands)
Loss before income tax	$(4,283)	$(4,455)	$172	$(7,045)	$(9,843)	$2,798

Income tax expense	45	21	(24)	134	115	(19)
Net loss	$(4,328)	$(4,476)	$148	$(7,179)	$(9,958)	$2,779

For the thirteen weeks ended October 31, 2015, the Company’s net loss was $4.3 million compared to a net loss of $4.5 million for the thirteen weeks ended November 1, 2014. For the thirty-nine weeks ended October 31, 2015, the Company’s net loss was $7.2 million, compared to a net loss of $10.0 million for the thirty-nine weeks ended November 1, 2014.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014, or at those dates:

	As of or for the Thirty-nine weeks ended		Change
(in thousands)	October 31, 2015	November 1, 2014	$
Operating Cash Flows	$(26,165)	$(24,995)	($1,170)
Investing Cash Flows	(16,093)	(7,390)	($8,703)
Financing Cash Flows	(1,425)	(19,251)	$17,826
Capital Expenditures	(15,293)	(7,390)	($7,903)

Cash and Cash Equivalents	74,854	79,366	($4,512)
Merchandise Inventory	149,524	158,017	($8,493)
Working Capital	155,967	162,042	($6,075)

The Company had cash and cash equivalents of $74.9 million at October 31, 2015, compared to $118.5 million at January 31, 2015 and $79.4 million at November 1, 2014. Merchandise inventory was $83 per square foot at October 31, 2015 compared to $82 per square foot as of November 1, 2014.

Cash used by operating activities was $26.2 million for the thirty-nine weeks ended October 31, 2015. The primary uses of cash were a net loss of $7.2 million and $23.1 million seasonal increase of inventory offset by $3.7 million depreciation expense. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used by investing activities, which was constituted primarily of capital expenditures, was $15.3 million for the thirty-nine weeks ended October 31, 2015. Also included in cash flows from investing activities is a $0.8 million investment, which was recorded on the Company’s balance sheet as a short –term convertible note receivable.

Cash used by financing activities was $1.4 million for the thirty-nine weeks ended October 31, 2015. The primary uses of cash were the purchases of common stock for $0.6 million and payments on capital leases for $0.8 million.

During the thirty-nine weeks ended October 31, 2015, the Company repurchased approximately 176,268 shares of common stock at an average price of $3.70 per share. Since the inception of the program, the Company has repurchased 1,750,086 shares of common stock at an average price of $3.84 per share. The Company has approximately $15.3 million available for future purchases under its repurchase program.

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

Capital Expenditures. During the thirty-nine weeks ended October 31, 2015, the Company made capital expenditures of $15.3 million. Due to the 6 new store openings and 4 remodeled stores and the addition of new fixtures in existing locations to support the shifting merchandise assortment, the Company currently plans to spend approximately $18.0 million in total for capital expenditures in fiscal 2015, as compared to $15.0 million previously disclosed.

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

Recently Issued Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 28, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard.  As a result of this proposal, ASU 2014-09 would be effective for the Company beginning on February 4, 2018.

In November 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the Company to assess their ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of Company’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard is effective for reporting periods beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this update to have a significant effect on its financial statements.

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

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of share repurchase activity for the 3 month period ended October 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 2- August 29, 2015	8,788	$3.58	8,788	$15,483,505
August 30- September 26, 2015	19,793	$3.76	19,793	$15,408,028
September 27- October 31, 2015	32,829	$3.87	32,829	$15,280,171
Total	61,410	$3.83	61,410

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

(A) Exhibits -

Exhibit No.	Description
10.1	Lease, dated December 4, 2015, between Robert J. Higgins, as Landlord and Record Town, Inc. and Trans World Entertainment Corporation, as Tenant.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 10, 2015	By: /s/ Michael Feurer
Michael Feurer
Chairman and Chief Executive Officer
(Principal Executive Officer)

December 10, 2015	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
23