Form 10-K
period 2016-01-30
TRANS WORLD ENTERTAINMENT CORP
filed 2016-04-14
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 30, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ...........TO ..........

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

38 Corporate Circle

Albany, New York 12203

(Address of principal executive offices, including zip code)

(518) 452-1242

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, $0.01 par value per share	NASDAQ Stock Market (Common Shares)

Securities registered pursuant to Section 12(g) of the Act: None

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

As of August 1, 2015, 31,128,387 shares of the Registrant’s Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 1, 2015 as reported on the Global tier of The NASDAQ Stock Market, Inc. was $58,415,869. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 47.2% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2016, there were 30,557,411 shares of Common Stock issued and outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s July 6, 2016 Annual Meeting of Shareholders to be filed on or about May 27, 2016	III

Consolidated Financial Statements	II

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting	II
2

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

•    accelerated declines in compact disc (“CD”) and home video industry sales;

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

•    changes in laws and regulations and

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Record Town, Inc., through which our principal operations are conducted. The Company operates retail stores and two e-commerce sites and is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics, and related products in the United States.

Stores and Store Concepts

As of January 30, 2016, the Company operated 299 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands.

Mall Stores

As of January 30, 2016, the Company operated 267 mall-based stores, predominantly under the f.y.e. (“For Your Entertainment”) brand, including:

f.y.e. stores. The Company operated 258 traditional mall-based stores. f.y.e. stores average about 5,300 square feet and carry a full complement of entertainment products, including trend, video, music, electronics, and related products.

During Fiscal 2015, the company opened 6 new and remodeled 4 existing f.y.e. stores under a new format which expands the merchandise selection and enhances the presentation of the trend and electronics categories while maintaining a strong presence in the media categories.

Video only stores. The Company operated 9 video only stores, predominately under the Suncoast Motion Pictures brand. These stores specialize in the sale of video and related product. They average about 2,500 square feet.

Freestanding Stores

As of January 30, 2016, the Company operated 32 freestanding stores predominantly under the f.y.e. brand. They carry a full complement of entertainment products, including trend, video, music, electronics, and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 10,700 square feet.

E-Commerce Sites

The Company operates two retail web sites including www.fye.com and www.secondspin.com. FYE.com is our flagship site and carries a full complement of entertainment products, including trend, video, music, electronics and related products. SecondSpin.com is a leading seller of used CDs, DVDs, Blu-Ray and video games online and carries one of the largest catalogs of used media available online.

Merchandise Categories

Net sales by merchandise category as a percentage of total net sales for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Video	39.5%	43.9%	45.1%
Music	25.1	27.0	28.8
Trend	22.2	15.2	12.3
Electronics	10.8	9.6	9.2
Video games	2.4	4.3	4.6
Total	100.0%	100.0%	100.0%

Financial information about industry segments required by this item is included in the Company’s Consolidated Financial Statements, which are incorporated herein by reference.

Business Environment

Based primarily on statistical information obtained from Warner Brothers Home Entertainment and Nielsen Sound Scan (“SoundScan”); physical video and music represent an approximately $9 billion industry nationwide in 2015. Video and music accounted for approximately 65% of the Company’s net sales in fiscal 2015 versus 71% of sales in fiscal 2014.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales in 2015 were $6.1 billion compared to $6.9 billion in 2014, a decrease of 11%. Industry DVD retail sales decreased 15% in 2015 compared to 2014, while Blu-ray sales decreased 3%.

According to statistical information from SoundScan, the total number of music albums sold, including CD and digital albums, decreased 11% to approximately 273 million units in 2015. Excluding digital albums, in fiscal 2015, album sales decreased 13% from fiscal 2014 to approximately 163 million units.

Competition

Physical media sales have suffered from the shift of content to digital distribution, streaming and online retailers (e.g., Amazon) that offer entertainment products at discounted prices and collectively have gained a larger share of the market. As a result of such competition, the number of specialty and independent retailers has decreased dramatically due to their reliance on sales of physical product. The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Diversified product mix: the company is expanding the range of product offerings in our non-media businesses. As a result, the non media categories contribution to total sales increased to 33% as compared to 25% in Fiscal 2014.
▪	Customer service: the Company offers personalized customer service in its stores guided by a commitment to approach every customer with gratitude, humility and respect;
▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products;
▪	Selection and assortment: the Company maintains a high in-stock position in a large assortment of products;
▪	Marketing: the Company utilizes in-store visual displays, live events and a digital marketing strategy that employs email blasts and social networking.
5

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2015, the fourth quarter accounted for approximately 36% of annual net sales and all of its net income. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays including in-store signage and external banners. The Company employs a marketing strategy including email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

The Company purchases inventory from approximately 400 suppliers. In fiscal 2015, 52% of purchases were made from ten suppliers including Bio Domes Headgear, Funko, LLC; Buena Vista Home Video, Paramount Video, Sony Music Entertainment, Twentieth Century Fox Home Entertainment, Universal Music Group Distribution, Universal Studios Home Entertainment, Warner/ Elektra/Atlantic Corp Group and Warner Home Video. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Trade Customs and Practices

Under current trade practices with large suppliers, retailers of music and video products are generally entitled to return unsold merchandise they have purchased in exchange for other merchandise carried by the suppliers. The largest music suppliers charge a related merchandise return penalty or return handling fee. Most manufacturers and distributors of video products do not charge a return penalty or handling fee. Under current trade practices with large suppliers, retailers of trend, electronics, video games and related products may receive markdown support from suppliers to help clear discontinued or slow turning merchandise. Merchandise return policies and other trade practices have not changed significantly in recent years. The Company generally adapts its purchasing policies to changes in the policies of its largest suppliers.

Employees

As of January 30, 2016, the Company employed approximately 2,900 people, of whom approximately 1,100 were employed on a full-time basis. Others were employed on a part-time basis. The Company hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in-stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

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

Information Systems

The Company utilizes primarily IBM AS400 technology to run its management information systems, including its merchandising, distribution and financial systems. Management believes its systems contribute to customer service and operational efficiency, as well as provide the ability to monitor critical performance indicators versus plans and historical results.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The fiscal 2015 (“fiscal 2015”) year ended on January 30, 2016; fiscal 2014 (“fiscal 2014”) year ended on January 31, 2015; and fiscal 2013 (“fiscal 2013”) year ended on February 1, 2014. All fiscal periods presented were 52 weeks.

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

The video and music retailing industries are mature industries and continue to experience declines. Physical video and music represent our largest product categories in terms of sales and have been impacted by new distribution channels, including digital distribution, streaming and internet fulfillment. As a result, the Company has had negative comparable store sales for all periods presented.

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

In addition, multichannel retailing is rapidly evolving with the increasing use of computers, tablets, mobile phones and other devices to shop in stores and online and the increased use of social media as a means of interacting with our customers and enhancing their shopping experiences. If we are unable to adapt to the growth of multichannel retailing, and keep pace with the changing expectations of our customers and new developments by our competitors, customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

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

The ability to attract customers to our stores depends heavily on the success of the shopping malls in which many of our stores are located; any decrease in consumer traffic in those malls could adversely affect the Company’s results of operations.

In order to generate customer traffic we depend heavily on locating many of our stores in prominent locations within successful shopping malls. Sales at these stores are derived from the volume of traffic in those malls. Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from ecommerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

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

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in fiscal 2015. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part to the holiday selling season. The fourth quarter generated approximately 36% of our net sales for fiscal 2015. Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. During 2015, the Company opened 6 new stores and remodeled 4 under a new format and closed 19 stores with expiring leases. Likewise, the Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

Our success, in particular our ability to successfully manage inventory levels and process customer transactions, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory at the store level and aggregate daily sales information, communicate customer information and process purchasing card transactions, process shipments of goods and report financial information..

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

Our Chairman owns approximately 47.2% of the outstanding Common Stock. Therefore, he has significant influence and control over the outcome of any vote of the Company’s Shareholders.

Robert J. Higgins, Chairman of the Board of the Company, owns approximately 47.2% of the outstanding Common Stock of the Company, as of March 31, 2016, and there are no limitations on his acquiring shares in the future. Accordingly, Mr. Higgins has significant influence over the election of our directors, the appointment of new management and the approval of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of Mr. Higgins may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company. Mr. Higgins ownership excludes 1.3 million shares owned by certain family members of Mr. Higgins who do not share his residence. Mr. Higgins disclaims beneficial ownership with respect to those shares.

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

We operate a distribution center in Albany, New York. We ship approximately 77% of our merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including weather, fire, labor, or other issues we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the center.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for video and music industry related stocks in particular, has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $3.13 and $4.00 from February 1, 2015 to March 31, 2016. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

The future volume of trading may not provide investors with the liquidity they might desire.

As of March 31, 2016, our four largest shareholders owned over 85% of our outstanding shares of common stock, and our common stock has a low average daily trading volume relative to many other stocks whose shares are also quoted on the NASDAQ Global Market. We can give no assurance that our trading volume will increase, or that the future volume of trading will provide investors with the liquidity they might desire.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of January 30, 2016, the Company operated 299 stores, of which 298 stores are under operating leases, some of which have renewal options. The Company owns 1 store. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the fiscal years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2016	122	2020	7

2017	83	2021	14

2018	29	2022 and beyond	18

2019	25

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facility

On December 4, 2015, the Company amended and restated the lease for its corporate office space in Albany, NY with Robert J. Higgins, its Chairman and largest shareholder. The lease commenced January 1, 2016 and expires December 31, 2020. Upon commencement of the amended and restated lease, annual payments were reduced by approximately $1.0 million from the original lease. The reduction in payments will be reflected in the Condensed Consolidated Statements of Operations as a reduction of interest expense partially offset by an increase to Cost of Sales and SG&A Expenses. The office portion of the facility is 39,800 square feet and the distribution center portion is 141,500 square feet.

The Company believes that it has adequate distribution facilities to meet the Company’s planned business needs. Shipments from the distribution facility to the Company’s stores provide approximately 77% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Global Market under the symbol “TWMC.” As of March 31, 2016, there were 325 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 2, 2014 through March 31, 2016.

	Closing Sales Prices

	High	Low

2014
1st Quarter	$4.54	$3.63
2nd Quarter	$4.04	$3.16
3rd Quarter	$3.97	$3.27
4th Quarter	$3.47	$3.13

2015
1st Quarter	$4.00	$3.42
2nd Quarter	$3.88	$3.51
3rd Quarter	$3.94	$3.50
4th Quarter	$3.88	$3.13

2016
1st Quarter (through March 31, 2016)	$3.94	$3.28

On March 31, 2016, the last reported sale price on the Common Stock on the NASDAQ National Market was $3.64.

Dividend Policy: We did not pay cash dividends in fiscal 2015. In the first quarter of fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Five-Year Performance Graph

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 31, 2011 through January 30, 2016 with the NASDAQ US Benchmark TR Index and with ICB: 5300 Retail (Supersector) index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 31, 2010, and that all dividends were reinvested.

	2010	2011	2012	2013	2014	2015
Trans World Entertainment Corporation	100	141	221	253	254	187
NASDAQ US Benchmark TR Index	100	103	121	148	167	163
ICB: 5300 Retail (Supersector)	100	112	138	169	208	219

Issuer Purchases of Equity Securities During the Quarter Ended January 31, 2016

The Board of Directors authorized a $22 million share repurchase program in August 2013. The timing of share repurchases under the repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

Below is a summary of share repurchase activity for the 3 months period ended January 30, 2016:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 1- November 28, 2015	16,900	$3.85	$15,215,044
November 29- January 2, 2016	65,466	$3.61	$14,978,711
January 3- January 30, 2016	39,591	$3.40	$14,844,102
Total	121,957	$3.58
15

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statements of Income and Balance Sheet data for the five fiscal years ended January 30, 2016 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 2, 2013 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Net sales	$334,661	$358,490	$393,659	$458,544	$542,589

Cost of sales	204,089	222,572	245,755	286,422	344,435
Gross profit	130,572	135,918	147,904	172,122	198,154
Selling, general and administrative expenses	126,002	132,143	137,529	158,572	192,743
Gain on sale of asset	—	—	—	(22,750)	—
Income from operations	4,570	3,775	10,375	36,300	5,411
Interest expense	1,860	1,951	2,010	2,384	3,429
Other income	(160)	(70)	(80)	(66)	(240)
Income before income taxes	2,870	1,894	8,445	33,982	2,222
Income tax expense	181	116	168	248	150
Net income	$2,689	$1,778	$8,277	$33,734	$2,072

Basic earnings per share	$0.09	$0.06	$0.25	$1.07	$0.07

Weighted average number of shares outstanding - basic	31,167	31,744	32,584	31,577	31,520

Diluted earnings per share	$0.09	$0.06	$0.25	$1.06	$0.06

Weighted average number of shares – diluted	31,323	31,897	32,862	31,878	32,036

Cash dividend paid per share	—	$0.50	—	$0.47	—

	Fiscal Year Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	(in thousands, except store count data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$271,605	$280,009	$311,591	$314,414	$312,294
Current portion of long-term debt and capital lease obligations	—	938	1,066	936	1,503
Long-term obligations	—	—	938	2,004	4,009
Shareholders’ equity	$175,268	$171,740	$190,970	$179,934	$161,020

OPERATING DATA:
Store count (open at end of period):
Mall stores	267	270	293	304	324
Freestanding stores	32	40	46	54	66
Total stores	299	310	339	358	390

Comparable store sales decreases(1)	(1%)	(1%)	(5%)	(1%)	(2%)
Total square footage in operation (Year end)	1,730	1,799	2,030	2,209	2,562

Total square footage in operation (Average)	1,793	1,940	2,134	2,362	2,913

1.	A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.
16

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

As of January 30, 2016, the Company operated 299 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. In fiscal 2015, the Company’s net sales decreased as compared to fiscal 2014 as a result of lower average store count and reported a 0.7% decrease in comparable store sales.

The U.S. entertainment retailing industry is a mature industry and continues to experience declines. Physical Video and Music represent our primary product categories in terms of sales and both categories have been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales for the past five years. To mitigate or lessen the impact these changes have had, the Company has focused on the following areas in an effort to improve its business:

Evolve the f.y.e. Brand Customer Experience.

The Company is evolving the f.y.e. brand experience by improving its merchandise assortment and presentation as it continues its strategy towards becoming the most compelling entertainment and pop culture centric engagement in the marketplace. In addition, the Company offers personalized customer service in its stores guided by a commitment to approach every customer with gratitude, humility and respect.

Store Portfolio Evaluation

The Company’s real estate strategy is to maintain our core group of profitable locations, while evaluating opportunities for new locations in new and existing malls. During Fiscal 2015, the company opened 6 new and remodeled 4 existing f.y.e. stores under a new format which expands the merchandise selection and enhances the presentation of the trend and electronics categories while maintaining a strong presence in the media categories.

During fiscal 2015 and fiscal 2014, the Company closed 19 and 40 stores, respectively. The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will continue to close stores that do not meet our profitability goals, a process which could result in asset impairments and store closure costs. Continued reduction in the number of stores would lower total sales.

The Company believes that there is near-term opportunity for improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes Internet-based retailers and mass merchants. We believe a specialty retailer that can differentiate itself by offering a distinctive assortment and customer experience, and that can operate efficiently, will be better positioned to maintain or grow market share. Therefore, we remain dedicated to enhancing our merchandise assortment through introducing additional product lines, improving the operational efficiency of our stores and offering our customers a rewarding shopping experience guided by an approach to engage every customer with gratitude, humility and respect.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this report). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items for fiscal 2015, 2014, and 2013 in the amount of $8.3 million, $6.1 million, and $6.1 million, respectively. Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as key indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended January 30, 2016 (“fiscal 2015”)

Compared to fiscal Year Ended January 31, 2015 (“fiscal 2014”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2015 vs. 2014
($ in thousands)	2015	2014	$	%
Net Sales	$334,661	$358,490	($23,829)	(6.6%)

The 6.6% net sales decline from the prior year is due to a 6.1% decline in average stores in operation and a 0.7% decline in comparable store net sales. Stores closed in fiscal 2015 and fiscal 2014 recorded sales of $17.6 million and $45.2 million. Total product units sold for fiscal 2015 decreased 5.7% and the average retail price for units sold decreased 1.7%.

Net sales by merchandise category for fiscal 2015 and fiscal 2014 were as follows:

($ in thousands)	2015 Net Sales	% Total	2014 Net Sales	% Total	Total $ Net Sales Change	Total % Net Sales Change	Comparable Store % Net Sales Change

Video	$132,191	39.5%	$157,378	43.9%	$(25,187)	(16.0%)	(11.2%)
Music	84,000	25.1%	96,792	27.0%	(12,792)	(13.2%)	(7.5%)
Trend	74,295	22.2%	54,490	15.2%	19,805	36.3%	40.2%
Electronics	36,143	10.8%	34,415	9.6%	1,728	5.0%	12.8%
Video games	8,032	2.4%	15,415	4.3%	(7,383)	(47.9%)	(37.7%)
Total	$334,661	100.0%	$358,490	100.0%	(23,829)	(6.6%)	(0.7%)

Video

The Company’s stores offer a wide range of new and used DVDs and Blu-rays in a majority of its stores. Total net sales for in the video category declined 11.2% on a comparable store sales basis in fiscal 2015. Video sales were negatively impacted industry wide declines in physical video due to non physical options.

According to Warner Home Video, total video sales in the United States declined 11% during the period corresponding with the Company’s fiscal 2015.

Music

The Company’s stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 7.5% on a comparable store sale basis in fiscal 2015. The Company has offset declines in CD sales by adding vinyl to its stores.

According to SoundScan, total CD unit sales in the United States declined 11.9% during the period corresponding with the Company’s fiscal 2015.

Trend

The Company’s stores offer a selection of trend products that relate to theatrical releases, music, and gaming. The trend category increased 40.2% on a comparable store sales basis in fiscal 2015. Trend represented 22.2% of the Company’s total net sales in fiscal 2015 versus 15.2% in fiscal 2014. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew sales by strengthening its assortment and improving the product presentation and value proposition.

Electronics

The Company’s stores offer a selection of complementary portable electronics and accessories to support our entertainment products. The electronics category increased 12.8% on a comparable store sales basis. Electronics represented 10.8% of the Company’s total net sales in fiscal 2015 versus 9.6% in fiscal 2014.

Video games

Comparable net sales in the games category decreased 37.7%. The Company continues to shift its inventory investment and space allocation away from games to higher margin growth categories.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2015 vs. 2014
	2015	2014	$	%
Gross Profit	$130,572	$135,918	($5,346)	(3.9%)

As a percentage of net sales	39.0%	37.9%

The decline in gross profit was due to lower sales partially offset by a 110 basis point increase in Gross Profit as a percentage of sales. Gross Profit as a percentage of sales increased due to increases in a majority of its merchandise categories and the contribution shift to the higher margin trend category.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2015 vs. 2014
	2015	2014	$	%
Selling, general and administrative expenses	$126,002	$132,143	($6,141)	(4.7%)

As a percentage of net sales	37.7%	36.9%

The $6.1 million decrease in SG&A expenses is primarily due to fewer stores in operation and a one-time reimbursement of expenses incurred in prior years related to a legal settlement of $1.4 million. SG&A as a percentage of net sales increased 80 basis points from 36.9% in 2014 to 37.7% in 2015 due to higher annual incentives.

Interest Expense. Interest expense in fiscal 2015 was $1.9 million, compared to $2.0 million in fiscal 2014.

Other Income. Other income, which is primarily made up of interest income, was $160,000 in fiscal 2015 compared to $70,000 in fiscal 2014.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2015 vs. 2014
	2015	2014	$

Income tax expense	$181	$116	$65

Effective tax rate	6.3%	6.1%

The fiscal 2015 and 2014 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest. See Note 4 in the Notes to Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2015 vs. 2014
	2015	2014	$

Net income	$2,689	$1,778	$1,712

Net income as a percentage of net sales	0.8%	0.5%

Net income for fiscal 2015 increased by $0.9 million to $2.7 million, as compared to $1.8 million for fiscal 2014 primarily due to a one-time reimbursement of expenses incurred in prior years related to a legal settlement of $1.4 million and increases in gross margin as a percentage of sales, partially offset by the impact of the decrease in sales and increase in SG&A expenses as a percentage of sales.

Fiscal Year Ended January 31, 2015 (“fiscal 2014”)

Compared to fiscal Year Ended February 1, 2014 (“fiscal 2013”)

Net Sales. The following table sets forth a year-over-year comparison of the Company’s total net sales:

			2014 vs. 2013
($ in thousands)	2014	2013	$	%
Net Sales	$358,490	$393,659	($35,169)	(8.9%)

The 8.9% net sales decline from the prior year is due to a 7.6% decline in average stores in operation and a 1.0% decline in comparable store net sales. Stores closed in fiscal 2013 and fiscal 2014 recorded sales of $72.1 million in fiscal 2013. Total product units sold in fiscal 2014 decreased 6.6% and the average retail price for units sold decreased 3.0%.

Net sales by merchandise category for fiscal 2014 and fiscal 2013 were as follows:

	2014	%	2013	%	Total % Net Sales	Comparable Store % Net
($ in thousands)	Net Sales	Total	Net Sales	Total	Change	Sales Change

Video	$157,378	43.9%	$177,540	45.1%	(11.3%)	(3.0%)
Music	96,792	27.0	113,374	28.8	(14.7)	(7.8)
Trend	54,490	15.2	48,420	12.3	12.4	20.2
Electronics	34,415	9.6	36,217	9.2	(5.0)	2.2
Video games	15,415	4.3	18,108	4.6	(14.9)	(4.3)
Total	$358,490	100.0%	$393,659	100.0%	(8.9%)	(1.0%)

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

Video games

Comparable net sales in the games category decreased 4.3%.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

($ in thousands)			2014 vs. 2013
	2014	2013	$	%
Gross Profit	$135,918	$147,904	($11,986)	(8.1%)
As a percentage of net sales	37.9%	37.6%

The decline in gross profit was due to lower sales.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

($ in thousands)			2014 vs. 2013
	2014	2013	$	%
Selling, general and administrative expenses	$132,143	$137,529	($5,386)	(3.9%)

As a percentage of net sales	36.9%	34.9%

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

Interest Expense. Interest expense in fiscal 2014 was $2.0 million, the same level as fiscal 2013.

Other Income. Other income, which includes interest income, was $70,000 in fiscal 2014 compared to $80,000 in fiscal 2013.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2014 vs. 2013
	2014	2013	$

Income tax expense	$116	$168	($52)

Effective tax rate	6.1%	2.0%

The Fiscal 2014 and 2013 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions and the accrual of interest. See Note 4 in the Notes to Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2014 vs. 2013
	2014	2013	$

Net income	$1,778	$8,277	($6,499)

Net income as a percentage of net sales	0.5%	2.1%

Net income for fiscal 2014 decreased by $6.5 million to $1.8 million, as compared to $8.3 million for fiscal 2013 primarily due to lower sales partially offset by a higher gross margin rate and a decrease in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases, stock purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing activities are expected to be comprised primarily of capital expenditures during fiscal 2016. Cash flows from financing activities are expected to be comprised primarily of purchases of company shares under the share repurchase plan. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three-year summary of key components of cash flow and working capital:

($ in thousands)	2015	2014	2015 vs. 2014	2013	2014 vs. 2013
Operating Cash Flows	$7,963	$16,808	$(8,845)	$7,308	$9,500
Investing Cash Flows	(20,185)	(8,774)	(11,411)	(7,828)	(946)
Financing Cash Flows	(2,004)	(20,499)	18,495	(1,460)	(19,039)

Capital Expenditures	(20,700)	(8,774)	(11,926)	(7,828)	(946)

End of Period Balances:
Cash and Cash Equivalents	104,311	118,537	(14,226)	131,002	(12,465)
Merchandise Inventory	120,046	126,377	(6,331)	150,167	(23,790)
Merchandise Inventory Per Square Foot	69.4	70.3		74.0
Working Capital	161,142	173,444	(12,302)	194,311	(20,867)
Inventory turns	1.6	1.5		1.6

During fiscal 2015, cash flow from operations was $8.0 million primarily due to net income of $2.7 million, net of $5.2 million of depreciation. During fiscal 2014, cash flow from operations was $16.8 million primarily due to a reduction of inventory of $23.8 million and income from operations of $3.8 million partially offset by a $14.1 million reduction in accounts payable.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turnover in fiscal 2015 was 1.6 as compared to 1.5 at the end of fiscal 2014. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot was $69.4 per square foot at the end of fiscal 2015 as compared to $70.3 per square foot at the end of fiscal 2014. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory was 43.2% as of January 30, 2016 compared with 50.3% as of January 31, 2015.

Cash used by investing activities was $20.2 million in fiscal 2015, compared to cash flows used by investing activities of $8.8 million in fiscal 2014. During fiscal 2015 and fiscal 2014, cash used by investing activities consisted primarily of capital expenditures. The Company’s capital expenditures consisted primarily of the expenditures for new and remodeled stores, a new point-of-sales system, store improvements and investments in information technology.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash flow from operations. The Company anticipates capital spending of approximately $17 million in fiscal 2016 as the Company continues to invest in strategic initiatives.

Cash used in financing activities was $2.0 million in fiscal 2015, compared to $20.5 million in fiscal 2014. In fiscal 2015, the primary uses of cash were stock repurchases of $1.1 million and payments on capital leases of $0.9 million. In fiscal 2014, the primary uses of cash were payment of a special dividend of $16.0 million and stock repurchases of $3.5 million.

The Company has a $75 million credit facility (“Credit Facility”). The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Credit Facility also contains other terms and conditions, including limitations on the payment of dividends and covenants around the number of store closings. As of January 30, 2016, the Company was compliant with all covenants.

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

As of January 30, 2016 and January 31, 2015, the Company did not have any borrowings under the Credit Facility. During fiscal 2015 and fiscal 2014, the Company did not have any borrowings under the Credit Facility. As of January 30, 2016 and January 31, 2015, the Company had no outstanding letters of credit. The Company had $39 million and $41 million available for borrowing as of January 30, 2016 and January 31, 2015, respectively.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 30, 2016, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2016	2017- 2018	2019 - 2020	2021 and Beyond	Total
$ in thousands

Operating lease and maintenance agreement obligations	17,776	18,792	8,891	5,318	50,777
Other long-term liabilities (1)	2,569	64	49	206	2,888
Pension benefits (2)	1,147	2,280	2,402	6,065	11,894
Total	$21,492	$21,136	$11,342	$11,589	$65,559

(1)	Included in other long-term liabilities in the Consolidated Balance Sheet as of January 30, 2016 is the long-term portion of deferred rent of $1.4 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $1.5 million, which is included in operating lease obligations in the table above.

Other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(2)	In addition to the scheduled pension benefit payments, the Company offers a 401(k) Savings Plan to eligible employees (see also Note 6 of Notes to Consolidated Financial Statements in this report). Total expense related to the Company’s matching contribution was approximately $424,000, $437,000 and $331,000 in fiscal 2015, fiscal 2014 and fiscal 2013 respectively.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman and largest shareholder. The original distribution center/office facility was occupied in 1985.

On December 4, 2015, the Company amended and restated the lease. The lease commenced January 1, 2016 and expires December 31, 2020.

Under the three original capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.1 million, $2.3 million and $2.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Under the new lease dated December 4, 2015, and accounted for as an operating lease, the Company paid Mr. Higgins $103,000 in fiscal 2015. Under the terms of the lease agreements the Company is responsible for property taxes and other operating costs with respect to the premises.

The Company leased one of its retail stores from Mr. Higgins under an operating lease. The lease expired and was not renewed as of January 31, 2015. The Company did not have any obligations under the lease in fiscal 2015. Annual rental payments under this lease were $40,000 in both fiscal 2014 and fiscal 2013. Under the terms of the lease, the Company paid property taxes, maintenance and a contingent rent if a specified sales level was achieved. No contingent rent was paid in fiscal 2014 and fiscal 2013. Total additional charges for the store were approximately $2,400 and $3,800 in fiscal 2014 and fiscal 2013 respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

Shrink expense, including obsolescence was $4.7 million, $5.0 million and $5.2 million, in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.  As a rate to net sales, this equaled 1.4%, 1.4% and 1.3%, respectively.  Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.2 million in additional charge or benefit to cost of sales, based on fiscal 2015 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major music and video vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its fiscal 2015, fiscal 2014 and fiscal 2013 of $0.5 million, $0.7 million and $0.9 million, respectively.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets as of January 30, 2016. During fiscal 2016 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets at a level deemed appropriate by management.

Recently Issued Accounting Pronouncements.

In 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 28, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We are currently assessing the potential impact of adopting this ASU, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial positions or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. ASU 2016-02 requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU 2016-02 will be effective for the Company beginning in fiscal 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

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

The quarterly results of operations are included herein in Note 9 of Notes to the Consolidated Financial Statements in this report.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control- Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 30, 2016.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s effectiveness of internal control over financial reporting as of January 30, 2016, which is included on page F-3 in Item 8 of this report and incorporated herein by reference.

Changes in Controls and Procedures: No change in our internal control over financial reporting occurred during the quarterly period ended January 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information on Trans World Entertainment Common Stock authorized for issuance under equity compensation plans is contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders under the caption “Report of the Compensation Committee” and is incorporated herein by reference. See Note 6 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Company’s employee stock award plans.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 30, 2016:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity Compensation Plan Approved by Shareholders	2,322,999	$4.04	2,113,726
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1) Includes 211,174 deferred shares under which shares may be issued for no consideration.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 14, 2016	By: /s/ Michael Feurer
Michael Feurer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Feurer	Chief Executive Officer and Director	April 14, 2016
(Michael Feurer)	(Principal Executive Officer)

/s/ John Anderson
(John Anderson)	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	April 14, 2016

/s/ Robert J. Higgins
(Robert J. Higgins)	Chairman of the Board	April 14, 2016

/s/ Martin Hanaka
(Martin Hanaka)	Director	April 14, 2016

/s/ Dr. Joseph Morone
(Dr. Joseph G. Morone)	Director	April 14, 2016

/s/Robert Marks
(Robert Marks)	Director	April 14, 2016

/s/ Michael Nahl
(Michael Nahl)	Director	April 14, 2016

/s/ Michael B. Solow
(Michael B. Solow)	Director	April 14, 2016
34

TRANS WORLD ENTERTAINMENT CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

April 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation’s (the Company) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trans World Entertainment Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016, and our report dated April 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

April 14, 2016

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share and share amounts)

	January 30,	January 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,311	$118,537
Accounts receivable	4,597	3,545
Merchandise inventory	120,046	126,377
Prepaid expenses and other	2,033	6,699
Total current assets	230,987	255,158

Fixed Assets, net	30,666	15,769
Other Assets	9,952	9,082
TOTAL ASSETS	$271,605	$280,009

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$51,888	$63,527
Accrued expenses and other current liabilities	8,974	7,397
Deferred revenue	8,983	9,852
Current portion of capital lease obligations	—	938
Total current liabilities	69,845	81,714

Other Long-term liabilities	26,492	26,555
TOTAL LIABILITIES	96,337	108,269

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,395,668 shares and 58,337,668 shares issued, respectively)	584	583
Additional paid-in capital	316,040	315,486
Treasury stock at cost (27,411,133 and 27,094,423 shares, respectively )	(227,497)	(226,412)
Accumulated other comprehensive loss	(812)	(2,181)
Retained earnings	86,953	84,264
TOTAL SHAREHOLDERS’ EQUITY	175,268	171,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$271,605	$280,009

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014

Net sales	$334,661	$358,490	$393,659
Cost of sales	204,089	222,572	245,755
Gross profit	130,572	135,918	147,904

Selling, general and administrative expenses	126,002	132,143	137,529
Income from operations	4,570	3,775	10,375
Interest expense	1,860	1,951	2,010
Other income	(160)	(70)	(80)
Income before income taxes	2,870	1,894	8,445
Income tax expense	181	116	168
Net Income	$2,689	$1,778	$8,277

BASIC AND DILUTED INCOME PER SHARE:
Basic income per share	$0.09	$0.06	$0.25

Weighted average number of common shares outstanding – basic	31,167	31,744	32,584

Diluted income per share	$0.09	$0.06	$0.25

Weighted average number of common shares outstanding – diluted	31,323	31,897	32,862

Cash dividend paid per share	—	$0.50	—

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014

Net income	$2,689	$1,778	$8,277

Pension income (loss) adjustment	1,369	(2,062)	2,655

Comprehensive income (loss)	$4,058	($284)	$10,932

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

						Accumulated
						Other
			Additional		Treasury	Comprehensive
	Common	Common	Paid-in	Treasury	Stock	Income	Retained	Shareholders’
	Shares	Stock	Capital	Shares	At Cost	(Loss)	Earnings	Equity
Balance as of February 2, 2013	56,728	$567	$309,451	(25,103)	($217,555)	($2,774)	$90,245	$179,934
Net Income	—	—	—	—	—	—	8,277	8,277
Pension income adjustment	—	—	—	—	—	2,655	—	2,655
Stock compensation	—	—	255	—	—	—	—	255
Exercise of equity grants	1,477	15	4,854	—	—	—	—	4,869
Purchase of treasury stock	—	—	—	(1,006)	(5,393)	—	—	(5,393)
Issuance of stock to Directors	94	1	372	—	—	—	—	373
Balance as of February 1, 2014	58,299	$583	$314,932	(26,109)	($222,948)	($119)	$98,522	$190,970
Net Income	—	—	—	—	—	—	1,778	1,778
Pension income adjustment	—	—	—	—	—	(2,062)	—	(2,062)
Stock compensation	—	—	429	—	—	—	—	429
Exercise of equity grants	39	—	67	—	—	—	—	67
Purchase of treasury stock	—	—	—	(985)	(3,464)	—	—	(3,464)
Cash Dividends Paid	—	—	—	—	—	—	(16,036)	(16,036)
Amortization of unearned compensation – restricted stock	—	—	58	—	—	—	—	58
Balance as of January 31, 2015	58,338	$583	$315,486	(27,094)	($226,412)	($2,181)	$84,264	$171,740
Net Income	—	—	—	—	—	—	2,689	2,689
Pension income adjustment	—	—	—	—	—	1,369	—	1,369
Stock compensation	—	—	424	—	—	—	—	424
Exercise of equity grants	8	—	19	—	—	—	—	19
Purchase of treasury stock	—	—	—	(317)	(1,085)	—	—	(1,085)
Vested restricted shares	50	1	(69)	—	—	—	—	(68)
Amortization of unearned compensation – restricted stock	—	—	180	—	—	—	—	180
Balance as of January 30, 2016	58,396	$584	$316,040	(27,411)	($227,497)	($812)	$86,953	$175,268

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$2,689	$1,778	$8,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	5,191	4,388	4,304
Amortization of lease valuations, net	23	136	138
Long term incentive compensation	538	487	255
Loss on disposal of fixed assets	613	210	162
Gain on sale of asset	(250)	—	—
Increase (decrease) in cash surrender value	356	(488)	(1,081)
Changes in operating assets and liabilities:
Accounts receivable	(3)	(861)	(53)
Merchandise inventory	6,331	23,790	5,262
Prepaid expenses and other	4,666	415	(380)
Other assets	(2,561)	301	319
Accounts payable	(11,639)	(14,098)	(1,439)
Accrued expenses, deferred revenue and other current liabilities	707	(716)	(10,288)
Other long-term liabilities	1,302	1,466	1,832
Net cash provided by operating activities	7,963	16,808	7,308

INVESTING ACTIVITIES:
Purchases of fixed assets	(20,700)	(8,774)	(7,828)
Proceeds from sale of assets	1,567	—	—
Purchases of short term investments	(1,052)	—	—
Net cash used in investing activities	(20,185)	(8,774)	(7,828)

FINANCING ACTIVITIES:
Cash dividends paid	—	(16,036)	—
Exercise of long term equity awards	19	67	4,869
Payments of capital lease obligations	(938)	(1,066)	(936)
Purchase of treasury stock	(1,085)	(3,464)	(5,393)
Net cash used in financing activities	(2,004)	(20,499)	(1,460)

Net decrease in cash and cash equivalents	(14,226)	(12,465)	(1,980)
Cash and cash equivalents, beginning of year	118,537	131,002	132,982
Cash and cash equivalents, end of year	$104,311	$118,537	$131,002
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$1,861	$1,953	$2,015
Issuance of deferred / restricted shares under deferred / restricted stock plans agreements	69	58	373

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States. The Company operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com in a single industry segment. As of January 30, 2016, the Company operated 299 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2015, 2014, and 2013 ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Fiscal 2015, fiscal 2014, and fiscal 2013 had 52 weeks.

Concentration of Business Risks: The Company purchases inventory from approximately 400 suppliers. In fiscal 2015, 52% of purchases were made from ten suppliers including Bio Domes Headgear, Funko, LLC, Buena Vista Home Video, Paramount Video, Sony Music Entertainment, Twentieth Century Fox Home Entertainment, Universal Music Group Distribution, Universal Studios Home Entertainment, Warner/Elektra/Atlantic Corp Group and Warner Home Video. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risks: The Company maintains centralized cash management and investment programs whereby excess cash balances are invested in short-term money market funds. The Company’s investments consist of short-term investment grade securities consistent with its investment guidelines. These guidelines include the provision that sufficient liquidity will be maintained to meet anticipated cash flow needs. The Company maintains these investments, all of which are classified as cash equivalents due to their short term nature, with Wells Fargo Securities, LLC. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash investments.

Accounts Receivable: Accounts Receivable are comprised of receivables and other individually insignificant amounts. There are no provisions for uncollectible amounts from retail sales of merchandise inventory since payment is received at the time of sale.

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value, if market value is lower than cost. The Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. The provision for inventory shrink is estimated as a percentage of store sales for the period from the last date a physical inventory was performed to the end of the fiscal year.  Such estimates are based on historical results and trends, and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores and the distribution center throughout the year, and inventory records are adjusted accordingly.

The Company is generally entitled to return merchandise purchased from major music vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records all merchandise return charges in cost of sales.

Fixed Assets and Depreciation: Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method. The estimated useful lives are as follows:

Leasehold improvements	Lesser of estimated useful life of the asset or the lease term
Fixtures and equipment	3-7 years
Building	27 years

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

The Company did not recognize an impairment expense during fiscal 2015, 2014 and 2013. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.6 million, $0.2 million and $0.2 million in fiscal 2015, 2014 and 2013, respectively, and is included in selling, general and administrative (“SG&A”)

expenses in the Consolidated Statements of Income and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Revenue Recognition: The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales are recognized as revenue upon shipment. Shipping and handling fee income from the Company’s Internet operations is recognized as net sales. Loyalty card revenue is amortized over the life of the membership period or upon cancelation of the membership. Net sales are recorded net of estimated amounts for sales returns and other allowances. The Company records shipping and handling costs in cost of sales. Net sales are recorded net of applicable sales taxes.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, inspecting and warehousing product. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink losses and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).  Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items for fiscal 2015, 2014, and 2013 in the amount of $8.3 million, $6.1 million, and $6.1 million, respectively.   Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $2.9 million, $3.4 million, and $4.2 million in fiscal 2015, 2014, and 2013, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $2.9 million, $3.4 million, and $4.2 million in fiscal 2015, 2014, and 2013, respectively.

Lease Accounting: The Company’s calculation of straight-line rent expense includes the impact of escalating rents for the lease period and includes any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the term of the related leases. The tenant improvement allowances are recorded as deferred rent within other long-term liabilities in the Consolidated Balance Sheet and are amortized as a reduction in rent expense over the life of the related leases.

Store Closing Costs: Management periodically considers the closing of underperforming stores. In the event of a store closing, reserves are established at the time a liability is incurred for the present value of any remaining lease obligations, net of estimated sublease income, and other exit costs. Store closings are not considered discontinued operations and as such, closings do not represent a significant change on the Company’s operations and financial results.

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Weighted average common shares outstanding – basic	31,167	31,744	32,584
Dilutive effect of outstanding stock awards	156	153	278
Weighted average common shares outstanding – diluted	31,323	31,897	32,862

Antidilutive stock awards	1,744	2,062	2,450

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

Segment Information: The Company has one reportable segment.

Note 2. Fixed Assets

Fixed assets consist of the following:

	January 30,	January 31,
	2016	2015
	($ in thousands)
Buildings and improvements	$11,838	$11,838
Fixtures and equipment	113,660	117,523
Leasehold improvements	42,794	36,417
Total fixed assets	168,292	165,778
Allowances for depreciation and amortization	(137,626)	(150,009)
Fixed assets, net	$30,666	$15,769

Depreciation of fixed assets is included in the Consolidated Statements of Income as follows:

	Fiscal Year
	2015	2014	2013
	($ in thousands)
Cost of sales	$523	$483	$474
Selling, general and administrative expenses	4,668	3,905	3,830
Total	$5,191	$4,388	$4,304

Depreciation expense related to the Company’s distribution center facility and related equipment is included in cost of sales. All other depreciation and amortization of fixed assets is included in SG&A expenses.

Note 3. Debt

Credit Facility

The Company has entered into a $75 million credit facility (“Credit Facility”). The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

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

During fiscal 2015 and fiscal 2014, the Company did not have any borrowings under the Credit Facility. As of January 30, 2016 and January 31, 2015, the Company had no outstanding letter of credit obligations. The Company had $39 million and $41 million available for borrowing as of January 30, 2016 and January 31, 2015, respectively.

Note 4. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2015	2014	2013
	($ in thousands)
Federal – current	$0	($46)	($10)
State – current	181	162	178
Deferred	—	—	—
Income tax expense	$181	$116	$168

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.1%	5.6%	1.4%
Change in valuation allowance	(39.0%)	(25.8%)	(30.9%)
Cash surrender value – insurance/ benefit programs	5.3%	(7.6%)	(4.2%)
Other	.9%	(1.1%)	0.7%
Effective income tax rate	6.3%	6.1%	2.0%
F-14

The Other category is comprised of various items, including the impacts of non-deductible meals, dues, penalties, amortization and graduated tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	January 30,	January 31,
	2016	2015
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$393	$675
Inventory	311	287

Retirement and compensation related accruals	9,393	7,966
Fixed assets	5,830	8,352
Federal and state net operating loss and credit carryforwards	74,516	75,964
Real estate leases, including deferred rent	2,724	2,268
Losses on investments	1,226	1,228
Goodwill	0	223
Other	916	982
Gross deferred tax assets before valuation allowance	95,309	97,945
Less: valuation allowance	(95,309)	(97,945)
Total deferred tax assets	$—	$—

DEFERRED TAX LIABILITIES	—	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $158.2 million for federal income tax purposes and approximately $236 million for state income tax purposes as of the end of Fiscal 2016 that expire at various times through 2035 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.5 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.0 million, of which $0.2 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 30, 2016, the valuation allowance decreased to $95.3 million from $97.9 million at January 31, 2015. The reduction in the Company’s deferred tax assets was caused primarily by changes in certain deductible temporary differences to offset income before income taxes earned in Fiscal 2015. Management will continue to assess the valuation allowance against the gross deferred assets.

During Fiscal 2015, Fiscal 2014 and Fiscal 2013 the Company paid income taxes, net of refunds, of approximately $0, $0 and $0.1 million, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal
	2015	2014	2013
	($ in thousands)
Unrecognized tax benefits at beginning of the year	$1,930	$2,018	$2,078
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	0	(88)	(60)
Unrecognized tax benefits at end of the year	$1,930	$1,930	$2,018

As of January 30, 2016, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through Fiscal 2011.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Income. During Fiscal 2016, the Company accrued a provision for interest of $(0.2) million. As of January 30, 2016, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.8 million, including accrued interest and penalties of $1.9 million.

Note 5. Leases

At January 30, 2016, the Company leased 298 stores under operating leases, many of which contain renewal options, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume. In addition, as more fully discussed in Note 9 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under an operating lease from its Chairman and largest shareholder.

Net rental expense was as follows:

	Fiscal Year
	2015	2014	2013
	($ in thousands)
Minimum rentals	$30,311	$32,732	$34,719
Contingent rentals	13	11	31
	$30,324	$32,743	$34,750

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at January 30, 2016 are as follows:

Operating
($ in thousands)	Leases
2016	17,776
2017	10,785
2018	8,007
2019	4,908
2020	3,983
Thereafter	5,318
Total minimum payments required	$50,777

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During fiscal 2015, minimum rent payments based on a store’s sales volume were $0.9 million.

Note 6. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years. Total expense related to the Company’s matching contribution was approximately $424,000, $437,000 and $331,000 in fiscal 2015, 2014 and 2013, respectively.

Stock Award Plans

The Company has outstanding awards under two employee stock award plans, the 2005 Long Term Incentive and Share Award Plan (the “Old Plan”); and the Amended and Restated 2005 Long Term Incentive and Share Award Plan (the “New Plan”). Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plan.

Equity awards authorized for issuance under the New Plan total 3.0 million. As of January 30, 2016, of the awards authorized for issuance under the Old Plan, New Plan and 1990 Plan, 2.3 million were granted and are outstanding, 1.3 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at January 30, 2016 and January 31, 2015 were 2.1 million and 2.5 million, respectively.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for fiscal 2015, fiscal 2014 and fiscal 2013 was $0.4 million, $0.5 million and $0.3 million. During the fiscal 2015, fiscal 2014 and fiscal 2013 the related total deferred tax benefit was $0. As of January 30, 2016, there was $0.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.6 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2015	2014	2013
Dividend yield	0%	0%	0%
Expected stock price volatility	39.7-50.2%	47.0-66.8%	67.6%-75.2%
Risk-free interest rate	1.32%-1.94%	1.45%-2.18%	0.85%-2.1%
Expected award life ( in years)	4.92-5.71	4.92-5.71	4.92-6.98
Weighted average fair value per share of awards granted during the year	$1.49	$1.65	$2.99

The following table summarizes information about stock option awards outstanding under the Old Plan, New Plan and 1990 Plan as of January 30, 2016:

	Outstanding				Exercisable
			Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Exercise		Remaining	Exercise	Intrinsic		Exercise	Intrinsic
Price Range	Shares	Life	Price	Value	Shares	Price	Value
$0.00-$2.66	372,000	4.9	$2.12	$431,400	320,000	$2.10	$378,060
2.67-5.33	1,572,525	5.4	4.33	—	828,775	4.80	—
5.33-8.00	167,300	1.2	5.51	—	167,300	5.51	—
Total	2,111,825	5.0	$4.04	$431,400	1,316,075	$4.23	$378,060

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $3.28 as of January 30, 2016, which would have been received by the award holders had all award holders under the Old Plan, New Plan and 1990 Plan exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Date Value
Balance February 2, 2013	4,663,909	$0.98-$14.32	$6.45	93,037	$6.04
Granted	285,000	3.48-4.87	4.74	11,620	4.30
Exercised	(1,477,450)	0.98-3.50	3.29	(93,716)	5.42
Forfeited	(305,000)	1.67-4.87	3.08	—	0.00
Canceled	(259,269)	3.50-14.32	8.45	—	0.00
Balance February 1, 2014	2,907,190	$1.73-$14.32	$8.07	10,941	$9.50
Granted	492,500	3.36-3.50	3.44	226,459	3.47
Exercised	(39,000)	1.73	1.73	—	0.00
Forfeited	(136,250)	1.73-4.87	3.64	—	0.00
Canceled	(752,590)	1.73-14.32	10.31	—	0.00
Balance January 31, 2015	2,471,850	$1.73-$14.32	$6.81	237,400	$3.75
Granted	380,000	3.40-3.88	3.72	23,774	3.59
Exercised	(8,000)	1.73-2.53	2.33	(50,000)	0.00
Forfeited	(18,500)	1.73-4.87	3.62	—	0.00
Canceled	(713,525)	1.73-14.32	13.28	—	0.10
Balance January 30, 2016	2,111,825	$1.73-$6.41	$4.04	211,174	$3.79

(1)	Other Share Awards include deferred shares granted to executives and Directors.

During fiscal 2015, 2014 and 2013, the Company recognized expenses of approximately $50,000, $80,000, and $50,000, respectively, for deferred shares issued to non-employee directors.

($ in thousands)	Stock Option Exercises
	2015	2014	2013
Cash received for exercise price	$19	$67	$4,869
Intrinsic value	12	86	701

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

For fiscal 2015, fiscal 2014 and fiscal 2013, net periodic benefit cost recognized under both plans totaled approximately $1.0 million, $1.3 million, and $1.5 million, respectively. The accrued pension liability for both plans was approximately $19.0 million and $19.5 million at January 30, 2016 and January 31, 2015, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was approximately $19.0 million and $19.5 million as of January 30, 2016 and January 31, 2015, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

Obligation and Funded Status:
($ in thousands)

	January 30, 2016	January 31, 2015
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$19,550	$16,287
Service cost	66	90
Interest cost	583	638
Actuarial loss (gain)	(1,061)	199
Benefits paid	(112)	(121)
Projected Benefit obligation at end of year	$19,026	19,550

Fair value of plan assets at end of year	$—	$—

Funded status	($19,026)	($19,550)
Unrecognized prior service cost	237	580
Unrecognized net actuarial (gain) loss	(525)	502
Accrued benefit cost	($19,314)	($18,468)

Amounts recognized in the Consolidated Balance Sheets consist of:

($ in thousands)

	January 30,	January 31,
	2016	2015
Current liability	($1,147)	($207)
Long term liability	(17,879)	(19,343)
Add: Accumulated other comprehensive loss (income)	(288)	1,082
Net amount recognized	($19,314)	($18,468)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:

($ in thousands)

	Fiscal Year
	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$66	$55	$110
Interest cost	583	689	656
Amortization of prior service cost	342	721	342
Amortization of net gain	(34)	(143)	(448)
Net periodic benefit cost	$957	$1,322	$1,485
F-20

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

	2015	2014
Net prior service cost recognized as a component of net periodic benefit cost	$(342)	$(721)
Net actuarial gain recognized as a component of net periodic benefit cost	34	143
Net actuarial losses / (gains) arising during the period	(1,061)	2,640
	(1,369)	2,062
Income tax effect	—	—
Total recognized in other comprehensive (income) loss	($1,369)	$2,062
Total recognized in net periodic benefit cost and other comprehensive loss (income)	($412)	$3,384

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of January 30, 2016, January 31, 2015, and February 1, 2014 and the tax effect are summarized below.

	January 30,	January 31,	February 1,
($ in thousands)	2016	2015	2014
Net unrecognized actuarial loss (gain)	($525)	$502	($2,280)
Net unrecognized prior service cost	237	580	1,300
Accumulated other comprehensive (income) loss	($288)	1,082	(980)
Tax expense	1,100	1,099	1,099
Accumulated other comprehensive loss	$812	$2,181	$119

In fiscal 2015, approximately $220,000 of net unrecognized prior service cost and approximately $14,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 30, 2016, will be recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year
	2015	2014
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.63%	3.00%
Salary increase rate	3.00%	3.00%
Measurement date	Jan 30, 2016	Jan 31, 2015

	Fiscal Year
	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.00%	4.25%	3.75%
Salary increase rate	3.00%	4.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2016	1,147
2017	1,079
2018	1,201
2019	1,201
2020	1,201
2021 – 2024	6,065

Accumulated Other Comprehensive Income (Loss)

($ in thousands)	Pension and Other Benefit
January 31, 2015	($2,181)
Other comprehensive income before reclassifications	1,369
January 30, 2016	($812)

Note 7. Shareholders’ Equity

During fiscal 2015, the Company repurchased 298,225 shares of common stock for an aggregate purchase price of $1.1 million. Since the inception of the program, the Company has repurchased 1,872,043 shares of common stock at an average price of $3.82 per share. As of January 30, 2016, the Company has approximately $14.8 million available for purchase under their repurchase program.

The Company classified the repurchased shares as treasury stock on the Company’s consolidated balance sheet.

No cash dividends were paid in fiscal 2015 or 2013. In the first quarter of fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. The Company’s Credit Facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually. On March 5, 2014, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed to consent to the special cash dividend.

Note 8. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from Robert J. Higgins, its Chairman and largest shareholder. The original distribution center/office facility was occupied in 1985.

On December 4, 2015, the Company amended and restated the lease. The lease commenced January 1, 2016 and expires December 31, 2020.

Under the three original capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid Mr. Higgins an annual rent of $2.1 million, $2.3 million and $2.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Under the new lease dated December 4, 2015, and accounted for as an operating lease, the Company paid Mr. Higgins $103 thousand in fiscal 2015. Under the terms of the lease agreements, the Company is responsible for property taxes and other operating costs with respect to the premises.

The Company leased one of its retail stores from Mr. Higgins as an operating lease. The lease expired and was not renewed as of January 31, 2015. The Company did not have any obligation under the lease in fiscal 2015.

Annual rental payments under this lease were $40,000, and $40,000 in fiscal 2014 and 2013. Under the terms of the lease, the Company paid property taxes, maintenance and a contingent rent if a specified sales level was achieved. No contingent rent was paid in fiscal 2014 and fiscal 2013. Total additional charges for the store were approximately $2,400 and $3,800 in fiscal 2014 and fiscal 2013 respectively.

Note 9. Quarterly Financial Information (Unaudited)

	Fiscal 2015 Quarter Ended
	Fiscal 2015	January 30, 2016	October 31, 2015	August 1, 2015	May 2, 2015
	($ in thousands, except for per share amounts)
Net sales	$334,661	$121,321	$67,925	$67,451	$77,963
Gross profit	130,572	45,931	26,680	27,158	30,803
Net income (loss)	$2,689	$9,868	$(4,328)	($3,045)	$194
Basic income (loss) per share	$0.09	$0.32	($0.14)	($0.10)	$0.01
Diluted income (loss) per share	$0.09	$0.32	($0.14)	($0.10)	$0.01

	Fiscal 2014 Quarter Ended
	Fiscal 2014	January 31, 2015	November 1, 2014	August 2, 2014	May 3, 2014
	($ in thousands, except for per share amounts)
Net sales	$358,490	$126,910	$72,456	$71,908	$87,216
Gross profit	135,918	46,560	28,534	28,047	32,777
Net income (loss)	$1,778	$11,737	($4,476)	($5,097)	($386)
Basic income (loss) per share	$0.06	$0.37	($0.14)	($0.16)	($0.01)
Diluted income (loss) per share	$0.06	$0.37	($0.14)	($0.16)	($0.01)
F-23

Index to Exhibits

Document Number and Description

Exhibit No.

3.1	Restated Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation -- incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws -- incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.4	Amended and Restated Credit Agreement between Trans World Entertainment Corporation and Bank of America N.A. – incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 15, 2010. Commission File No. 0-14818.

4.5	First Amendment to Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated May 4, 2012– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 7, 2012. Commission File No. 0-14818.

4.6	Consent dated November 27, 2012, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 27, 2012. Commission File No. 0-14818.

4.7	Consent dated March 5, 2014, pursuant to Amended and Restated Credit Agreement, dated as of April 15, 2010 by and between Trans World Entertainment Corporation and Wells Fargo Bank, National Association - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2014. Commission File No. 0-14818.

10.1	Amended and Restated Lease, dated December 4, 2015, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Entertainment Corporation, as Tenant -- incorporated herein by reference to

Exhibit 10.3 Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.5	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated -- incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.6	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended -- incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.8	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation Bonus Plan -- incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.10	Trans World Entertainment Corporation Amended and Restated 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.11	Employment Agreement, dated as of August 27, 2014 between the Company and Michael Feurer, Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 3, 2014. Commission File No. 0-14818

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 14, 2016, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated April 14, 2016, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 14, 2016, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith