Form 10-Q
period 2016-04-30
TRANS WORLD ENTERTAINMENT CORP
filed 2016-06-09
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,

30,343,838 shares outstanding as of April 30, 2016

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	April 30,	January 30,	May 2,
	2016	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,856	$104,311	$102,540
Merchandise inventory	116,648	120,046	121,577
Other current assets	7,949	6,630	9,112
Total current assets	215,453	230,987	233,229

NET FIXED ASSETS	33,198	30,665	18,026
OTHER ASSETS	10,030	9,953	9,328
TOTAL ASSETS	$258,681	$271,605	$260,583

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$41,038	$51,888	$44,582
Accrued expenses and other current liabilities	8,887	8,974	7,260
Deferred revenue	8,424	8,983	9,490
Current portion of capital lease obligations	—	—	649
Total current liabilities	58,349	69,845	61,981

OTHER LONG-TERM LIABILITIES	27,004	26,492	26,769
TOTAL LIABILITIES	85,353	96,337	88,750

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,451,512, 58,395,668 and 58,337,668 shares issued, respectively)	585	584	583
Additional paid-in capital	316,627	316,040	315,619
Treasury stock at cost (28,108,174, 27,411,133 and 27,183,168 shares, respectively)	(230,103)	(227,497)	(226,732)
Accumulated other comprehensive (loss) income	(761)	(812)	(2,095)
Retained earnings	86,980	86,953	84,458
TOTAL SHAREHOLDERS’ EQUITY	173,328	175,268	171,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,681	$271,605	$260,583

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015

Net sales	$74,768	$77,963
Other revenue	962	1,200
Total revenue	75,730	79,163

Cost of sales	44,904	47,160
Gross profit	30,826	32,003
Selling, general and administrative expenses	31,511	31,327
Income (loss) from operations	(685)	676

Interest expense	173	465
Other (income) / expense	(932)	(27)
Income before income tax expense	74	238
Income tax expense	47	44
Net income	$27	$194

BASIC AND DILUTED INCOME PER SHARE:
Basic income per share	$0.00	$0.01

Weighted average number of common shares outstanding – basic	30,761	31,208

Diluted income per share	$0.00	$0.01

Weighted average number of common shares outstanding – diluted	30,930	31,371

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015

Net income	$27	$194

Amortization of pension costs	51	76

Comprehensive income	$78	$270

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Net cash used by operating activities	$(8,284)	$(12,009)

Cash flows from investing activities:
Proceeds from sale of investment	1,600	—
Purchases of fixed assets	(4,165)	(3,379)
Net cash used by investing activities	(2,565)	(3,379)

Cash flows from financing activities:
Payments of capital lease obligations	—	(289)
Purchase of treasury stock	(2,606)	(320)
Net cash used by financing activities	(2,606)	(609)

Net decrease in cash and cash equivalents	(13,455)	(15,997)
Cash and cash equivalents, beginning of period	104,311	118,537
Cash and cash equivalents, end of period	$90,856	$102,540
Supplemental disclosures and non-cash financing activities:
Issuance of equity grants	430	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2016 and May 2, 2015

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is a specialty retailers of entertainment products, including video, trend, music, electronics, video games and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, and www.secondspin.com in a single industry segment. As of April 30, 2016, the Company operated 290 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

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

Seasonality:

The Company’s business is seasonal, with the fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2015, the fourth quarter accounted for approximately 35% of annual net sales and all of net income. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings, store closings and the performance of existing stores.

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

During the first quarter of 2016, the Company recorded an immaterial adjustment between Other Revenue and Selling, General and Administrative expenses in its prior year condensed consolidated financial statements for miscellaneous income, primarily related to commissions earned from third parties. The prior year presentation is consistent with the current year presentation. The immaterial adjustment did not impact prior year income from operations, net income, and basic and diluted income per share. With the adjustment, the prior year presentation is consistent with the current year presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 30, 2016 has been derived from the Company’s January 30, 2016 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirteen weeks ended April 30, 2016 and May 2, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2016.

Note 3. Recently Issued Accounting Pronouncements

In 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning January 28, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Note 4. Stock Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the thirteen weeks ended April 30, 2016 and May 2, 2015 was approximately $157 thousand and $133 thousand respectively, before income taxes. No deferred tax benefit was recorded against stock-based compensation expense for the thirteen weeks ended April 30, 2016 and May 2, 2015.

As of April 30, 2016, there was approximately $975 thousand of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 1.5 years.

As of April 30, 2016, stock awards authorized for issuance under the Company’s current long term equity incentive plans total 8.0 million. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.5 million were granted and are outstanding, 1.6 million of which were vested and exercisable. Awards available for future grants at April 30, 2016 were 1.9 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirteen weeks ended April 30, 2016:

Dividend yield	0%
Expected stock price volatility	38.7%-39.6%
Risk-free interest rate	1.20%-1.22%
Expected award life (in years)	4.98-5.71
Weighted average fair value per share of awards granted during the period	$1.37

The following table summarizes stock award activity during the thirteen weeks ended April 30, 2016:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards(1)	Weighted Average Grant Fair Value

Balance January 30, 2016	2,111,825	$4.04	5.0	211,174	$3.79
Granted	177,164	3.83	9.8	55,844	3.85
Canceled	(2,700)	5.41	—	—	—
Exercised	177,164	3.83	—	(55,844)	3.85
Balance April 30, 2016	2,286,289	$4.02	5.2	211,174	$3.79
Exercisable April 30, 2016	1,519,789	$4.15	3.6	51,174	$4.68
(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of April 30, 2016, the intrinsic value of stock awards outstanding was approximately $839,000 and exercisable was $659,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirteen weeks ended April 30, 2016, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.1 million in benefits relating to the SERP during fiscal 2016.

The Company had previously provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. No current members of the Board of Directors participate in the Director Retirement Plan. During the thirteen weeks ended April 30, 2016, the Company did not make any cash contributions to the Director Retirement Plan, and presently expects to pay an immaterial amount of benefits relating to the Director Retirement Plan during fiscal 2016.

The measurement date for the SERP and Director Retirement Plan is the fiscal year end, using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	(in thousands)
Service cost	$15	$17
Interest cost	137	145
Amortization of prior service cost	55	85
Amortization of net gain	(4)	(9)
Net periodic pension cost	$203	$238

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

The Credit Facility includes customary provisions, including affirmative and negative covenants, which include representations, warranties and restrictions on additional indebtedness and acquisitions. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. The Credit Facility also contains other terms and conditions, including limitations on the payment of dividends and covenants around the net number of store closings. The Company is compliant with all covenants.

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

During the first quarters of fiscal 2016 and 2015, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during Fiscal 2013, Fiscal, 2014 and Fiscal 2015. As of April 30, 2016 and May 2, 2015, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $37 million and $38 million available for borrowing as of April 30, 2016 and May 2, 2015, respectively.

Note 7. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income that the Company reports in the condensed consolidated balance sheets represents net income (loss), adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income consists of net income and the reclassification of pension costs previously reported in comprehensive income for the thirteen weeks ended April 30, 2016 and May 2, 2015.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Cost of sales	$100	$122
Selling, general and administrative expenses	1,463	964
Total	$1,563	$1,086

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

Weighted average shares are calculated as follows:

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	(in thousands)
Weighted average common shares outstanding – basic	30,761	31,208
Dilutive effect of employee stock options	169	163
Weighted average common shares outstanding – diluted	30,930	31,371

Anti-dilutive stock options	1,934	1,405

Note 10. Shareholders’ Equity

During the first quarter, the Company repurchased 676,437 shares of common stock at an average price of $3.85 per share. Since the inception of the program, the Company has repurchased approximately 2.5 million shares of common stock at an average price of $3.82 per share. The Company has approximately $12.2 million dollars available for purchase under its repurchase program.

The Company classified the repurchased shares as treasury stock on the Company’s condensed consolidated balance sheet.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

April 30, 2016 and May 2, 2015

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video and video games industries of an increased or decreased number of “hit releases”, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

At April 30, 2016, the Company operated 290 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment products, including video and music. In total, these two categories represented 64% of the Company’s net sales for the thirteen weeks ended April 30, 2016. The balance of categories, including trend, electronics, video games and related products represented 36% of the Company’s net sales for the thirteen weeks ended April 30, 2016.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2016

Compared to the Thirteen Weeks Ended May 2, 2015

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen Weeks Ended
	April 30,	May 2
	2016	2015	Change	%
	(in thousands, except store data)

Net sales	$74,768	$77,963	$(3,195)	(4.1%)
Other revenue	962	1,200	(238)	(19.8%)
Total revenue	$75,730	79,163	$(3,433)	(4.3%)

As a % of net sales
Video	39.7%	46.1%
Trend	25.5%	14.3%
Music	24.6%	27.3%
Electronics	9.0%	9.0%
Video Games	1.2%	3.3%

Store Count:	290	310	(20)	(6.5%)

Net sales. Comparable sales decreased 0.4% for the first quarter due to negative comparable sales in the video and music categories. Net sales decreased 4.1% during the thirteen weeks ended April 30, 2016, as compared to the same period last year. The decline in net sales for the thirteen week period resulted primarily from a decrease in store count of 6.5%.

Video:

Comparable store net sales in the video category decreased 13.0% during the thirteen weeks ended April 30, 2016. The video category represented 39.7% of total net sales for the thirteen weeks ended April 30, 2016 compared to 46.1% in the comparable quarter last year, as the Company is shifting its product mix to growing categories of entertainment and pop culture related merchandise.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry retail sales as of April 30, 2016 were down 7.9% during the period corresponding to the Company’s first fiscal quarter.

Music:

Comparable store net sales in the music category decreased 10.9% during the thirteen weeks ended April 30, 2016. The music category represented 24.6% of total net sales for the thirteen weeks ended April 30, 2016 compared to 27.3% in the comparable quarter last year.

According to Soundscan, total physical unit sales of albums industry-wide were down 9.0% during the period corresponding to the Company’s first fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 64.8% during the thirteen weeks ended April 30, 2016. Trend product represented 25.5% of total net sales for the thirteen weeks ended April 30, 2016 compared to 14.3% in the comparable quarter last year. The Company continues to take advantage of opportunities to strengthen product selection and shift product mix to growing categories of entertainment and pop culture related merchandise.

Electronics:

Comparable store net sales in the electronics category decreased 0.2% during the thirteen weeks ended April 30, 2016. Electronics net sales represented 9.0% of total net sales for the thirteen weeks ended April 30, 2016, same percentage as the comparable quarter last year.

Video Games:

Comparable store net sales for video games decreased 55.0% during the thirteen weeks ended April 30, 2016. The Company continues to shift its inventory investment and space allocation away from games to higher margin growth categories. Video games net sales represented 1.2% of total net sales for the thirteen weeks ended April 30, 2016 compared to 3.3% in the comparable quarter last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.0 million and $1.2 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended (in thousands)		Change
	April 30, 2016	May 2, 2015	$	%
Gross Profit	$30,826	$32,003	$(1,177)	(3.7%)
As a % of total revenue	40.7%	40.4%

Gross profit decreased 3.7% for the thirteen weeks ended April 30, 2016 as compared to the comparable period last year due to fewer stores in operation. However, the increase in gross profit as a percentage of revenue was driven by increases in all of our merchandise categories through the increased sales contribution from the higher margin trend category and increased margin across all of our merchandise categories.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended (in thousands)		Change
	April 30, 2016	May 2, 2015	$	%
SG&A	$31,511	$31,327	$184	0.6%
As a % of total revenue	41.6%	39.6%

For the thirteen weeks ended April 30, 2016, SG&A expenses increased $184 thousand, or 0.6% on the total revenue decline of 4.3% resulting in a 200 basis point increase in SG&A expenses as a percentage of total revenue. The increase in SG&A as a percentage of total revenue is primarily due to the decrease in revenue, increase in health care costs and higher capital expenditures.

Interest Expense. Interest expense was approximately $173 thousand during the thirteen weeks ended April 30, 2016. Interest expense consisted primarily of unused commitment fees and the amortization of fees related to the Company’s credit facility. Interest expense during the thirteen weeks ended May 2, 2015 was $465 thousand and, in addition to items listed above, included interest payments on a capital lease which expired in December of 2015.

Other Income. Other income was $932 thousand dollars compared to $27 thousand dollars last year. Other income included a gain of $800 thousand from the sale of an investment. The remaining balance consisted of interest income.

Income Tax Expense (Benefit).  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 30, 2016.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance.  As of January 30, 2016, the Company had a net operating loss carry forward of $158.2 million for federal income tax purposes and approximately $236 million for state income tax purposes that expire at various times through 2035 and are subject to certain limitations and statutory expiration periods.

For the thirteen week periods ended April 30, 2016 and May 2, 2015, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen week periods.

Net Income. The following table sets forth a period over period comparison of the Company’s net income:

	Thirteen weeks ended
	April 30, 2016	May 2, 2015	Change

Income before income tax	$74	$238	$(164)
Income tax expense	47	44	3
Net income	$27	$194	$(167)

For the thirteen weeks ended April 30, 2016, the Company’s net income decreased $167 thousand to a profit of $27 thousand from a profit of $194 thousand for the thirteen weeks ended May 2, 2015.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirteen weeks ended April 30, 2016 and May 2, 2015, or at those dates:

	As of or for the Thirteen weeks ended		Change
(in thousands)	April 30, 2016	May 2, 2015	$
Operating Cash Flows	(8,284)	(12,009)	3,725
Investing Cash Flows	(2,565)	(3,379)	814
Financing Cash Flows	(2,606)	(609)	(1,987)
Capital Expenditures	(4,165)	(3,379)	(786)

Cash and Cash Equivalents	90,856	102,540	(11,684)
Merchandise Inventory	116,648	121,577	(4,929)
Working Capital	157,104	171,248	(14,144)
18

The Company had cash and cash equivalents of $90.9 million at April 30, 2016, compared to $102.5 million at May 2, 2015. Merchandise inventory was $70 per square foot at April 30, 2016 compared to $68 per square foot as of May 2, 2015.

Cash used by operating activities was $8.3 million for the thirteen weeks ended April 30, 2016. The primary use of cash was a $10.8 million seasonal reduction of accounts payable, partially offset by a $3.4 million reduction in inventory. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used by investing activities was $2.6 million for the thirteen weeks ended April 30, 2016, which consisted of $4.2 million in capital expenditures, offset by $1.6 million related to proceeds from the sale of an investment.

Cash used by financing activities was $2.6 million for the thirteen weeks ended April 30, 2016, comprised of stock repurchases.

During the first quarter, the Company repurchased 676,437 shares of common stock at an average price of $3.85 per share. Since the inception of the program, the Company has repurchased approximately 2.5 million shares of common stock at an average price of $3.82 per share. The Company has approximately $12.2 million dollars available for purchase under its repurchase program.

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

During the first quarters of Fiscal 2016 and 2015, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during Fiscal 2015, Fiscal 2014 and Fiscal 2013. As of April 30, 2016 and May 2, 2015, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $37 million and $38 million available for borrowing as of April 30, 2016 and May 2, 2015, respectively.

Capital Expenditures. During the thirteen weeks ended April 30, 2016, the Company made capital expenditures of $4.2 million. The Company currently plans to spend approximately $17.0 million for capital expenditures in fiscal 2016.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 30, 2016 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 30, 2016.

Recently Issued Accounting Pronouncements:

In 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning January 28, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable. Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 30, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of share repurchase activity for the 3 month period ended April 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

January 31 – February 27, 2016	30,497	$3.69	30,497	$12,884,390
February 28 – March 26, 2016	392,627	$3.87	392,627	$12,491,763
March 27 – April 30, 2016	253,313	$3.84	253,313	$12,238,450
Total	676,437	$3.85	676,437

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
24

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 9, 2016	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

June 9, 2016	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
25