Form 10-Q
period 2016-07-30
TRANS WORLD ENTERTAINMENT CORP
filed 2016-09-08
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

30,353,214 shares outstanding as of July 30, 2016

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,644	$104,311	$91,400
Merchandise inventory	120,268	120,046	124,469
Other current assets	8,971	6,630	9,560
Total current assets	207,883	230,987	225,429

NET FIXED ASSETS	34,990	30,665	21,441
OTHER ASSETS	9,662	9,953	9,363
TOTAL ASSETS	$252,535	$271,605	$256,233

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$42,753	$51,888	$44,217
Accrued expenses and other current liabilities	6,356	8,974	6,621
Deferred revenue	8,147	8,983	8,935
Current portion of capital lease obligations	—	—	351
Total current liabilities	57,256	69,845	60,124

OTHER LONG-TERM LIABILITIES	26,442	26,492	27,188
TOTAL LIABILITIES	83,698	96,337	87,312

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 58,472,012, 58,395,668 and 58,337,668 shares issued, respectively)	585	584	583
Additional paid-in capital	316,782	316,040	315,778
Treasury stock at cost (28,118,798, 27,411,133 and 27,209,281 shares, respectively)	(230,144)	(227,497)	(226,826)
Accumulated other comprehensive loss	(709)	(812)	(2,027)
Retained earnings	82,323	86,953	81,413
TOTAL SHAREHOLDERS’ EQUITY	168,837	175,268	168,921
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,535	$271,605	$256,233

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net sales	$63,320	$67,451	$138,088	$145,415
Other revenue	1,028	1,088	1,990	2,288
Total revenue	64,348	68,539	140,078	147,703

Cost of sales	37,647	40,293	82,551	87,454
Gross profit	26,701	28,246	57,527	60,249
Selling, general and administrative expenses	31,223	30,806	62,734	62,132
Loss from operations	(4,522)	(2,560)	(5,207)	(1,883)

Interest expense	172	455	345	920
Other income	(86)	(14)	(1,017)	(41)
Loss before income tax expense	(4,608)	(3,001)	(4,535)	(2,762)
Income tax expense	48	44	95	89
Net loss	$(4,656)	$(3,045)	$(4,630)	$(2,851)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.15)	$(0.10)	$(0.15)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	30,403	31,196	30,576	31,202

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net loss	$(4,656)	$(3,045)	$(4,630)	$(2,851)

Amortization of pension costs	51	77	103	154
Comprehensive loss	$(4,605)	$(2,968)	$(4,527)	$(2,697)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015
Net cash used by operating activities	$(16,965)	$(18,063)

Cash flows from investing activities:
Proceeds from sale of investment	1,600	—
Purchases of fixed assets	(7,693)	(8,073)
Net cash used by investing activities	(6,093)	(8,073)

Cash flows from financing activities:
Exercise of stock options	38	—
Payments of capital lease obligations	—	(587)
Purchase of treasury stock	(2,647)	(414)
Net cash used by financing activities	(2,609)	(1,001)

Net decrease in cash and cash equivalents	(25,667)	(27,137)
Cash and cash equivalents, beginning of period	104,311	118,537
Cash and cash equivalents, end of period	$78,644	91,400

Supplemental disclosures and non-cash financing activities:
Issuance of equity grants	$476	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

July 30, 2016 and August 1, 2015

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is a specialty retailer of entertainment products, including video, trend, music, electronics and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, and www.secondspin.com in a single industry segment. As of July 30, 2016, the Company operated 290 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

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

During the first two quarters of 2016, the Company recorded an immaterial adjustment between Other Revenue and Selling, General and Administrative expenses in its prior year condensed consolidated financial statements for miscellaneous income, primarily related to commissions earned from third parties. The immaterial adjustment did not impact prior year loss from operations, net loss, and basic and diluted loss per share. With the adjustment, the prior year presentation is consistent with the current year presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 30, 2016 has been derived from the Company’s January 30, 2016 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the twenty-six weeks ended July 30, 2016 and August 1, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2016.

Note 3. Recently Issued Accounting Pronouncements

In 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning January 28, 2018. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning January 28, 2018, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

Note 4. Stock Based Compensation

As of July 30, 2016, there was approximately $1.0 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.2 years.

As of July 30, 2016, stock awards authorized for issuance under the Company’s current long term equity incentive plans, totaled 8.0 million shares. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.4 million shares were granted and are outstanding, 1.1 million of which were vested and exercisable. Awards available for future grants at July 30, 2016 were 1.5 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended July 30, 2016:

Dividend yield	0%
Expected stock price volatility	39.5%-47.5%
Risk-free interest rate	1.2%-1.6%
Expected award life (in years)	4.92-6.98
Weighted average fair value per share of awards granted during the period	$1.23

The following table summarizes stock award activity during the twenty-six weeks ended July 30, 2016:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value - Other Share Awards
Balance January 30, 2016	2,111,825	$4.04	5.00	211,174	$3.79
Granted	674,664	3.81	9.80	68,097	3.84
Canceled	(629,325)	5.25	—	—	—
Exercised	(18,000)	2.09	—	(70,597)	3.84
Balance July 30, 2016	2,139,164	$3.63	7.44	208,674	$3.79
Exercisable July 30, 2016	1,051,289	$3.52	5.88	51,174	$4.68

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of July 30, 2016, the intrinsic value of stock awards outstanding was approximately $566,000 and exercisable was $517,000.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company and an immaterial Director Retirement Plan. There are no current members of the Board of Directors participating in the Director Retirement Plan. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the twenty-six weeks ended July 30, 2016, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.1 million in benefits relating to the SERP during fiscal 2016.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP and Director Retirement Plan for the respective periods:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)		(in thousands)
Service cost	$15	$17	$30	$34
Interest cost	137	145	274	290
Amortization of pension costs	55	86	110	172
Amortization of net gain	(4)	(9)	(8)	(18)
Net periodic pension cost	$203	$239	$406	$478

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

During the second quarters of fiscal 2016 and 2015, the Company did not have any borrowings under the Credit Facility. The Company did not have any borrowings under its Credit Facility during the last three fiscal years. As of July 30, 2016 and August 1, 2015, the Company had no outstanding letter of credit obligations under the Credit Facility. The Company had $36 million and $37 million available for borrowing as of July 30, 2016 and August 1, 2015, respectively.

Note 7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss consists of net loss and the reclassification of pension costs previously reported in comprehensive loss for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.

Note 8. Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)		(in thousands)
Cost of sales	$98	$125	$198	$246
Selling, general and administrative expenses	1,623	1,047	3,086	2,011
Total	$1,721	$1,172	$3,284	$2,257

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

For the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen and twenty-six weeks ended July 30, 2016 were approximately 1.6 million shares and 1.8 million shares, respectively, as compared to 1.8 million shares and 1.7 million shares, respectively, for the thirteen and twenty-six weeks ended August 1, 2015.

Note 10. Shareholders’ Equity

During the twenty-six weeks ended July 30, 2016, the Company repurchased 686,137 shares of common stock at an average price of $3.87 per share. Since the inception of the program, the Company has repurchased 2,558,180 shares of common stock at an average price of $3.83 per share. The Company has approximately $12.2 million available for future purchases under its repurchase program.

The Company classifies the repurchased shares as treasury stock on the Company’s condensed consolidated balance sheet.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

July 30, 2016 and August 1, 2015

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

As of July 30, 2016, the Company operated 290 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. The Company’s stores offer predominantly entertainment products, including video and music. In total, these two categories represented 63% of the Company’s net sales for the twenty-six weeks ended July 30, 2016. The balance of categories, including trend, electronics, video games and related products represented 37% of the Company’s net sales for the twenty-six weeks ended July 30, 2016.

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

Cost of Sales and Gross Profit: Gross profit is impacted primarily by the mix of products sold, by discounts negotiated with vendors, and discounts offered to customers. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with receiving, shipping, inspecting and warehousing product and costs associated with product returns to vendors. Cost of sales further includes obsolescence costs and is reduced by the benefit of vendor allowances, net of direct reimbursements of expense.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 8 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures and change in square footage, if any, as well as gift card breakage.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended July 30, 2016

Compared to the Thirteen and Twenty-six Weeks Ended August 1, 2015

The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen Weeks Ended					Twenty-six Weeks Ended
	July 30, 2016	August 1 2015	Change	%	Comp Store Net Sales	July 30, 2016	August 1 2015	Change	%	Comp Store Net Sales
	(in thousands, except store data)					(in thousands, except store data)

Net sales	$63,320	$67,451	$(4,131)	-6.1%	-0.4%	$138,088	$145,415	$(7,327)	-5.0%	-0.4%
Other revenue	$1,028	$1,088	(60)	-5.5%		$1,990	$2,288	(298)	-13.0%
Total revenue	$64,348	$68,539	$(4,191)	-6.1%		$140,078	$147,703	$(7,625)	-5.2%

As a % of net sales
Video	36.4%	41.2%			-11.2%	38.2%	43.7%			-13.6%
Trend	28.8%	19.6%			39.9%	27.0%	17.0%			51.6%
Music	24.7%	26.5%			-9.4%	24.7%	26.8%			-10.2%
Electronics	9.3%	10.3%			-4.4%	9.1%	9.7%			-2.2%
Video Games	0.8%	2.4%			-59.1%	1.0%	2.8%			-56.5%

Store Count:						290	308	(18)	-5.8%

Total Square footage						1,672,085	1,793,207	(121,122)	-6.8%

Net sales: Comparable sales decreased 0.4% for both, thirteen and twenty-six weeks ended July 30, 2016. Net sales decreased 6.1% and 5.0% during the thirteen weeks and twenty-six weeks ended July 30, 2016 as compared to the same period last year. The decline in net sales resulted from a decrease in store count of 5.8% from August 1, 2015 to July 30, 2016.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, decreased $60 thousand and $298 thousand during the thirteen weeks and twenty-six weeks ended July 30, 2016 as compared to the same period last year.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen weeks ended				Twenty-six weeks ended
			Change				Change
	July 30, 2016	August 1 2015	$	%	July 30, 2016	August 1 2015	$	%
	(in thousands)				(in thousands)
Gross Profit	$26,701	$28,246	($1,545)	-5.5%	$57,527	$60,249	($2,722)	-4.5%

As a % of total revenue	41.5%	41.2%			41.1%	40.8%

The increase in gross profit as a percentage of sales during the thirteen and twenty-six weeks ended July 30, 2016, respectively, was due to a shift in mix to the higher margin trend category as well as improved margins in the trend and electronics categories through improved inventory control and better price management.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended				Twenty-six weeks ended
			Change				Change
	July 30, 2016	August 1 2015	$	%	July 30, 2016	August 1 2015	$	%
	(in thousands)				(in thousands)
SG&A	$31,223	$30,806	$417	1.4%	$62,734	$62,132	$602	1.0%

As a % of total revenue	48.5%	44.9%			44.8%	42.1%

For the thirteen and twenty-six weeks ended July 30, 2016, SG&A expenses increased $417 thousand and $602 thousand, or 1.4% and 1.0%, respectively. The change in SG&A as a percentage of revenue in fiscal 2016 is primarily due to a reimbursement of expenses in the second quarter of fiscal 2015 related to a legal settlement of $1.4 million. In addition, higher health insurance costs for the twenty-six weeks of 2016 contributed to a 50 basis point increase in SG&A as a percentage of net sales.

Interest Expense. Interest expense was $172 thousand and $345 thousand during the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to $455 thousand and $920 thousand during the thirteen and twenty-six weeks ended August 1, 2015. Interest expense consisted primarily of unused commitment fees and the amortization of fees related to the Company’s credit facility. Fiscal 2015 interest expense also included interest expense on a capital lease which expired in December of 2015.

Other Income. Other income was $86 thousand and $1,017 thousand dollars during the thirteen and twenty-six weeks ended July 30, 2016, respectively, compared to $14 thousand and $41 thousand during the thirteen and twenty-six weeks ended August 1, 2015. Other income for the twenty-six weeks ended July 30, 2016 included a gain of $800 thousand from the sale of an investment. The remaining balance consisted of interest income.

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

For the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015, the Company’s current tax expense was associated with quarter-specific items attributable to interest accruals on related uncertain tax positions and state taxes based on modified gross receipts incurred for these thirteen and twenty-six week periods.

Net Loss: The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen weeks ended			Twenty-six weeks ended
			Change			Change
	July 30, 2016	August 1 2015	$	July 30, 2016	August 1 2015	$
	(in thousands)			(in thousands)

Loss before income tax	$(4,608)	$(3,001)	$(1,607)	$(4,535)	$(2,762)	$(1,773)

Income tax expense	48	44	4	95	89	6
Net loss	$(4,656)	$(3,045)	$(1,611)	$(4,630)	$(2,851)	$(1,779)

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

The following table sets forth a summary of key components of cash flow and working capital for each of the Twenty-six weeks ended July 30, 2016 and August 1, 2015, or at those dates:

	As of or for the
	Twenty-six weeks ended		Change
	July 30,	August 1,
(in thousands)	2016	2015	$
Operating Cash Flows	(16,965)	(18,063)	1,098
Investing Cash Flows	(6,093)	(8,073)	1,980
Financing Cash Flows	(2,609)	(1,001)	(1,608)
Capital Expenditures	(7,693)	(8,073)	380

Cash and Cash Equivalents	78,644	91,400	(12,756)
Merchandise Inventory	120,268	124,469	(4,201)
Working Capital	150,627	165,305	(14,678)

The Company had cash and cash equivalents of $78.6 million at July 30, 2016, compared to $91.4 million at August 1, 2015. Merchandise inventory was $72 per square foot at July 30, 2016 compared to $69 per square foot as of August 1, 2015.

Cash used by operating activities was $17.0 million for the twenty-six weeks ended July 30, 2016. The primary uses of cash were a net loss of $4.6 million, a $9.1 million seasonal reduction of accounts payable, and a $3.4 million payout of expenses accrued in prior year.

Cash used by investing activities was $6.1 million for the twenty-six weeks ended July 30, 2016, which consisted of $7.7 million in capital expenditures, offset by $1.6 million related to proceeds from the sale of an investment.

Cash used by financing activities was $2.6 million for the twenty-six weeks ended July 30, 2016, primarily comprised of stock repurchases

During the twenty-six weeks ended July 30, 2016, the Company repurchased 686,137 shares of common stock at an average price of $3.87 per share. Since the inception of the program, the Company has repurchased 2,558,180 shares of common stock at an average price of $3.83 per share. The Company has approximately $12.2 million available for future purchases under its repurchase program.

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

Capital Expenditures. During the twenty-six weeks ended July 30, 2016, the Company made capital expenditures of $7.7 million. The Company currently plans to spend approximately $17.0 million in total for capital expenditures in fiscal 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements:

In 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning January 28, 2018. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning January 28, 2018, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable. Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, Loss before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 30, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of share repurchase activity for the 3 month period ended July 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
May 1- May 28, 2016	9,700	$3.90	9,700	$12,200,500
May 29 - June 25, 2016	—	—	—	$12,200,500
June 26 – July 30, 2016	—	—	—	$12,200,500
Total	9,700	$3.85	9,700

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
20

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 8, 2016	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

September 8, 2016	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
21