Form 10-Q
period 2016-10-29
TRANS WORLD ENTERTAINMENT CORP
filed 2016-12-08
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,
36,115,388 shares outstanding as of October 29, 2016

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	October 29,	January 30,	October 31,
	2016	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,708	$104,311	$74,854
Merchandise inventory	157,827	120,046	149,524
Other current assets	13,903	6,630	12,396
Total current assets	176,438	230,987	236,774

Net fixed assets	41,902	30,665	27,282
Goodwill	39,800	—	—
Net intangible assets	28,737	—	—
Restricted cash	16,100	—	—
Other assets	10,272	9,953	9,081
TOTAL ASSETS	$313,249	$271,605	$273,137

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$61,956	$51,888	$65,471
Notes payable	5,936	—	—
Accrued expenses and other current liabilities	9,116	8,974	6,763
Deferred revenue	7,813	8,983	8,430
Current portion of capital lease obligations	—	—	143
Total current liabilities	84,821	69,845	80,807

Contingent consideration	10,381	—	—

Other long-term liabilities	28,927	26,492	27,716
TOTAL LIABILITIES	124,129	96,337	108,523

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,252,671, 58,395,668 and 58,345,668 shares issued, respectively)	643	584	583
Additional paid-in capital	337,439	316,040	315,956
Treasury stock at cost (28,137,283, 27,411,133 and 27,270,691, shares, respectively)	(230,144)	(227,497)	(227,060)
Accumulated other comprehensive loss	(658)	(812)	(1,950)
Retained earnings	81,840	86,953	77,085
TOTAL SHAREHOLDERS’ EQUITY	189,120	175,268	164,614
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$313,249	$271,605	$273,137

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net sales	$65,039	$67,925	$203,127	$213,339
Other revenue	1,242	1,125	3,232	3,413
Total revenue	66,281	69,050	206,359	216,752

Cost of sales	39,409	41,245	121,960	128,699
Gross profit	26,872	27,805	84,399	88,053
Selling, general and administrative expenses	34,680	31,600	97,415	93,731
Loss from operations	(7,808)	(3,795)	(13,016)	(5,678)

Interest expense	179	532	523	1,451
Other income	(51)	(44)	(1,068)	(84)
Loss before income tax expense	(7,936)	(4,283)	(12,471)	(7,045)
Income tax expense (benefit)	(7,452)	45	(7,358)	134
Net loss	$(484)	$(4,328)	$(5,113)	$(7,179)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.02)	$(0.14)	$(0.17)	$(0.23)

Weighted average number of common shares outstanding – basic and diluted	31,434	31,107	30,854	31,140

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net loss	$(484)	$(4,328)	$(5,113)	$(7,179)

Amortization of pension costs	51	77	154	231
Comprehensive loss	$(433)	$(4,251)	$(4,959)	$(6,948)

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	October 29,	October 31,
	2016	2015
Net cash used by operating activities	$(30,179)	$(26,165)

Cash flows from investing activities:
Purchases of business, net of cash acquired	(36,300)	—
Proceeds from sale of investment	1,600	—
Purchase of investments	(500)	(800)
Purchases of fixed assets	(16,726)	(15,293)
Net cash used by investing activities	(51,926)	(16,093)

Cash flows from financing activities:
Proceeds from S-T borrowings	5,936	—
Payment on line of credit	(4,727)	—
Exercise of stock options	39	19
Payments of capital lease obligations	—	(795)
Purchase of treasury stock	(2,646)	(649)
Net cash used by financing activities	(1,398)	(1,425)

Net decrease in cash and cash equivalents	(83,503)	(43,683)
Cash, cash equivalents, and restricted cash, beginning of period	104,311	118,537
Cash, cash equivalents, and restricted cash, end of period	$20,808	$74,854

Supplemental disclosures:

Cash, cash equivalents, and restricted cash, end of period	$20,808
Less: restricted cash	(16,100)
Cash and cash equivalents per Condensed Consolidated Balance Sheet	$4,708

Fair value of assets acquired, including cash acquired	$93,754
Liabilities assumed	(24,858)
Net assets acquired	68,896
Less: Contingent consideration not yet paid	(10,381)
Less: Fair value of shares issued as consideration	(20,415)
Less: Cash acquired	(1,800)
Purchase of business, net of cash acquired	$36,300

Issuance of equity grants	$6,074	$19

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 29, 2016 and October 31, 2015

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is a specialty retailer of entertainment products, including video, trend, music, electronics and related products in the United States. The Company operates a chain of retail entertainment stores, primarily under the names f.y.e. for your entertainment and Suncoast Motion Pictures, and e-commerce sites, www.fye.com, and www.secondspin.com in a single industry segment. As of October 29, 2016, the Company operated 294 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico.

On October 17, 2016, the Company acquired all of the issued and outstanding capital stock of etailz, Inc. (“etailz”), an innovative and leading digital marketplace retail expert. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash and cash equivalents on hand, cash provided by operations and borrowing capacity under its revolving credit facility (See Note 9 for further details). The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns and the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, seasonal increase in merchandise inventory and other operating cash requirements and commitments.

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

Note 2: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiary, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc., all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

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

During the thirty-nine weeks ended October 29, 2016, the Company recorded an immaterial adjustment between Other Revenue and Selling, General and Administrative expenses in its prior year condensed consolidated financial statements for miscellaneous income, primarily related to commissions earned from third parties. The immaterial adjustment did not impact prior year loss from operations, net loss, and basic and diluted loss per share. With the adjustment, the prior year presentation is consistent with the current year presentation.

The information presented in the accompanying unaudited condensed consolidated balance sheet as of January 30, 2016 has been derived from the Company’s January 30, 2016 audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements as of and for the thirty-nine weeks ended October 29, 2016 and October 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2016. Except as described herein, there has been no material change to the accounting policies applied to our consolidated results and footnote disclosures. In accordance with the accounting guidance for business combinations, we use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, we use a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets and property and equipment. The business and technical judgment of management is used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 3, 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as part of its quarterly report for the period ended October 29, 2016.

Note 4. Stock Based Compensation

As of October 29, 2016, there was approximately $0.9 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.8 years.

As of October 29, 2016, stock awards authorized for issuance under the Company’s current long term equity incentive plans totaled 8.0 million. There are certain authorized stock plans for which the Company no longer grants awards. Of these awards authorized for issuance, 2.6 million were granted and are outstanding, 1.3 million of which were vested and exercisable. Awards available for future grants at October 29, 2016 were 1.2 million.

The table below outlines the assumptions that the Company used to estimate the fair value of stock options granted during the thirty-nine weeks ended October 29, 2016:

Dividend yield	0%
Expected stock price volatility	38.0%-47.5%
Risk-free interest rate	1.06%-1.56%
Expected award life (in years)	4.92-6.98
Weighted average fair value per share of options granted during the period	$1.19
9

The following table summarizes stock award activity during the thirty-nine weeks ended October 29, 2016:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 30, 2016	2,111,825	$4.04	5.00	211,174	$3.79
Granted	909,664	3.74	9.80	68,097	3.84
Canceled	(636,425)	5.25	—	—	—
Exercised	(18,000)	2.09	—	(108,344)	3.68
Balance October 29, 2016	2,367,064	$3.61	7.44	170,927	$3.87
Exercisable October 29, 2016	1,154,189	$3.51	5.88	63,427	$4.50

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of October 29, 2016, the intrinsic value of stock awards outstanding was approximately $958,000 and exercisable was $736,000.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. As of October 29, 2016, the Company recognized $207,000 of compensation cost related to these shares. As of October 29, 2016, there was approximately $5.4 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over a weighted average period of 2.3 years.

Note 5. Defined Benefit Plans

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirty-nine weeks ended October 29, 2016, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.1 million in benefits relating to the SERP during fiscal 2016.

The measurement date for the SERP is the fiscal year end, using actuarial techniques which reflect estimates for mortality, turnover and expected retirement. In addition, management makes assumptions concerning future salary increases. Discount rates are generally established as of the measurement date using theoretical bond models that select high-grade corporate bonds with maturities or coupons that correlate to the expected payouts of the applicable liabilities.

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Service cost	$15	$17	$45	$51
Interest cost	137	145	411	435
Amortization of pension costs	55	86	166	258
Amortization of net gain(1)	(4)	(9)	(12)	(27)
Net periodic pension cost	$203	$239	$610	$717

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

Note 6. Business Combinations

On October 17, 2016, the Company completed the purchase of all of the issued and outstanding shares of etailz, Inc. (“etailz”), an innovative and leading digital marketplace retail expert. The Company paid $38.1 million in cash and issued 5.7 million shares of TWMC stock at closing to the shareholders of etailz as consideration for their shares. Based on the fair value of $3.56 per share on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million will be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018. In connection with the acquisition, The Company assumed the liability for etailz’s employee retention bonus plan, of which $1.9 million was due and payable at closing and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the proximity of the closing date of the transaction to the filing date of this quarterly report and the pending receipt of the final valuation for certain assets, including identifiable intangible assets.

The acquisition date fair value of the consideration for the above transaction consisted of the following as of October 17, 2016 (in thousands):

Cash consideration	$38,100
Fair value of stock consideration	20,415
Fair value of contingent consideration	10,381
Fair value of purchase consideration	$68,896

The excess of purchase consideration paid over the fair value of identifiable intangible assets acquired was recorded as goodwill. The goodwill recognized is not deductible for income tax purposes.

The following table summarizes the preliminary allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

($ in thousands)
October 17, 2016
Assets Acquired
Cash and Cash Equivalents	$1,800
Accounts receivable	1,533
Prepaid expenses and other current assets	6,603
Inventory	14,669
Property and equipment, net	649
Other long term-assets	12
Acquired intangible assets:
Trade names	3,200
Technology	6,700
Vendor relationships	19,000
Unfavorable lease valuation	(125)
Goodwill	39,800
Total assets acquired	$93,841
Liabilities Assumed
Accounts payable	$4,227
Debt	5,289
Other current liabilities	7,927
Deferred taxes	7,502
Total liabilities assumed	$24,945
Net assets acquired	$68,896

The Company recognized total acquisition related costs of $2.2 million for the thirteen and thirty-nine weeks ended October 29, 2016. These costs are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The results of operations of etailz will be reported in the Company’s etailz segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the thirteen weeks and thirty-nine weeks ended October 29, 2016, and October 31, 2015, presents consolidated information as if the etailz acquisition had occurred on February 1, 2015. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the thirty-nine weeks ended October 29, 2016, combines (i) the Company’s historical statement of operations for the thirty-nine weeks ended October 29, 2016, and (ii) etailz historical statement of income for the period from January 1, 2016 through August 31, 2016 and October 1, 2016 through October 16, 2016. The unaudited pro forma financial information for the thirteen weeks ended October 29, 2016, combines (i) the Company’s historical statement of operations for the thirteen weeks ended October 29, 2016; and (ii) etailz historical statement of income for the period from July 1, 2016 through August 31, 2016 and October 1, 2016 through October 16, 2016. The unaudited pro forma financial information for the thirty-nine weeks and thirteen weeks ended October 31, 2015, combines (i) the Company’s historical statement of operations for the thirty-nine weeks and thirteen weeks ended October 31, 2015, and (ii) etailz historical statement of income for the nine months and three months ended October 31, 2015. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, and related income tax effects. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Pro forma total revenue	$90,655	$90,942	$287,060	$278,862
Pro forma net loss	(6,945)	(5,441)	(13,513)	(10,074)

Pro forma basic and diluted loss per share	$(0.19)	$(0.15)	$(0.37)	$(0.27)

Pro forma weighted average number of common shares outstanding – basic and diluted	36,157	36,838	36,257	36,871

Note 7. Identifiable Intangible Assets

Identifiable intangible assets as of October 29, 2016 consisted of the following (in thousands, except weighted-average amortization period):

	October 29, 2016
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor Relationships	120	$19,000	$61	$18,939
Technology	60	6,711	87	6,624
Trade names and trademarks	60	3,200	26	3,174
		$28,911	$174	$28,737

Estimated amortization expense for the remaining three months of fiscal 2016 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization
($ in thousands)
2016	$1,094
2017	3,880
2018	3,880
2019	3,880
2020	3,880
2021	3,220
Thereafter	$8,903

Note 8. Restricted Cash

In connection with the acquisition of etailz, Inc. and under the terms of the share purchase agreement, the Company was required to hold certain cash in escrow. At October 29, 2016, the Company had restricted cash of $16.1 million reported in long-term assets on the consolidated balance sheet. The Company designated $1.5 million of the restricted cash to be made available to satisfy any indemnification claims and $14.6 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz, Inc. in accordance with the share purchase agreement.

A summary of cash, cash equivalents and restricted cash is as follows ($ in thousands):

	October 29,	January 30,
	2016	2016
Cash and cash equivalents	$4,708	$104,311
Restricted cash	16,100	—
Total cash, cash equivalents and restricted cash	$20,808	$104,311

Note 9. Line of Credit

In May 2012, the Company entered into a $75 million credit facility (“Credit Facility”) which amended the previous credit facility. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Credit Facility. The Company currently expects to review its Credit Facility prior to the expiration date. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

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

As of October 29, 2016, the Company had $5.9 million in outstanding borrowings under the revolving credit facility and $53.7 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen week period ended October 29, 2016 was 3.73%. As of October 31, 2015, there were no borrowings outstanding under lines of credit and $65.0 million was available for borrowings.

During the thirteen weeks ended October 29, 2016 , in connection with the acquisition of etailz, the Company paid off etailz’s outstanding letter of credit in the amount of $4.7 million, as the Company assumed this liability and paid off immediately following the acquisition.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive loss consists of net loss and the reclassification of pension costs previously reported in comprehensive loss for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

Note 11. Depreciation and Amortization of Fixed Assets and Intangible Assets

Depreciation and amortization of fixed assets included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of sales	$104	$124	$301	$370
Selling, general and administrative expenses	2,222	1,227	5,309	3,238
Total	$2,326	$1,351	$5,610	$3,608

Note 12. Basic and Diluted Loss Per Share

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

For the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same.

Total anti-dilutive stock awards for the thirteen and thirty-nine week periods ended October 29, 2016 were approximately 1.9 million shares and 1.8 million shares, respectively, as compared to 1.8 million shares and 1.7 million shares, respectively, for the thirteen and thirty-nine weeks ended October 31, 2015.

Note 13. Shareholders’ Equity

In connection with the acquisition of etailz, in October 2016, the Company issued 5.7 million shares of Company common stock to the selling shareholders of etailz at fair value of $3.56 per share.

During the thirty-nine week period ended October 29, 2016, the Company repurchased 686,137 shares of common stock at an average price of $3.87 per share. Since the inception of the program, the Company has repurchased 2,558,180 shares of common stock at an average price of $3.83 per share. The Company has approximately $12.2 million available for future purchases under its repurchase program.

The Company classifies the repurchased shares as treasury stock on the Company’s condensed consolidated balance sheet.

Note 14. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company's deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 28, 2017.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 30, 2016, the Company had a net operating loss carry forward of $158.8 million for federal income tax purposes and approximately $247 million for state income tax purposes that expire at various times through 2035 and are subject to certain limitations and statutory expiration periods.

During the third quarter of fiscal 2016, in connection with the acquisition of etailz, the Company recognized a tax benefit of $7.5 million related to the reduction of its valuation allowance equivalent to the net deferred tax liabilities recorded on the etailz opening balance sheet. In assessing the realizability of the net deferred tax assets at the time of the acquisition of etailz, management considered whether it is more likely than not that some portion or all of the remaining deferred tax assets will not be realizable. Management considered the scheduled reversal of taxable temporary differences, projected future taxable income when combining Trans World Entertainment projected income or loss with etailz projected income or loss, and tax planning strategies when making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets net of the deferred tax liabilities recorded in connection with the etailz acquisition.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

October 29, 2016 and October 31, 2015

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music and video industries of an increased or decreased number of “hit releases”, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

During October 2016, the Company acquired all of the issued and outstanding capital stock of etailz, Inc. (“etailz”), an innovative and leading digital marketplace retail expert. See Note 6 to the Condensed Consolidated Financial Statements for additional information. Subsequent to this acquisition, reportable segments consist of FYE and etailz. As of October 29, 2016, FYE operated 294 stores totaling approximately 1.7 million square feet in the United States, the District of Columbia and the Commonwealth of Puerto Rico. FYE stores offer predominantly entertainment products, including video and music. In total, these two categories represented 61% of the Company’s net sales for the thirty-nine weeks ended October 29, 2016. The balance of categories, including trend, electronics, video games and related products represented 39% of the FYE’s net sales for the thirty-nine weeks ended October 29, 2016.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net sales and comparable store net sales: The Company measures and reports the rate of change in comparable store net sales. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store net sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable stores net sales through the month immediately preceding the month of closing. Stores that are temporarily closed are excluded from the calculation of comparable stores sales for the applicable periods in the year of closure and the subsequent year. The Company further analyzes net sales by store format and by product category.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 11 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures and change in square footage, if any, gift card breakage and acquisition costs.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 29, 2016

Compared to the Thirteen and Thirty-nine Weeks Ended October 31, 2015

Results for etailz are included in our financial statements beginning October 17, 2016, the date of the closing of the acquisition (“Post Acquisition Period”).

Net Sales. The following table sets forth a period over period comparison of the Company’s net sales by category:

	Thirteen Weeks Ended					Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	Change	%	Comp Store Net Sales	October 29, 2016	October 31, 2015	Change	%	Comp Store Net Sales
	(in thousands, except store data)					(in thousands, except store data)

FYE net sales	$61,215	$67,925	$(6,710)	-9.9%	-4.6%	$199,303	$213,339	$(14,036)	-6.6%	-1.7%
Etailz net sales	3,824	—	$3,824	n/a		3,824	—	$3,824	n/a
Other revenue	1,242	$1,125	117	10.4%		3,232	3,413	(181)	-5.3%
Total revenue	$66,281	$69,050	$(2,769)	-4.0%		$206,359	$216,752	$(10,393)	-4.8%

As a % of FYE net sales
Video	35.2%	40.6%			-16.2%	37.3%	42.9%			-13.4%
Trend	32.3%	22.8%			26.7%	28.6%	18.5%			41.9%
Music	21.7%	25.3%			-18.3%	23.8%	26.6%			-12.6%
Electronics	10.1%	9.2%			8.0%	9.4%	9.4%			0.9%
Video Games	0.7%	2.1%			-60.3%	0.9%	2.6%			-57.3%

Store Count:						294	309	(15)	-4.9%

Total Square footage						1,649	1,793	(144)	-8.0%

FYE

FYE comparable sales decreased 4.6% for the thirteen weeks ended October 29, 2016. For the thirty-nine weeks ended October 29, 2016, comparable sales decreased 1.7%. Net sales decreased 9.9% and 6.6% during the thirteen weeks and thirty-nine weeks ended October 29, 2016 as compared to the same periods last year. The decline in net sales resulted primarily from a decrease in store count of 4.9% from October 31, 2015 to October 29, 2016.

etailz

etailz reported $3.8 million sales for the period from October 17, 2016 to October 29, 2016.

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen Weeks ended				Thirty-nine Weeks Ended
			Change				Change
	October 29, 2016	October 31, 2015	$	%	October 29, 2016	October 31, 2015	$	%
	(in thousands)				(in thousands)
FYE gross profit	$25,932	$27,805	($1,873)	-6.7%	$83,459	$88,053	($4,594)	-5.2%
etailz gross profit	940	—	940	n/a	940	—	940	n/a
Total gross profit	$26,872	$27,805	$(933)	-3.4%	$84,399	$88,053	($3,654)	-4.1%
FYE gross profit as a % of FYE revenue	40.3%	39.3%			40.3%	39.7%
Total gross profit as a % of total revenue	40.5%	40.3%			40.9%	40.6%

FYE

Total gross profit as a percentage of total revenue was 40.5% and 40.9% for the thirteen and thirty-nine weeks ended October 29, 2016, respectively. Gross profit as a percentage of revenue excluding the impact of etailz was 41.5% for the thirteen weeks ended October 29, 2016, compared to 40.3% for the same period last year, a 120 basis point increase. The increase in gross profit as a percentage of sales during the thirty-nine weeks ended October 29, 2016 was due to a shift in mix to higher margin categories as well as improved margins in the trend, electronics, and video categories through improved inventory control and better price management.

etailz

etailz contributed $940 thousand in gross profit, or 24.6% of etailz revenue, from October 17, 2016 to October 29, 2016.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks ended				Thirty-nine Weeks Ended
			Change				Change
	October 29, 2016	October 31, 2015	$	%	October 29, 2016	October 31, 2015	$	%
	(in thousands)				(in thousands)
FYE SG&A before depreciation and other one-time charges	$29,270	$30,373	($1,103)	-3.6%	$88,919	$90,493	($1,574)	-1.7%
As a % of total FYE revenue	46.9%	44.0%		2.9%	43.9%	41.7%		2.2%

Depreciation and amortization	2,214	1,227	987	80.4%	5,301	3,238	2,062	63.7%

etailz acquisition transaction costs	2,228	—	2,228	n/a	2,228	—	2,228	n/a

etailz SG&A	967	—	967	n/a	967	—	967	n/a

Total SG&A	$34,680	$31,600	$3,080	9.7%	$97,415	$93,731	$3,684	3.9%

As a % of total revenue	52.3%	45.8%			47.2%	43.2%

For the thirteen weeks ended October 29, 2016, SG&A expenses, before depreciation and acquisition related costs, decreased $1.1 million, or 3.6%, for the quarter to $29.3 million, or 46.9% of revenue, compared to $30.4 million, or 44.0% of revenue, for the same period last year.

For the thirty-nine weeks ended October 29, 2016, SG&A expenses, before depreciation and acquisition related costs, decreased $1.6 million dollars, or 1.7% to $88.9 million, or 43.9% of total FYE revenue, compared to $90.5 million, or 41.7% of total FYE revenue, in the comparable period last year.

Interest Expense, Net. For the thirteen weeks ended October 29, 2016, net interest expense was $128 thousand versus $488 thousand last year. The decline in interest expense was due to the expiration of the capital lease on the Company’s distribution center and corporate offices. The current lease is accounted for as an operating lease with payments in the amount of $310 thousand included in SG&A.

For the thirty-nine weeks ended October 29, 2016, net interest expense was $523 thousand versus $1.5 million last year. The decline in interest expense was due to the expiration of the capital lease on the Company’s distribution center and corporate offices. The current lease is accounted for as an operating lease with payments in the amount of $929 thousand included in SG&A.

Income Tax Expense.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company's deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 28, 2017.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 30, 2016, the Company had a net operating loss carry forward of $158.8 million for federal income tax purposes and approximately $247 million for state income tax purposes that expire at various times through 2035 and are subject to certain limitations and statutory expiration periods.

During the third quarter of fiscal 2016, in connection with the acquisition of etailz, the Company recognized a tax benefit of $7.5 million related to the reduction of its valuation allowance equivalent to the net deferred tax liabilities recorded on the etailz opening balance sheet.  In assessing the realizability of the net deferred tax assets at the time of the acquisition of etailz, management considered whether it is more likely than not that some portion or all of the remaining deferred tax assets will not be realizable. Management considered the scheduled reversal of taxable temporary differences, projected future taxable income when combining Trans World Entertainment projected income or loss with etailz projected income or loss, and tax planning strategies when making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets net of the deferred tax liabilities recorded in connection with the etailz acquisition.

Net Loss: The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks ended			Thirty-nine Weeks Ended
			Change			Change
	October 29, 2016	October 31, 2015	$	October 29, 2016	October 31, 2015	$
	(in thousands)			(in thousands)
Loss before income tax	$(7,936)	$(4,283)	$(3,653)	$(12,471)	$(7,045)	$(5,426)
Income tax expense (benefit)	(7,452)	45	(7,497)	(7,358)	134	(7,492)
Net loss	$(484)	$(4,328)	$3,844	$(5,113)	$(7,179)	$2,066

For the thirteen weeks ended October 29, 2016, the Company’s net loss was $484 thousand compared to a net loss of $4.3 million for the thirteen weeks ended October 31, 2015. The decrease in net loss was primarily due to the income tax benefit recorded in the third quarter of 2016 offset by transaction and other costs related to the acquisition of etailz. For the thirty-nine weeks ended October 29, 2016, the Company’s net loss was $5.1 million, compared to a net loss of $7.2 million for the thirty-nine weeks ended October 31, 2015.

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

The following table sets forth a summary of key components of cash flow and working capital for each of the thirty-nine weeks ended October 29, 2016 and October 31, 2015, or at those dates:

	As of or for the Thirty-nine Weeks Ended		Change
(in thousands)	October 29, 2016	October 31, 2015	$
Operating Cash Flows	(30,179)	(26,165)	(6,038)
Investing Cash Flows	(51,926)	(16,093)	(33,806)
Financing Cash Flows	(1,398)	(1,425)	24

Capital Expenditures	(16,726)	(15,293)	(1,306)
Purchases of business, net of cash aquired	(36,300)	—	(34,400)

Cash, cash equivalents, and restricted cash	20,808	74,854	(54,046)
Merchandise Inventory	157,827	149,524	8,303
Working Capital	91,617	155,967	(64,350)
21

The Company had cash, cash equivalents, and restricted cash of $20.8 million at October 29, 2016, compared to $74.9 million at October 31, 2015.

Cash used by operating activities was $30.2 million for the thirty-nine weeks ended October 29, 2016.

The primary uses of cash were a loss before income tax benefit of $12.6 million and a $23.1 million seasonal increase in inventory. The Company's merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year's holiday season. Excluding the impact of etailz, inventory per square foot was $86 at the end of the quarter, compared to $83 per square foot at the end of the third quarter last year

Cash used by investing activities was $51.9 million for the thirty-nine weeks ended October 29, 2016. The primary uses of cash were the investment in etailz of $36.3 million and capital expenditures of $16.7 million.

Cash used by financing activities was $1.4 million for the thirty-nine weeks ended October 29, 2016. The primary uses of cash were the purchases of common stock of $2.6 million and a $4.7 million payment on the line of credit, offset by proceeds from short-term borrowings of $5.9 million.

During the thirty-nine weeks ended October 29, 2016, the Company repurchased 686,137 shares of common stock at an average price of $3.87 per share. Since the inception of the program, the Company has repurchased 2.6 million shares of common stock at an average price of $3.83 per share. The Company has approximately $12.2 million available for future purchases under its repurchase program.

In May 2012, the Company entered into a $75 million credit facility (“Credit Facility”) which amended the previous credit facility. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in May 2017, unless otherwise paid earlier pursuant to the terms of the Credit Facility. The Company currently expects to renew its Credit Facility prior to the expiration date. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

As of October 29, 2016, the Company had $5.9 million in outstanding borrowings under the revolving credit facility and $53.7 million was available for borrowing. The weighted average interest rate on outstanding borrowings for the thirteen week period ended October 29, 2016 was 3.73%. As of October 31, 2015, there were no borrowings outstanding under lines of credit and $65.0 million was available for borrowing.

During the thirteen weeks ended October 29, 2016, in connection with the acquisition of etailz, the Company paid off etailz’s outstanding letter of credit in the amount of $4.7 million.

Refer to footnote 9 in the condensed consolidated financial statements for further information regarding the Company’s credit facility.

Capital Expenditures. During the thirty-nine weeks ended October 29, 2016, the Company made capital expenditures of $16.7 million. The Company currently plans to spend approximately $20.0 million in total for capital expenditures in fiscal 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs, income taxes and business combinations. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 30, 2016 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 30, 2016. Except as described herein, there has been no material change to the accounting policies applied to our consolidated results and footnote disclosures. In accordance with the accounting guidance for business combinations, we use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, we use a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets and property and equipment. The business and technical judgment of management is used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 3, 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as part of its quarterly report for the period ended October 29, 2016.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2016, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b)    Changes in internal controls.    The acquisition of etailz, Inc. was significant to the Company and was consummated effective October 17, 2016. Upon consummation of the acquisition, etailz, Inc. became a consolidated subsidiary of the Company. The Company intends to take a period of time to fully incorporate the etailz, Inc. operations that it acquired into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, other than as noted above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A – Risk Factors

Our acquisition of etailz, Inc. could have an adverse effect on our business.

On October 17, 2016, we acquired (the “Acquisition”) all of the issued and outstanding capital stock of etailz Inc. (“etailz”). The acquisition of a business and its integration with existing operations involves a number of financial, managerial and operational challenges that take significant management time and attention. In addition. we have incurred significant expenses and fees in connection with the Acquisition, and may incur additional expenses post-closing. Our overall profitability would be adversely affected if our time and expenses associated with businesses we have acquired or may acquire in the future are not matched or exceeded by the revenues that are derived from such acquisition.

In connection with our acquisition of etailz, we are expanding into a new market in which we have limited operating experience.

We have limited experience as a reseller on third party ecommerce marketplaces. Our entry into this new line of business may subject us to additional risks and uncertainties. If etailz is not successful, it may not produce substantial revenue or profit and our operating results could be adversely affected.

etailz revenue is dependent on maintaining etailz’ relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have a adverse impact on our business, financial condition and results of operations.

etailz generates substantially all of its revenue through the Amazon Marketplace. Therefore, we depend in large part on our relationship with Amazon for the continued growth of the etailz segment. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect the continued growth of our etailz segment and our financial condition and results of operations.

We may encounter difficulties in fully integrating etailz into our business and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the Acquisition.

The success of the Acquisition of etailz will depend, in part, on our ability to realize the anticipated growth opportunities on a standalone basis and from the integration of etailz with our existing business. There may be substantial difficulties, costs and delays involved in the integration of etailz with our own business, including distracting management from day-to-day operations and potential incompatibility of corporate cultures, and costs and delays in implementing systems and procedures. In addition, the process of integrating the operations of etailz could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel or vendor partners. Any one or all of these factors may increase our operating costs or lower our anticipated financial performance. Our failure to fully integrate etailz could have an adverse effect on our financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of etailz Inc. (“etailz”), a private company, on October 17, 2016, the Company issued to the sellers an aggregate of 5,730,659 shares of common stock.  The common shares, other than 1,572,552 shares issued to etailz’ chief executive officer, Mr. Joshua Neblett, were fully vested upon issuance. Mr. Neblett’s shares will vest over 27 months from the acquisition date.  The common shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) based primarily on representations made by each of the sellers.  The sale of the securities did not involve underwriters or any form of general solicitation or general advertising.  A description of the acquisition is contained in item 1.01 of the Company’s Form 8-K dated October 17, 2016, which is incorporated herein by reference.

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
26

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 8, 2016	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

December 8, 2016	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
27