Form 10-K
period 2017-01-28
TRANS WORLD ENTERTAINMENT CORP
filed 2017-04-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
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

As of July 30, 2016, 30,353,214 shares of the Registrant’s Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 30, 2016 as reported on the Global tier of The NASDAQ Stock Market, Inc. was $55,505,844, Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 48.6% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 31, 2017, there were 36,115,388 shares of Common Stock issued and outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s June 28, 2017 Annual Meeting of Shareholders to be filed on or about May 30, 2017	III
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

•  new product introductions;

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

•  future cash flows;

•  availability of real estate;

•  vendor terms;

•  interest rate fluctuations;

•  access to third party digital marketplaces

•  adverse publicity;

•  product liability claims;

•  changes in laws and regulations;

•  breach of data security and

•  continued growth of e-commerce.

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

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Record Town, Inc and etailz, Inc. See below for additional information.

Our Reportable Segments

We operate our business in two segments: fye and etailz.

fye Segment

The Company’s fye segment operates retail stores and two e-commerce sites and is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States.

Stores and Store Concepts

As of January 28, 2017, the Company operated 284 stores totaling approximately 1.6 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands predominantly under the f.y.e. (“For Your Entertainment”) brand.

Mall stores. The Company operated 250 traditional mall-based stores as of January 28, 2017. Mall stores average about 5,200 square feet and carry a full complement of entertainment products, including trend, video, music, electronics, and related products.

During fiscal 2016, the Company opened 14 new and remodeled 10 existing mall stores under a new format which expands the merchandise selection and enhances the presentation of the trend and electronics categories while maintaining a strong presence in the media categories. The new format stores average 4,300 square feet. As of January 28, 2017, the Company operated 34 stores under the new format.

Video only stores. The Company operated 6 video only stores as of January 28, 2017, predominately under the Suncoast Motion Pictures brand. These stores specialize in the sale of video and related product. They average about 2,500 square feet.

Freestanding Stores. The Company operated 28 freestanding stores predominantly under the fye brand. They carry a full complement of entertainment products, including trend, video, music, electronics, and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 10,300 square feet.

E-Commerce Sites

The Company operates two retail web sites including www.fye.com and www.secondspin.com. fye.com is our flagship site and carries entertainment products, including trend, video, music, electronics and related products.  SecondSpin.com is a leading seller of used CDs, DVDs, Blu-Ray and video games online and carries one of the largest catalogs of used media available online.

etailz Segment

On October 17, 2016, the Company acquired all of the issued and outstanding capital stock of etailz, Inc. (“etailz”), an innovative and leading digital marketplace retail expert. etailz uses a data driven approach to digital marketplace retailing utilizing proprietary software and ecommerce insight to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.

Merchandise Categories

fye Segment

Net sales by merchandise category as a percentage of total net sales for fiscal 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Video	34.1%	39.5%	43.9%
Trend	32.0%	22.2	15.2
Music	21.9%	25.1	27.0
Games	0.8%	2.4	4.3
Electronics	11.2%	10.8	9.6
Total	100.0%	100.0%	100.0%

etailz Segment

etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace.

Business Environment

fye Segment

Video and music accounted for approximately 50% of the Company’s net sales in fiscal 2016 versus 65% of sales in fiscal 2015. Physical media sales have suffered from the shift of content to digital distribution, streaming and online retailers (e.g., Amazon) that offer entertainment products at discounted prices and collectively have gained a larger share of the market.

Based primarily on statistical information obtained from Warner Brothers Home Entertainment and Nielsen SoundScan (“SoundScan”); physical video and music represent an approximately $9 billion industry nationwide in 2016.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales in 2016 were $5.4 billion compared to $6.1 billion in 2015, a decrease of 11%. Industry DVD retail sales decreased 15% in 2016 compared to 2015, while Blu-ray sales decreased 4%.

According to statistical information from SoundScan, the total number of music albums sold, including CD and digital albums, decreased 16% to approximately 194 million units in 2016. Excluding digital albums, in fiscal 2016, album sales decreased 14% from fiscal 2015 to approximately 115 million units.

etailz Segment

The Company’s etailz segment operates as a third party e-commerce market place (“Digital Marketplace”) reseller. Digital marketplaces are e-commerce platforms where online retailers enable third party sellers access to their website and customer base to sell new and used offerings. Digital marketplaces allow consumers to shop from a variety of merchants in one place and have become an integral part of many e-commerce sellers’ businesses, including Amazon.com, Walmart/Jet.com and ebay.

According to the U.S. Census Bureau, total e-commerce sales for 2016 were estimated at $394.9 billion, an increase of 15% from 2015. Total retail sales in 2016 increased 3% from 2015. E-commerce sales in 2016 accounted for 8% of total retail sales as compared to 7% of total retail sales for 2015.

Competition

fye Segment

The specialty entertainment retail industry is intensely competitive and subject to rapid changes in consumer preferences. We compete with mass merchants, consumer electronics stores, lifestyle retailers and online retailers. Our media products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value media products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

We compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Amazon.com, Inc. (“Amazon.com”); and Best Buy Co., Inc. (“Best Buy”), among others.

The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Diversified product mix: the Company is expanding the range of product offerings in our non-media businesses. As a result, the non media categories contribution to total sales increased to 43% in fiscal 2016 as compared to 33% in fiscal 2015.
▪	Customer service: the Company offers personalized customer service in its stores guided by a commitment to approach every customer with gratitude, humility and respect;
▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products;
▪	Marketing: the Company utilizes in-store visual displays, live events and a digital marketing strategy that employs email blasts and social networking.

etailz Segment

etailz competes with other third-party marketplace sellers using a data driven approach to digital marketplace retailing utilizing proprietary software and ecommerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.  In the past 12 months, etailz sold over 30,000 SKUs from over 2,000 manufacturers and distributors in numerous product categories, primarily through the Amazon Marketplace.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period and generating substantially all of its’ net income. The fourth fiscal quarter of 2016 was impacted by the inclusion of sales from etailz. In fiscal 2016, fourth quarter revenue for the fye segment accounted for approximately 34% of annual total revenue. Historically, revenue generated during the fourth fiscal quarter for etailz has demonstrated similar seasonality as the fye segment. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

The Company makes use of visual displays including in-store signage and external banners. The Company employs a marketing strategy including email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

Suppliers and Purchasing

fye Segment

The Company purchases inventory from approximately 400 suppliers. In fiscal 2016, 48% of purchases were made from ten suppliers including Universal Studio Home Entertainment, AEC - Paramount Video, Buena Vista Home Video, Digital Products International, Bio Domes, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC, and Warner Home Video. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

etailz segment

In the past 12 months, etailz sold over 30,000 SKUs from over 2,000 manufacturers and distributors in numerous product categories, primarily through the Amazon Marketplace.

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

As of January 28, 2017, the Company employed approximately 3,000 people, of whom approximately 1,200 were employed on a full-time basis. Others were employed on a part-time basis. The Company hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in-stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Trademarks

The trademarks, for your entertainment (f.y.e.), etailz, Suncoast Motion Pictures and Saturday Matinee are registered with the U.S. Patent and Trademark Office and are owned by the Company. We believe that our rights to these trademarks are adequately protected. We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the entertainment retail industry.

Information Systems

fye segment

The Company’s inventory management systems and point-of-sale technology show daily sales and in-store stock by title by store. The systems use this data to automatically generate replenishment shipments to each store from our distribution centers, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Call lists and reservation system also provide our buying staff with information to determine order size and inventory management for store-by-store inventory allocation.

To support most operations the Company uses a large-scale computing environment with a state-of-the-art storage area network and a wired and wireless corporate network installed at regional headquarters, and a secure virtual private network to access and provide services to computing assets located in stores, distribution centers and satellite offices, and to the mobile workforce.

An Oracle based point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic lookup of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of pre-owned products. In addition, our central database of all pre-owned products allows us to actively manage the pricing and product availability of our pre-owned products across our store base and reallocate our pre-owned products as necessary.

etailz segment

The Company uses a data driven approach to digital marketplace retailing utilizing proprietary software.

Business Combinations

etailz Acquisition

On October 17, 2016, the Company completed the purchase of all of the issued and outstanding shares of etailz, Inc. , an innovative and leading digital marketplace retail expert. etailz is a leading digital marketplace expert retailer, operating both domestically and internationally. They use a data driven approach to digital marketplace retailing utilizing proprietary software and ecommerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions. The acquisition of etailz is part of our strategy to diversify our business into the fastest growing segment of retail: the Digital Marketplace. The Company plans to access the relationships, operational expertise, and infrastructure built by etailz to help unlock the full potential of etailz and to accelerate our progress towards being the industry leader for digital marketplace sales and expertise.

The Company paid $32.3 million in cash, issued 5.7 million shares of TWMC stock at closing to the shareholders of etailz as consideration for their shares, and paid $4.3 million in cash advances to settle obligations of the selling shareholders. Based on the fair value of $3.56 per share on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million will be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018 as outlined in the share purchase agreement. In connection with the acquisition, the Company assumed a liability of the selling shareholders for an etailz employee bonus plan, of which $1.9 million was due and payable at closing and funded as part of the cash advances and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting.

The amount of goodwill represents the excess of the purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and for the knowledge and expertise of, and established presence in, the digital marketplace, which do not qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of etailz is not deductible for tax purposes.

The acquisition date fair value of the consideration for the above transaction consisted of the following as of October 17, 2016 (in thousands):

Cash consideration	$36,600
Fair value of stock consideration	20,415
Fair value of contingent consideration	10,381
Fair value of indemnification consideration held in escrow	1,500
Fair value of purchase consideration	$68,896

The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

($ in thousands)
October 17, 2016
Assets Acquired
Accounts receivable	1,533
Prepaid expenses and other current assets	5,896
Inventory	14,608
Property and equipment, net	663
Other long term-assets	12
Acquired intangible assets:
Trade names	3,200
Technology	6,700
Vendor relationships	19,100
Unfavorable lease valuation	(53)
Goodwill	39,191
Total assets acquired	$90,850
Liabilities Assumed
Accounts payable	$4,888
Debt	4,729
Other current liabilities	5,349
Deferred taxes	6,988
Total liabilities assumed	$21,954
Net assets acquired	$68,896

The results of operations of etailz will be reported in the Company’s etailz segment and has been included in the consolidated results of operations of the Company from the date of acquisition.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ National Market under the trading symbol

“TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The fiscal 2016 (“fiscal 2016”) year ended on January 28, 2017; fiscal 2015 (“fiscal 2015”) year ended on January 30, 2016; and fiscal 2014 (“fiscal 2014”) year ended on January 31, 2015. All fiscal periods presented were 52 weeks.

Item 1A. RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

Risks Related to Our Business and Industry

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

The Company’s results of operations are affected by the continued declines in the physical video and music industries.

Physical media sales have suffered from the shift of content to digital distribution, streaming and online retailers (e.g., Amazon) that offer entertainment products at discounted prices and collectively have gained a larger share of the market. Physical video and music represent approximately 50% of sales and have been impacted by new distribution channels, including digital distribution, streaming and internet fulfillment. As a result, the Company has had negative comparable store sales for all periods presented.

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

The Company’s results of operations may suffer if the Company does not accurately predict consumer acceptance of new products or distribution technologies or adapt to a shift to multichannel experience.

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

Because of our floating rate credit facility, we may be adversely affected by interest rate changes.

Our financial position may be affected by fluctuations in interest rates, as our credit facility is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we were to borrow against our senior credit facility, a significant increase in interest rates could have an adverse effect on our financial position and results of operations.

Historically, we have experienced declines and we may continue to experience fluctuation in our level of sales, results from operations and operating cash flow.

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. The Company’s comparable store sales may decline further than they did in fiscal 2016. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part to the holiday selling season. The fourth quarter generated approximately 34% of our total annual pro forma revenue for fiscal 2016 (as discussed in Note 7 of Notes to the Consolidated Financial Statements in this report). Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. During 2016, the Company opened 14 new stores and remodeled 11 under a new format and closed 29 stores with expiring leases. Likewise, the Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

The protection of our customer, employee and business data is critical to us. Our business, like that of most retailers, involves the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third party intellectual rights, could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets and other intellectual property, including proprietary software, are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property.

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

The Company’s business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining units are negotiated or imposed, minimum wage requirements, health care mandates, and changes in overtime regulations

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the NASDAQ Global Market, as well as applicable employment laws. Additional legal and regulatory requirements increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

We could be materially and adversely affected if our distribution center is disrupted.

We operate a distribution center in Albany, New York. We ship approximately 78% of our fye segment merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including weather, fire, labor, or other issues we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the center.

We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

Risks Related to Ownership of Our Common Stock.

The Robert J. Higgins TWMC Trust (the “Trust”) owns approximately 39.5% of the outstanding Common Stock. Therefore, the trustees have significant influence and control over the outcome of any vote of the Company’s Shareholders.

The Robert J. Higgins TWMC Trust owns approximately 39.5% of the outstanding Common Stock and there are no limitations on the Trust acquiring shares in the future.  Accordingly, the trustees have significant influence over the election of our directors, the appointment of new management and the approval of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of the Trust may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $1.65 and $4.00 from January 31, 2016 to March 31, 2017. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

The declaration of dividend payments or the repurchase of our common stock pursuant to our share repurchase program may not continue.

Our dividend policy and share repurchase program may be affected by, among other items, business conditions, changes in our business strategy, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends or share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment or repurchase of shares.

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

Risks Related to the Acquisition of etailz

The integration of etailz, Inc. with existing operations could have an adverse effect on our business.

On October 17, 2016, we acquired all of the issued and outstanding capital stock of etailz Inc. (the “Acquisition”). The acquisition of a business and its integration with existing operations involves a number of financial, managerial and operational challenges that take significant management time and attention. In addition, we have incurred significant expenses and fees in connection with the Acquisition and may incur additional expenses post-closing. Our overall profitability would be adversely affected if our time and expenses associated with businesses we have acquired or may acquire in the future are not matched or exceeded by the revenues that are derived from such acquisition.

In connection with the Acquisition, we are expanding into a new market in which we have limited operating experience.

We have limited experience as a reseller on third-party ecommerce marketplaces. Our entry into this new line of business may subject us to additional risks and uncertainties. If etailz is not successful, it may not produce substantial revenue or profit and our operating results could be adversely affected.

etailz revenue is dependent upon maintaining etailz’s relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.

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

We may record future goodwill impairment charges which could negatively impact our future results of operations and financial condition.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of January 28, 2017, fye segment leased and operated 284 stores some of which have renewal options. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the fiscal years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2017	118	2021	15

2018	60	2022	26

2019	38	2023 and beyond	13

2020	14
16

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facilities

As of January 28, 2017, we leased the following office and distribution facilities:

	Square	Owned or
Location	Footage	Leased	Use
fye
Albany, NY	39,800	Leased	Office administration
Albany, NY	141,500	Leased	Distribution center

etailz
Spokane, WA	8,300	Leased	Office administration
Spokane, WA	32,000	Leased	Distribution center

The Company believes that it has adequate distribution facilities to meet the Company’s current business needs. Shipments from the Albany distribution facility to the Company’s retail stores provide approximately 78% of all merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors. The Spokane, WA facility supports the distribution, where required, to outside distribution facilities for sale on third-party marketplace.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Global Market under the symbol “TWMC.” As of March 31, 2017, there were 328 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2015 through March 31, 2017.

	Closing Sales Prices

	High	Low
2015
1st Quarter	$4.00	$3.42
2nd Quarter	$3.88	$3.51
3rd Quarter	$3.94	$3.50
4th Quarter	$3.88	$3.13

2016
1st Quarter	$4.00	$3.13
2nd Quarter	$4.00	$3.45
3rd Quarter	$3.92	$3.40
4th Quarter	$3.90	$2.65

2017
1st Quarter (through March 31, 2017)	$2.90	$1.65

On March 31, 2017, the last reported sale price on the Common Stock on the NASDAQ National Market was $1.70.

Dividend Policy: The Company did not pay cash dividends in fiscal 2016 and fiscal 2015. The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Five-Year Performance Graph

The following line graph reflects a comparison of the cumulative total return of the Company’s Common Stock from January 28, 2012 through January 28, 2017 with the NASDAQ US Benchmark TR Index and with ICB: 5300 Retail (Supersector) index. Because none of the Company’s leading competitors has been an independent publicly traded company over the period, the Company has elected to compare shareholder returns with the published index of retail companies compiled by NASDAQ. All values assume a $100 investment on January 29, 2011, and that all dividends were reinvested.

	Fiscal Years
	2011	2012	2013	2014	2015	2016
Trans World Entertainment Corporation	100	157	179	180	133	117
NASDAQ US Benchmark TR Index	100	117	143	162	158	193
ICB: 5300 Retail (Supersector)	100	124	151	186	196	217

Issuer Purchases of Equity Securities During the Quarter Ended January 28, 2017

The Board of Directors authorized a $22 million share repurchase program in August 2013. The timing of share repurchases under the repurchase program depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

During the 3 months period ended January 28, 2017, the Company did not repurchase any shares under the share repurchase program.

The Company’s amended credit facility contains certain restrictions related to share repurchases, including limiting the amount of repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the share repurchase transaction.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statements of Income and Balance Sheet data for the five fiscal years ended January 28, 2017 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 2, 2013 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
(in thousands, except per share data)	2017 (1)	2016	2015	2014	2013
STATEMENT OF INCOME DATA:
Net sales	$348,672	$334,661	$358,490	$393,659	$458,544
Other revenue (2)	4,798	4,843	4,773	4,326	4,437
Total revenue	353,470	339,504	363,263	397,985	462,981

Cost of sales	218,811	204,089	222,572	245,755	286,422
Gross profit	134,659	135,415	140,691	152,230	176,559
Selling, general and administrative expenses	139,691	130,845	136,916	141,855	163,009
Gain on sale of asset	(1,164)	—	—	—	(22,750)
Income (loss) from operations	(3,868)	4,570	3,775	10,375	36,300
Interest expense	775	1,860	1,951	2,010	2,384
Other income	(1,081)	(160)	(70)	(80)	(66)
Income (loss) before income taxes	(3,562)	2,870	1,894	8,445	33,982
Income tax expense (benefit)	(6,773)	181	116	168	248
Net income	$3,211	$2,689	$1,778	$8,277	$33,734
Basic earnings per share	$0.10	$0.09	$0.06	$0.25	$1.07
Weighted average number of shares outstanding - basic	32,162	31,167	31,744	32,584	31,577
Diluted earnings per share	$0.10	$0.09	$0.06	$0.25	$1.06
Weighted average number of shares – diluted	32,321	31,323	31,897	32,862	31,878

Cash dividend paid per share	—	—	$0.50	—	$0.47

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands, except store count data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$307,810	$271,605	$280,009	$311,591	$314,414
Current portion of long-term debt and capital lease obligations	—	—	938	1,066	936
Long-term obligations	—	—	—	938	2,004
Shareholders’ equity	$197,936	$175,268	$171,740	$190,970	$179,934

OPERATING DATA:
Store count (open at end of period):
Mall stores	256	267	270	293	304
Freestanding stores	28	32	40	46	54
Total stores	284	299	310	339	358

Comparable store sales decreases(2)	(4%)	(1%)	(1%)	(5%)	(1%)
Total square footage in operation (Year end)	1,593	1,730	1,799	2,030	2,209
Total square footage in operation (Average)	1,669	1,793	1,940	2,134	2,362

1.	In 2016, we acquired the outstanding stock of etailz, Inc., which included $40.2 million in revenue, $9.9 million in gross profit, and $9.2 million in selling, general, and administrative expenses. The total above includes operational results from October 17, 2016 to January 28, 2017.

2.	Other revenue is comprised of third-party commission income and management fees. Prior fiscal years were reformatted to include this immaterial adjustment.

3.	A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.
20

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music, video, and video game industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors including, but not limited to: cost of goods, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, interest rates, customer preferences, unemployment, labor costs, inflation, fuel and energy prices, weather patterns, climate change, catastrophic events, competitive pressures and insurance costs. discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6: Selected Consolidated Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this report.

During October 2016, the Company acquired all of the issued and outstanding capital stock of etailz, Inc. , an innovative and leading digital marketplace retail expert. See Note 7 to the Consolidated Financial Statements for additional information. Subsequent to this acquisition, reportable segments consist of fye and etailz. The etailz acquisition represents a significant step forward in the Company’s reinvention. The Company believes the rapid growth of marketplace sales will continue and is clear evidence of the explosive long-term trends underway in retailing. fye’s progress onboarding digital and marketing talent, accelerated through the etailz acquisition, will enable the Company to continue to build upon its credibility with fans of entertainment and pop culture. As of January 28, 2017, the Company operated 284 stores totaling approximately 1.6 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands.

fye Segment

The U.S. entertainment retailing industry is a mature industry and continues to experience declines. Physical Video and Music represent approximately 50% of sales and both categories have been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales for the past five years. To mitigate or lessen the impact these changes have had, the Company has focused on the following areas in an effort to improve its business:

Evolve the fye Brand Customer Experience.

The Company is evolving the fye brand experience by diversifying its merchandise assortment and enhancing its merchandise presentation as it continues its strategy towards becoming the most compelling entertainment and pop culture centric engagement in the marketplace. In addition, the Company offers personalized customer service in its stores guided by a commitment to approach every customer with gratitude, humility and respect.

Store Portfolio Evaluation

The Company’s real estate strategy is to maintain a core group of profitable locations, while evaluating opportunities for new locations in new and existing malls. During fiscal 2016, the Company opened 14 new and remodeled 10 existing fye stores under a new format which expands the merchandise selection and enhances the presentation of the trend and electronics categories while maintaining a strong presence in the media categories. As of January 28, 2017, the Company operated 34 stores under the new format.

During fiscal 2016 and fiscal 2015, the Company closed 29 and 19 stores, respectively. The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. We will continue to close stores that do not meet our profitability goals, a process which could result in asset impairments and store closure costs. Continued reduction in the number of stores would lower total sales.

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

etailz Segment

On October 17, 2016, the Company acquired all of the issued and outstanding capital stock of etailz, Inc., an innovative and leading digital marketplace retail expert. etailz uses a data driven approach to digital marketplace retailing utilizing proprietary software and ecommerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions. The etailz acquisition represents a significant step forward in Company’s reinvention. The Company believes the rapid growth of marketplace sales will continue and is clear evidence of the explosive long-term trends underway in retailing. fye’s progress onboarding digital and marketing talent, accelerated through the etailz acquisition, will enable the Company to continue to build upon its credibility with fans of entertainment and pop culture.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 1 of Notes to the Consolidated Financial Statements in this report). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items for fiscal 2016, 2015, and 2014 in the amount of $0.4 million, $3.6 million, and $1.6 million, respectively. Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as key indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended January 28, 2017 (“fiscal 2016”)

Compared to Fiscal Year Ended January 30, 2016 (“fiscal 2015”)

Segment Highlights:

etailz results included in the tables below are for the period starting from the date of acquisition.

(in thousands)	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016

Total Revenue
fye	$313,211	$339,504
etailz	40,259	—
Total Company	$353,470	$339,504

Gross Profit
fye	$124,735	$135,415
etailz	9,924	—
Total Company	$134,659	$135,415

Income (Loss) From Operations
fye	$(1,932)	$4,570
etailz	677	—
Acquisition related costs	(2,613)	—
Total Company	$(3,868)	$4,570

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

			2016 vs 2015
	2016	2015	$	%
(in thousands)
fye net sales	$308,413	$334,661	$(26,248)	(7.8%)
etailz net sales	40,259	—	40,259	n/a
Other revenue	4,798	4,843	(45)	(0.9%)
Total revenue	$353,470	$339,504	$13,966	4.1%

Total revenue increased 4.1% to $353.5 million compared to $339.5 million in fiscal 2015, driven by $40.3 million in revenue from etailz from the date of acquisition.

fye Segment

The 7.8% net sales decline from the prior year is due to a 5% decline in total stores in operation and a 3.6% decline in comparable store net sales. Stores closed in fiscal 2016 and fiscal 2015 recorded sales of $21.6 million and $45.2 million, respectively. Total product units sold for fiscal 2016 decreased 7.5% and the average retail price for units sold decreased 1.8%.

Net fye sales by merchandise category for fiscal 2016 and fiscal 2015 were as follows:

($ in thousands)	2016 Net Sales	% Total	2015 Net Sales	% Total	Total $ Net Sales Change	Total % Net Sales Change	Comparable Store % Net Sales Change

Video	$105,169	34.1%	$132,191	39.5%	$(27,022)	(20.4%)	(15.5%)
Trend	98,692	32.0%	74,295	22.2%	24,397	32.8%	30.9%
Music	67,542	21.9%	84,000	25.1%	(16,458)	(19.6%)	(15.7%)
Electronics	34,542	11.2%	36,143	10.8%	(1,601)	(4.4%)	0.8%
Video games	2,468	0.8%	8,032	2.4%	(5,564)	(69.3%)	(54.2%)
Total	$308,413	100.0%	$334,661	100.0%	$(26,248)	(7.8%)	(3.6%)

Video

fye stores offer a wide range of new and used DVDs, Blu-rays, and 4Ks in a majority of its stores. Total net sales for the video category declined 15.5% on a comparable store sales basis in fiscal 2016. Video sales were negatively impacted by industry wide declines in physical video due to non-physical options.

According to Warner Home Video, total video sales in the United States declined 11% during the period corresponding with the Company’s fiscal 2016.

Music

fye stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 15.7% on a comparable store sale basis in fiscal 2016. The Company has offset declines in CD sales by adding vinyl to its stores.

According to SoundScan, total CD unit sales in the United States declined 14.0% during the period corresponding with the Company’s fiscal 2016.

Trend

fye stores offer a selection of trend products that primarily relate to theatrical releases, music, and gaming. The trend category increased 30.9% on a comparable store sales basis in fiscal 2016. The trend represented 32.0% of the Company’s total net sales in fiscal 2016 versus 22.2% in fiscal 2015. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew sales by strengthening its assortment and improving the product presentation and value proposition.

Electronics

fye stores offer a selection of complementary portable electronics and accessories to support our entertainment products. The electronics category increased 0.8% on a comparable store sales basis. Electronics represented 11.2% of the Company’s total net sales in fiscal 2016 versus 10.8% in fiscal 2015.

Video games

Comparable net sales in the games category decreased 54.2%. The Company continues to shift its inventory investment and space allocation away from games to higher margin growth categories.

etailz Segment

etailz recorded sales of $40.2 million from the date of acquisition. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

			2016 vs 2015
	2016	2015	$	%
(in thousands)
fye gross profit	$124,735	$135,415	$(10,680)	-7.9%
etailz gross profit	9,924	—	9,924	n/a
Total gross profit	$134,659	$135,415	$(756)	-0.6%
fye gross profit as a % of fye revenue	39.8%	39.9%
etailz gross profit as a % of etailz revenue	24.7%	—
Total gross profit as a % of total revenue	38.1%	39.9%

Gross profit decreased 0.6% to $134.7 million compared to $135.4 million in fiscal 2015 as incremental gross profit from etailz did not offset lower gross profit from fye.

fye Segment

The decline in gross margin as a percentage of revenue was due to lower sales and higher inventory markdowns to sell off seasonal merchandise. Gross profit as a percentage of sales was 39.8% in fiscal 2016 as compared to 39.9% in fiscal 2015.

etailz Segment

etailz reported gross profit of $9.9 million from the date of acquisition. etailz gross profit as a percentage of sales was 24.7%.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2016 vs. 2015
	2016	2015	$	%
	(in thousands)
fye SG&A excluding depreciation and acquisition related expenses	$120,201	$126,177	($5,976)	-4.7%
As a % of total fye revenue	38.4%	37.2%		1.2%

Depreciation and amortization	7,631	4,668	2,963	63.5%
etailz acquisition related expenses	2,613	—	2,613	n/a
etailz SG&A	9,246	—	9,246	n/a

Total SG&A	$139,691	$130,845	$8,846	6.8%

As a % of total revenue	39.5%	38.5%

SG&A expenses increased $8.8 million primarily due to expenses for etailz, acquisition related expenses and higher depreciation and amortization expenses.

fye Segment

SG&A excluding depreciation and acquisition expenses decreased $7.1 million, or 5.7%, due to lower performance-based compensation and lower expenses due to fewer stores in operation. Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Depreciation and amortization expense increased $2.9 million due to investments in technology enhancements, new and remodeled stores and the chain wide rollout of new marketplace fixtures to support the shift in merchandising assortment.

etailz Segment

etailz reported SG&A of $9.2 million from the date of acquisition, which primarily includes commission fees, payroll costs, and amortization expense of intangible assets

Gain on Sale of Asset. The gain on sale of asset of $1.2 million represented the sale of property located in St. Louis, Missouri. The gain represents cash proceeds of $2.8 million less carrying value of $1.6 million.

Interest Expense. Interest expense in fiscal 2016 was $0.8 million, compared to $1.9 million in fiscal 2015, as the Company’s capital lease obligation ended last year.

Other Income. Other income was $1.1 million in fiscal 2016 compared to $160 thousand in fiscal 2015. Other income for fiscal 2016 consisted primarily of a gain on the sale of an investment of $800 thousand.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

($ in thousands)			2016 vs. 2015
	2016	2015	$

Income tax expense (benefit)	$(6,773)	$181	$(6,954)

Effective tax rate	190.1%	6.30%

The fiscal 2016 and 2015 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions, the accrual of interest, and income tax benefit from the etailz, Inc. acquisition. See Note 4 in the Notes to Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2016 vs. 2015
	2016	2015	$

Net income	$3,211	$2,689	$522

Net income as a percentage of total revenue	0.9%	0.8%

Net income for fiscal 2016 increased by $522 thousand to $3.2 million, as compared to $2.7 million for fiscal 2015.

Fiscal Year Ended January 31, 2015 (“fiscal 2015”)

Compared to Fiscal Year Ended February 1, 2014 (“fiscal 2014”)

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

Video

The Company’s stores offer a wide range of new and used DVDs and Blu-rays in a majority of its stores. Total net sales for in the video category declined 11.2% on a comparable store sales basis in fiscal 2015. Video sales were negatively impacted industry wide declines in physical video due to non-physical options.

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

Trend

The Company’s stores offer a selection of trend products that relate to theatrical releases, music, and gaming. The trend category increased 40.2% on a comparable store sales basis in fiscal 2015. The trend represented 22.2% of the Company’s total net sales in fiscal 2015 versus 15.2% in fiscal 2014. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew sales by strengthening its assortment and improving the product presentation and value proposition.

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

Other Income. Other income, which is primarily made up of interest income, was $160 thousand in fiscal 2015 compared to $70 thousand in fiscal 2014.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing activities are expected to be comprised primarily of capital expenditures during fiscal 2017. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three-year summary of key components of cash flow and working capital:

				2016 vs.		2015 vs.
	($ in thousands)	2016	2015	2015	2014	2014
	Operating Cash Flows	$4,436	$7,963	$(3,527)	$16,808	$(8,845)
	Investing Cash Flows	(57,333)	(20,185)	(37,148)	(8,774)	(11,411)
	Financing Cash Flows	(7,337)	(2,004)	(5,333)	(20,499)	18,495

	Capital Expenditures	(24,672)	(20,700)	(3,972)	(8,774)	(11,926)

	End of Period Balances:
	Cash, Cash Equivalents, and Restricted Cash	44,077 (1)	104,311	(60,234)	118,537	(14,226)
	Merchandise Inventory	126,004	120,046	5,958	126,377	(6,331)
	Merchandise Inventory Per Square Foot	68.8	69.4		70.3
	Working Capital	98,601	161,142	(62,541)	173,444	(12,302)
	Inventory turns	1.5	1.6		1.5

(1)	Cash and cash equivalents per Consolidated Balance Sheets		$27,974
	Add: Restricted cash		16,103

	Cash, cash equivalents, and restricted cash		$44,077

During fiscal 2016, cash flow from operations was $4.4 million primarily due to net income of $3.2 million, plus depreciation and amortization of $9.3 million, less a deferred tax benefit of $7.0 million. During fiscal 2015, cash flow from operations was $16.8 million primarily due to a reduction of inventory of $23.8 million and income from operations of $3.8 million partially offset by a $14.1 million reduction in accounts payable.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turnover in fiscal 2016 was 1.5 as compared to 1.6 at the end of fiscal 2015. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory.

Inventory investment per square foot in the fye-segment was $68.8 per square foot at the end of fiscal 2016 as compared to $69.4 per square foot at the end of fiscal 2015. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory was 40.2% as of January 28, 2017 compared with 43.2% as of January 30, 2016.

Cash used by investing activities was $57.3 million in fiscal 2016, compared to cash flows used by investing activities of $20.2 million in fiscal 2015. During fiscal 2016, the primary uses of cash were the investment in etailz of $36.6 million and capital expenditures of $24.7 million offset by proceeds from sale of St. Louis property and sale of miscellaneous investments. During fiscal 2015, cash used by investing activities consisted primarily of capital expenditures. The Company’s capital expenditures consisted primarily of the expenditures for new and remodeled stores, a new point-of-sales system, store improvements and investments in information technology.

The Company has historically financed its capital expenditures through borrowings under its credit facility, select financing arrangements and cash flow from operations. The Company anticipates capital spending of approximately $9 million in fiscal 2017 as the Company continues to invest in strategic initiatives.

Cash used in financing activities was $7.3 million in fiscal 2016, compared to $2.0 million in fiscal 2015. In fiscal 2016, the primary uses of cash were payment of etailz’s outstanding line of credit of $4.7 million and stock repurchases of $2.6 million. In fiscal 2015, the primary uses of cash were stock repurchases of $1.1 million and payments on capital leases of $0.9 million.

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”). The Credit Facility provides for commitments of $50 million, subject to increase up to $75 million during the months of October to December. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment or repurchase of shares. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of January 28, 2017, the Company was compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 1.75% to 2.00% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.00%. In addition, a commitment fee of 0.25% is payable on unused commitments.

As of January 28, 2017 and January 30, 2016, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2016 were $21.5 million. During fiscal 2015, the Company did not have any borrowings under the Credit Facility. As of January 30, 2016 and January 31, 2015, the Company had no outstanding letters of credit. The Company had $39 million and $41 million available for borrowing as of January 28, 2017 and January 30, 2016, respectively.

During the fiscal year ended January 28, 2017, in connection with the acquisition of etailz, the Company paid off etailz’s outstanding line of credit in the amount of $4.7 million.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of January 28, 2017, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual		2018-	2020-	2022 and
Obligation	2017	2019	2021	Beyond	Total
$ in thousands

Operating lease and maintenance agreement obligations	24,778	23,057	11,481	3,540	62,856
Other long-term liabilities (1)	4,160	877	433	—	5,470
Pension benefits (2)	1,161	2,394	2,372	6,288	12,215
Total	30,099	26,328	14,286	9,828	80,541

(1)	Included in other long-term liabilities in the Consolidated Balance Sheet as of January 28, 2017, is the long-term portion of deferred rent of $3.9 million which are not reflected in the table above as these amounts do not represent contractual obligations. Also included in other long-term liabilities is the long-term portion of the straight line rent liability of $1.6 million, which is included in operating lease obligations in the table above. Other long-term liabilities in the table above are the estimated asset retirement obligations associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(2)	In addition to the scheduled pension benefit payments, the Company offers 401(k) Savings Plans to eligible employees (see also Note 6 of Notes to Consolidated Financial Statements in this report). Total expense related to the Company’s matching contribution was approximately $592,000, $424,000 and $437,000 in fiscal 2016, fiscal 2015 and fiscal 2014 respectively.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The original distribution center/office facility was occupied in 1985. On December 4, 2015, the Company amended and restated the lease. The lease commenced January 1, 2016, and expires December 31, 2020.

Under the new lease dated December 4, 2015, and accounted for as an operating lease, the Company paid $1.2 million and $103,000 in fiscal 2016 and fiscal 2015, respectively. Under the three original capital leases, dated April 1, 1985, November 1, 1989, and September 1, 1998, the Company paid annual rent of $2.1 million and $2.3 million in fiscal 2015 and fiscal 2014, respectively. Under the terms of the lease agreements the Company is responsible for property taxes and other operating costs with respect to the premises.

Sara Neblett, the wife of Josh Neblett, the President of etailz, was employed with the Company as the Vice President of Partner Care of etailz. Ms. Neblett received $44,707 in cash compensation.

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

Shrink expense, including obsolescence was $5.9 million, $4.7 million and $5.0 million, in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. As a rate to net fye sales, this equaled 1.9%, 1.4% and 1.4%, respectively. Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.2 million in additional charge or benefit to cost of sales, based on fiscal 2016 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major music and video vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in its fiscal 2016, fiscal 2015 and fiscal 2014 of $0.6 million, $0.5 million and $0.7 million, respectively.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets as of January 28, 2017. During fiscal 2016 and in future years, the Company will continue to record a valuation allowance against recorded net deferred tax assets at a level deemed appropriate by management.

Business Combination: In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), we use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, we use a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets. Our identifiable intangible assets resulted from our acquisition of etailz and consist of vendor relations, technology and tradenames. The business and technical judgment of management is used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets.

Goodwill: Our goodwill results from our acquisition of etailz and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill and other indefinite-lived intangible assets for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed during the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable.

Recently Issued Accounting Pronouncements.

In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning February 4, 2018. To date the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance. Evaluation is ongoing and it is too early to provide an assessment of the impact. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 2, 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements. Given the nature of the operating leases for the Company’s home office, distribution center, and stores, the Company expects an increase to the carrying value of its assets and liabilities.

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

The quarterly results of operations are included herein in Note 13 of Notes to the Consolidated Financial Statements in this report.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 28, 2017.

In accordance with guidance issued by the SEC, this evaluation excluded the internal control over financial reporting of the etailz, Inc. subsidiary, which the Company acquired on October 17, 2016. The etailz, Inc. acquisition is more fully discussed in Note 7 of the Notes to the Consolidated Financial Statements as of and for the year ended January 28, 2017. Our etailz, Inc. subsidiary represented $92.3 million of the Company’s consolidated total assets (of which $67.1 million represents goodwill and intangibles included in the scope of the assessment), $40.2 million of the Company’s consolidated total revenues, and ($0.4) million in net losses included in the Company’s consolidated financial statements as of and for the year ended January 28, 2017.

Changes in Controls and Procedures: The acquisition of etailz, Inc. was significant to the Company and was consummated effective October 17, 2016. Upon consummation of the acquisition, etailz, Inc. became a consolidated subsidiary of the Company. The Company intends to take a period of time to fully incorporate the etailz, Inc. operations that it acquired into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, other than as noted above, there have been no changes in the Company’s internal controls over financial reporting that occurred during fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2017, which information is incorporated by reference.

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2017, which information is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain of the information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2017, which information is incorporated by reference.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of January 30, 2016:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity Compensation Plan Approved by Shareholders	2,630,491	$3.58	1,114,309
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1) Includes 170,927 deferred shares which may be issued for no consideration.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2017, which information is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2017, which information is incorporated by reference.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: April 13, 2017	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Feurer	Chief Executive Officer and Director	April 13, 2017
(Michael Feurer)	(Principal Executive Officer)

/s/ John Anderson
(John Anderson)	Chief Financial Officer	April 13, 2017
(Principal Financial and Chief Accounting Officer)
/s/ Martin Hanaka
(Martin Hanaka)	Director	April 13, 2017

/s/ Dr. Joseph Morone
(Dr. Joseph G. Morone)	Director	April 13, 2017

/s/ Robert Marks
(Robert Marks)	Director	April 13, 2017

/s/ Michael Nahl
(Michael Nahl)	Director	April 13, 2017

/s/ Michael Reickert
(Michael Reickert)	Director	April 13, 2017

/s/ Michael B. Solow
(Michael B. Solow)	Director	April 13, 2017
39

TRANS WORLD ENTERTAINMENT CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Entertainment Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

April 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trans World Entertainment Corporation:

We have audited Trans World Entertainment Corporation’s (the Company) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trans World Entertainment Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Trans World Entertainment Corp. acquired etailz, Inc. on October 17, 2016, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of January 28, 2017, etailz, Inc.’s internal control over financial reporting associated with assets representing $92.3 million of consolidated assets (of which $67.1 million represents goodwill and intangible assets included in the scope of the assessment), revenues representing $40.2 million of consolidated revenues, and ($0.4) million in net losses included in the consolidated financial statements of the Company as of and for the year ended January 28, 2017. Our audit of internal control over financial reporting of Trans World Entertainment Corp. also excluded an evaluation of the internal control over financial reporting of etailz, Inc.

/s/ KPMG LLP

Albany, New York

April 13, 2017

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share and share amounts)

	January 28,	January 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,974	$104,311
Accounts receivable	7,085	4,597
Merchandise inventory	126,004	120,046
Prepaid expenses and other	8,271	2,033
Total current assets	169,334	230,987

Net fixed assets	45,097	30,666
Goodwill	39,191	—
Net intangible assets	27,857	—
Restricted cash	16,103	—
Other assets	10,228	9,952
TOTAL ASSETS	$307,810	$271,605

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$52,307	$51,888
Accrued expenses and other current liabilities	9,198	8,974
Deferred revenue	9,228	8,983
Total current liabilities	70,733	69,845

Contingent consideration	8,552	—
Other long-term liabilities	30,589	26,492
TOTAL LIABILITIES	109,874	96,337

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,252,671 shares and 58,395,668 shares issued, respectively)	643	584
Additional paid-in capital	338,075	316,040
Treasury stock at cost (28,137,283 and 27,411,133 shares, respectively)	(230,144)	(227,497)
Accumulated other comprehensive loss	(802)	(812)
Retained earnings	90,164	86,953
TOTAL SHAREHOLDERS’ EQUITY	197,936	175,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,810	$271,605

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015

Net sales	$348,672	$334,661	$358,490
Other revenue	4,798	4,843	4,773
Total revenue	353,470	339,504	363,263

Cost of sales	218,811	204,089	222,572
Gross profit	134,659	135,415	140,691
Selling, general and administrative expenses	139,691	130,845	136,916
Gain on sale of asset	(1,164)	—	—
Income (loss) from operations	(3,868)	4,570	3,775
Interest expense	775	1,860	1,951
Other income	(1,081)	(160)	(70)
Income (loss) before income taxes	(3,562)	2,870	1,894
Income tax expense (benefit)	(6,773)	181	116
Net income	$3,211	$2,689	$1,778

Basic and diluted earnings per share	$0.10	$0.09	$0.06

Weighted average number of shares outstanding - basic	32,162	31,167	31,744

Weighted average number of shares – diluted	32,321	31,323	31,897

Cash dividend paid per share	—	—	$0.50

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	January 28,	January 30,	January 31,
	2017	2016	2015

Net income	$3,211	$2,689	$1,778

Pension income (loss) adjustment	10	1,369	(2,062)
Comprehensive income (loss)	$3,221	$4,058	$(284)

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

						Accumulated
						Other
			Additional		Treasury	Comprehensive
	Common	Common	Paid-in	Treasury	Stock	Income	Retained	Shareholders’
	Shares	Stock	Capital	Shares	At Cost	(Loss)	Earnings	Equity
Balance as of February 1, 2014	58,299	$583	$314,932	(26,109)	$(222,948)	$(119)	$98,522	$190,970
Net Income	—	—	—	—	—	—	1,778	1,778
Pension income adjustment	—	—	—	—	—	(2,062)	—	(2,062)
Stock compensation	—	—	429	—	—	—	—	429
Exercise of equity grants	39	—	67	—	—	—	—	67
Purchase of treasury stock	—	—	—	(985)	(3,464)	—	—	(3,464)
Cash Dividends Paid	—	—	—	—	—	—	(16,036)	(16,036)
Amortization of unearned compensation – restricted stock	—	—	58	—	—	—	—	58
Balance as of January 31, 2015	58,338	$583	$315,486	(27,094)	$(226,412)	$(2,181)	$84,264	$171,740
Net Income	—	—	—	—	—	—	2,689	2,689
Pension income adjustment	—	—	—	—	—	1,369	—	1,369
Stock compensation	—	—	424	—	—	—	—	424
Exercise of equity grants	8	—	19	—	—	—	—	19
Purchase of treasury stock	—	—	—	(279)	(1,085)	—	—	(1,085)
Vested restricted shares	50	1	(69)	(18)	—	—	—	(68)
Amortization of unearned compensation – restricted stock	—	—	180	—	—	—	—	180
Balance as of January 30, 2016	58,396	$584	$316,040	(27,411)	$(227,497)	$(812)	$86,953	$175,268
Net Income	—	—	—	—	—	—	3,211	3,211
Pension income adjustment	—	—	—	—	—	10	—	10
Vesting of performance based awards	—	1	429	—	—	—	—	430
Exercise of equity grants	18	—	39	—	(3)	—	—	36
Purchase of treasury stock	—	—	—	(686)	(2,644)	—	—	(2,644)
Issuance of deferred stock to Directors	—	—	46	—	—	—	—	46
Vested restricted shares	108	1	(143)	(40)	—	—	—	(142)
Common stock issued in the acquisition of etailz	5,731	57	20,358	—	—	—	—	20,415
Amortization of unearned compensation/restricted stock	—	—	1,306	—	—	—	—	1,306
Balance as of January 28, 2017	64,253	$643	$338,075	(28,137)	$(230,144)	$(802)	$90,164	$197,936

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

		Fiscal Year Ended
		January 28,	January 30,	January 31,
		2017	2016	2015
OPERATING ACTIVITIES:
Net income		$3,211	$2,689	$1,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets		8,139	5,191	4,388
Amortization of intangible assets		1,143	—	—
Amortization of lease valuations, net		(31)	23	136
Deferred tax benefit		(6,988)	—	—
Long term incentive compensation		1,306	538	487
Adjustment to contingent consideration		(1,829)	—	—
Loss on disposal of fixed assets		1,089	613	210
Gain on sale of property		(1,164)	—	—
Gain on sale of investments		(800)	(250)	—
(Increase) decrease in cash surrender value		(980)	356	(488)
Changes in operating assets and liabilities:
Accounts receivable		(1,755)	(3)	(861)
Merchandise inventory		8,650	6,331	23,790
Prepaid expenses and other		(342)	4,666	415
Other assets		1,217	(2,561)	301
Accounts payable		(4,469)	(11,639)	(14,098)
Accrued expenses, deferred revenue and other current liabilities		(4,547)	707	(716)
Other long-term liabilities		2,586	1,302	1,466
Net cash provided by operating activities		4,436	7,963	16,808

INVESTING ACTIVITIES:
Acquisition of a businesses		(36,600)	—	—
Purchases of fixed assets		(24,672)	(20,700)	(8,774)
Proceeds from sale of assets		2,839	1,567	—
Proceeds from sale of investments		1,600	—	—
Purchases of investments		(500)	(1,052)	—
Net cash used in investing activities		(57,333)	(20,185)	(8,774)

FINANCING ACTIVITIES:
Cash dividends paid		—	—	(16,036)
Exercise of long term equity awards		39	19	67
Payments of capital lease obligations		—	(938)	(1,066)
Payments of long term borrowings		(26,192)
Proceeds from long term borrowings		21,463	—	—
Purchase of treasury stock		(2,647)	(1,085)	(3,464)
Net cash used in financing activities		(7,337)	(2,004)	(20,499)

Net decrease in cash and cash equivalents		(60,234)	(14,226)	(12,465)
Cash, cash equivalents, and restricted cash, beginning of year		104,311	118,537	131,002
Cash, cash equivalents, and restricted cash, end of year		$44,077	$104,311	$118,537
Supplemental disclosures and non-cash investing and financing activities:
Interest paid		$775	$1,861	$1,953
Issuance of restricted performance based awards / deferred / restricted shares under deferred / restricted stock agreements		572	69	58

Cash, cash equivalents, and restricted cash, end of period	$44,077
Less: restricted cash	(16,103)
Cash and cash equivalents per Consolidated Balance Sheets	$27,974

Fair value of assets acquired, including cash acquired	$93,152
Liabilities assumed	(24,256)
Net assets acquired	68,896
Less: Contingent consideration not yet paid	(10,381)
Less: Fair value of shares issued as consideration	(20,415)
Less: Indemnity liability not yet paid	(1,500)
Acquisition of a business	$36,600

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States. The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of January 28, 2017, the fye segment operated 284 stores totaling approximately 1.6 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2016, 2015, and 2014 ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively. Fiscal 2016, fiscal 2015, and fiscal 2014 had 52 weeks.

During the fiscal year 2016, the Company recorded an immaterial adjustment between Other Revenue and Selling, General and Administrative expenses in its prior year consolidated financial statements for miscellaneous income, primarily related to commissions earned from third parties. The immaterial adjustment did not impact prior year loss from operations, net loss, and basic and diluted loss per share. With the adjustment, the prior year’s presentation is consistent with the current year presentation.

Concentration of Business Risks: The Company purchases inventory from approximately 400 suppliers. In fiscal 2016, 48% of purchases were made from ten suppliers including Universal Studio Home Entertainment, Aec - Paramount Video, Buena Vista Home Video, Digital Products International, Bio Domes, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC, and Warner Home Video. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

etailz generates substantially all of its revenue through the Amazon Marketplace. Therefore, the Company depends in large part on its relationship with Amazon for the continued growth of the etailz segment. In particular, the Company depends on its ability to offer products on the Amazon Marketplace and on its’ timely delivery of products to customers.

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

The Company did not recognize an impairment expense during fiscal 2016, 2015 and 2014. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.8 million, $0.6 million and $0.2 million in fiscal 2016, 2015 and 2014, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Revenue Recognition: The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales for both segments, fye and etailz, are recognized as revenue upon shipment. Shipping and handling fee income from the Company’s Internet operations is recognized as net sales. Loyalty card revenue is amortized over the life of the membership period or upon cancelation of the membership. Net sales are recorded net of estimated amounts for sales returns and other allowances. The Company records shipping and handling costs in cost of sales. Net sales are recorded net of applicable sales taxes.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, inspecting and warehousing product. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink losses and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 1 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items for fiscal 2016, 2015, and 2014 in the amount of $0.4 million, $3.6 million, and $1.6 million, respectively. Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Advertising Costs and Vendor Allowances: The Company often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $3.2 million, $2.9 million, and $3.4 million in fiscal 2016, 2015, and 2014, respectively. In the aggregate, vendor allowances supporting the Company’s advertising and promotion included as a reduction of SG&A expenses, as reimbursements of such costs were $3.2 million, $2.9 million, and $3.4 million in fiscal 2016, 2015, and 2014, respectively.

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

Gift Cards: The Company offers gift cards for sale. A deferred revenue account, which is included in deferred revenue in the Consolidated Balance Sheets, is established for gift cards issued. The deferred revenue balance related to gift cards was $2.0 million, $2.3 million and $3.3 million at the end of fiscal 2016, 2015 and 2014, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for fiscal 2016, 2015 and 2014 in the amount of $0.4 million, $1.1 million and $0.7 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

Business Combination: In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), we use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, we use a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets. The Company’s identifiable intangible assets result from the Company’s acquisition of etailz and consist of vendor relations, technology and tradenames. The business and technical judgment of management is used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets.

Goodwill: The Company’s goodwill results from acquisition of etailz and represents the excess purchase price over the net identifiable assets acquired. The Company is required to evaluatethe Company’s goodwill and other indefinite-lived intangible assets for impairment at least annually or whenever indicators of impairment are present. The Company’s annual test is completed as of during the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable.

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

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	2016	2015	2014
	(in thousands)

Weighted average common shares outstanding – basic	32,162	31,167	31,744

Dilutive effect of employee stock options	159	156	153

Weighted average common shares outstanding–diluted	32,321	31,323	31,897

Anti-dilutive stock options	2,175	1,744	2,062

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

Segment Information: The Company has two reportable segments. Operating earnings (loss) by operating segment, defined as income from operations before intercompany transactions, net interest expense, other income, and income taxes. Total revenue, gross profit, and income (loss) from operations by reportable unit in U.S. dollars were as follows (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Total Revenue
fye	$313,211	$339,504
etailz	40,259	—
Total Company	$353,470	$339,504

Gross Profit
fye	$124,735	$135,415
etailz	9,924	—
Total Company	$134,659	$135,415

Income (Loss) From Operations
fye	$(1,932)	$4,570
etailz	677	—
Acquisition related costs	(2,613)
Total Company	$(3,868)	$4,570

Total Assets
fye	$215,466	$271,605
etailz	92,344	—
Total Company	$307,810	$271,605

Capital Expenditures
fye	$24,418	$20,700
etailz	254
Total Company	$24,672	$20,700
F-14

Note 2. Fixed Assets

Fixed assets consist of the following:

	January 28,	January 30,
	2017	2016
($ in thousands)
Buildings and improvements	$0	$1,900
Fixtures and equipment	131,216	113,660
Leasehold improvements	43,491	42,794
Total fixed assets	174,707	158,354
Allowances for depreciation and amortization	(129,610)	(127,688)
Fixed assets, net	$45,097	$30,666

Depreciation of fixed assets is included in the Consolidated Statements of Income as follows:

	Fiscal Year
	2016	2015	2014
($ in thousands)
Cost of sales	$440	$523	$483
Selling, general and administrative expenses	7,699	4,668	3,905
Total	$8,139	$5,191	$4,388

Depreciation expense related to the Company’s distribution center facility and related equipment is included in cost of sales. All other depreciation of fixed assets is included in SG&A expenses.

Note 3. Debt

Credit Facility

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”). The Credit Facility provides for commitments of $50 million, subject to increase up to $75 million during the months of October to December. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment or repurchase of shares. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of January 28, 2017, the Company was compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 1.75% to 2.00% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.00%. In addition, a commitment fee of 0.25% is payable on unused commitments.

As of January 28, 2017 and January 30, 2016, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2016 were $21.5 million. During fiscal 2015, the Company did not have any borrowings under the Credit Facility. As of January 30, 2016 and January 31, 2015, the Company had no outstanding letters of credit. The Company had $39 million and $41 million available for borrowing as of January 28, 2017 and January 30, 2016, respectively.

During the fiscal year ended January 28, 2017, in connection with the acquisition of etailz, the Company paid off etailz’s outstanding line of credit in the amount of $4.7 million, as the Company assumed this liability and paid off immediately following the acquisition.

Note 4. Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal Year
	2016	2015	2014
	($ in thousands)
Federal – current	$—	$—	($46)
State – current	215	181	162
Deferred	($6,988)	—	—
Income tax expense (benefit)	($6,773)	$181	$116

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	(6.0%)	4.1%	5.6%
Change in valuation allowance	(57.2%)	(39.0%)	(25.8%)
Cash surrender value – insurance/ benefit programs	4.0%	5.3%	(7.6%)
Contingent consideration	19.1%	—%	—%
Deferred tax benefit – acquisition	196.1%	—%	—%
Other	(0.9%)	.9%	(1.1%)
Effective income tax rate	190.1%	6.3%	6.1%

The Other category is comprised of various items, including the impacts of non-deductible meals, dues, penalties, amortization and graduated tax brackets.

Significant components of the Company’s deferred tax assets are as follows:

	January 28,	January 30,
	2017	2016
	($ in thousands)
DEFERRED TAX ASSETS
Accrued expenses	$400	$393
Inventory	347	311
Retirement and compensation related accruals	9,063	9,393
Fixed assets	1,718	5830
Federal and state net operating loss and credit carryforwards	83,221	74,516
Real estate leases, including deferred rent	4,141	2,724
Losses on investments	1,268	1,226
Other	901	916
Gross deferred tax assets before valuation allowance	101,059	95,309
Less: valuation allowance	(89,443)	(95,309)
Total deferred tax assets	$11,616	$—

DEFERRED TAX LIABILITIES
Intangibles	(11,616)	—

NET DEFERRED TAX ASSET	$—	$—

The Company has a net operating loss carryforward of $181.4 million for federal income tax purposes and approximately $242.5 million for state income tax purposes as of the end of fiscal 2017 that expire at various times through 2036 and are subject to certain limitations and statutory expiration periods.  The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $1.2 million, of which $0.5 million will expire in 2026, with the remainder available indefinitely. The Company has state tax credit carryforwards of $1.1 million, of which $0.2 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.  Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 28, 2017, the valuation allowance decreased to $89.4 million from $95.3 million at January 30, 2016. The decrease in the Company’s deferred tax assets was caused primarily by changes in certain deductible temporary differences to offset income before income taxes earned in fiscal 2016. Management will continue to assess the valuation allowance against the gross deferred assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

		Fiscal
	2016	2015	2014
	($ in thousands)
Unrecognized tax benefits at beginning of the year	$1,930	$1,930	$2,018
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse of applicable statute of limitations	—	—	(88)
Unrecognized tax benefits at end of the year	$1,930	$1,930	$1,930

As of January 28, 2017, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2012.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Income. During fiscal 2016, the Company accrued a provision for interest expense of $0.2 million. As of January 28, 2017, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $2.9 million, including accrued interest and penalties of $2.1 million.

Note 5. Leases

At January 28, 2017, the Company leased 284 stores under operating leases, many of which contain renewal options, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume. In addition, as more fully discussed in Note 12 in the Notes to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under an operating lease from an entity controlled by the estate of its former Chairman.

Net rental expense was as follows:

	Fiscal Year
	2016	2015	2014
	($ in thousands)
Minimum rentals	$28,531	$30,311	$32,732
Contingent rentals	9	13	11
	$28,540	$30,324	$32,743
F-18

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at January 28, 2017, are as follows:

Operating
Leases
($ in thousands)
2017	24,778
2018	14,671
2019	8,386
2020	6,765
2021	4,716
Thereafter	3,540
Total minimum payments required	$62,856

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During fiscal 2016, minimum rent payments based on a store’s sales volume were $0.8 million.

Note 6. Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching and profit sharing contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years. Total expense related to the Company’s matching contribution was approximately $592,000, $424,000 and $437,000 in fiscal 2016, 2015 and 2014, respectively.

Stock Award Plans

The Company has outstanding awards under two employee stock award plans, the 2005 Long Term Incentive and Share Award Plan (the “Old Plan”); and the Amended and Restated 2005 Long Term Incentive and Share Award Plan (the “New Plan”). Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plan or the 1990 Plan.

Equity awards authorized for issuance under the New Plan total 3.0 million. As of January 28, 2017, of the awards authorized for issuance under the Old Plan, New Plan and 1990 Plan, 2.5 million were granted and are outstanding, 1.1 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at January 28, 2017 and January 30, 2016 were 1.1 million and 2.1 million, respectively.

Total stock-based compensation expense, related to company based equity plans, recognized in the Consolidated Statements of Income for fiscal 2016, fiscal 2015 and fiscal 2014 was $0.6 million, $0.5 million and $0.5 million. During fiscal 2016, fiscal 2015 and fiscal 2014, the related total deferred tax benefit was $0. As of January 28, 2017, there was $0.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.7 years.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. As of January 28, 2017, the Company recognized $0.7 million of compensation cost related to these shares. As of January 28, 2017, there was approximately $4.9 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over a weighted average period of 2.0 years.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	Stock Option Plan
	2016	2015	2014
Dividend yield	0%	0%	0%
Expected stock price volatility	38.0-47.5%	39.7-50.2%	47.0-66.8%
Risk-free interest rate	1.06%-2.18%	1.32%-1.94%	1.45%-2.18%
Expected award life (in years)	4.92-6.98	4.92-5.71	4.92-5.71
Weighted average fair value per share of awards granted during the year	$1.19	$1.49	$1.65

The following table summarizes information about stock option awards outstanding under the Old Plan, New Plan and 1990 Plan as of January 28, 2017:

	Outstanding				Exercisable
			Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Exercise		Remaining	Exercise	Intrinsic		Exercise	Intrinsic
Price Range	Shares	Life	Price	Value	Shares	Price	Value
$0.00-$2.66	352,000	3.9	$2.12	$274,640	337,000	$2.10	$269,090
2.67-5.33	1,949,664	8.5	3.69	$7,500	659,289	3.75	—
5.33-8.00	157,900	0.3	5.50	—	157,900	5.50	—
Total	2,459,564	7.3	$3.58	$282,140	1,154,189	$3.51	$269,090

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing stock price of $2.90 as of January 28, 2017, which would have been received by the award holders had all award holders under the Old Plan, New Plan and 1990 Plan exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of	Stock Award	Weighted	Other	Weighted
	Shares Subject To Option	Exercise Price Range Per Share	Average Exercise Price	Share Awards (1)	Average Grant Date Value
Balance February 1, 2014	2,907,190	$1.73-$14.32	$8.07	10,941	$9.50
Granted	492,500	3.36-3.50	3.44	226,459	3.47
Exercised/vested	(39,000)	1.73	1.73	—	0.00
Forfeited	(136,250)	1.73-4.87	3.64	—	0.00
Canceled	(752,590)	1.73-14.32	10.31	—	0.00
Balance January 31, 2015	2,471,850	$1.73-$14.32	$6.81	237,400	$3.75
Granted	380,000	3.40-3.88	3.72	23,774	3.59
Exercised/vested	(8,000)	1.73-2.53	2.33	(50,000)	0.00
Forfeited	(18,500)	1.73-4.87	3.62	—	0.00
Canceled	(713,525)	1.73-14.32	13.28	—	0.10
Balance January 30, 2016	2,111,825	$1.73-$6.41	$4.04	211,174	$3.79
Granted	1,009,664	2.80-3.90	3.66	68,097	3.84
Exercised/vested	(18,000)	1.73-2.53	2.09	(108,344)	3.68
Forfeited	(38,250)	2.53-4.87	3.82	—	0.00
Canceled	(605,675)	2.53-6.41	5.23	—	0.00
Balance January 28, 2017	2,459,564	$1.73-$5.50	$3.58	170,927	$3.63

(1)	Other Share Awards include deferred shares granted to executives and Directors.

During fiscal 2016, 2015 and 2014, the Company recognized expenses of approximately $9,000, $50,000, and $80,000, respectively, for deferred shares issued to non-employee directors.

($ in thousands)	Stock Option Exercises
	2016	2015	2014
Cash received for exercise price	$39	$19	$67
Intrinsic value	$25	$12	$86

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

For fiscal 2016, fiscal 2015 and fiscal 2014, net periodic benefit cost recognized under both plans totaled approximately $0.8 million, $1.0 million, and $1.3 million, respectively. The accrued pension liability for both plans was approximately $18.7 million and $19.0 million at January 28, 2017 and January 30, 2016, respectively, and is recorded within other long term liabilities. The accumulated benefit obligation for both plans was $19.0 million and $19.3 million for the years ended January 28, 2017 and January 30, 2016, respectively.

The following is a summary of the Company’s defined benefit pension plans as of the most recent actuarial calculations:

	January 28,	January 30,
($ in thousands)	2017	2016
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$19,026	$19,550
Service cost	61	66
Interest cost	549	583
Actuarial loss (gain)	196	(1,061)
Benefits paid	(1,132)	(112)
Benefit obligation at end of year	$18,700	$19,026

Fair value of plan assets at end of year	$—	$—

Funded status	$(18,700)	$(19,026)
Unrecognized prior service cost	17	237
Unrecognized net actuarial (gain) loss	(315)	(525)
Accrued benefit cost	$(18,998)	$(19,314)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 28,	January 30,
	2017	2016
($ in thousands)
Current liability	$(1,161)	$(1,147)
Long term liability	(17,539)	(17,879)
Add: Accumulated other comprehensive income	(298)	(288)
Net amount recognized	$(18,998)	$(19,314)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:

($ in thousands)

Net Periodic Benefit Cost:	Fiscal Year
	2016	2015	2014
Service cost	$61	$66	$55
Interest cost	549	583	689
Amortization of prior service cost	220	342	721
Amortization of net gain	(14)	(34)	(143)
Net periodic benefit cost	$816	$957	$1,322
F-22

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

	2016	2015
Net prior service cost recognized as a component of net periodic benefit cost	$(220)	$(342)
Net actuarial gain recognized as a component of net periodic benefit cost	14	34
Net actuarial losses / (gains) arising during the period	196	(1,061)
	(10)	(1,369)
Income tax effect	—	—
Total recognized in other comprehensive (income) loss	$(10)	$(1,369)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$806	$(412)

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of January 28, 2017, January 30, 2016, and January 31, 2015 and the tax effect are summarized below.

($ in thousands)	January 2017	January 30, 2016	January 2015
Net unrecognized actuarial loss (gain)	($315)	($525)	$502
Net unrecognized prior service cost	17	237	580
Accumulated other comprehensive (income) loss	($298)	($288)	$1,082
Tax expense	1,100	1,100	1,099
Accumulated other comprehensive loss	$802	$812	$2,181

In fiscal 2016, approximately $17,000 of net unrecognized prior service cost and approximately $36,000 of the net unrecognized actuarial gain, recorded as components of accumulated other comprehensive loss at January 28, 2017, were recognized as components of net periodic benefit cost.

Assumptions:

	Fiscal Year
	2016	2015
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.58%	3.63%
Salary increase rate	3.00%	3.00%
Measurement date	Jan 28, 2017	Jan 30, 2016

	Fiscal Year
	2016	2015	2014
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.63%	3.00%	4.25%
Salary increase rate	3.00%	3.00%	4.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2017	1,161
2018	1,201
2019	1,193
2020	1,186
2021	1,186
2022 – 2026	6,288

Accumulated Other Comprehensive Income (Loss)

($ in thousands)	Pension and Other Benefit
January 30, 2016	($812)
Other comprehensive income before reclassifications	10
January 28, 2017	($802)
F-24

Note 7. Business Combinations

On October 17, 2016, the Company completed the purchase of all of the issued and outstanding shares of etailz, Inc. , an innovative and leading digital marketplace retail expert. etailz is a leading digital marketplace expert retailer, operating both domestically and internationally. They use a data driven approach to digital marketplace retailing utilizing proprietary software and ecommerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions. The acquisition of etailz is part of our strategy to diversify our business into the fastest growing segment of retail: the Digital Marketplace. Over time, the Company plans to access the relationships, operational expertise, and infrastructure built by etailz to help unlock the full potential of etailz and to accelerate our progress towards being the industry leader for digital marketplace sales and expertise.

The Company paid $32.3 million in cash, issued 5.7 million shares of TWMC stock at closing to the shareholders of etailz as consideration for their shares, and paid $4.3 million in cash advances to settle obligations of the selling shareholders. Based on the fair value of $3.56 per share on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million will be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018 as outlined in the share purchase agreement. In connection with the acquisition, the Company assumed the liability of the selling shareholders for etailz’s employee bonus plan, of which $1.9 million was due and payable at closing and funded as part of the cash advances and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting.

The amount of goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and for the knowledge and expertise of, and established presence in, the digital marketplace, which do not qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of etailz is not deductible for tax purposes.

The acquisition date fair value of the consideration for the above transaction consisted of the following as of October 17, 2016 (in thousands):

Cash consideration	$36,600
Fair value of stock consideration	20,415
Fair value of contingent consideration	10,381
Fair value of indemnification consideration held in escrow	1,500
Fair value of purchase consideration	$68,896

In the fourth quarter of fiscal 2016, the Company recorded a $1.8 million benefit related to the contingent consideration liability. The decrease in the value of contingent liability resulted from actual fourth quarter financial results of etailz. This benefit is recorded in selling, general, and administrative expenses in the Company’s consolidated statements of operations.

The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

($ in thousands)
October 17, 2016
Assets Acquired
Accounts receivable	1,533
Prepaid expenses and other current assets	5,896
Inventory	14,608
Property and equipment, net	663
Other long term-assets	12
Acquired intangible assets:
Trade names	3,200
Technology	6,700
Vendor relationships	19,100
Unfavorable lease valuation	(53)
Goodwill	39,191
Total assets acquired	$90,850
Liabilities Assumed
Accounts payable	$4,888
Debt	4,729
Other current liabilities	5,349
Deferred taxes	6,988
Total liabilities assumed	$21,954
Net assets acquired	$68,896

The Company recognized total acquisition related costs of $2.6 million for the fiscal year ended January 28, 2017. These costs are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

The results of operations of etailz will be reported in the Company’s etailz segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the fifty-two weeks ended January 28, 2017, and January 30, 2016, presents consolidated information as if the etailz acquisition had occurred on February 1, 2015. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the fifty-weeks ended January 28, 2017, combines (i) the Company’s historical statement of operations for the fifty-two weeks ended January 28, 2017, and (ii) etailz historical statement of income for the period from January 1, 2016 through August 31, 2016 and October 1, 2016 through October 16, 2016. The unaudited pro forma financial information for the fifty-two weeks ended January 30, 2016, combines (i) the Company’s historical statement of operations for the fifty-two weeks ended January 30, 2016, and (ii) etailz historical statement of income for the twelve months ended December 31, 2015. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, and related income tax effects. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	Fifty-two Weeks Ended
	January 28, 2017	January 30, 2016
Pro forma total revenue	$434,171	$427,953
Pro forma net loss	(4,986)	(1,735)

Pro forma basic and diluted income (loss) per share	$(0.14)	$(0.05)

Pro forma weighted average number of common shares outstanding – basic and diluted	36,239	36,898

Note 8. Identifiable Intangible Assets

Identifiable intangible assets as of January 28, 2017 consisted of the following (in thousands, except weighted-average amortization period):

	January 28, 2017
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor Relationships	120	$19,100	$578	$18,522
Technology	60	6,700	398	6,302
Trade names and trademarks	60	3,200	167	3,033
		$29,000	$1,143	$27,857

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization
($ in thousands)
2017	3,890
2018	3,890
2019	3,890
2020	3,890
2021	2,849
Thereafter	$9,448

Note 9. Restricted Cash

In connection with the acquisition of etailz, Inc. and under the terms of the share purchase agreement, the Company was required to hold certain cash in escrow. At January 28, 2017, the Company had restricted cash of $16.1 million reported in long-term assets on the consolidated balance sheet. The Company designated $1.5 million of the restricted cash to be made available to satisfy any indemnification claims and $14.6 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz, Inc. in accordance with the share purchase agreement.

A summary of cash, cash equivalents and restricted cash is as follows ($ in thousands):

	January 28, 2017	January 30, 2016
Cash and cash equivalents	$27,974	$104,311
Restricted cash	16,103	—
Total cash, cash equivalents and restricted cash	$44,077	$104,311

Note 10. Line of Credit

In January 2017, the Company entered into a $50 million asset based credit facility (“Credit Facility”) which amended the previous credit facility. The principal amount of all outstanding loans under the Credit Facility, together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. The Credit Facility contains a provision to increase availability to $75 million during October to December of each year, as needed.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

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

As of January 28, 2017 and January 30, 2016, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2016 were $21.5 million. During fiscal 2015, the Company did not have any borrowings under the Credit Facility. As of January 30, 2016 and January 31, 2015, the Company had no outstanding letters of credit. The Company had $39 million and $41 million available for borrowing as of January 28, 2017 and January 30, 2016, respectively.

During the fiscal year ended January 28, 2017, in connection with the acquisition of etailz, the Company paid off etailz’s outstanding line of credit in the amount of $4.7 million.

Note 11.

Shareholders’ Equity

In connection with the acquisition of etailz, in October 2016, the Company issued 5.7 million shares of Company common stock to the selling shareholders of etailz at fair value of $3.56 per share.

During fiscal 2016, the Company repurchased 686,137 shares of common stock at an average price of $3.87 per share. Since the inception of the program, the Company has repurchased 2,558,180 shares of common stock at an average price of $3.83 per share. The Company has approximately $12.2 million available for future purchases under its repurchase program.

The Company classifies the repurchased shares as treasury stock on the Company’s consolidated balance sheet.

No cash dividends were paid in fiscal 2016 or 2015. In the first quarter of fiscal 2014, the Company declared and paid a special cash dividend of $0.50 per common share. The Company’s Credit Facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually. On March 5, 2014, Wells Fargo Bank, National Association (the “Administrative Agent”) and certain other parties to the amended credit facility agreed to consent to the special cash dividend.

Note 12. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The original distribution center/office facility was occupied in 1985. On December 4, 2015, the Company amended and restated the lease. The lease commenced January 1, 2016 and expires December 31, 2020.

Under the new lease dated December 4, 2015, and accounted for as an operating lease, the Company paid $1.2 million and $103,000 in fiscal 2016 and fiscal 2015, respectively. Under the three original capital leases, dated April 1, 1985, November 1, 1989 and September 1, 1998, the Company paid annual rent of $2.1 million and $2.3 million in fiscal 2015 and fiscal 2014, respectively. Under the terms of the lease agreements the Company is responsible for property taxes and other operating costs with respect to the premises.

The Company leased one of its retail stores from Mr. Higgins, its’ former Chairman, under an operating lease. The lease expired and was not renewed as of January 31, 2015. The Company did not have any obligations under the lease in fiscal 2016 and fiscal 2015. Annual rental payments under this lease were $40,000 in fiscal 2014. Under the terms of the lease, the Company paid property taxes and maintenance. Total additional charges for the store were approximately $2,400 in fiscal 2014.

Sara Neblett, the wife of Josh Neblett, the President of etailz, was employed with the Company as the Vice President of Partner Care of etailz.  Ms. Neblett received $44,707 in cash compensation.

Note 13. Recently Issued Accounting Policies

In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning February 4, 2018. To date the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance. Evaluation is ongoing and it is too early to provide an assessment of the impact. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 2, 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements. Given the nature of the operating leases for the Company’s home office, distribution center, and stores, the Company expects an increase to the carrying value of its assets and liabilities.

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

Note 13. Quarterly Financial Information (Unaudited)

		Fiscal 2016 Quarter Ended
	Fiscal 2016	January 28, 2017	October 29, 2016	July 30, 2016	April 30, 2016
	($ in thousands, except for per share amounts)
Total Revenue	$353,470	$147,109	$66,282	$64,349	$75,730
Gross profit	134,659	50,258	26,872	26,701	30,826
Net income (loss)	$3,211	$8,322	($483)	($4,656)	$27
Basic and diluted income (loss) per share	$0.10	$0.23	($0.02)	($0.15)	$0.00

		Fiscal 2015 Quarter Ended
	Fiscal 2015	January 30, 2016	October 31, 2015	August 1, 2015	May 2, 2015
	($ in thousands, except for per share amounts)
Total Revenue	$339,504	$122,681	$69,050	$68,539	$79,234
Gross profit	135,415	47,291	27,805	28,246	32,073
Net income (loss)	$2,689	$9,868	($4,328)	($3,045)	$194
Basic and diluted income (loss) per share	$0.09	$0.32	($0.14)	($0.10)	$0.01
F-30

Index to Exhibits

Document Number and Description

Exhibit No.

2.1	Share Purchase Agreement by and among Trans World Entertainment Corporation, etailz, Inc., each equityholder of etailz, Inc. and Thomas C. Simpson, as sellers’ representative, dated as of October 17, 2016.

2.2	Registration Rights Agreement by and among Trans World Entertainment Corporation and each holder of Consideration Shares, dated as of October 17, 2016.

3.1	Restated Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.8	Second Amendment to Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated January 17, 2017– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 19, 2017. Commission File No. 0-14818.

10.1	Amended and Restated Lease, dated December 4, 2015, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Entertainment Corporation, as Tenant -- incorporated herein by reference to Exhibit 10.3 Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.
F-31

10.5	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated – incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.6	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.8	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation Bonus Plan – incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.10	Trans World Entertainment Corporation Amended and Restated 2005 Long Term Incentive and Share Award Plan incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.11	Employment Agreement, dated as of August 27, 2014 between the Company and Michael Feurer, Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 3, 2014. Commission File No. 0-14818

10.12	Offer Letter by and between Trans World Entertainment Corporation and Josh Neblett, dated October 17, 2016.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated April 13, 2017, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated April 13, 2017, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 13, 2017, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2016.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema
F-32

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

F-33