Form 10-Q
period 2017-04-29
TRANS WORLD ENTERTAINMENT CORP
filed 2017-06-08
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,

36,115,388 shares outstanding as of April 29, 2017

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	April 29,	January 28,	April 30,
	2017	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,803	$27,974	$90,856
Restricted cash	13,001	—	—
Merchandise inventory	127,509	126,004	116,648
Prepaid expenses and other assets	14,571	15,356	7,949
Total current assets	170,884	169,334	215,453

Restricted cash	10,496	16,103	—
Net fixed assets	45,002	45,097	33,198
Goodwill	39,191	39,191	—
Net intangible assets	26,886	27,857	—
Other assets	7,598	10,228	10,030
TOTAL ASSETS	$300,057	$307,810	$258,681

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$40,778	$52,307	$41,038
Accrued expenses and other current liabilities	11,224	9,198	8,887
Deferred revenue	8,190	9,228	8,424
Total current liabilities	60,192	70,733	58,349

Contingent consideration	8,552	8,552	—
Other long-term liabilities	29,072	30,589	27,004
TOTAL LIABILITIES	97,816	109,874	85,353

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,252,671, 64,252,671 and 58,451,512 shares issued, respectively)	643	643	585
Additional paid-in capital	338,842	338,075	316,627
Treasury stock at cost (28,137,283, 28,137,283 and 28,108,174 shares, respectively)	(230,144)	(230,144)	(230,103)
Accumulated other comprehensive loss	(797)	(802)	(761)
Retained earnings	93,697	90,164	86,980
TOTAL COMPANY SHAREHOLDERS’ EQUITY	202,241	197,936	173,328
TOTAL LIABILITIES AND EQUITY	$300,057	$307,810	$258,681

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$100,752	$74,768
Other revenue	1,215	962
Total revenue	101,967	75,730

Cost of sales	65,662	44,904
Gross profit	36,305	30,826
Selling, general and administrative expenses	41,512	31,511
Loss from operations	(5,207)	(685)

Interest expense	56	173
Gain on insurance proceeds	(8,835)	—
Other income	(15)	(932)
Income before income tax expense	3,587	74
Income tax expense	54	47
Net income	$3,533	$27

BASIC AND DILUTED INCOME PER SHARE:
Basic income per common share	$0.10	$0.00

Weighted average number of common shares outstanding – basic	36,177	30,761

Diluted income per share	$0.10	$0.00

Weighted average number of common shares outstanding – diluted	36,214	30,930

See Accompanying Notes to Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Thirteen Weeks ended
	April 29,	April 30,
	2017	2016

Net income	$3,533	$27

Amortization of pension costs (gain)	(5)	51

Comprehensive income	$3,528	$78

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net cash used by operating activities	$(13,883)	$(8,284)

Cash flows from investing activities:
Proceeds from company owned life insurance and SERP death benefits	14,032	—
Investment in collaborative arrangement	(2,605)	—
Proceeds from sale of investment	—	1,600
Purchases of fixed assets	(2,321)	(4,165)
Net cash provided by (used in) investing activities	9,106	(2,565)

Cash flows from financing activities:
Purchase of treasury stock	—	(2,606)
Net cash used by financing activities	—	(2,606)

Net decrease in cash and cash equivalents	(4,777)	(13,455)
Cash, cash equivalents and restricted cash, beginning of period	44,077	104,311
Cash, cash equivalents and restricted cash, end of period	$39,300	$90,856

Supplemental disclosures and non-cash investing and financing activities:

Issuance of restricted shares under deferred / restricted stock agreements	—	430

See Accompanying Notes to Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 29, 2017 and April 30, 2016

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States. The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of April 29, 2017, the fye segment operated 273 stores totaling approximately 1.5 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the condensed consolidated financial statements.

In connection with the preparation of these unaudited condensed consolidated financial statements, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the condensed consolidated financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements consist of Trans World Entertainment Corporation, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc., all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the

United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 28, 2017 contained in the Company’s Annual Report on Form 10-K filed April 13, 2017. The results of operations for the 13 weeks ended April 29, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2018.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2017.

There have been no material changes to the accounting policies applied to our consolidated results and footnote disclosures.

Note 3. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning February 4, 2018. To date, the Company has identified relevant arrangements and performance obligations and is assessing the impact of the new guidance. Evaluation is ongoing and it is too early to provide an assessment of the impact. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 2, 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements. Given the nature of the operating leases for the Company’s home office, distribution center, and stores, the Company expects an increase to the carrying value of its assets and liabilities.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test whereby a goodwill impairment loss is determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Rather, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for the Company in fiscal 2021, applied on a prospective basis, and early adoption is allowed for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which is intended to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost in an entity’s financial statements by requiring the service cost component be disaggregated from other components of net benefit costs and presented in the same line item or items as other compensation costs for the employees. Additionally, only the service cost component of net benefit cost is eligible for capitalization when applicable. ASU 2017-07 is effective for the Company’s fiscal year beginning February 2, 2019, and must be applied retrospectively. ASU 2017-07 is permitted for early adoption, but only at the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that this ASU will have on its reporting and asset recognition.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company for interim and annual periods beginning in fiscal year beginning February 2, 2019, with early adoption permitted and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company will consider the impact that this standard may have on future stock-based payment award modifications should they occur.

Note 4. Asset Acquisitions

Business Combination-etailz

On October 17, 2016, the Company completed the purchase of all of the issued and outstanding shares of etailz, Inc. (etailz), an innovative and leading digital marketplace retailer. etailz operates both domestically and internationally. They use a data driven approach to digital marketplace retailing utilizing proprietary software and ecommerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.

The Company paid $32.3 million in cash, issued 5.7 million shares of Trans World Entertainment Corporation stock at closing to the shareholders of etailz as consideration for their shares, and paid $4.3 million in cash advances to settle obligations of the selling shareholders. Based on the fair value of $3.56 per share on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million would be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018 as outlined in the share purchase agreement prior to its amendment as discussed in the following paragraph. In connection with the acquisition, the Company assumed the liability of the selling shareholders for etailz’s employee retention bonus plan, of which $1.9 million was due and payable at closing and funded as part of the cash advances and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting.

Subsequent to the end of the Company’s first fiscal quarter, the share purchase agreement with the selling shareholders of etailz was amended to provide that $11.5 million be released from the earnout escrow account and the $3.1 million remaining in the earnout escrow account may be payable in cash to the selling shareholders in 2019, subject to the achievement by etailz of operating income in excess of $15.5 million during the twenty-four month period ended February 2, 2019. In the event that etailz achieves operating income in excess of $13.5 million, but less than $15.5 million, an earnout of $1.6 million would be payable in 2019. If etailz operating income is below $13.5 million, the $3.1 million escrow would be returned to the Company.

The amount released from escrow was disbursed on May 5, 2017 as follows: $5.0 million to the Company for future investment, $5.0 million to the selling shareholders, and $1.5 million to the Company (to be allocated to increase the maximum amount available under the etailz employee retention bonus plan from $4.2 million to $5.7 million).

The results of operations of etailz will be reported in the Company’s etailz segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the thirteen weeks ended April 30, 2016, presents consolidated information as if the etailz acquisition had occurred on February 1, 2016. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the thirteen weeks ended April 30, 2016, combines (i) the Company’s historical statement of operations for the thirteen weeks ended April 30, 2016, and (ii) etailz historical statement of income for the period from February 1, 2016 through April 30, 2016. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, and related income tax effects. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

Thirteen Weeks Ended
April 30, 2016

Pro forma total revenue	$102,426

Pro forma net loss	(1,010)

Pro forma basic and diluted loss per share	$(0.03)

Pro forma weighted average number of common shares outstanding – basic and diluted	36,751

Collaborative Arrangement

On April 11, 2017, the Company entered into an agreement with another party for the purpose of acquiring and selling certain retail merchandise. etailz holds a 50% economic interest in the arrangement as of April 29, 2017. The cash investment was $2.6 million dollars. The $2.6 million investment was included in other assets as of April 29, 2017.

Note 5. Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment if circumstances indicate that the carrying amount may not be recoverable.

We are continuing to amortize certain vendor relationships, technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of April 29, 2017 consisted of the following (in thousands, except weighted-average amortization period):

	April 29, 2017
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$1,054	$18,046
Technology	60	6,700	733	5,967
Trade names and trademarks	60	3,200	327	2,873
		$29,000	$2,114	$26,886
11

The changes in net intangibles and goodwill from January 28, 2017 to April 29, 2017 were as follows:

(in thousands)	January 28, 2017	Amortization	April 29, 2017

Amortized intangible assets:
Vendor relationships	$18,522	$476	$18,046
Technology	6,302	335	5,967
Trade names and trademarks	3,033	160	2,873
Net amortized intangible assets	$27,857	$971	$26,886

Unamortized intangible assets:
Goodwill	$39,191	—	$39,191
Total unamortized intangible assets	$39,191	—	$39,191

Estimated amortization expense for the remainder of fiscal 2017 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
(in thousands)
2017	$2,919
2018	3,890
2019	3,890
2020	3,890
2021	3,325
2022	1,910
Thereafter	7,062

Note 6. Depreciation and Amortization

Depreciation and amortization included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
	(in thousands)
Cost of sales	$154	$100
Selling, general and administrative expenses	3,223	1,463
Total	$3,377	$1,563
12

Note 7. Segment Data

As described in Note 1 to the condensed consolidated financial statements, we operate in two reportable segments as shown in the following table. etailz results included in the tables below are for the period starting when etailz was acquired, therefore, results are only included in the thirteen weeks ended April 29, 2017.

	Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016
Total Revenue
fye	$64,944	$75,730
etailz	37,023	—
Total Company	$101,967	$75,730

Gross Profit
fye	$26,910	$30,826
etailz	9,395	—
Total Company	$36,305	$30,826

Loss From Operations
fye	$(4,386)	$(685)
etailz	(821)	—
Total Company	$(5,207)	$(685)

Total Assets
fye	$201,335	$258,681
etailz	98,722	—
Total Company	$300,057	$258,681

Note 8. Restricted Cash

At April 29, 2017, the Company had restricted cash of $13.0 million and $10.5 million reported in current and other assets on the accompanying condensed consolidated balance sheet, respectively. The Company did not have restricted cash as of April 30, 2016.

In connection with the acquisition of etailz and under the terms of the share purchase agreement, the Company designated $1.5 million of the restricted cash to be made available to satisfy any indemnification claims within 18 months from the date of acquisition and $14.6 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement.

In addition, as a result of the death of its former Chairman, the Company received $7.4 million, which is held in a rabbi trust and was classified as restricted cash in other assets on the accompanying condensed consolidated balance sheet.

A summary of cash, cash equivalents and restricted cash is as follows (in thousands):

	April 29,	January 28,	April 30,
	2017	2017	2016
Cash and cash equivalents	$15,803	$27,974	$90,856
Restricted cash	23,497	16,103	—
Total cash, cash equivalents and restricted cash	$39,300	$44,077	$90,856

Note 9. Line of Credit

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

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions, covenants around the net number of store closings, and restrictions related to the payment of cash dividends, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

During the first quarters of fiscal 2017 and 2016, the Company did not have any borrowings under its existing credit facilities. Peak borrowings under its credit facility during fiscal 2016 were $21.5 million. As of April 29, 2017 and April 30, 2016, the Company had no outstanding letters of credit. The Company had $35 million and $37 million available for borrowing as of April 29, 2017 and April 30, 2016, respectively.

Note 10. Stock Based Compensation

As of April 29, 2017, there was approximately $845 thousand of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.5 years.

As of April 29, 2017, stock awards authorized for issuance under the Company’s current long term equity incentive plans totaled 8.0 million shares. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.6 million shares were granted and are outstanding, 1.3 million shares of which were vested and exercisable. Awards available for future grants at April 29, 2017 were 1.1 million shares.

The following table summarizes stock award activity during the thirteen weeks ended April 29, 2017:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value

Balance January 28, 2017	2,459,564	$3.58	7.3	170,927	$3.87
Granted	—	—	—	—	—
Canceled	(24,250)	3.74	—	—	—
Exercised	—	—	—	—	—
Balance April 29, 2017	2,435,314	$3.58	7.1	170,927	$3.87
Exercisable April 29, 2017	1,188,064	$3.51	5.4	63,427	$4.50
(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of April 29, 2017, the intrinsic value of stock awards outstanding and exercisable was approximately $12 thousand.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. As of April 29, 2017, the Company recognized $622 thousand of compensation cost related to these shares. As of April 29, 2017, there was approximately $4.8 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over the next 21 months.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plans. Comprehensive income consists of net income and the reclassification of pension costs previously reported in comprehensive income for the thirteen weeks ended April 29, 2017 and April 30 2016.

Note 12. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirteen weeks ended April 29, 2017, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2017.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
	(in thousands)
Service cost	$16	$15
Interest cost	139	137
Amortization of pension costs	4	55
Amortization of net gain(1)	(9)	(4)
Net periodic pension cost	$150	$203
(1)	The amortization of net gain is related to a Director Retirement Plan previously provided by the Company.

Note 13. Basic and Diluted Loss Per Share

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

Weighted average shares are calculated as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
	(in thousands)
Weighted average common shares outstanding – basic	36,177	30,761

Dilutive effect of employee stock options	37	169

Weighted average common shares outstanding–diluted	36,214	30,930

Anti-dilutive stock options	2,266	1,934

Note 14. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets.

Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 3, 2018.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 28, 2017, the Company had a net operating loss carry forward of $181.4 million for federal income tax purposes and approximately $243 million for state income tax purposes that expire at various times through 2036 and are subject to certain limitations and statutory expiration periods.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

April 29, 2017 and April 30, 2016

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of April 29, 2017, the fye segment operated 273 stores totaling approximately 1.5 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. fye stores offer predominantly entertainment products. The etailz segment generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net sales and comparable store net sales: The Company measures and reports the rate of change in comparable store net sales. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store net sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable stores net sales through the month immediately preceding the month of closing. Stores that are temporarily closed are excluded from the calculation of comparable stores sales for the applicable periods in the year of closure and the subsequent year. Included in comparable store net sales are sales from the fye segment websites. The Company further analyzes net sales by store format and by product category, and by segment.

Cost of Sales and Gross Profit: Gross profit is impacted primarily by the mix of products sold, by discounts negotiated with vendors, discounts offered to customers, and fulfillment fees paid to Amazon. The Company records its distribution and product shrink expenses in cost of sales. Distribution expenses include those costs associated with receiving, shipping, inspecting and warehousing product and costs associated with product returns to vendors. Warehousing cost of sales also includes obsolescence costs and is reduced by the benefit of vendor allowances, net of direct reimbursements of expense.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, Amazon commissions, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as disclosed in Note 6 to the condensed consolidated financial statements). Selling, general and administrative expenses also include fixed asset write offs associated with store closures and change in square footage, if any, gift card breakage, and etailz related amortization and compensation costs.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2017

Compared to the Thirteen Weeks Ended April 30, 2016

Segment Highlights:

etailz results included in the tables below are for the period when etailz was acquired, therefore, etailz results are only included in the thirteen weeks ended April 29, 2017.

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Total Revenue
fye	$64,944	$75,730
etailz	37,023	—
Total Company	$101,967	$75,730

Gross Profit
fye	$26,910	$30,826
etailz	9,395	—
Total Company	$36,305	$30,826

Loss From Operations
fye	($4,386)	($685)
etailz	(821)	—
Total Company	($5,207)	($685)

Reconciliation of etailz Loss from Operations to etailz Adjusted Income from Operations
etailz loss from operations	$(821)	$—
Acquisition related amortization and compensation expenses (1)	$1,880	—
etailz adjusted income from operations (2)	$1,059	$—

(1) Acquisition related expenses consisted of amortization expense of intangible assets of $971 thousand and compensation expenses of $909 thousand.

(2) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%
(in thousands)
fye revenue	$64,944	75,730	$(10,786)	-14.2%
etailz revenue	37,023	—	37,023	n/a
Total revenue	$101,967	$75,730	$26,237	34.6%

Total revenue increased 34.6% to $102.0 million for the thirteen weeks ended April 29, 2017 compared to $75.7 to the same period last year, driven by $37.0 million in revenue as a result of the acquisition of etailz in October 2016.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%	Comp Store Net Sales
(in thousands)
fye net sales	$63,729	74,768	$(11,039)	-14.8%	-9.4%
Other revenue	1,215	962	253	26.3%
Total revenue	$64,944	$75,730	$(10,786)	-14.2%

As a % of FYE net sales
Video	35.2%	39.7%			-16.9%
Trend	32.4%	25.5%			9.6%
Music	21.5%	24.6%			-20.8%
Electronics	10.2%	9.0%			4.8%
Video Games	0.7%	1.2%			-43.4%

Store Count:	273	290	(17)	-5.9%
Total Square footage	1,513	1,673	(160)	-9.6%

Net sales. The 14.8% net sales decline from the prior year is due to a 5.9% decline in total stores in operation and a 9.4% decline in comparable store net sales.

Video:

Comparable store net sales in the video category decreased 16.9% during the thirteen weeks ended April 29, 2017. The video category represented 35.2% of total net sales for the thirteen weeks ended April 29, 2017 compared to 39.7% in the comparable quarter last year, as the fye segment is shifting its product mix to growing categories of entertainment and pop culture related merchandise.

According to statistics obtained from Warner Brothers Home Entertainment, overall video industry physical retail sales as of April 29, 2017 were down 7.9% during the period corresponding to the Company’s first fiscal quarter.

Music:

Comparable store net sales in the music category decreased 20.8% during the thirteen weeks ended April 29, 2017. The music category represented 21.5% of total net sales for the thirteen weeks ended April 29, 2017 compared to 24.6% in the comparable quarter last year. According to Soundscan, total physical unit sales of albums industry-wide were down 19.5% during the period corresponding to the Company’s first fiscal quarter.

Trend:

Comparable store net sales in the trend category increased 9.6% during the thirteen weeks ended April 29, 2017. Trend product represented 32.4% of total net sales for the thirteen weeks ended April 29, 2017 compared to 25.5% in the comparable quarter last year. The Company is focused on identifying, creating and delivering merchandise that differentiates its customer experience and brand.

Electronics:

Comparable store net sales in the electronics category increased 4.8% during the thirteen weeks ended April 29, 2017. Electronics net sales represented 10.2% of total net sales for the thirteen weeks ended April 29, 2017 compared to 9.0% in the comparable quarter last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.2 million and $1.0 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

etailz Segment

etailz reported $37.0 million sales for the thirteen weeks ended April 29, 2017. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	Thirteen Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%
(in thousands)
fye gross profit	$26,910	$30,826	$(3,916)	-12.7%
etailz gross profit	9,395	—	9,395	n/a
Total gross profit	$36,305	$30,826	$5,479	17.8%

fye gross profit as a % of fye revenue	41.4%	40.7%
etailz gross profit as a % of etailz revenue	25.4%	—
Total gross profit as a % of total revenue	35.6%	40.7%

Gross profit increased 17.8% to $36.3 million for the thirteen weeks ended April 29, 2017 compared to $30.8 million for the thirteen weeks ended April 30, 2016 as a result of the acquisition of etailz in October 2016.

fye Segment

Total gross profit as a percentage of total revenue for the thirteen weeks ended April 29, 2017 was 41.4% compared to 40.7% for the thirteen weeks ended April 30, 2016 as a result of improved purchasing and price management.

etailz Segment

etailz reported gross profit of $9.4 million for the thirteen weeks ended April 29, 2017. etailz gross profit as a percentage of revenue was 25.4%.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%
	(in thousands)
fye SG&A, excluding depreciation, amortization, and acquistion related compensation expenses	$29,095	$30,048	($953)	-3.2%
As a % of total fye revenue	44.8%	39.7%		5.1%

etailz SG&A, excluding depreciation, amortization, and acquistion related compensation expenses	8,275	—	8,275	n/a

etailz acquisition related compensation expenses	909	—	909	n/a

Depreciation and amortization	3,233	1,463	1,770	121.0%

Total SG&A	$41,512	$31,511	$10,001	31.7%

As a % of total revenue	40.7%	41.6%

SG&A expenses increased $10.0 million primarily due to expenses for etailz, acquisition related compensation expenses and higher depreciation and amortization expenses, offset slightly by lower fye expenses fye Segment

SG&A excluding depreciation and acquisition expenses decreased $1.0 million, or 3.2%. As a percentage of fye revenue, SG&A expenses in the fye segment were 44.8% compared to 39.7% for the same quarter last year. The increase in the rate was primarily due to the comp sales decline and expenses to support the upgrading of the Company’s digital foundation, including the re-platforming of fye.com.

Depreciation and amortization expense increased $1.8 million due to amortization of intangibles, as described in Note 5 to the condensed consolidated financial statements, investments in technology enhancements, new and remodeled stores and the chain wide rollout of new marketplace fixtures to support the shift in merchandising assortment.

etailz Segment

etailz reported SG&A, excluding depreciation, amortization and acquisition related compensation expenses, of $8.3 million, which primarily includes commission fees and payroll costs.

Interest Expense. Interest expense was approximately $56 thousand during the thirteen weeks ended April 29, 2017. Interest expense consisted primarily of unused commitment fees and the amortization of fees related to the Company’s credit facility. Interest expense during the thirteen weeks ended April 30, 2016 was $173 thousand. The reduction in interest expense was due to the amendment of the credit facility as discussed in Note 9 to the condensed consolidated financial statements.

Other Income. Other income was $15 thousand dollars compared to $0.9 million dollars last year. Other income for the thirteen weeks ended April 30, 2016 included an $0.8 million gain on the sale of an investment.

Gain on Insurance Proceeds. The gain on insurance proceeds included $8.8 million related to the death of the Company's former chairman during the thirteen weeks ended April 29, 2017.

Income Tax Expense. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. As a result, there was insignificant tax expense amounts recorded during the thirteen weeks ended April 29, 2017.

Net Income. The following table sets forth a period over period comparison of the Company’s net income:

	Thirteen Weeks ended
	April 29,	April 30,
	2017	2016	Change

Income before income tax	$3,587	$74	$3,513
Income tax expense	54	47	7
Net income	$3,533	$27	$3,506

For the thirteen weeks ended April 29, 2017, the Company’s net income increased $3.5 million primarily due to the gain recognized from the insurance proceeds collected during the quarter.

LIQUIDITY

Liquidity and Cash Flows:

In connection with the preparation of the financial statements, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed in Note 9 to the Company’s condensed consolidated financial statements.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the
			Thirteen Weeks ended		Change
			April 29,	April 30,
	(in thousands)		2017	2016	$
	Operating Cash Flows		(13,883)	(8,284)	(5,599)
	Investing Cash Flows		9,106	(2,565)	11,671
	Financing Cash Flows		—	(2,606)	2,606

	Capital Expenditures	(1)	(2,321)	(4,165)	1,844

	Cash, Cash Equivalents, and Restricted Cash	(2)	39,300	90,856	(51,556)
	Merchandise Inventory		127,509	116,648	10,861
	Working Capital		110,692	157,104	(46,412)

(1)	Included in investing cash flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$15,803	$90,856
	Add: restricted cash		23,497	—
	Cash, cash equivalents, and restricted cash		$39,300	$90,856

Cash used from operations was $13.9 million primarily due to net income of $3.5 million, plus depreciation and amortization of $3.4 million, less a decrease in cash surrender value due to a gain on insurance proceeds of $8.9 million, and an $11.5 million seasonal reduction of accounts payable. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash provided by investing activities was $9.1 million for the thirteen weeks ended April 29, 2017, which consisted of Company owned life insurance and SERP benefits proceeds of $14.0 million, less $2.3 million in capital expenditures, and a $2.6 million investment in a collaborative arrangement.

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

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and, covenants around the net number of store closings and restrictions related to the payment of cash dividends, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

During the first quarters of fiscal 2017 and 2016, the Company did not have any borrowings under its existing credit facilities. Peak borrowings under its credit facility during fiscal 2016 were $21.5 million. As of April 29, 2017 and April 30, 2016, the Company had no outstanding letters of credit. The Company had $35 million and $37 million available for borrowing as of April 29, 2017 and April 30, 2016, respectively.

Capital Expenditures. During the thirteen weeks ended April 29, 2017, the Company made capital expenditures of $2.3 million. The Company currently plans to spend approximately $9.0 million for capital expenditures in remaining quarters of fiscal 2017.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended January 28, 2017 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its condensed consolidated financial statements. There have been no material changes or modifications to the policies since January 28, 2017.

Recent Accounting Pronouncements:

The information set forth under Note 3 contained in Item 1, “Notes to Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: adjusted operating income for the etailz segment and SG&A excluding depreciation, amortization and acquisition related compensation expenses for each reporting segment. Such items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

The Company calculates etailz adjusted income from operations to evaluate its own operating performance and as an integral part of its planning process. The Company presents etailz adjusted income from operations as a supplemental measure because it believes such measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

To the extent the Company borrows under its Credit Facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its Credit Facility can be variable. Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability as defined in the Credit Agreement, with the Applicable Margin for LIBO Rate loans ranging from 2.25% to 2.75% and the Applicable Margin for Base Rate loans ranging from 0.75% to 1.25%. If interest rates on the Company’s Credit Facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017. The Company does not currently hold any derivative instruments.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 29, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.   The acquisition of etailz was significant to the Company and was consummated effective October 17, 2016. Upon consummation of the acquisition, etailz became a consolidated subsidiary of the Company. The Company is currently in process of implementing its internal control over financial reporting at the etailz segment, which will result in additional changes in internal controls in subsequent quarters. Such changes will be disclosed as required by applicable SEC guidance.

Other than the items noted above, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 29, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Store Manager Class Actions

Two former Store Managers filed actions alleging claims of entitlement to unpaid compensation for overtime. In one action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Store Manager and Senior Assistant Manager) while the other plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Store Manager.)

Specifically, Carol Spack filed a complaint against Trans World Entertainment Corporation (Trans World) in the United States District Court, District of New Jersey, on April 20, 2017 (Case No.: 3:17-cv-02687-BRM-LHG) alleging that she is entitled to unpaid compensation for overtime under the federal Fair Labor Standards Act (FLSA). She brings a nationwide collective action under the FLSA on behalf of all Store Managers and Senior Assistant Managers. She also brings class action claims under New Jersey and Pennsylvania law on behalf of all persons who worked as Store Managers in New Jersey or Senior Assistant Managers in Pennsylvania.

On May 19, 2017, Natasha Roper filed a complaint against Trans World in the U.S. District Court for the Northern District of New York (Case No.: 1:17-cv-0553-TJM-CFH) in which she also alleges that she is entitled to unpaid compensation for overtime under the FLSA. Ms. Roper brings a nationwide collective action under the FLSA on behalf of all similarly situated Store Managers.

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended January 28, 2017.

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
31

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 8, 2017	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

June 8, 2017	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
32