Form 10-Q
period 2017-07-29
TRANS WORLD ENTERTAINMENT CORP
filed 2017-09-07
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 450 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-1 of this chapter).

Emerging growth company ☐

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

Common Stock, $.01 par value,

36,117,055 shares outstanding as of July 29, 2017

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 – Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	July 29,	January 28,	July 30,
	2017	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,985	$27,974	$78,644
Restricted cash	1,502	—	—
Merchandise inventory	126,687	126,004	120,268
Prepaid expenses and other assets	13,469	15,356	8,971
Total current assets	155,643	169,334	207,883

Restricted cash	10,682	16,103	—
Net fixed assets	43,876	45,097	34,990
Goodwill	39,191	39,191	—
Net intangible assets	25,914	27,857	—
Other assets	8,033	10,228	9,662
TOTAL ASSETS	$283,339	$307,810	$252,535

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$37,169	$52,307	$42,753
Accrued expenses and other current liabilities	9,688	9,198	6,356
Deferred revenue	7,732	9,228	8,147
Total current liabilities	54,589	70,733	57,256

Contingent consideration	2,115	8,552	—
Other long-term liabilities	29,175	30,589	26,442
TOTAL LIABILITIES	85,879	109,874	83,698

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—

Common stock ($0.01 par value; 200,000,000 shares authorized; 64,255,171, 64,252,671 and 58,472,012 shares issued, respectively)	643	643	585
Additional paid-in capital	339,624	338,075	316,782

Treasury stock at cost (28,138,116, 28,137,283 and 28,118,798 shares, respectively)	(230,145)	(230,144)	(230,144)

Accumulated other comprehensive loss	(793)	(802)	(709)
Retained earnings	88,131	90,164	82,323
TOTAL SHAREHOLDERS’ EQUITY	197,460	197,936	168,837
TOTAL LIABILITIES AND EQUITY	$283,339	$307,810	$252,535

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Net sales	$100,914	$63,320	$201,665	$138,088
Other revenue	1,565	1,028	2,781	1,990
Total revenue	102,479	64,348	204,446	140,078

Cost of sales	67,309	37,647	132,971	82,551
Gross profit	35,170	26,701	71,475	57,527
Selling, general and administrative expenses	40,539	31,223	82,051	62,734
Loss from operations	(5,369)	(4,522)	(10,576)	(5,207)

Interest expense	59	172	115	345
Loss (gain) on insurance proceeds	129	—	(8,706)	—
Other income	(43)	(86)	(57)	(1,017)
Loss before income tax expense	(5,514)	(4,608)	(1,928)	(4,535)
Income tax expense	51	48	105	95
Net loss	$(5,565)	$(4,656)	$(2,033)	$(4,630)

BASIC AND DILUTED LOSS PER SHARE:
Basic loss per common share	$(0.15)	$(0.15)	$(0.06)	$(0.15)

Weighted average number of common shares outstanding – basic	36,179	30,403	36,179	30,576

Diluted loss per share	$(0.15)	$(0.15)	$(0.06)	$(0.15)

Weighted average number of common shares outstanding – diluted	36,179	30,403	36,179	30,576

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Net loss	($5,565)	($4,656)	($2,033)	($4,630)

Amortization of pension costs (gain)	(5)	51	(10)	103

Comprehensive loss	($5,570)	($4,605)	($2,043)	($4,527)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended
	July 29,	July 30,
	2017	2016
Net cash used in operating activities	$(20,503)	$(16,965)

Cash flows from investing activities:
Proceeds from company owned life insurance and SERP death benefits	14,336	—
Investment in collaborative arrangement	(2,575)	—
Proceeds from sale of investment	—	1,600
Purchases of fixed assets	(4,166)	(7,693)
Net cash provided by (used in) investing activities	7,595	(6,093)

Cash flows from financing activities:
Exercise of stock options	—	38
Payments to shareholders	(5,000)	—
Purchase of treasury stock	—	(2,647)
Net cash used in financing activities	(5,000)	(2,609)

Net decrease in cash and cash equivalents	(17,908)	(25,667)

Cash, cash equivalents, and restricted cash, beginning of period	44,077	104,311

Cash, cash equivalents, and restricted cash, end of period	$26,169	78,644

Supplemental disclosures and non-cash investing and financing activities:

Issuance of restricted shares under deferred / restricted stock agreements	—	476

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2017 and July 30, 2016

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of July 29, 2017, the fye segment operated 269 stores totaling approximately 1.5 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

In connection with the preparation of these interim condensed consolidated financial statements, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the interim condensed consolidated financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Trans World Entertainment Corporation, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc., all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these interim condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 28, 2017 contained in the Company’s Annual Report on Form 10-K filed April 13, 2017. The results of operations for the thirteen and twenty-six weeks ended July 29, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2018.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2017.

There have been no material changes to the accounting policies applied to our consolidated results and footnote disclosures.

Note 3. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning February 4, 2018. This ASU will most likely change the way the Company accounts for sales returns, our customer loyalty program, gift card breakage and certain other promotional programs. The Company is continuing to evaluate which transition approach it will utilize and the impact this standard will have on the Company’s consolidated financial statements upon adoption.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test whereby a goodwill impairment loss is determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Rather, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for the Company in fiscal 2020, applied on a prospective basis, and early adoption is allowed for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which is intended to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost in an entity’s financial statements by requiring the service cost component be disaggregated from other components of net benefit costs and presented in the same line item or items as other compensation costs for the employees. Additionally, only the service cost component of net benefit cost is eligible for capitalization when applicable. ASU 2017-07 is effective for the Company’s fiscal year beginning February 3, 2019, and must be applied retrospectively. ASU 2017-07 is permitted for early adoption, but only at the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that this ASU will have on its reporting and asset recognition.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company for interim and annual periods in fiscal year beginning February 3, 2019, with early adoption permitted and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company will consider the impact that this standard may have on future stock-based payment award modifications should they occur.

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

The Company paid $32.3 million in cash, issued 5.7 million shares of Trans World Entertainment Corporation stock (TWMC Stock) at closing to the shareholders of etailz (the selling shareholders) as consideration for the selling shareholders’ ownership, and paid $4.3 million in cash advances to settle obligations of the selling shareholders. Based on the fair value of $3.56 per share of TWMC Stock on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million would be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018 as outlined in the share purchase agreement prior to its amendment as discussed in the following paragraph. In connection with the acquisition, the Company assumed the liability of the selling shareholders for etailz’s employee retention bonus plan, of which $1.9 million was due and payable at closing and funded as part of the cash advances and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting.

During the thirteen weeks ended July 29, 2017, the share purchase agreement with the selling shareholders of etailz was amended to provide that $11.5 million be released from the earnout escrow account and the $3.1 million remaining in the earnout escrow account may be payable in cash to the selling shareholders in 2019, subject to the achievement by etailz of operating income in excess of $15.5 million during the twenty-four month period ending February 2, 2019. In the event that etailz achieves operating income in excess of $13.5 million, but less than $15.5 million, an earnout of $1.6 million would be payable in 2019. If etailz operating income is below $13.5 million, the $3.1 million escrow would be returned to the Company.

The amount released from escrow was disbursed during the second quarter of 2017 as follows: $5.0 million to the Company for future investment to support growth initiatives, $5.0 million to the selling shareholders, and $1.5 million to the Company (to be allocated to increase the maximum amount available under the etailz employee retention bonus plan from $4.2 million to $5.7 million).

In the second quarter of fiscal 2017, the Company recorded a $1.4 million benefit related to its contingent consideration liability. The decrease in the value of the contingent liability resulted from actual second quarter financial results of etailz and the amendment of the earnout agreement as described in the paragraph above. This benefit is recorded in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

The results of operations of etailz will be reported in the Company’s etailz segment and has been included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the thirteen and twenty-six weeks ended July 30, 2016, presents consolidated information as if the etailz acquisition had occurred on February 1, 2016. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the thirteen and twenty-six weeks ended July 30, 2016, combines (i) the Company’s historical statement of operations for the thirteen and twenty-six weeks ended July 30, 2016, and (ii) etailz historical statement of income for the periods from May 1, 2016 through July 30, 2016 and from February 1, 2016 through July 30, 2016, respectively. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, and related income tax effects. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 30,	July 30,
	2016	2016

Pro forma total revenue	$93,672	$196,097
Pro forma net loss	(5,840)	(6,850)

Pro forma basic and diluted loss per share	$(0.16)	$(0.19)

Pro forma weighted average number of common shares outstanding – basic and diluted	36,134	36,307

Collaborative Arrangement

On April 11, 2017, the Company entered into an agreement with another party for the purpose of acquiring and selling certain retail merchandise. etailz holds a 50% economic interest in the arrangement as of July 29, 2017. The initial cash investment was $2.6 million dollars. The total investment of $2.7 million was included in other assets as of July 29, 2017.

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

We are continuing to amortize certain vendor relationships, technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of July 29, 2017 consisted of the following (in thousands, except weighted-average amortization period):

	July 29, 2017
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$1,531	$17,569
Technology	60	6,700	1,068	5,632
Trade names and trademarks	60	3,200	487	2,713
		$29,000	$3,086	$25,914

The changes in net intangibles and goodwill from January 28, 2017 to July 29, 2017 were as follows:

(in thousands)	January 28, 2017	Amortization	July 29, 2017

Amortized intangible assets:
Vendor relationships	$18,522	$953	$17,569
Technology	6,302	670	5,632
Trade names and trademarks	3,033	320	2,713
Net amortized intangible assets	$27,857	$1,943	$25,914

Unamortized intangible assets:
Goodwill	$39,191	—	$39,191
Total unamortized intangible assets	$39,191	—	$39,191
11

Estimated amortization expense for the remainder of fiscal 2017 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
(in thousands)
2017	$1,945
2018	3,890
2019	3,890
2020	3,890
2021	3,325
2022	1,910
Thereafter	7,064

Note 6. Depreciation and Amortization

Depreciation and amortization included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2017	2016	2017	2016

Cost of sales	$157	$98	$311	$198
Selling, general and administrative expenses	3,341	1,623	6,564	3,086
Total	$3,498	$1,721	$6,875	$3,284

Note 7. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table. etailz results included in the tables below are for the period starting when etailz was acquired, therefore, results are only included in the thirteen and twenty-six weeks ended July 29, 2017.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total Revenue
fye	$58,958	$64,348	$123,902	$140,078
etailz	43,521	—	80,544	—
Total Company	$102,479	$64,348	$204,446	$140,078

Gross Profit
fye	$25,085	$26,701	$51,995	$57,527
etailz	10,085	—	19,480	—
Total Company	$35,170	$26,701	$71,475	$57,527

Loss From Operations
fye	$(5,467)	$(4,522)	$(9,853)	$(5,207)
etailz	98	—	(723)	—
Total Company	$(5,369)	$(4,522)	$(10,576)	$(5,207)

Total Assets
fye			$184,250	$252,535
etailz			99,089	—
Total Company			$283,339	$252,535

Note 8. Restricted Cash

As of July 29, 2017, the Company had restricted cash of $1.5 million and $10.7 million reported in current and other assets on the accompanying condensed consolidated balance sheet, respectively. The Company did not have restricted cash as of July 30, 2016.

In connection with the acquisition of etailz and under the terms of the share purchase agreement, as amended (see Note 4),the Company designated $1.5 million of the restricted cash to be made available to satisfy any indemnification claims within 18 months from the date of acquisition and $3.2 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement, as amended.

In addition, as a result of the death of its former Chairman, the Company received $7.5 million which is held in a rabbi trust and was classified as restricted cash in other assets on the accompanying condensed consolidated balance sheet.

A summary of cash, cash equivalents and restricted cash is as follows (in thousands):

	July 29,	January 28,	July 30,
	2017	2017	2016
Cash and cash equivalents	$13,985	$27,974	$78,644
Restricted cash	12,184	16,103	—
Total cash, cash equivalents and restricted cash	$26,169	$44,077	$78,644
13

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

During the second quarters of fiscal 2017 and 2016, the Company did not have any borrowings under its existing credit facilities. Peak borrowings under its credit facility during fiscal 2016 were $21.5 million. As of July 29, 2017 and July 30, 2016, the Company had no outstanding letters of credit. The Company had $37 million and $36 million available for borrowing as of July 29, 2017 and July 30, 2016, respectively.

Note 10. Stock Based Compensation

As of July 29, 2017, there was approximately $1.1 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.7 years.

As of July 29, 2017, stock awards authorized for issuance under the Company’s current long term equity incentive plans totaled 13.0 million shares. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 3.1 million shares were granted and are outstanding, 1.4 million shares of which were vested and exercisable. Awards available for future grants at July 29, 2017 were 2.5 million shares.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the twenty-six weeks ended July 29, 2017:

Dividend yield	0%
Expected stock price volatility	40.0%-40.6%
Risk-free interest rate	1.74%-1.83%
Expected award life (in years)	5.64-5.71
Weighted average fair value per share of awards granted during the period	$0.74
14

The following table summarizes stock award activity during the twenty-six weeks ended July 29, 2017:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 28, 2017	2,459,564	$3.58	7.3	170,927	$3.87
Granted	620,000	1.84	—	65,000	1.85
Forfeited	(23,750)	3.70	—	—	—
Canceled	(164,150)	5.43	—	—	—
Exercised	—	—	—	(2,500)	3.53
Balance July 29, 2017	2,891,664	$3.10	7.8	233,427	$3.28
Exercisable July 29, 2017	1,316,164	$3.31	6.4	63,427	$4.50

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of July 29, 2017, the intrinsic value of stock awards outstanding and exercisable was approximately $12 thousand.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. As of July 29, 2017, the Company recognized $2.0 million of compensation cost related to these shares, of which $1.2 million was recorded in fiscal 2017. As of July 29, 2017, there was approximately $3.6 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over the next 18 months.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs (gain) associated with Company’s defined benefit plan for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016.

Note 12. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a limited number of executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the twenty-six weeks ended July 29, 2017, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2017.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Service cost	$16	$15	$32	$30
Interest cost	139	137	278	274
Amortization of pension costs	4	55	8	111
Amortization of net gain(1)	(9)	(4)	(18)	(8)
Net periodic pension cost	$150	$203	$300	$407

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen and twenty-six weeks ended July 29, 2017 were approximately 3.1 million shares and 2.7 million shares, respectively, as compared to 1.6 million shares and 1.8 million shares, respectively, for the thirteen and twenty-six weeks ended July 30, 2016.

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

Note 15. Commitments and Contingencies

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

Store Manager Class Actions

Two former Store Managers filed actions alleging claims of entitlement to unpaid compensation for overtime. In one action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Store Manager and Senior Assistant Manager) while the other plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Store Manager).

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

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 29, 2017 and July 30, 2016

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of July 29, 2017, the fye segment operated 269 stores totaling approximately 1.5 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. fye stores offer predominantly entertainment products. The etailz segment generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net sales and comparable store net sales: The fye segment measures and reports the rate of change in comparable store net sales. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated/expanded or downsized are excluded from comparable store net sales if the change in square footage is greater than 20%. Closed stores that were open for at least thirteen months are included in comparable stores net sales through the month immediately preceding the month of closing. Stores that are temporarily closed are excluded from the calculation of comparable stores sales for the applicable periods in the year of closure and the subsequent year. Included in comparable store net sales are sales from the fye segment websites. The fye segment further analyzes net sales by product category. The etailz segment measures year over year performance in net sales.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended July 29, 2017
Compared to the Thirteen and Twenty-six Weeks Ended July 30, 2016

Segment Highlights:

etailz results included in the tables below are for the period when etailz was acquired, therefore, etailz results are only included in the thirteen and twenty-six weeks ended July 29, 2017.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total Revenue
fye	$58,958	$64,348	$123,902	$140,078
etailz	43,521	—	80,544	—
Total Company	$102,479	$64,348	$204,446	$140,078

Gross Profit
fye	$25,085	$26,701	$51,995	$57,527
etailz	10,085	—	19,480	—
Total Company	$35,170	$26,701	$71,475	$57,527

Income (Loss) From Operations
fye	$(5,467)	$(4,522)	$(9,853)	$(5,207)
etailz	98	—	(723)	—
Total Company	$(5,369)	$(4,522)	$(10,576)	$(5,207)

Reconciliation of etailz Income (Loss) from Operations to etailz Adjusted Income from Operations
etailz income (loss) fom operations	$98	$—	$(723)	$—
Acquisition related amortization and compensation expenses (1)	646	—	2,526	—
etailz adjusted income from operations (2)	$744	$—	$1,803	$—

(1) Acquisition related expenses for the thirteen weeks ended July 29, 2017 consisted of amortization expense of intangible assets of $965 thousand and compensation expenses of $1,118 thousand net of a $1,437 thousand benefit resulted from a contingent consideration liability adjustment. Acquisition related expenses for the twenty-six weeks ended July 29, 2017 consisted of amortization expense of intangible assets of $1,943 thousand and compensation expenses of $2,020 thousand net of a $1,437 thousand benefit resulted from a contingent consideration liability adjustment.

(2) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%	July 29, 2017	July 30, 2016	$	%
(in thousands)
fye revenue	$58,958	64,348	$(5,390)	-8.4%	$123,902	140,078	$(16,176)	-11.5%
etailz revenue	43,521	—	43,521	n/a	80,544	—	80,544	n/a
Total revenue	$102,479	$64,348	$38,131	59.3%	$204,446	$140,078	$64,368	46.0%

Total revenue increased 59.3% and 46.0% for the thirteen and twenty-six weeks ended July 29, 2017 as compared to the same period last year. The increase was driven by $43.5 million and $80.5 million in revenue for the thirteen and twenty-six weeks ended July 29, 2017 as a result of the acquisition of etailz in October 2016.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change			Twenty-six Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%	Comp Store Net Sales	July 29, 2017	July 30, 2016	$	%	Comp Store Net Sales
(in thousands)
fye net sales	$57,393	63,320	$(5,927)	-9.4%	-3.6%	$121,121	138,088	$(16,967)	-12.3%	-6.7%
Other revenue	1,565	1,028	537	52.2%		2,781	1,990	791	39.7%
Total revenue	$58,958	$64,348	$(5,390)	-8.4%		$123,902	$140,078	$(16,176)	-11.5%

As a % of fye net sales

Lifestyle	37.0%	28.8%			18.5%	34.6%	27.0%			14.0%
Video	30.8%	36.4%			-14.8%	33.1%	38.2%			-16.0%
Music	20.6%	24.7%			-18.6%	21.1%	24.7%			-19.7%
Electronics	11.2%	9.3%			12.7%	10.7%	9.1%			8.6%
Video Games	0.4%	0.8%			-46.9%	0.5%	1.0%			-44.7%

Store Count:						269	290	(21)	-7.2%

Total Square footage						1,497,500	1,672,085	(174,585)	-10.4%

Net sales. Net sales decreased 9.4% and 12.3% during the thirteen weeks and twenty-six weeks ended July 29, 2017 as compared to the same period last year. The decline in net sales resulted from a 7.2% decline in total stores in operation and a 3.6% and 6.7% decline in comparable store net sales for the thirteen and twenty-six weeks ended July 29, 2017.

Lifestyle:

Comparable store net sales in the lifestyle category increased 18.5% and 14.0% during the thirteen and twenty-six weeks ended July 29, 2017. Lifestyle products represented 37.0% and 34.6% of total net sales for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to 28.8% and 27.0% in the comparable periods last year. The Company is focused on identifying, creating and delivering merchandise that differentiates its customer experience and brand.

Media Categories:

Media categories, which consist of Video and Music, continue to experience industry wide declines due to non-physical options. As a result, the fye segment is shifting its product mix to growing categories of entertainment and pop culture related merchandise, which is categorized as Lifestyle.

Video:

Comparable store sales in the video category decreased 14.8% and 16.0% during the thirteen and twenty-six week periods ending July 29, 2017, respectively. The video category represented 30.8% and 33.1% of total net sales for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to 36.4% and 38.2% in the comparable periods last year.

Music:

During the thirteen and twenty-six weeks ended July 29, 2017, music sales in comparable stores decreased 18.6% and 19.7%, respectively, versus the thirteen and twenty-six weeks ended July 30, 2016. The music category represented 20.6% and 21.1% of total net sales for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to 24.7% in both, the thirteen and twenty-six weeks ended July 30, 2016.

Electronics:

Comparable store net sales in the electronics category increased 12.7% and 8.6% during the thirteen and twenty-six weeks ended July 29, 2017, respectively. Electronics net sales represented 11.2% and 10.7% of total net sales for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to 9.3% and 9.1% in the comparable periods last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.6 million and $2.8 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to $1.0 million and $2.0 million in the comparable periods last year.

etailz Segment

etailz reported $43.5 million and $80.5 million sales for the thirteen and twenty-six weeks ended July 29, 2017, respectively. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%	July 29, 2017	July 30, 2016	$	%
(in thousands)
fye gross profit	$25,085	$26,701	$(1,616)	-6.1%	$51,995	$57,527	$(5,532)	-9.6%
etailz gross profit	10,085	—	10,085	n/a	19,480	—	19,480	n/a
Total gross profit	$35,170	$26,701	$8,469	31.7%	$71,475	$57,527	$13,948	24.2%

fye gross profit as a % of fye revenue	42.5%	41.5%			42.0%	41.1%
etailz gross profit as a % of etailz revenue	23.2%	—			24.2%	—
Total gross profit as a % of total revenue	34.3%	41.5%			35.0%	41.1%
22

Gross profit increased 31.7% to $35.2 million for the thirteen weeks ended July 29, 2017 compared to $26.7 million for the thirteen weeks ended July 30, 2016. For the twenty-six weeks ended July 29, 2017, gross profit increased 24.2% to $71.5 compared to $57.5 million for the comparable period last year. The increase in gross profit amount is the result of the acquisition of etailz in October 2016.

fye Segment

Total gross profit as a percentage of total revenue for the thirteen and twenty-six weeks ended July 29, 2017 was 42.5% and 42.0%, respectively, compared to 41.5% and 41.1% for the comparable periods last year. The increase in gross profit percentage is a result of better costing and price management.

etailz Segment

etailz reported gross profit of $10.1 million and $19.5 million for the thirteen and twenty-six weeks ended July 29, 2017. etailz gross profit as a percentage of revenue was 23.2% and 24.2% for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%	July 29, 2017	July 30, 2016	$	%
	(in thousands)				(in thousands)
fye SG&A, excluding depreciation, amortization, and acquistion related compensation expenses	$28,226	$29,600	($1,374)	-4.6%	$57,321	$59,648	($2,327)	-3.9%
As a % of total fye revenue	47.9%	46.0%			46.3%	42.6%

etailz SG&A, excluding depreciation, amortization, and acquistion related compensation expenses	9,291	—	9,291	n/a	17,576	—	17,576	n/a
etailz contingency adjustment, net of acquisition related compensation expenses	(319)	—	(319)	n/a	590	—	590	n/a

Depreciation and amortization	3,341	1,623	1,718	105.9%	6,564	3,086	3,478	112.7%

Total SG&A	$40,539	$31,223	$9,316	29.8%	$82,051	$62,734	$19,317	30.8%

As a % of total revenue	39.6%	48.5%			40.1%	44.8%

SG&A expenses increased $9.3 million and $19.3 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, due to expenses for etailz, acquisition related compensation expenses, and higher depreciation and amortization expenses, offset slightly by lower fye expenses, and a benefit recorded to the Company’s contingent consideration.

fye Segment

SG&A excluding depreciation and acquisition expenses decreased $1.4 million, or 4.6%, and $2.3 million, or 3.9%, for the thirteen and twenty-six weeks ended July 29, 2017, respectively. As a percentage of fye revenue,

SG&A expenses in the fye segment for the thirteen and twenty-six weeks ended July 29, 2017 were 47.9% and 46.3% compared to 46.0% and 42.6% for the same period last year. The increase in the rate was primarily due to the comp sales decline and expenses to support the upgrading of the Company’s digital foundation, including the re-platforming of fye.com.

etailz Segment

etailz reported SG&A, excluding depreciation, amortization, and acquisition related compensation expenses, of $9.3 million and $17.6 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, which primarily includes commission fees and payroll costs.

Depreciation and amortization. Consolidated depreciation and amortization expense increased $1.7 million and $3.5 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively. Amortization of intangibles, as described in Note 5 to the condensed consolidated financial statements, increased $0.9 million and $1.9 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively. Depreciation expense increased $0.8 million and $1.6 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, primarily due to the fye segment’s investments in technology enhancements, new and remodeled stores and the chain wide rollout of new marketplace fixtures to support the fye segment’s shift in merchandising assortment from media categories to its lifestyle category.

Interest Expense. Interest expense was $59 thousand and $115 thousand during the thirteen and twenty-six weeks ended July 29, 2017, respectively. Interest expense consisted primarily of unused commitment fees and the amortization of fees related to the Company’s credit facility. Interest expense during the thirteen and twenty-six weeks ended July 30, 2016 was $172 thousand and $345 thousand, respectively. The reduction in interest expense was due to the amendment of the credit facility as discussed in Note 9 to the condensed consolidated financial statements.

Gain (Loss) on Insurance Proceeds. The gain on insurance proceeds related to the death of the Company’s former Chairman was $8.7 million during the twenty-six weeks ended July 29, 2017, which consisted of $8.8 million gain recorded during the first fiscal quarter of 2017 and a loss of $129 thousand recorded during the second fiscal quarter of 2017.

Other Income. Other income was $43 thousand and $57 thousand during the thirteen and twenty-six weeks ended July 29, 2017, respectively, compared to $86 thousand and $1.0 million for the same periods last year. Other income for the twenty-six weeks ended July 30, 2016 included an $800 thousand gain on the sale of an investment.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets As a result, there were insignificant tax expense amounts recorded during the thirteen and twenty-six weeks ended July 29, 2017.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks ended			Twenty-six Weeks Ended
	July 29,	July 30,		July 29,	July 30,
	2017	2016	Change	2017	2016	Change

Loss before income tax	$(5,514)	$(4,608)	$(906)	$(1,928)	$(4,535)	$2,607
Income tax expense	51	48	3	105	95	10
Net loss	$(5,565)	$(4,656)	$(909)	$(2,033)	$(4,630)	$2,597

For the thirteen weeks ended July 29, 2017, the Company’s net loss increased $0.9 million primarily due to comparable store sales decline and expenses to support the upgrading of the Company’s digital foundation, including the re-platforming of fye.com. For the twenty-six weeks ended July 29, 2017, the Company’s net loss decreased $2.6 million primarily due to the gain recognized from the insurance proceeds collected during the first half of fiscal 2017.

LIQUIDITY

Liquidity and Cash Flows:

In connection with the preparation of the condensed consolidated financial statements, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there did not appear to be evidence of substantial doubt of the entity’s ability to continue as a going concern.

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

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Twenty-six Weeks Ended
	(in thousands)		July 29, 2017	July 30, 2016
	Operating Cash Flows		(20,503)	(16,965)
	Investing Cash Flows		7,595	(6,093)
	Financing Cash Flows		(5,000)	(2,609)

	Capital Expenditures	(1)	(4,166)	(7,693)

	Cash, Cash Equivalents, and Restricted Cash	(2)	26,169	78,644
	Merchandise Inventory		126,687	120,268
	Working Capital		101,054	150,627

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$13,985	$78,644
	Add: restricted cash		12,184	—
	Cash, cash equivalents, and restricted cash		$26,169	$78,644

Cash used from operations was $20.5 for the twenty-six weeks ended July 29, 2017 million primarily due to a net loss of $2.0 million, adding back depreciation and amortization of $6.9 million and non-cash compensation of $1.6 million, less the adjustment to the contingent consideration liability of $1.4 million, the gain on insurance proceeds of $8.7 million, and reductions in accounts payable and deferred revenue of $15.1 million and $2.5 million respectively.

Cash provided by investing activities was $7.6 million for the twenty-six weeks ended July 29, 2017, which consisted of Company owned life insurance and SERP benefits proceeds of $14.3 million, less $4.2 million in capital expenditures, and a $2.6 million investment in a collaborative arrangement.

Cash provided by financing activities was entirely comprised of a $5.0 million payment to the etailz shareholders for the twenty-six weeks ended July 29, 2017, in connection with the amendment to the share purchase agreement.

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

Refer to footnote 9 in the interim condensed consolidated financial statements for further information regarding the Company’s credit facility.

Capital Expenditures. During the thirteen and twenty-six weeks ended July 29, 2017, respectively, the Company made capital expenditures of $1.9 million and $4.2 million. The Company’s planned annual fiscal 2017 capital expenditures is approximately $9.0 million.

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

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: adjusted operating income for the etailz segment and SG&A excluding depreciation, amortization, and acquisition related compensation expenses for each reporting segment. Such items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

The Company calculates etailz adjusted income from operations to evaluate its own operating performance and as an integral part of its planning process. The Company presents etailz adjusted income from operations as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 29, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. The acquisition of etailz was significant to the Company and was consummated effective October 17, 2016. Upon consummation of the acquisition, etailz became a consolidated subsidiary of the Company. The Company intends to take a period of time to fully incorporate the etailz operations that it acquired into its evaluation of internal control over financial reporting.

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

Store Manager Class Actions

Two former Store Managers filed actions alleging claims of entitlement to unpaid compensation for overtime. In one action, the plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Store Manager and Senior Assistant Manager) while the other plaintiff seeks to represent a class of allegedly similarly situated employees who performed the same position (Store Manager).

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
30

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 7, 2017	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

September 7, 2017	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
31