Form 10-Q
period 2017-10-28
TRANS WORLD ENTERTAINMENT CORP
filed 2017-12-07
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $.01 par value,

36,208,844 shares outstanding as of October 28, 2017

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	October 28,	January 28,	October 29,
	2017	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,924	$27,974	$4,708
Restricted cash	1,503	-	-
Merchandise inventory	144,754	126,004	157,827
Prepaid expenses and other assets	13,184	15,356	13,903
Total current assets	163,365	169,334	176,438

Restricted cash	10,731	16,103	16,100
Net fixed assets	43,472	45,097	41,902
Goodwill	39,191	39,191	39,800
Net intangible assets	24,940	27,857	28,737
Other assets	7,247	10,228	10,272
TOTAL ASSETS	$288,946	$307,810	$313,249

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$45,378	$52,307	$61,956
Short-term borrowings	5,000	-	5,936
Accrued expenses and other current liabilities	9,805	9,198	9,116
Deferred revenue	7,231	9,228	7,813
Total current liabilities	67,414	70,733	84,821

Contingent consideration	2,115	8,552	10,381
Other long-term liabilities	29,236	30,589	28,927
TOTAL LIABILITIES	98,765	109,874	124,129

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-

Common stock ($0.01 par value; 200,000,000 shares authorized; 64,255,171, 64,252,671 and 64,252,671 shares issued, respectively)	643	643	643

Additional paid-in capital	340,391	338,075	337,439

Treasury stock at cost (28,138,116, 28,137,283 and 28,137,283 shares, respectively)	(230,144)	(230,144)	(230,144)

Accumulated other comprehensive loss	(788)	(802)	(658)

Retained earnings	80,079	90,164	81,840
TOTAL SHAREHOLDERS’ EQUITY	190,181	197,936	189,120
TOTAL LIABILITIES AND EQUITY	$288,946	$307,810	$313,249

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Net sales	$91,817	$65,039	$293,482	$203,127
Other revenue	1,184	1,242	3,964	3,232
Total revenue	93,001	66,281	297,446	206,359

Cost of sales	61,420	39,409	194,390	121,960
Gross profit	31,581	26,872	103,056	84,399
Selling, general and administrative expenses	40,558	34,680	122,763	97,415
Income from joint venture	(866)	-	(1,038)	-
Loss from operations	(8,111)	(7,808)	(18,669)	(13,016)

Interest expense	83	179	200	523
Other income	(59)	(51)	(8,824)	(1,068)
Loss before income tax expense	(8,135)	(7,936)	(10,045)	(12,471)
Income tax (benefit) expense	(64)	(7,452)	40	(7,358)
Net loss	$(8,071)	$(484)	$(10,085)	$(5,113)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share	$(0.22)	$(0.02)	$(0.28)	$(0.17)
Weighted average number of common shares outstanding – basic and diluted	36,190	31,434	36,181	30,854

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Net loss	$(8,071)	$(484)	$(10,085)	$(5,113)

Amortization of pension costs	(5)	51	(15)	154
Comprehensive loss	$(8,076)	$(433)	$(10,100)	$(4,959)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	As of or for the
	Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016
OPERATING ACTIVITIES:
Net loss	($10,085)	($5,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	7,558	5,436
Amortization of intangible assets	2,917	174
Amortization of lease valuations, net	(12)	-
Deferred tax benefit	-	(7,502)
Long term incentive compensation	2,314	670
Adjustment to contingent consideration	(1,437)	-
Loss on disposal of fixed assets	459	703
Gain on sale of investments	-	(800)
Increase in cash surrender value	(227)	(790)
Gain on insurance proceeds	(8,733)	-
Changes in operating assets and liabilities:
Merchandise inventory	(18,750)	(23,111)
Prepaid expenses and other current assets	2,172	(5,311)
Other assets	(497)	6,359
Accounts payable	(6,929)	5,281
Accrued expenses, deferred revenue and other current liabilities	(1,390)	(8,345)
Other long-term liabilities	(1,307)	2,470
Net cash used in operations	(33,947)	(29,879)

INVESTING ACTIVITIES:
Acquisition of a business	-	(36,600)
Purchases of fixed assets	(6,392)	(16,726)
Proceeds from company owned life insurance and SERP death benefits	14,363	-
Investment in joint venture	(2,575)	-
Proceeds from sale of investments	-	1,600
Purchases of investments	-	(500)
Capital distributions from joint venture	632	-
Net cash provided by (used in) investing activities	6,028	(52,226)

FINANCING ACTIVITIES:
Exercise of long term equity awards	-	39
Payments to shareholders	(5,000)	-
Payments of long term borrowings	-	(4,727)
Proceeds from short term borrowings	5,000	5,936
Purchase of treasury stock	-	(2,646)
Net cash provided by (used in) financing activities	-	(1,398)

Net decrease in cash and cash equivalents	(27,919)	(83,503)
Cash, cash equivalents, and restricted cash, beginning of year	44,077	104,311
Cash, cash equivalents, and restricted cash, end of year	$16,158	$20,808

Supplemental disclosures and non-cash investing and financing activities:

Interest paid	$200	$523

Fair value of assets acquired, including cash acquired	-	93,152
Liabilities assumed	-	(24,256)
Net assets acquired	-	68,896
Less: Contingent consideration not yet paid	-	(10,381)
Less: Fair value of shares issued as consideration	-	(20,415)
Less: Indemnity liability not yet paid	-	(1,500)
Acquisition of a business	$-	$36,600
Issuance of restricted performance based awards / deferred / restricted shares under deferred / restricted stock agreements	-	6,074

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 28, 2017 and October 29, 2016

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of October 28, 2017, the fye segment operated 268 stores totaling approximately 1.5 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and associated earnings and losses in those periods, timing of merchandise inventory purchases and the related terms of those purchases, as well as merchandise inventory returns and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

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

The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 28, 2017 contained in the Company’s Annual Report on Form 10-K filed April 13, 2017. The results of operations for the thirteen and thirty-nine weeks ended October 28, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2018.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2017.

There have been no material changes to the accounting policies applied to our consolidated results and footnote disclosures.

Note 3. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning February 4, 2018. Based upon our preliminary assessment, we do not expect the adoption of this ASU will have a material impact on our consolidated financial statements. The Company has determined that the adoption of this ASU will impact the timing of revenue recognition for gift card breakage. Gift card breakage is currently recognized at the point gift card redemption becomes remote. In accordance with this ASU, the Company will recognize gift card breakage in proportion to the pattern of rights exercised by the customer. Additionally, the Company has assessed and determined that our revenue recognition practices related to our current vendor-direct sales arrangements, for which the Company is the principal and recorded on a gross basis, will remain unchanged upon adoption. Based upon our preliminary assessment of potential impacts to the presentation of our consolidated financial statements primarily related to sales return reserves, our customer loyalty program, and certain other promotional programs, the Company expects to use a modified retrospective approach upon adoption of this ASU during the first quarter of fiscal 2018. The Company is continuing to evaluate the impact of the ASU’s expanded disclosure requirements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 3, 2019, and requires the modified retrospective method of adoption. Early adoption is permitted. The Company is in the process of determining the method and timing of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements. Given the nature of the operating leases for the Company’s home office, distribution center, and stores, the Company expects an increase to the carrying value of its assets and liabilities.

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

Note 4. Acquisition and Investment

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

The Company paid $32.3 million in cash, issued 5.7 million shares of Trans World Entertainment Corporation stock (TWMC Stock) at closing to the shareholders of etailz (the selling shareholders) as consideration for the selling shareholders’ ownership, and paid $4.3 million in cash advances to settle obligations of the selling shareholders. Based on the fair value of $3.56 per share of TWMC Stock on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million would be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6.0 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018 as outlined in the share purchase agreement prior to its amendment as discussed in the following paragraph. In connection with the acquisition, the Company assumed the liability of the selling shareholders for etailz’s employee retention bonus plan, of which $1.9 million was due and payable at closing and funded as part of the cash advances and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting.

During the Company’s second quarter, the share purchase agreement with the selling shareholders of etailz was amended to provide that $11.5 million be released from the earnout escrow account and the $3.1 million remaining in the earnout escrow account may be payable in cash to the selling shareholders in 2019, subject to the achievement by etailz of operating income in excess of $15.5 million during the twenty-four month period ending February 2, 2019. In the event that etailz achieves operating income in excess of $13.5 million, but less than $15.5 million, an earnout of $1.6 million would be payable in 2019. If etailz operating income is below $13.5 million, the $3.1 million escrow would be returned to the Company.

The amount released from escrow was disbursed during the Company’s second quarter as follows: $5.0 million to the Company for future investment to support growth initiatives, $5.0 million to the selling shareholders, and $1.5 million to the Company (to be allocated to increase the maximum amount available under the etailz employee retention bonus plan from $4.2 million to $5.7 million).

During the Company’s second quarter, the Company recorded a $1.4 million benefit related to its contingent consideration liability. The decrease in the value of the contingent consideration liability resulted from the actual financial results of etailz and the amendment of the earnout agreement as described in the paragraph above. This benefit is recorded in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations.

The results of operations of etailz are reported in the Company’s etailz segment and have been included in the consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the thirteen and thirty-nine weeks ended October 29, 2016, presents consolidated information as if the etailz acquisition had occurred on February 1, 2016. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma consolidated financial information for the thirty-nine weeks ended October 29, 2016, combines (i) the Company’s historical statement of operations for the thirty-nine weeks ended October 29, 2016, and (ii) etailz historical statement of income for the period from January 1, 2016 through August 31, 2016 and October 1, 2016 through October 16, 2016. The unaudited pro forma financial information for the thirteen weeks ended October 29, 2016, combines (i) the Company’s historical statement of operations for the thirteen weeks ended October 29, 2016; and (ii) etailz historical statement of income for the period from July 1, 2016 through August 31, 2016 and October 1, 2016 through October 16, 2016. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, and related income tax effects. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2016	October 29, 2016

Pro forma total revenue	$90,655	$287,060
Pro forma net loss	(6,945)	(13,513)

Pro forma basic and diluted loss per share	$(0.19)	$(0.37)

Pro forma weighted average number of common shares outstanding – basic and diluted	36,157	36,257
10

Joint Venture

On April 11, 2017, the Company entered into an agreement with another party for the purpose of acquiring and selling certain retail merchandise. etailz holds a 50% economic interest in the arrangement as of October 28, 2017. The initial cash investment was $2.6 million dollars. During the thirty-nine weeks ended October 28, 2017, the Company received distributions in the amount of $1.7 million from the joint venture, of which $0.7 million was a return of capital and $1.0 million was the Company’s share of joint venture income. The remaining investment of $1.9 million was included in other assets in the interim condensed consolidated balance sheets as of October 28, 2017.

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

We are continuing to amortize certain vendor relationships, technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of October 28, 2017 consisted of the following (in thousands, except weighted-average amortization period):

	October 28, 2017
	Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$2,010	$17,090
Technology	60	6,700	1,403	5,297
Trade names and trademarks	60	3,200	647	2,553
		$29,000	$4,060	$24,940

The changes in net intangibles and goodwill from January 28, 2017 to October 28, 2017 were as follows:

(in thousands)		January 28, 2017	Amortization	October 28, 2017
Amortized intangible assets:
Vendor relationships		$18,522	$1,432	$17,090
Technology		6,302	1,005	5,297
Trade names and trademarks		3,033	480	2,553
Net amortized intangible assets		$27,857	$2,917	$24,940

Unamortized intangible assets:
Goodwill		$39,191	-	$39,191
Total unamortized intangible assets		$39,191	-	$39,191

Estimated amortization expense for the remainder of fiscal 2017 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
( in thousands)
2017	$971
2018	3,890
2019	3,890
2020	3,890
2021	3,325
2022	1,910
Thereafter	7,064
12

Note 6. Depreciation and Amortization

Depreciation and amortization included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of sales	$163	$104	$474	$301
Selling, general and administrative expenses	3,425	2,222	9,989	5,309
Total	$3,588	$2,326	$10,463	$5,610

Note 7. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table. Results for etailz are included in the consolidated results for all periods presented for fiscal 2017. For periods presented for fiscal 2016, results for etailz are included in consolidated results from October 17, 2016 through October 29, 2016.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total Revenue
fye	$52,105	$62,457	$176,006	$202,535
etailz	40,896	3,824	$121,440	$3,824
Total Company	$93,001	$66,281	$297,446	$206,359

Gross Profit
fye	$21,347	$25,932	$73,342	$83,459
etailz	10,234	940	29,714	940
Total Company	$31,581	$26,872	$103,056	$84,399

Loss From Operations
fye	$(7,858)	$(5,083)	$(17,703)	$(10,291)
etailz	(253)	(2,725)	(966)	(2,725)
Total Company	$(8,111)	$(7,808)	$(18,669)	$(13,016)

Total Assets
fye			$186,869	$222,362
etailz			102,077	90,887
Total Company			$288,946	$313,249
13

Note 8. Restricted Cash

As of October 28, 2017 and October 29, 2016, the Company had restricted cash of $12.2 million and $16.1 million, respectively.

In connection with the acquisition of etailz and under the terms of the share purchase agreement, as amended (see Note 4), the Company designated $1.5 million of the restricted cash to be made available to satisfy any indemnification claims within 18 months from the date of acquisition and $3.2 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement, as amended.

In addition, as a result of the death of its former Chairman, the Company received $7.5 million which is held in a rabbi trust and was classified as restricted cash on the accompanying condensed consolidated balance sheet as of October 28, 2017.

A summary of cash, cash equivalents and restricted cash is as follows (in thousands):

	October 28,	January 28,	October 29,
	2017	2017	2016
Cash and cash equivalents	$3,924	$27,974	$4,708
Restricted cash	12,234	16,103	16,100
Total cash, cash equivalents and restricted cash	$16,158	$44,077	$20,808

Note 9. Line of Credit

In January 2017, the Company entered into a $50 million asset based credit facility (“Credit Facility”) which amended the previous credit facility. The availability under the Credit Facility is subject to limitations based on merchandise inventory levels. The principal amount of all outstanding loans under the Credit Facility, together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. The Credit Facility contains a provision to increase availability up to $75 million during October to December of each year, as needed. During the third quarter of fiscal 2017, the Company exercised the right to increase its availability to $60 million subject to the same limitations noted above.

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

As of October 28, 2017, the Company had $5.0 million in outstanding borrowings under the revolving credit facility and $49.0 million was available for borrowing. As of October 29, 2016, the Company had $5.9 million in outstanding borrowings under the revolving credit facility and $53.7 million was available for borrowing. The weighted average interest rate on total, LIBO Rate and Prime Rate, outstanding borrowings for the thirteen week period ended October 28, 2017 and October 29, 2016 was 2.69% and 3.73%, respectively.

Note 10. Stock Based Compensation

As of October 28, 2017, there was approximately $0.9 million of unrecognized compensation cost related to stock awards that is expected to be recognized as expense over a weighted average period of 2.7 years.

As of October 28, 2017, stock awards authorized for issuance under the Company’s current long term equity incentive plans totaled 5.0 million shares. There are certain authorized stock awards for which the Company no longer grants awards. Of these awards authorized for issuance, 2.6 million shares were granted and are outstanding, 1.5 million shares of which were vested and exercisable. Awards available for future grants at October 28, 2017 were 5.0 million shares.

The table below outlines the assumptions that the Company used to estimate the fair value of stock based awards granted during the thirty-nine weeks ended October 28, 2017:

Dividend yield	0%
Expected stock price volatility	40.0%-40.6%
Risk-free interest rate	1.74%-1.83%
Expected award life (in years)	5.64-5.71
Weighted average fair value per share of awards granted during the period	$0.74

The following table summarizes stock award activity during the thirty-nine weeks ended October 28, 2017:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 28, 2017	2,459,564	$3.58	7.3	170,927	$3.87
Granted	620,000	1.84	-	65,000	1.85
Forfeited	(288,750)	3.07	-	-	-
Cancelled	(164,150)	5.43	-	(5,000)	3.53
Exercised	-	-	-	(52,500)	3.50
Balance October 28, 2017	2,626,664	$3.11	7.2	178,427	$3.26

Exercisable October 28, 2017	1,361,164	$3.32	5.8	63,427	$4.50

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of October 28, 2017, the intrinsic value of stock awards outstanding was approximately $1 thousand. All exercisable options had an exercise price below the closing stock price as of October 28, 2017.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. As of October 28, 2017, the Company recognized $2.6 million of compensation cost related to these shares, of which $1.9 million was recorded in fiscal 2017. As of October 28, 2017, there was approximately $3.0 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over the next 15 months.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs (gain) associated with Company’s defined benefit plan for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016.

Note 12. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a limited number of executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirty-nine weeks ended October 28, 2017, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2017.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Service cost	$16	$15	$48	$45
Interest cost	139	137	417	411
Amortization of prior service costs	4	55	12	166
Amortization of net gain(1)	(9)	(4)	(27)	(12)
Net periodic pension cost	$150	$203	$450	$610

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for both, thirteen and thirty-nine weeks ended October 28, 2017, were approximately 2.6 million shares as compared to 1.9 million shares and 1.8 million shares, respectively, for the thirteen and thirty-nine weeks ended October 29, 2016.

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

October 28, 2017 and October 29, 2016

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

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of October 28, 2017, the fye segment operated 268 stores totaling approximately 1.5 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. fye stores offer predominantly entertainment products. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 28, 2017

Compared to the Thirteen and Thirty-nine Weeks Ended October 29, 2016

Segment Highlights:

etailz results included in the tables below are for the period when etailz was acquired, therefore, etailz results are only included in the thirteen and thirty-nine weeks ended October 28, 2017.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total Revenue
fye	$52,105	$62,457	$176,006	$202,535
etailz	40,896	3,824	121,440	3,824
Total Company	$93,001	$66,281	$297,446	$206,359

Gross Profit
fye	$21,347	$25,932	$73,342	$83,459
etailz	10,234	940	29,714	940
Total Company	$31,581	$26,872	$103,056	$84,399

Loss From Operations
fye	$(7,858)	$(5,083)	$(17,703)	$(10,291)
etailz	(253)	(2,725)	(966)	(2,725)
Total Company	$(8,111)	$(7,808)	$(18,669)	$(13,016)

Reconciliation of etailz Loss from Operations to etailz Adjusted Income (Loss) from Operations
etailz loss from operations	$(253)	$(2,725)	$(966)	$(2,725)
Acquisition related transaction expenses	-	2,228	-	2,228
Acquisition related amortization and compensation expenses (1)	2,087	$303	4,613	303
etailz adjusted income (loss) from operations (2)	$1,834	$(194)	$3,647	$(194)

(1) Acquisition related expenses for the thirteen weeks ended October 28, 2017 consisted of amortization expense of intangible assets of $1 million and compensation expense of $1.1 million. Acquisition related expenses for the thirty-nine weeks ended October 28, 2017 consisted of amortization expense of intangible assets of $2.9 million and compensation expense of $3.1million, net of a $1.4 million benefit resulted from a contingent consideration liability adjustment.

(2) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%	October 28, 2017	October 29, 2016	$	%
(in thousands)
fye revenue	$52,105	$62,457	$(10,352)	-16.6%	$176,006	$202,535	$(26,529)	-13.1%
etailz revenue	40,896	3,824	37,072	n/a	121,440	3,824	117,616	n/a
Total revenue	$93,001	$66,281	$26,720	40.3%	$297,446	$206,359	$91,087	44.1%

Total revenue increased 40.3% and 44.1% for the thirteen and thirty-nine weeks ended October 28, 2017 as compared to the same period last year. The increase was driven by $40.9 million and $121.4 million in revenue for the thirteen and thirty-nine weeks ended October 28, 2017 as a result of the acquisition of etailz in October 2016, which offsets the decline in fye revenue.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change			Thirty-nine Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%	Comp Store Net Sales	October 28, 2017	October 29, 2016	$	%	Comp Store Net Sales
(in thousands, except store data)
fye net sales	$50,921	61,215	$(10,294)	-16.8%	-11.0%	$172,042	199,303	$(27,261)	-13.7%	-8.0%
Other revenue	1,184	1,242	(58)	(4.7%)		3,964	3,232	732	22.6%
Total revenue	$52,105	$62,457	$(10,352)	-16.6%		$176,006	$202,535	$(26,529)	-13.1%

As a % of fye net sales

Lifestyle	38.0%	32.3%			0.2%	35.4%	28.6%			9.2%
Video	32.3%	35.2%			-15.4%	32.9%	37.3%			-15.8%
Music	18.9%	21.7%			-23.0%	20.4%	23.8%			-20.6%
Electronics	10.4%	10.1%			-4.3%	10.8%	9.4%			4.3%
Video Games	0.4%	0.7%			-41.0%	0.5%	0.9%			-43.9%

Store Count:						268	294	(26)	-8.8%
Total Square footage (in thousands)						1,491	1,649	(158)	-9.6%

Net sales. Net sales decreased 16.8% and 13.7% during the thirteen weeks and thirty-nine weeks ended October 28, 2017, respectively, as compared to the same period last year. The decline in net sales resulted from an 8.8% decline in total stores in operation for the thirty-nine weeks ended October 28, 2017 as compared to the same period last year, and an 11.0% and 8.0% decline in comparable store net sales for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

Lifestyle:

Comparable store net sales in the lifestyle (trend) category increased 0.2% during the thirteen weeks ended October 28, 2017. During the thirty-nine weeks ended October 28, 2017, lifestyle category increased 9.2%. Lifestyle products represented 38.0% and 35.4% of total net sales for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to 32.3% and 28.6% in the comparable periods last year. The Company is focused on identifying, creating and delivering merchandise that differentiates its customer experience and brand with unique and engaging products.

Media Categories:

Media categories, which consist of Video and Music, continue to experience industry wide declines due to non-physical options. As a result, the fye segment is shifting its product mix to growing categories of entertainment and pop culture related merchandise, which is categorized as Lifestyle.

Video:

Comparable store sales in the video category decreased 15.4% and 15.8% during the thirteen and thirty-nine week periods ended October 28, 2017, respectively. The video category represented 32.3% and 32.9% of total net sales for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to 35.2% and 37.3% in the comparable periods last year.

Music:

During the thirteen and thirty-nine weeks ended October 28, 2017, music sales in comparable stores decreased 23.0% and 20.6%, respectively, versus the thirteen and thirty-nine weeks ended October 29, 2016. The music category represented 18.9% and 20.4% of total net sales for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to 21.7% and 23.8% for the thirteen and thirty-nine weeks ended October 29, 2016.

Electronics:

Comparable store net sales in the electronics category decreased 4.3% and increased 4.3% during the thirteen and thirty-nine weeks ended October 28, 2017, respectively due to lower average retail prices. Electronics net sales represented 10.4% and 10.8% of total net sales for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to 10.1% and 9.4% in the comparable periods last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.2 million and $4.0 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to $1.2 million and $3.2 million in the comparable periods last year.

etailz Segment

etailz reported $40.9 million and $121.4 million sales for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s gross profit:

	Thirteen Weeks ended				Thirty-nine Weeks Ended
			Change				Change
	October 28, 2017	October 29, 2016	$	%	October 28, 2017	October 29, 2016	$	%
	(in thousands)				(in thousands)
fye gross profit	$21,347	$25,932	($4,585)	-17.7%	$73,342	$83,459	($10,117)	-12.1%
etailz gross profit	10,234	940	$9,294	n/a	29,714	940	$28,774	n/a
Total gross profit	$31,581	$26,872	$4,709	17.5%	$103,056	$84,399	$18,657	22.1%
fye gross profit as a % of fye revenue	41.0%	41.5%			41.7%	41.2%
etailz gross profit as a % of etailz revenue	25.0%	24.6%			24.5%	24.6%
Total gross profit as a % of total revenue	34.0%	40.5%			34.6%	40.9%

Gross profit increased 17.5% to $31.6 million for the thirteen weeks ended October 28, 2017 compared to $26.9 million for the thirteen weeks ended October 29, 2016. For the thirty-nine weeks ended October 28, 2017, gross profit increased 22.1% to $103.1 compared to $84.4 million for the comparable period last year. The increase in gross profit is primarily the result of the acquisition of etailz in October 2016, which offset the decline in fye gross profit.

fye Segment

Total gross profit as a percentage of total revenue for the thirteen and thirty-nine weeks ended October 28, 2017 was 41.0% and 41.7%, respectively, compared to 41.5% and 41.2% for the comparable periods last year.

etailz Segment

etailz reported gross profit of $10.2 million and $29.7 million for the thirteen and thirty-nine weeks ended October 28, 2017. etailz gross profit as a percentage of revenue was 25.0% and 24.5% for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks ended				Thirty-nine Weeks Ended
			Change				Change
	October 28, 2017	October 29, 2016	$	%	October 28, 2017	October 29, 2016	$	%
	(in thousands)				(in thousands)
fye SG&A, excluding depreciation, amortization, and acquistion related transaction costs	$26,790	$28,968	$(2,178)	-7.5%	$84,102	$88,616	($4,514)	-5.1%
As a % of total FYE revenue	51.4%	46.4%		5.0%	47.8%	43.8%		4.0%

etailz SG&A, excluding depreciation, amortization, and acquistion related compensation expenses	9,225	959	8,266	n/a	26,964	959	26,005	n/a
etailz acquisition related compensation expenses, net of a contingency adjustment	1,118	303	815	n/a	1,708	303	1,405	n/a

Depreciation and amortization	3,425	2,222	1,203	54.1%	9,989	5,309	4,680	88.2%
etailz acquisition related transaction costs	-	2,228	(2,228)	n/a	-	2,228	(2,228)	n/a

Total SG&A	$40,558	$34,680	$5,878	16.9%	$122,763	$97,415	$25,348	26.0%

As a % of total revenue	43.6%	52.3%			41.3%	47.2%

SG&A expenses increased $5.9 million for the thirteen weeks ended October 28, 2017 due to expenses for etailz, acquisition related compensation expenses, and higher depreciation and amortization expenses, offset slightly by lower fye expenses. SG&A expenses increased $25.3 million for the thirty-nine weeks ended October 28, 2017 due to expenses for etailz, acquisition related compensation expenses, and higher depreciation and amortization expenses, offset slightly by lower fye expenses, and a benefit recorded to the Company’s contingent consideration.

fye Segment

SG&A excluding depreciation, amortization, and acquisition related transaction costs decreased $2.2 million, or 7.5%, and $4.5 million, or 5.1%, for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. As a percentage of fye revenue, SG&A expenses, excluding depreciation, amortization, and acquisition related transaction costs for the thirteen and thirty-nine weeks ended October 28, 2017 were 51.4% and 47.8% compared to 46.4% and 43.8% for the same period last year. The increase in the rate was primarily due to the comp sales decline and expenses to support the upgrading of the Company’s digital and data capability, including the re-platforming of fye.com.

etailz Segment

etailz reported SG&A, excluding depreciation, amortization, and acquisition related compensation expenses, of $9.2 million and $27.0 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, which primarily includes commission fees and payroll costs.

Depreciation and Amortization. Consolidated depreciation and amortization expense increased $1.2 million and $4.7 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. Amortization of intangibles, as described in Note 5 to the condensed consolidated financial statements, increased $0.8 million and $2.8 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. Depreciation expense increased $0.4 million and $1.9 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, primarily due to the fye segment’s investments in technology enhancements, new and remodeled stores and the chain wide rollout of new marketplace fixtures to support the fye segment’s shift in merchandising assortment from media categories to its lifestyle category.

Income from Joint Venture. etailz segment is a party to a Joint Venture Agreement as described in Note 4 to the Company’s condensed consolidated financial statements. Income from the joint venture was $866 thousand and $1,038 thousand for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

Interest Expense. Interest expense was $83 thousand and $200 thousand during the thirteen and thirty-nine weeks ended October 28, 2017, respectively. Interest expense consisted primarily of unused commitment fees and the amortization of fees related to the Company’s credit facility. Interest expense during the thirteen and thirty-nine weeks ended October 29, 2016 was $179 thousand and $523 thousand, respectively. The reduction in interest expense was due to lower commitment fees and lower interest rates resulted from the amendment of the credit facility as discussed in Note 9 to the interim condensed consolidated financial statements.

Gain (Loss) on Insurance Proceeds. The gain on insurance proceeds related to the death of the Company’s former Chairman was $8.7 million during the thirty-nine weeks ended October 28, 2017, which consisted of an $8.8 million gain recorded during the first fiscal quarter of 2017 and a loss of $129 thousand recorded during the second fiscal quarter of 2017.

Other Income. Other income was $59 thousand and $91 thousand during the thirteen and thirty-nine weeks ended October 28, 2017, respectively, compared to $51 thousand and $1.1 million for the same periods last year. Other income for the thirty-nine weeks ended October 29, 2016 included an $800 thousand gain on the sale of an investment.

Income Tax Expense. During the third quarter of fiscal 2016, in connection with the acquisition of etailz, the Company recognized a tax benefit of $7.5 million related to the reduction of its valuation allowance equivalent to the net deferred tax liabilities recorded on the etailz opening balance sheet.  In assessing the realizability of the net deferred tax assets at the time of the acquisition of etailz, management considered whether it is more likely than not that some portion or all of the remaining deferred tax assets will not be realizable. Management considered the scheduled reversal of taxable temporary differences, projected future taxable income when combining Trans World Entertainment projected income or loss with etailz projected income or loss, and tax planning strategies when making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets net of the deferred tax liabilities recorded in connection with the etailz acquisition. As a result, there were insignificant tax expense (benefit) amounts recorded during the thirteen and thirty-nine weeks ended October 28, 2017.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
			Change			Change
	October 28, 2017	October 29, 2016	$	October 28, 2017	October 29, 2016	$
	(in thousands)			(in thousands)
Loss before income tax	$(8,135)	$(7,936)	$(199)	$(10,045)	$(12,471)	$2,426
Income tax expense (benefit)	(64)	(7,452)	7,388	40	(7,358)	7,398
Net loss	$(8,071)	$(484)	$(7,587)	$(10,085)	$(5,113)	$(4,972)

For the thirteen and thirty-nine weeks ended October 28, 2017, the Company’s net loss increased $7.6 million and $5.0 million, respectively. The increase in net loss was primarily due to the income tax benefit recorded in the third quarter of 2016.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed in Note 9 to the Company’s interim condensed consolidated financial statements.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirty-nine Weeks Ended		Change
	(in thousands)		October 28, 2017	October 29, 2016	$
	Operating Cash Flows		(33,947)	(29,879)	(4,068)
	Investing Cash Flows		6,028	(52,226)	58,254
	Financing Cash Flows		-	(1,398)	1,398

	Capital Expenditures	(1)	(6,392)	(16,726)	10,334
	Purchases of business, net of cash acquired	(1)	-	(36,600)	36,600
	Cash, Cash Equivalents, and Restricted Cash	(2)	16,158	20,808	(4,650)
	Merchandise Inventory		144,754	157,827	(13,073)
	Working Capital		95,951	91,617	4,334

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$3,924	$4,708	$(784)
	Add: restricted cash		12,234	16,100	(3,866)
	Cash, cash equivalents, and restricted cash		$16,158	$20,808	$(4,650)

Cash used in operations was $34.0 million for the thirty-nine weeks ended October 28, 2017 primarily due to a net loss of $10.1 million, adding back depreciation and amortization of $10.5 million and non-cash compensation of $2.3 million, less seasonable increase in merchandise inventory of $18.7 million, the adjustment to the contingent consideration liability of $1.4 million, the gain on insurance proceeds of $8.7 million, and reductions in accounts payable and deferred revenue of $6.9 million and $2.9 million respectively.

Cash provided by investing activities was $6.0 million for the thirty-nine weeks ended October 28, 2017, which consisted of Company owned life insurance and SERP benefits proceeds of $14.4 million, less $6.4 million in capital expenditures, and a $2.6 million investment in a joint venture.

Cash provided by financing activities was comprised of $5.0 million proceeds from short-term borrowings. Cash used in financing activities was comprised of $5.0 million payment to the etailz shareholders in connection with the amendment to the share purchase agreement.

In January 2017, the Company entered into a $50 million asset based credit facility (“Credit Facility”) which amended the previous credit facility. The availability under the Credit Facility is subject to limitations based on inventory levels. The principal amount of all outstanding loans under the Credit Facility, together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. The Credit Facility contains a provision to increase availability to $75 million during October to December of each year, as needed. During the third quarter of fiscal 2017, the Company exercised the right to increase its borrowing base to $60 million, subject to the same limitations noted above.

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

Capital Expenditures. During the thirteen and thirty-nine weeks ended October 28, 2017, the Company made capital expenditures of $2.2 million and $6.4 million, respectively. The Company’s planned annual fiscal 2017 capital expenditures is approximately $8.0 million.

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

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: adjusted operating income for the etailz segment and SG&A excluding depreciation, amortization, and acquisition related transaction and compensation expenses for each reporting segment. A non-GAAP measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for operating earnings, net earnings from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. Non-GAAP items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

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

The Company calculates SG&A, excluding depreciation, amortization, and acquisition related compensation expenses to evaluate its own operating performance and as an integral part of its planning process. The Company presents SG&A, excluding depreciation, amortization, and acquisition related compensation expenses as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

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

Item 4 – Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 28, 2017, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b)      Changes in internal controls.   The acquisition of etailz was significant to the Company and was consummated effective October 17, 2016. Upon consummation of the acquisition, etailz became a consolidated subsidiary of the Company. As of October 28, 2017 etailz operations are fully incorporated within the Company, including internal controls over financial reporting.

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

TRANS WORLD ENTERTAINMENT CORPORATION

December 7, 2017	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

December 7, 2017	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
32