Form 10-K
period 2018-02-03
TRANS WORLD ENTERTAINMENT CORP
filed 2018-05-04
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Act).

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

As of July 29, 2017, 36,117,055 shares of the Registrant’s Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on July 29, 2017 as reported on the Global tier of The NASDAQ Stock Market, Inc. was $41,490,946, Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 40% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 29, 2018, there were 36,148,570 shares of Common Stock issued and outstanding.

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s June 27, 2018 Annual Meeting of Shareholders to be filed on or about May 30, 2018	III
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

•	new product introductions;
•	continued and accelerated declines in compact disc (“CD”) and home video industry sales;
•	highly competitive nature of the retail entertainment business;
•	new technology, including digital distribution and media streaming;
•	competitive pricing;
•	current economic conditions and changes in mall traffic;
•	dependence on key employees, the ability to hire new employees and pay competitive wages;
•	the Company’s level of debt and related restrictions and limitations;
•	future cash flows;
•	availability of real estate;
•	vendor terms;
•	interest rate fluctuations;
•	access to third party digital marketplaces

•	adverse publicity;
•	product liability claims;
•	changes in laws and regulations;
•	breach of data security;
•	increase in Amazon fees and
•	the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K

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
3

•	the reported amounts and classification of assets and liabilities, and
•	the disclosure of contingent assets and liabilities.

Actual results may vary from our estimates and assumptions. These estimates and assumptions are based on historical results, assumptions that we make, as well as assumptions by third parties.

Item 1. BUSINESS

Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding Common Stock of Record Town, Inc. and etailz, Inc. See below for additional information.

Our Reportable Segments

We operate our business in two segments:

For Your Entertainment Segment (“fye”)

The Company’s fye segment operates retail stores and two e-commerce sites and is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States.

Stores and Store Concepts

As of February 3, 2018, the fye segment operated 260 stores totaling approximately 1.4 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands predominantly under the For Your Entertainment brand.

Mall stores. The Company operated 231 traditional mall-based stores as of February 3, 2018. Mall stores average about 5,200 square feet and carry a full complement of entertainment products, including trend, video, music, electronics, and related products.

Video only stores. The Company operated 6 video only stores as of February 3, 2018, predominately under the Suncoast Motion Pictures brand. These stores specialize in the sale of video and related product. They average about 2,500 square feet.

Freestanding Stores. The Company operated 23 freestanding stores predominantly under the fye brand. They carry a full complement of entertainment products, including trend, video, music, electronics, and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 10,300 square feet.

Retail Web Sites

The fye segment operates two retail web sites including www.fye.com and www.secondspin.com. fye.com is our flagship site and carries entertainment products, including trend, video, music, electronics and related products.  SecondSpin.com is a leading seller of used CDs, DVDs, Blu-Ray and video games online and carries one of the largest catalogs of used media available online.

etailz Segment (“etailz”)

etailz is the innovating and leading online marketplace retail expert. etailz uses a data driven approach to digital marketplace retailing utilizing proprietary software and e-commerce insight to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.

etailz Retail Partnerships

Fulfilled by Amazon Global. etailz is a leading Amazon marketplace retailer that partners with brands and employs advanced technology and strategies to grow sales both domestically and internationally.

Additional Marketplace Opportunities. etailz partners with brands to expand their brand on eBay, Jet and Walmart.

Drop Ship. Drop ship arrangements allow etailz to offer partners’ entire catalog across marketplaces, expanding their brand presence and capturing additional sales.

Merchandise Categories

fye Segment

Net sales by merchandise category as a percentage of total net sales for fiscal 2017, 2016 and 2015 were as follows:

		2017	2016	2015

Trend		37.3%	32.0%	22.2%
Video	(1)	30.9	34.9	41.9
Music		19.3	21.9	25.1
Electronics		12.5	11.2	10.8
Total		100.0%	100.0%	100.0%

(1)	Includes Video Games category, which represents 0.5% of fye fiscal 2017 net sales. Fiscal 2016 and fiscal 2015 percentages have been adjusted to include this immaterial reclassification.

etailz Segment

etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Approximately 60% of total etailz revenue was generated by four major categories: health & personal care; home/kitchen/grocery; tools/office/outdoor; and baby.

Business Environment

fye Segment

Video and music accounted for approximately 50% of the segment’s net sales in fiscal 2017 versus approximately 57% of net sales in fiscal 2016. Physical media sales have suffered from the shift of content to digital distribution, media streaming and online retailers that offer entertainment products to consumers and collectively have gained a larger share of the market.

According to statistical information from Billboard Bulletin, total albums sold, including CDs and digital albums, decreased 17.7% to approximately 169 million units in 2017.

According to the Digital Entertainment Group’s year-end report, total video sales in the United States declined 14% in 2017.

etailz Segment

The Company’s etailz segment operates as a third party e-commerce market place (“Digital Marketplace”) reseller. Digital Marketplaces are e-commerce platforms where online retailers enable third party sellers access to their website and customer base to sell various merchandise. Digital marketplaces allow consumers to shop from a variety of merchants in one place and have become an integral part of many e-commerce sellers’ businesses, including Amazon.com, Walmart/Jet.com and ebay.

e-commerce sales are growing faster than physical store sales. According to the U.S. Census Bureau, total estimated e-commerce sales for 2018 are projected at $461.6 billion, an increase of 13% from 2017, while e-commerce sales in 2017 accounted for 9% of total retail sales as compared to 8% of total retail sales for 2016.

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

We compete with Walmart, Inc.; Target Corporation; Amazon.com, Inc. (“Amazon”); and Best Buy Co., Inc., among others.

The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Diversified product mix: the Company is expanding the range of product offerings in our non-media businesses. As a result, the non-media categories contribution to total sales increased to 50% in fiscal 2017 as compared to 43% in fiscal 2016;
▪	Customer service: the Company offers personalized customer service in its stores guided by a commitment to approach every customer with gratitude, humility and respect;
▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products;
▪	Marketing: the Company utilizes in-store visual displays, live events and digital marketing strategy that leverages email marketing, keyword buys, search engine optimization, social media, and display advertising.

etailz Segment

etailz competes with other third-party marketplace sellers using a data driven approach to digital marketplace retailing utilizing proprietary software and e-commerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.  In the past 12 months, etailz sold over 34,000 SKUs from over 2,300 suppliers in numerous product categories, primarily through the Amazon Marketplace. etailz generates $10.7 million, or 6% of its revenue from foreign marketplaces operated by Amazon.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2017, fourth quarter revenue accounted for approximately 33% of annual total revenue. In anticipation of increased sales activity in the fourth quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staffs. If, for any reason, the Company’s net sales were below seasonal norms during the fourth quarter, the Company’s operating results could be adversely affected. During fiscal 2017, fye comparable store sales declined 10% and adversely affected annual results. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

Advertising

fye Segment

The Company makes use of visual displays including in-store signage and external banners. The Company employs a marketing strategy including email blasts and social networking. Certain vendors from whom the Company purchases merchandise offer advertising allowances, of varying duration and amount, to promote their merchandise.

etailz Segment

etailz utilizes social media and content marketing to strengthen its visibility within the industry and locally. The segment’s Facebook, Instagram, LinkedIn, Pinterest, and Twitter accounts have a strong and engaged following. etailz public relations efforts consist of press releases, articles in industry publications, and articles on our website. In addition, etailz hosts conferences for its partners which strengthens its presence within the industry and establishes etailz as a leader in online marketplace retail.

Within in its marketing division, etailz offers advertising services to its partners including social media ads, influencer campaigns, and marketplace advertising.

Suppliers and Purchasing

fye Segment

The fye segment purchases inventory from approximately 350 suppliers. In fiscal 2017, 47% of fye purchases were made from ten suppliers including Universal Studio Home Entertainment, AEC - Paramount Video, Buena Vista Home Video, SONY Music, SONY Pictures, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC, and Warner Home Video.

etailz Segment

During fiscal 2017, etailz sold over 34,000 SKUs from over 2,300 suppliers in numerous product categories, primarily through the Amazon Marketplace. In fiscal 2017, no individual supplier exceeded 10% of etailz revenue.

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

As of February 3, 2018, the Company employed approximately 2,600 people, of whom approximately 1,200 were employed on a full-time basis. Others were employed on a part-time basis. The fye segment had approximately 1,000 full-time employees and approximately 1,400 part-time employees. The etailz segment had approximately 200 full-time and 30 part-time employees. The fye segment hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in-stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

Trademarks

The trademarks, for your entertainment (fye), etailz, and Suncoast Motion Pictures are registered with the U.S. Patent and Trademark Office and are owned by the Company. We believe that our rights to these trademarks are adequately protected. We hold no material patents, licenses, franchises or concessions; however, our established trademarks and trade names are essential to maintaining our competitive position in the entertainment retail industry.

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

To support most operations, the Company uses a large-scale computing environment with a state-of-the-art storage area network, a wired and wireless corporate network installed at regional headquarters, and a secure virtual private network to access and provide services to computing assets located in stores, distribution centers and satellite offices, and to the mobile workforce.

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

etailz segment

etailz has a data driven approach to digital marketplace retail utilizing proprietary software. Using data collected from the marketplaces, optimal inventory thresholds and purchasing trends are calculated within their advanced inventory management software developed in-house. etailz also has proprietary software related to pricing, marketing, and marketplace seller information.  To support most operations, etailz uses cloud computing services and a secure network to provide computing services.

Business Combinations

etailz Acquisition

On October 17, 2016, the Company completed the purchase of all of the issued and outstanding shares of etailz. The acquisition of etailz is part of our strategy to diversify our business into the fastest growing segment of retail: the Digital Marketplace. The Company plans to access the relationships, operational expertise, and infrastructure built by etailz to help unlock the full potential of etailz and to accelerate our progress towards being the industry leader for digital marketplace sales and expertise.

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

During the Company’s second quarter of fiscal 2017, the share purchase agreement with the selling shareholders of etailz was amended to provide that $11.5 million be released from the earnout escrow account and the $3.1 million remaining in the earnout escrow account may be payable in cash to the selling shareholders in 2019, subject to the achievement by etailz of operating income in excess of $15.5 million during the twenty-four month period ending February 2, 2019. In the event that etailz achieves operating income in excess of $13.5 million, but less than $15.5 million, an earnout of $1.6 million would be payable in 2019. If etailz operating income is below $13.5 million, the $3.1 million escrow would be returned to the Company.

The amount released from the earnout escrow was disbursed during the Company’s second quarter of fiscal 2017 as follows: $5.0 million to the Company for future investment to support growth initiatives, $5.0 million to the selling shareholders, and $1.5 million to the Company (to be allocated to increase the maximum amount available under the etailz employee bonus plan from $4.2 million to $5.7 million).

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

The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

($ in thousands)
October 17, 2016
Assets (Liabilities) Acquired
Accounts receivable	$1,533
Prepaid expenses and other current assets	5,896
Inventory	14,608
Property and equipment, net	663
Other long term-assets	12
Acquired intangible assets:
Trade names	3,200
Technology	6,700
Vendor relationships	19,100
Unfavorable lease valuation	(53)
Goodwill	39,191
Total assets acquired	$90,850
Liabilities Assumed
Accounts payable	$4,888
Debt	4,729
Other current liabilities	5,349
Deferred taxes	6,988
Total liabilities assumed	$21,954
Net assets acquired	$68,896

The amount of goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and for the knowledge and expertise of, and established presence in, the digital marketplace, which do not qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of etailz is not deductible for tax purposes. There were no adjustments from preliminary purchase price accounting to final.

The results of operations of etailz are reported in the Company’s etailz segment and have been included in the consolidated results of operations of the Company from the date of acquisition, October 17, 2016.

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ National Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The fiscal 2017 (“fiscal 2017”) year ended on February 3, 2018; fiscal 2016 (“fiscal 2016”) year ended January 28, 2017; and fiscal 2015 (“fiscal 2015”) year ended on January 30, 2016. Fiscal 2017 consisted of 53 weeks. All other periods presented were 52 weeks.

Item 1A. RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

Risks Related to Our Business and Industry

The Company’s results of operations are affected by the continued declines in the physical video and music industries.

Physical media sales have suffered from the shift of content to digital distribution, streaming and online retailers that offer entertainment products at discounted prices and collectively have gained a larger share of the market. Physical video and music represent approximately 50% of sales and have been impacted by new distribution channels, including digital distribution, streaming and internet fulfillment. As a result, the Company has had negative comparable store sales for all periods presented.

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

The entertainment industry is characterized by changing technology, evolving format standards, and new and enhanced product introductions. These characteristics require the Company to respond quickly to technological changes and understand the impact of these changes on customers’ preferences. If the Company is unable to participate in new product or distribution technologies, its results of operations may suffer. Specifically, CD and DVD formats have experienced a continuous decline as digital forms of music and video content have become more prevalent. If the Company does not timely adapt to these changing technologies and sufficiently shift to other merchandise categories, operating results could significantly suffer.

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

The Company competes with a wide variety of entertainment retailers, including mass merchandisers, consumer electronics outlets, internet retailers and independent operators, some of whom have greater financial and other resources than the Company and frequently sell their product at discounted prices or with added value.

In addition, the Company’s success depends on our ability to positively differentiate ourselves from other retailers. The retail business is highly competitive. In the past, the Company has been able to compete by differentiating our customer shopping experience, by creating an attractive value proposition through a careful combination of price, merchandise assortment, convenience, customer service and marketing efforts. Customer perceptions regarding our stores, our in-stock position and deep assortment of product are also factors in our ability to compete. No single competitive factor is dominant, and actions by our competitors on any of these factors could have an adverse effect on our sales, gross profit and expenses. If we fail to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

The ability to attract customers to our stores depends heavily on the success of the shopping malls in which many of our stores are located; any decrease in consumer traffic in those malls could adversely affect the Company’s results of operations.

In order to generate customer traffic, we depend heavily on locating many of our stores in prominent locations within shopping malls. Sales at these stores are derived from the volume of traffic in those malls. Our stores benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of our stores. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from e-commerce retailers, non-mall retailers and other malls, increases in gasoline prices, fluctuations in exchange rates in border or tourism-oriented locations and the closing or decline in popularity of other stores in the malls in which we are located. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Historically, in the fye segment, we have experienced declines and we may continue to experience fluctuation in our level of sales, results from operations and operating cash flow.

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins. These factors include general, regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. fye’s comparable store sales may decline further than they did in fiscal 2017. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part to the holiday selling season. The fourth quarter generated approximately 33% of our total revenue for fiscal 2017. Any decrease in our fourth quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. During 2017, the Company opened 1 new store and closed 25 stores with expiring leases. Likewise, the Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

Approximately 47% of fye segment’s purchases come from ten major suppliers and less than 20% of total etailz segment revenue is generated from products purchased from its ten major suppliers. As is standard in its industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases on an order-by-order basis. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it could have an adverse effect on the Company’s results of operations.

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

The protection of our customer, employee and business data is critical to us. Our business, like that of most retailers, involves the receipt and transmission of customers’ personal information, consumer preferences and transmission of the payment card information, as well as confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

The Company’s business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining units are negotiated or imposed, minimum wage requirements, health care mandates, and changes in overtime regulations.

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

We operate a distribution center in Albany, New York. We ship approximately 77% of our fye segment merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including weather, fire, labor, or other issues we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the distribution center.

We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

We may face difficulties in meeting our labor needs to effectively operate our business.

We are heavily dependent upon our labor workforce in the geographic areas where we conduct our business.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  We also face other risks in meeting our labor needs, including competition for qualified personnel and overall unemployment levels.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care.

Labor is one of the primary components in the cost of operating our business.  Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, health care, or other employee benefits costs may adversely impact our operating expenses.  A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses.  Furthermore, inconsistent increases in state and or city minimum wage requirements limit our ability to increase prices across all markets and channels.  Additionally, we are self-insured with respect to our health care coverage in the U.S.

and do not purchase third party insurance for the health insurance benefits provided to employees with the exception of pre-defined stop loss coverage, which helps limit the cost of large claims.  There is no assurance that future health care legislation will not adversely impact our results or operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  We may incur losses relating to these claims, and in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims that could adversely affect our results of operations.  For a description of current legal proceedings, see “Part I, Item 3, Legal Proceedings.”

Certain of our strategies, including product innovations and expanding our exclusive offerings, may present greater risks.

We are continuously assessing opportunities to improve store productivity and complementary products and services related to our core business, including product innovations and exclusive offerings. We may expend both capital and personnel resources on such business opportunities which may or may not be successful. There can be no assurance that we will be able to develop product innovations and exclusive offerings to a point where they will become profitable or generate positive cash flow.

We could incur losses due to impairment on long-lived assets, goodwill and intangible assets.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets.

Under generally accepted accounting principles, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill is not amortized but is evaluated annually for impairment. A more frequent evaluation is performed if events or circumstances indicate that an impairment could have occurred. In fiscal 2017, we recorded $29 million of asset impairment charges related to the long lived assets of the fye segment. In the future, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of our long-lived assets may result in additional impairments to our goodwill, intangible assets and other long-lived assets. Any reduction in or impairment of the value of goodwill or intangible assets will result in a charge against earnings, which could have a material adverse impact on our reported results of operations and financial condition.

The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.

Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

The terms of our asset-based revolving credit agreement impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions, which could have a significant adverse impact on our business.  Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.

We maintain an asset-based revolving credit agreement with Wells Fargo Bank, N.A., which provides for a senior secured revolving credit facility (“ABL Facility”) of up to $75 million. The ABL Facility contains various representations, warranties and restrictive covenants that, among other things and subject to specified circumstances and exceptions, restrict our ability to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock, make prepayments on other indebtedness, engage in mergers, dispose of certain assets or change the nature of their business. In addition, excess availability equal to at least 10% of the loan cap must be maintained under the ABL Facility. The ABL Facility does not otherwise contain financial maintenance covenants. These restrictions could (1) limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and (2) adversely affect our ability to finance our operations, strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest.

The ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control. Additionally, we cannot be assured that our borrowing relationship with our lenders will continue or that our lenders will remain able to support their commitments to us in the future.  If our lenders fail to do so, then we may not be able to secure alternative financing on commercially reasonable terms, or at all.

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

The Robert J. Higgins TWMC Trust owns approximately 39.5% of the outstanding Common Stock and there are no limitations on the Trust acquiring shares in the future.  Accordingly, the trustees have significant influence over the election of our directors, the appointment of new management and the approval of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of the Trust may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company. W. Michael Reickert, a member of the Board of Directors of the Company, is a trustee of the Trust.

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

In addition, an active trading market for our Common Stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market has been highly volatile. For example, the closing price of our Common Stock at quarter ends has fluctuated between $1.25 and $2.90 from January 30, 2017 to March 29, 2018. Investors in our Common Stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

The declaration of dividend payments or the repurchase of our Common Stock pursuant to our share repurchase program may not continue.

Our dividend policy and share repurchase program may be affected by, among other items, business conditions, changes in our business strategy, our views on potential future capital requirements, the terms of our debt instruments, legal risks, changes in federal income tax law and challenges to our business model. Our dividend policy may change from time to time and we may or may not continue to declare discretionary dividend payments. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. Additionally, although we have a share repurchase program authorized by our Board of Directors, we are not obligated to make any purchases under the program and we may discontinue it at any time. During fiscal 2017, we did not make any share repurchases under the aforementioned program an may not resume making purchases in the future.

The failure to maintain a minimum closing share price of $1.00 per share of our Common Stock could result in the delisting of our shares on the NASDAQ Global Market, which would harm the market price of the Company’s Common Stock.

In order to retain our listing on the NASDAQ Global Market we are required by NASDAQ to maintain a minimum bid price of $1.00 per share. Our stock price is currently above $1.00. However, in the event that our stock did close below the minimum bid price of $1.00 per share for any 30 consecutive business days, we would regain compliance if our Common Stock closed at or above $1.00 per share for 10 consecutive days during the 180 days immediately following failure to maintain the minimum bid price. If we are unable to do so, our stock could be delisted from the NASDAQ Global Market, transferred to a listing on the NASDAQ Capital Market, or delisted from the NASDAQ markets altogether. The failure to maintain our listing on the NASDAQ Global Market could harm the liquidity of the Company’s Common Stock and could have an adverse effect on the market price of our Common Stock. Our stock price traded below $1.00 on April 6th, 2018, however, the closing price of our stock has remained at or above $1.00 since April 6th, 2018.

The limited public float and trading volume for our Common Stock may have an adverse impact and cause significant fluctuation of market price.

Historically, ownership of a significant portion of our outstanding shares of Common Stock has been concentrated in a small number of stockholders. Consequently, our Common Stock has a relatively small float and low average daily trading volume, which could affect a stockholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our Common Stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a stockholder to liquidate.

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of February 3, 2018, the fye segment leased and operated 260 stores some of which have renewal options. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the fiscal years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2018	197	2022	5

2019	11	2023	3

2020	16	2024 and beyond	3

2021	25

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facilities

As of February 3, 2018, we leased the following office and distribution facilities:

Location	Square Footage	Owned or Leased	Use
fye
Albany, NY	39,800	Leased	Office administration
Albany, NY	141,500	Leased	Distribution center

etailz
Spokane, WA	8,300	Leased	Office administration
Spokane, WA	74,000	Leased	Distribution center

The Company believes that it has adequate distribution facilities to meet the Company’s current business needs. Shipments from the Albany distribution facility to the fye segment’s retail stores provide approximately 77% of merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors. The Spokane, WA distribution center supports the distribution to outside distribution facilities for sale on third-party marketplaces.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Global Market under the symbol “TWMC.” As of March 29, 2018, there were 292 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 1, 2016 through March 29, 2018.

	Closing Sales Prices

	High	Low
2016
1st Quarter	$4.00	$3.13
2nd Quarter	$4.00	$3.45
3rd Quarter	$3.92	$3.40
4th Quarter	$3.90	$2.65

2017
1st Quarter	$2.90	$1.65
2nd Quarter	$1.90	$1.50
3[d] Quarter	$2.80	$1.55
4th Quarter	$1.90	$1.60

2018
1st Quarter (through
March 29, 2018)	$1.80	$1.25

On March 29, 2018, the last trading date in March, the reported sale price on the Common Stock on the NASDAQ National Market was $1.25.

Dividend Policy: The Company did not pay cash dividends in fiscal 2017 and fiscal 2016. The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Issuer Purchases of Equity Securities During the Quarter Ended February 3, 2018

During the three month period ended February 3, 2018, the Company did not repurchase any shares under the share repurchase program.

The Company’s amended credit facility contains certain restrictions related to share repurchases, including limiting the amount of repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the share repurchase transaction.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected Statements of Operations and Balance Sheet data for the five fiscal years ended February 3, 2018 and is derived from the Company’s audited Consolidated Financial Statements. The fiscal year ended February 3, 2018 consisted of 53 weeks while all the other fiscal years of the Company presented consisted of 52 weeks. This information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
($ in thousands, except per share data)	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Net sales	$437,173	$348,672	$334,661	$358,490	$393,659
Other revenue(1)	5,683	4,798	4,843	4,773	4,326
Total revenue	442,856	353,470	339,504	363,263	397,985

Cost of sales	299,013	218,811	204,089	222,572	245,755
Gross profit	143,843	134,659	135,415	140,691	152,230
Selling, general and administrative expenses	167,924	139,691	130,845	136,916	141,855
Income from joint venture	(1,787)	—	—	—	—
Gain on sale of asset	—	(1,164)	—	—	—
Asset impairment charges	29,107	—	—	—	—
Income (loss) from operations	(51,401)	(3,868)	4,570	3,775	10,375
Interest expense	332	775	1,860	1,951	2,010
Other income	(8,881)	(1,081)	(160)	(70)	(80)
Income (loss) before income taxes	(42,852)	(3,562)	2,870	1,894	8,445
Income tax expense (benefit)	(299)	(6,773)	181	116	168
Net income (loss)	$(42,553)	$3,211	$2,689	$1,778	$8,277
Basic earnings (loss) per share	$(1.19)	$0.10	$0.09	$0.06	$0.25

Weighted average number of shares outstanding - basic	36,191	32,162	31,167	31,744	32,584
Diluted earnings (loss) per share	$(1.18)	$0.10	$0.09	$0.06	$0.25

Weighted average number of shares – diluted	36,191	32,321	31,323	31,897	32,862

Cash dividend paid per share	—	—	—	$0.50	—

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
		(in thousands, except store count data)
BALANCE SHEET DATA (at the end of the period):

Total assets	$247,906	$307,810	$271,605	$280,009	$311,591

Current portion of long-term debt and capital lease obligations	—	—	—	938	1,066
Long-term obligations	—	—	—	—	938
Shareholders’ equity	$158,214	$197,936	$175,268	$171,740	$190,970

OPERATING DATA:
Store count (open at end of period):
Mall stores	237	256	267	270	293
Freestanding stores	23	28	32	40	46
Total stores	260	284	299	310	339

Comparable store sales decreases(2)	(9%)	(4%)	(1%)	(1%)	(5%)

Total square footage in operation (Year end)	1,439	1,593	1,730	1,799	2,030

Total square footage in operation (Average)	1,508	1,669	1,793	1,940	2,134

1.	Other revenue is comprised of third-party commission income and management fees related to the fye segment.

2.	A store is included in comparable store sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.
22

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment for the Company’s merchandise, including the entry or exit of non-traditional retailers of the Company’s merchandise to or from its markets; releases by the music and video, industries of an increased or decreased number of “hit releases”; general economic factors in markets where the Company’s merchandise is sold; and other factors including, but not limited to: cost of goods, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, interest rates, customer preferences, unemployment, labor costs, inflation, fuel and energy prices, weather patterns, climate change, catastrophic events, competitive pressures and insurance costs discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Item 6: Selected Consolidated Financial Data” and the Consolidated Financial Statements and related notes included elsewhere in this report.

During October 2016, the Company acquired all of the issued and outstanding capital stock of etailz, Inc., an innovative and leading digital marketplace retail expert. See Note 3 to the Consolidated Financial Statements for additional information. Subsequent to this acquisition, reportable segments consist of fye and etailz. The etailz acquisition represents a significant step forward in the Company’s reinvention. The Company believes the rapid growth of marketplace sales will continue and is clear evidence of the explosive long-term trends underway in retailing. As of February 3, 2018, the Company operated 260 stores totaling approximately 1.4 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands.

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

Store Portfolio Evaluation

fye Segment

The Company’s real estate strategy is to maintain a core group of profitable locations, while evaluating opportunities for new locations in new and existing malls. During fiscal 2017, the Company opened 1 new and remodeled 4 existing fye stores under a new format which expands the merchandise selection and enhances the presentation of the trend and electronics categories while maintaining a strong presence in the media categories. As of February 3, 2018, the Company operated 36 stores under the new format.

During fiscal 2017 and fiscal 2016, the Company closed 25 and 29 stores, respectively. The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. The Company has 197 stores with leases expiring during fiscal 2018. We will continue to close stores that do not meet our profitability goals, a process which could result in further asset impairments and store closure costs. A continued reduction in the number of stores would lower total sales.

The Company believes that there is near-term opportunity for improving the productivity of existing stores. The environment in which our stores operate is intensely competitive and includes internet-based retailers and mass merchants. We believe a specialty retailer that can differentiate itself by offering a distinctive assortment and customer experience, and that can operate efficiently, will be better positioned to maintain its market share. Therefore, we remain dedicated to enhancing our merchandise assortment through introducing additional product lines, improving the operational efficiency of our stores and offering our customers a rewarding shopping experience guided by an approach to engage every customer with gratitude, humility and respect.

Expanding Customer Base

fye Segment

To strengthen customer loyalty, the fye stores offer its customers the option of signing up for a Backstage Pass card which provides an additional 10% discount off of everyday selling prices on nearly all products in addition to other value added benefits members receive through the program in exchange for a membership fee.  Events are also co-sponsors in many stores to provide various segments of customers an opportunity to experience entertainment and shop for unique and exclusive products based on their particular interests.

etailz Segment

On October 17, 2016, etailz was acquired to continue to build upon its credibility with fans of entertainment and pop culture. The Company acquired all of the issued and outstanding capital stock of etailz, Inc., an innovative and leading digital marketplace retail expert. etailz uses a data driven approach to digital marketplace retailing utilizing proprietary software and e-commerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions. The etailz acquisition represents a significant step forward in the Company’s reinvention. The Company believes the rapid growth of marketplace sales will continue and is clear evidence of the explosive long-term trends underway in retailing. fye’s progress onboarding digital and marketing talent, accelerated through the etailz acquisition, will enable the Company to reach a large portion of the market share through a multi-channel approach spanning across retail storefronts, direct websites, and all major online marketplaces.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales and Comparable Store Net Sales: The fye segment measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The fye segment further analyzes net sales by store format and by product category. The etailz segment measures total year over year sales growth by product category.

Cost of Sales and Gross Profit: Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, vendor discounts and allowances, shrinkage, obsolescence and distribution costs. Distribution expenses include those costs associated with receiving, inspecting & warehousing merchandise, Amazon fulfillment fees, and costs associated with product returns to vendors.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, as discussed in Note 5 to the Consolidated Financial Statements in this report). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.  The Company recorded miscellaneous income items for fiscal 2017, 2016, and 2015 in the amount of $0.4 million, $0.4 million, and $3.6 million, respectively.  Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as key indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended February 3, 2018 (“fiscal 2017”)

Compared to Fiscal Year Ended January 28, 2017 (“fiscal 2016”)

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2017, 2016, and 2015 ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Fiscal 2017 had 53 weeks and fiscal 2016 and fiscal 2015 had 52 weeks. The 53rd week in fiscal 2017 contributed approximately 1% to net sales.

etailz results for fiscal 2016 included in the tables below are for the period starting from the date of acquisition.

Segment Highlights:

($ in thousands)		Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Total Revenue
fye		$268,397	$313,211
etailz		174,459	40,259
Total Company		$442,856	$353,470

Gross Profit
fye		$104,254	$124,735
etailz		39,589	9,924
Total Company		$143,843	$134,659

Loss From Operations
fye		$(49,261)	$(1,932)
etailz		(2,140)	(1,936)
Total Company		$(51,401)	$(3,868)

Reconciliation of etailz Loss from Operations to etailz Adjusted Income from Operations
etailz loss from operations		$(2,140)	$(1,936)

Acquisition related transaction expenses		-	2,325
Acquisition related intangible amortization expenses		3,871	1,130
Acquisition related compensation expenses		4,262	1,035
Earnout contingency benefit		(3,280)	(1,829)
etailz adjusted income from operations	(1)	$2,713	$725

(1)	In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above. The Company believes that etailz adjusted income from operations as per the segment disclosure, when considered together with its GAAP financial results, provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges. This measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP.
26

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

			2017 vs 2016
	2017	2016	$	%
($ in thousands)
fye net sales	$262,714	$308,413	$(45,699)	(14.8%)
etailz net sales	174,459	40,259	134,200	333.3%
Other revenue (1)	5,683	4,798	885	18.4%
Total revenue	$442,856	$353,470	$89,386	25.3%

1.	Other revenue is comprised of third-party commission income and management fees related to the fye segment.

Total revenue increased 25.3% to $442.9 million compared to $353.5 million in fiscal 2016, driven by $174.5 million in revenue from etailz. For fiscal 2016, results for etailz are included in the consolidated results from October 17, 2016 through January 28, 2017.

fye Segment

The 14.8% net sales decline from the prior year is primarily due to an 8.5% decline in total stores in operation and an 8.7% decline in comparable store net sales. Stores closed in fiscal 2017 and fiscal 2016 recorded sales of $14.9 million and $45.2 million, respectively. Total product units sold for fiscal 2017 decreased 11.1% and the average retail price for units sold decreased 8.1%.

Net fye sales by merchandise category for fiscal 2017 and fiscal 2016 were as follows:

($ in thousands)		2017 Net Sales	% Total	2016 Net Sales	% Total	Total $ Net Sales Change	Total % Net Sales Change	Comparable Store % Net Sales Change

Trend/lifestyle		$98,019	37.3%	$98,692	32.0%	$(673)	(0.6%)	3.5%
Video	(1)	81,261	30.9%	107,637	34.9%	(26,376)	(24.5%)	(15.9%)
Music		50,691	19.3%	67,542	21.9%	(16,851)	(24.9%)	(19.6%)
Electronics		32,743	12.5%	34,542	11.2%	(1,799)	(5.1%)	1.1%
Total		$262,714	100.0%	$308,413	100.0%	$(45,699)	(14.8%)	(8.7%)

(1)	Includes Video Games category, which represented 0.5% of fye fiscal 2017 net sales. Fiscal 2016 data was adjusted to include this immaterial reclassification.

 Trend/lifestyle

fye stores offer a selection of trend/lifestyle products that primarily relate to theatrical releases, music, and gaming. The trend/lifestyle category increased 3.5% on a comparable store sales basis in fiscal 2017. The trend represented 37.3% of the Company’s total net sales in fiscal 2017 versus 32.0% in fiscal 2016. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew sales in this category by strengthening its assortment of consumables and collectables, as well as by improving the product presentation and value proposition.

Video

fye stores offer a wide range of new and used DVDs, Blu-rays, and 4Ks in a majority of its stores. Total net sales for the video category declined 15.9% on a comparable store sales basis in fiscal 2017. Video sales were negatively impacted by industry wide declines in physical video due to digital options.

According to the Digital Entertainment Group’s year-end report, total video sales in the United States declined 14.0% in 2017.

Music

fye stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 19.6% on a comparable store sale basis in fiscal 2017.

According to SoundScan, total physical album unit sales in the United States declined 17.0% during the period corresponding with the Company’s fiscal 2017.

Electronics

fye stores offer a selection of complementary portable electronics and accessories to support our entertainment products. The electronics category increased 1.1% on a comparable store sales basis. Electronics represented 12.5% of the Company’s total net sales in fiscal 2017 versus 11.2% in fiscal 2016.

etailz Segment

etailz recorded sales of $174.5 million for fiscal 2017. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s gross profit:

			2017 vs 2016

	2017	2016	$	%
($ in thousands)
fye gross profit	$104,254	$124,735	$(20,481)	-16.4%
etailz gross profit	$39,589	9,924	29,665	298.9%
Total gross profit	$143,843	$134,659	$9,184	6.8%
fye gross profit as a % of fye revenue	38.8%	39.8%
etailz gross profit as a % of etailz revenue	22.7%	24.7%
Total gross profit as a % of total revenue	32.5%	38.1%

Gross profit increased 6.8% to $143.83 million compared to $134.7 million in fiscal 2016 as a result of the increased gross profit from etailz attributed to the full year results, partially offset by the decline in overall fye gross profit.

fye Segment

The decline in gross profit as a percentage of revenue was due to lower sales and higher inventory markdowns to sell off seasonal merchandise. Gross profit as a percentage of sales was 38.8% in fiscal 2017 as compared to 39.8% in fiscal 2016. The decline in gross margin as a percentage of revenue was due to aggressive actions to clear slow moving merchandise.

etailz Segment

etailz gross profit as a percentage of revenue was 22.7% in fiscal 2017 as compared to 24.7% in fiscal 2016. The decline in etailz gross profit percentage was primarily due to a $2.0 million markdown of inventory from a one-time large purchase.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2017 vs. 2016

	2017	2016	$	%
	($ in thousands)
fye SG&A before depreciation and amortization	$114,982	$120,201	($5,219)	-4.3%
As a % of total fye revenue	42.8%	38.4%		4.4%

etailz SG&A before depreciation and amortization	39,446	10,464	28,982	277.0%
As a % of total etailz revenue	22.6%	26.0%		-3.4%

Depreciation and amortization	13,496	9,026	4,470	49.5%

Total SG&A	$167,924	$139,691	$28,233	20.2%

As a % of total revenue	37.9%	39.5%

Total SG&A expenses increased $28.2 million primarily due to expenses for etailz and higher amortization expenses.

fye Segment

SG&A, excluding depreciation and amortization, expenses decreased $5.2 million, or 4.3%, primarily as a result of lower expenses due to fewer stores in operation.

etailz Segment

etailz SG&A, excluding depreciation and amortization, expenses for fiscal 2017 were $39.4 million, or 22.6% of etailz revenue.

Depreciation and amortization expense. Consolidated depreciation and amortization expense increased $4.5 million primarily due to amortization of intangibles, and the fye segment’s investments in technology enhancements during previous fiscal years.

Income from Joint Venture

Income from joint venture was $1.8 million during fiscal 2017.

Asset Impairment Charge – fye segment. During fiscal 2017, the Company concluded, based on continued operating losses for the fye segment, that a triggering event had occurred, pursuant to FASB ASC 360, Property, Plant, and Equipment, requiring a test of long-lived assets for impairment at its retail stores. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2017 resulting in the recording of asset impairment charges of $29.1 million. Estimated fair values for long-lived assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

The Company did not recognize impairment during fiscal 2016 and fiscal 2015. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.6 million, $1.1 million and $0.6 million in fiscal 2017, 2016 and 2015, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

Interest Expense. Interest expense in fiscal 2017 was $0.3 million, compared to $0.8 million in fiscal 2016.

Other Income. Other income was $8.9 million in fiscal 2017 compared to $1.1 million in fiscal 2016. Other income for fiscal 2017 consisted primarily of a gain on insurance proceeds related to the death of the Company’s former Chairman. Other income for fiscal 2016 consisted primarily of a gain on the sale of an investment of $0.8 million.

Income Tax Benefit. The following table sets forth a year-over-year comparison of the Company’s income tax benefit:

			2017 vs 2016
	2017	2016	$
	($ in thousands)
Income tax benefit	$(299)	$(6,773)	$6,474

Effective tax rate	0.7%	190.1%

The fiscal 2017 income tax benefit includes the refund of alternative minimum tax credits partially offset by state taxes, adjustments to the reserve for uncertain tax positions, and the accrual of interest. The fiscal 2016 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions, the accrual of interest and an income tax benefit from the etailz, Inc. acquisition.  See Note 11 in the Consolidated Financial Statements for further detail.

Net (Loss) Income. The following table sets forth a year-over-year comparison of the Company’s net (loss) income:

	2017	2016	$
	($ in thousands)
Net (loss) income	$(42,553)	$3,211	$(45,764)

Net (loss) income as a percentage of total revenue	(9.6%)	0.9%

Net loss was $42.6 million for fiscal 2017, compared to net income of $3.2 million for fiscal 2016. Included in the results for fiscal 2017 is a non-cash charge of $29.1 million which is the result of recording impairment against certain long-lived assets in the fye segment. The increase in net loss was primarily due to the decline in fye sales and a lower gross margin rate partially offset by an $8.7 million gain on proceeds from company owned life insurance policies.

Fiscal Year Ended January 28, 2017 (“fiscal 2016”)

Compared to Fiscal Year Ended January 30, 2016 (“fiscal 2015”)

Segment Highlights:

etailz results included in the tables below are for the period starting from the date of acquisition.

($ in thousands)	Fiscal Year Ended January 28,	Fiscal Year Ended January 30,
	2017	2016
Total Revenue
fye	$313,211	$339,504
etailz	40,259	-
Total Company	$353,470	$339,504

Gross Profit
fye	$124,735	$135,415
etailz	9,924	-
Total Company	$134,659	$135,415

Income (Loss) From Operations
fye	$(1,932)	$4,570
etailz	(1,936)	-
Total Company	$(3,868)	$4,570

Reconciliation of etailz Loss from Operations to etailz Adjusted Income from Operations

etailz loss from operations	$(1,936)

Acquisition related transaction expenses	2,325
Acquisition related intangible amortization expenses	1,130

Acquisition related compensation expenses	1,035
Earnout contingency benefit	(1,829)
etailz adjusted income from operations(1)	$725

1.	In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above. The Company believes that etailz adjusted income from operations as per the segment disclosure, when considered together with its GAAP financial results, provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges. This measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP.
31

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

			2016 vs 2015
	2016	2015	$	%
($ in thousands)
fye net sales	$308,413	$334,661	$(26,248)	(7.8%)
etailz net sales	40,259	-	40,259	n/a
Other revenue(1)	4,798	4,843	(45)	(0.9%)
Total revenue	$353,470	$339,504	$13,966	4.1%

1.	Other revenue is comprised of third-party commission income and management fees related to the fye segment.

Total revenue increased 4.1% to $353.5 million compared to $339.5 million in fiscal 2015, driven by $40.3 million in net sales from etailz from the date of acquisition, and partially offset by the decline in fye net sales.

fye Segment

The 7.8% net sales decline from the prior year is due to a 5% decline in total stores in operation and a 3.6% decline in comparable store net sales. Stores closed in fiscal 2016 and fiscal 2015 recorded sales of $21.6 million and $45.2 million, respectively. Total product units sold for fiscal 2016 decreased 7.5% and the average retail price for units sold decreased 1.8%.

fye net sales by merchandise category for fiscal 2016 and fiscal 2015 were as follows:

($ in thousands)	2016 Net Sales	% Total	2015 Net Sales	% Total	Total $ Net Sales Change	Total % Net Sales Change	Comparable Store % Net Sales Change

Video(1)	$107,637	34.9%	$140,223	41.9%	$(32,856)	(23.4%)	(15.5%)
Trend/lifestyle	98,692	32.0%	74,295	22.2%	24,397	32.8%	30.9%
Music	67,542	21.9%	84,000	25.1%	(16,458)	(19.6%)	(15.7%)
Electronics	34,542	11.2%	36,143	10.8%	(1,601)	(4.4%)	0.8%
Total	$308,413	100.0%	$334,661	100.0%	$(26,248)	(7.8%)	(3.6%)

1.	Includes Video Games category, which represented 0.8% of fye fiscal 2016 net sales. Fiscal 2015 data was adjusted to include this immaterial reclassification.

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

Trend/lifestyle

fye stores offer a selection of trend products that primarily relate to theatrical releases, music, and gaming. The trend/lifestyle category increased 30.9% on a comparable store sales basis in fiscal 2016. Trend/lifestyle represented 32.0% of the fye’s total net sales in fiscal 2016 versus 22.2% in fiscal 2015. fye continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. fye grew sales by strengthening its assortment and improving the product presentation and value proposition.

Music

fye stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 15.7% on a comparable store sale basis in fiscal 2016. fye has offset declines in CD sales by adding vinyl to its stores.

According to SoundScan, total CD unit sales in the United States declined 14.0% during the period corresponding with the Company’s fiscal 2016.

Electronics

fye stores offer a selection of complementary portable electronics and accessories to support our entertainment products. The electronics category increased 0.8% on a comparable store sales basis. Electronics represented 11.2% of the fye’s net sales in fiscal 2016 versus 10.8% in fiscal 2015.

etailz Segment

etailz recorded sales of $40.2 million from the date of acquisition. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s gross profit:

			2016 vs 2015
	2016	2015	$	%
($ in thousands)
fye gross profit	$124,735	$135,415	$(10,680)	-7.9%
etailz gross profit	9,924	-	9,924	n/a
Total gross profit	$134,659	$135,415	$(756)	-0.6%
fye gross profit as a % of fye revenue	39.8%	39.9%
etailz gross profit as a % of etailz revenue	24.7%	-
Total gross profit as a % of total revenue	38.1%	39.9%

Gross profit decreased 0.6% to $134.7 million compared to $135.4 million in fiscal 2015 as incremental gross profit from etailz did not offset lower gross profit from fye.

fye Segment

The decline in gross profit as a percentage of revenue was due to lower sales and higher inventory markdowns to sell off seasonal merchandise. Gross profit as a percentage of fye revenue was 39.8% in fiscal 2016 as compared to 39.9% in fiscal 2015.

etailz Segment

etailz reported gross profit of $9.9 million from the date of acquisition. etailz gross profit as a percentage of etailz revenue was 24.7%.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			2016 vs. 2015
	2016	2015	$	%
	($ in thousands)
fye SG&A excluding depreciation and amortization	$120,201	$126,177	($5,976)	-4.7%
As a % of total fye revenue	38.4%	37.2%		1.2%

etailz SG&A excluding depreciation and amortization	10,464	-	10,464	n/a
As a % of total etailz revenue	26.0%	-	n/a	n/a

Depreciation and amortization	9,026	4,668	4,358	93.4%

Total SG&A	$139,691	$130,845	$8,846	6.8%

SG&A expenses increased $8.8 million primarily due to expenses for etailz, acquisition related expenses and higher depreciation and amortization expenses.

fye Segment

SG&A, excluding depreciation and amortization expenses, decreased $6.0 million, or 4.7%, due to lower performance-based compensation and lower expenses due to fewer stores in operation. Included in fiscal 2015 miscellaneous income items was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

etailz Segment

etailz SG&A, excluding depreciation and amortization expenses, was $10.5 million from the date of acquisition, which primarily includes commission fees, payroll costs, and acquisition related expenses.

Depreciation and amortization

Depreciation and amortization expense increased $4.4 million due to intangible assets amortization resulting from the etailz acquisition, investments in technology enhancements, new and remodeled stores and the chain wide rollout of new marketplace fixtures to support the shift in merchandising assortment.

Gain on Sale of Asset. The gain on sale of asset of $1.2 million represented the sale of property located in St. Louis, Missouri. The gain represents cash proceeds of $2.8 million less carrying value of $1.6 million.

Interest Expense. Interest expense in fiscal 2016 was $0.8 million, compared to $1.9 million in fiscal 2015, as the Company’s capital lease obligation ended in fiscal 2015.

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

The fiscal 2016 and 2015 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions, the accrual of interest, and an income tax benefit from the etailz, Inc. acquisition.  See note 11 tp the Consolidated Financial Statements for further detail.

Net Income. The following table sets forth a year-over-year comparison of the Company’s net income:

($ in thousands)			2016 vs. 2015
	2016	2015	$

Net income	$3,211	$2,689	$522

Net income as a percentage of total revenue	0.9%	0.8%

Net income for fiscal 2016 increased by $522 thousand to $3.2 million, as compared to $2.7 million for fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, common stock purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter. Cash flows from investing activities are expected to be comprised primarily of capital expenditures during fiscal 2018. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources.

The following table sets forth a three-year summary of key components of cash flow and working capital:

	($ in thousands)	2017		2016	2017 vs. 2016	2015	2016 vs. 2015
	Operating Cash Flows	$(13)		$4,436	$(4,449)	$7,963	$(3,527)
	Investing Cash Flows	4,482		(57,333)	61,815	(20,185)	(37,148)
	Financing Cash Flows	(5,040)		(7,337)	2,297	(2,004)	(5,333)

	Capital Expenditures	(8,407)		(24,672)	16,265	(20,700)	(3,972)

	End of Period Balances:

	Cash, Cash Equivalents, and Restricted Cash	43,506	(1)	44,077	(571)	104,311	(60,234)

	Merchandise Inventory	109,112		126,004	(16,892)	120,046	5,958

	Merchandise Inventory Per Square Foot - fye	59.9		68.8		69.4

	Inventory leverage - fye	44.0		40.2	3.8	43.2	(3.0)
	Inventory turns - fye	1.5		1.5		1.6
	Working Capital	93,327		98,601	(5,774)	161,142	(62,541)

(1)	Cash and cash equivalents per Consolidated Balance Sheets	$31,326		$27,974

	Add: Restricted cash	12,180		16,103
	Cash, cash equivalents, and restricted cash	$43,506		$44,077

During fiscal 2017, cash used in operations was $13 thousand primarily due to a net loss of $42.6 million, adding back depreciation and amortization of $14.1 million, loss on fixed assets impairment of $29.1 million, non-cash compensation of $3.1 million, decrease in merchandise inventory of $16.9 million, and a decrease in accounts receivable and other current assets of $3.9 million, less the adjustment to the contingent consideration liability of $3.3 million, the gain on insurance proceeds of $8.7 million, and reductions in accounts payable and deferred revenue of $10.5 million and $1.3 million, respectively. During fiscal 2016, cash flow from operations was $4.4 million primarily due to net income of $3.2 million, plus depreciation and amortization of $9.3 million, less a deferred tax benefit of $7.0 million.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory).

Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. For the fye segment, inventory turnover in fiscal 2017 and in fiscal 2016 was 1.5. For the etailz segment, inventory turnover in fiscal 2017 was 4.5. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot in the fye segment was $60 per square foot at the end of fiscal 2017 as compared to $69 per square foot at the end of fiscal 2016. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory for the fye segment was 44.0% as of February 3, 2018 compared with 40.2% as of January 28, 2017. Accounts payable leverage on inventory for the etailz segment was 16.6% as of February 3, 2018.

Cash provided by investing activities was $4.5 million in fiscal 2017, compared to cash flows used by investing activities of $57.3 million in fiscal 2016. During fiscal 2017, cash provided by investing activities consisted of Company owned life insurance proceeds of $14.4 million, and $1.1 million in capital distributions received from the joint venture, less $8.4 million in capital expenditures, and a $2.6 million investment in a joint venture. During fiscal 2016, the primary uses of cash in investing activities were the investment in etailz of $36.6 million and capital expenditures of $24.7 million offset by proceeds from sale of St. Louis property and sale of miscellaneous investments.

The Company has historically financed its capital expenditures through borrowings under its revolving credit facility, select financing arrangements and cash flow from operations. The Company anticipates capital spending of approximately $3 million in fiscal 2018 as the Company has made the majority of its planned capital investments.

Cash used in financing activities was $5.0 million in fiscal 2017, compared to $7.3 million in fiscal 2016. In fiscal 2017, cash used in financing activities was comprised of a $5.0 million payment to the etailz shareholders in connection with the amendment to the share purchase agreement. In fiscal 2016, the primary uses of cash in financing activities were the payment of etailz’s outstanding line of credit of $4.7 million and common stock repurchases of $2.6 million.

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”). The Credit Facility provides for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. During fiscal 2017, the Company exercised the right to increase its availability to $60 million subject to the same limitations noted above.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of February 3, 2018, the Company was compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 1.75% to 2.00% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.00%. In addition, a commitment fee of 0.25% is also payable on unused commitments. As of February 3, 2018 and January 28, 2017, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2017 and fiscal 2016 were $11.7 million and $21.5 million, respectively.

As of February 3, 2018 and January 28, 2017, the Company had no outstanding letters of credit. The Company had $41 million and $39 million available for borrowing under the Credit Facility as of February 3, 2018 and January 28, 2017, respectively.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Contractual Obligations and Commitments. The following table summarizes the Company’s contractual obligations as of February 3, 2018, and the effect that such obligations are expected to have on liquidity and cash flows in future periods.

Contractual Obligation	2018	2019- 2020	2021- 2022	2023- 2027	Total
$ in thousands

Operating lease and maintenance agreement obligations	$25,308	$17,832	$6,550	$965	$50,655
Asset retirement obligations(1)	2,014	247	231	11	2,503
Pension benefits (2)	1,199	2,391	2,333	6,510	12,433
Total	$28,521	$20,470	$9,114	$7,486	$65,591

(1)	Asset retirement obligations are estimated costs associated with the fixed assets and leasehold improvements at the Company’s store locations that arise under the terms of operating leases.

(2)	In addition to the scheduled pension benefit payments, the Company offers 401(k) Savings Plans to eligible employees (see also Note 10 of the Consolidated Financial Statements in this report).

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The original distribution center/office facility was occupied in 1985. On December 4, 2015, the Company amended and restated the lease. The lease commenced January 1, 2016, and expires on December 31, 2020.

Under the new lease dated December 4, 2015, and accounted for as an operating lease, the Company paid $1.2 million in both fiscal 2017 and fiscal 2016. Under the lease prior to December 4, 2015, the Company paid annual rent of $2.1 million in fiscal 2015. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

Sara Neblett, the wife of Josh Neblett, the Executive Advisor of etailz, was employed with the Company as the Vice President of Partner Care of etailz.  Ms. Neblett received $165,250 in cash compensation during fiscal 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies and estimates, the following involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or market under the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to market value; if market value is lower than cost.  Inherent in the entertainment products industry is the risk of obsolete inventory.  Typically, newer media releases generate a higher product demand.  Some media vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete.  For all merchandise categories, the Company records obsolescence and any adjustments to market value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year.  Such estimates are based on historical results and trends and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores and the distribution center throughout the year and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $5.4 million, $5.9 million and $4.7 million, in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  As a rate to total revenue, this equaled 1.2%, 1.7% and 1.4%, respectively.  Presently, a 0.1% change in the rate of shrink provision would equal approximately $0.2 million in additional charge or benefit to cost of sales, based on fiscal 2017 net sales since the last physical inventories.

The Company is generally entitled to return merchandise purchased from major music and video vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges in fiscal 2017, fiscal 2016 and fiscal 2015 of $0.4 million, $0.6 million and $0.5 million, respectively.

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

Accounting for income taxes requires management to make estimates and judgments regarding interpretation of various taxing jurisdictions, laws and regulations as well as the ultimate realization of deferred tax assets. These estimates and judgments include the generation of future taxable income, viable tax planning strategies and support of tax filings. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its net deferred tax assets as of February 3, 2018.

In late 2017, new tax legislation was enacted in the United States (Tax Reform Act) which resulted in significant changes to income tax expense.  As a result of the Tax Reform Act, the Company re-measured certain deferred tax assets and liabilities based on the newly enacted federal rate of 21%.  Accordingly, the federal net deferred tax assets were written down to account for the change.

Goodwill and Intangible Assets: Our goodwill results from our acquisition of etailz and represents the excess purchase price over the net identifiable assets acquired. All of our goodwill is associated with etailz, a separate reporting unit, and there is no goodwill associated with our other reporting unit, fye. Goodwill is not amortized and we are required to evaluate our goodwill for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed during the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that these judgments and estimates could change in future periods.

The determination of the fair value of intangible assets and liabilities acquired in a business acquisition, including the Company’s acquisition of etailz in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of etailz consist of vendor relationships, technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Long Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the fye segment has multiple asset groupings – corporate and individual store level assets.

During fiscal 2017, the Company concluded, based on continued operating losses for the fye segment, that a triggering event had occurred, pursuant to FASB ASC 360, Property, Plant, and Equipment, requiring a test of long-lived assets for impairment at its retail stores. Long-lived assets at locations where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2017 resulting in the recording of asset impairment charges of $29.1 million. Estimated fair values for long-lived assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on store plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

The Company did not recognize impairment during fiscal 2016 and fiscal 2015. Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.6 million, $1.1 million and $0.6 million in fiscal 2017, 2016 and 2015, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

Recently Issued Accounting Pronouncements.

The information set forth above may be found under Notes to Consolidated Statements, Note 2, which is incorporated herein by reference.

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

The quarterly results of operations are included herein in Note 14 of Notes to the Consolidated Financial Statements in this report.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the

Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 3, 2018.

Changes in Controls and Procedures: The acquisition of etailz, Inc. was significant to the Company and was consummated effective October 17, 2016. Upon consummation of the acquisition, etailz, Inc. became a consolidated subsidiary of the Company. As of February 3, 2018 etailz operations are fully incorporated within the Company, including internal controls over financial reporting. In connection with the foregoing evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, other than as noted above, there have been no changes in the Company’s internal controls over financial reporting that occurred during fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 29, 2018, which information is incorporated by reference.

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC on or about May 29, 2018, which information is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 29, 2018, which information is incorporated by reference.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of February 3, 2018:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity Compensation Plan Approved by Shareholders	2,764,341	$3.06	1,311,164
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1)	Includes 178,427 deferred shares which may be issued for no consideration.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2018, which information is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC on or about May 29, 2018, which information is incorporated by reference.

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

Item 16. Form 10-K Summary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

Date: May 4, 2018	By: /s/ Michael Feurer
Michael Feurer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Feurer	Chief Executive Officer and Director	May 4, 2018
(Michael Feurer)	(Principal Executive Officer)

/s/ John Anderson	Chief Financial Officer	May 4, 2018
(John Anderson)	(Principal Financial and Chief Accounting Officer)

/s/ Martin Hanaka
(Martin Hanaka)	Director	May 4, 2018

/s/Robert Marks
(Robert Marks)	Director	May 4, 2018

/s/ Michael Nahl
(Michael Nahl)	Director	May 4, 2018

/s/ Michael Reickert
(Michael Reickert)	Director	May 4, 2018

/s/ Michael B. Solow
(Michael B. Solow)	Director	May 4, 2018
45

TRANS WORLD ENTERTAINMENT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Trans World Entertainment Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

Albany, NY
May 4, 2018

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share and share amounts)

	February 3, 2018	January 28, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,326	$27,974
Restricted cash	1,505	-
Accounts receivable	4,469	7,085
Merchandise inventory	109,112	126,004
Prepaid expenses and other current assets	6,976	8,271
Total current assets	153,388	169,334

Restricted cash	10,675	16,103
Net fixed assets	13,546	45,097
Goodwill	39,191	39,191
Net intangible assets	23,967	27,857
Other assets	7,139	10,228
TOTAL ASSETS	$247,906	$307,810

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$41,780	$52,307
Accrued expenses and other current liabilities	10,846	9,198
Deferred revenue	7,935	9,228
Total current liabilities	60,561	70,733

Other long-term liabilities	29,131	39,141
TOTAL LIABILITIES	89,692	109,874

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,305,171 shares and 64,252,671 shares issued, respectively)	643	643
Additional paid-in capital	341,103	338,075
Treasury stock at cost (28,156,601 and 28,137,283 shares, respectively)	(230,145)	(230,144)
Accumulated other comprehensive loss	(998)	(802)
Retained earnings	47,611	90,164
TOTAL SHAREHOLDERS’ EQUITY	158,214	197,936
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$247,906	$307,810

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share and share amounts)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net sales	$437,173	$348,672	$334,661
Other revenue	5,683	4,798	4,843
Total revenue	442,856	353,470	339,504

Cost of sales	299,013	218,811	204,089
Gross profit	143,843	134,659	135,415

Selling, general and administrative expenses	167,924	139,691	130,845
Income from joint venture	(1,787)	—	—
Gain on sale of asset	—	(1,164)	—
Asset impairment charges	29,107	—	—
Income (loss) from operations	(51,401)	(3,868)	4,570
Interest expense	332	775	1,860
Other income	(8,881)	(1,081)	(160)
Income (loss) before income taxes	(42,852)	(3,562)	2,870
Income tax expense (benefit)	(299)	(6,773)	181
Net income (loss)	$(42,553)	$3,211	$2,689

Basic and diluted earnings (loss) per share	$(1.18)	$0.10	$0.09

Weighted average number of shares outstanding - basic	36,191	32,162	31,167

Weighted average number of shares – diluted	36,191	32,321	31,323

See Accompanying Notes to Consolidated Financial Statements.

F-4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net income (loss)	$(42,553)	$3,211	$2,689

Pension actuarial income (loss) adjustment	(196)	10	1,369
Comprehensive income (loss)	$(42,749)	$3,221	$4,058

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Shareholders’ Equity
Balance as of January 31, 2015	58,338	$583	$315,486	(27,094)	$(226,412)	$(2,181)	$84,264	$171,740
Net Income	-	-	-	-	-	-	2,689	2,689
Pension actuarial income adjustment	-	-	-	-	-	1,369	-	1,369
Amortization of unearned compensation - stock options	-	-	424	-	-	-	-	424
Exercise of equity grants	8	-	19	-	-	-	-	19
Purchase of treasury stock	-	-	-	(279)	(1,085)	-	-	(1,085)
Vested restricted shares	50	1	(69)	(38)	-	-	-	(68)
Amortization of unearned compensation - restricted stock	-	-	180	-	-	-	-	180
Balance as of January 30, 2016	58,396	$584	$316,040	(27,411)	$(227,497)	$(812)	$86,953	$175,268
Net Income	-	-	-	-	-	-	3,211	3,211
Pension actuarial income adjustment	-	-	-	-	-	10	-	10
Vesting of performance based awards	-	1	429	-	-	-	-	430
Exercise of equity grants	18	-	39	-		-	-	39
Purchase of treasury stock	-	-	-	(686)	(2,644)	-	-	(2,644)
Issuance of deferred stock to Directors	-	-	46	-	-	-	-	46
Vested restricted shares	108	1	(143)	(40)	(3)	-	-	(145)
Common stock issued in the acquisition of etailz	5,731	57	20,358	-	-	-	-	20,415
Stock based compensation	-	-	1,306	-	-	-	-	1,306
Balance as of January 28, 2017	64,253	$643	$338,075	(28,137)	$(230,144)	$(802)	$90,164	$197,936
Net Loss	-	-	-	-	-	-	(42,553)	(42,553)
Pension actuarial loss adjustment	-	-	-	-	-	(196)	-	(196)
Vested restricted shares	50	-	(39)	(20)	(1)	-	-	(40)
Common stock issued in the acquisition of etailz	2	-	-	-	-	-	-	-
Stock based compensation	-	-	3,067	-	-	-	-	3,067
Balance as of February 3, 2018	64,305	$643	$341,103	(28,157)	$(230,145)	$(998)	$47,611	158,214

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
OPERATING ACTIVITIES:
Net income (loss)	($42,553)	$3,211	$2,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets	10,272	8,139	5,191
Amortization of intangible assets	3,890	1,143	-
Amortization of lease valuations	(20)	(31)	23
Deferred tax benefit	-	(6,988)	-
Stock based compensation	3,067	1,306	538
Adjustment to contingent consideration	(3,280)	(1,829)	-
Loss on disposal of fixed assets	579	1,089	613
Loss on impairment of fixed assets	29,107	-	-
Gain on sale of property	-	(1,164)	-
Gain on sale of investments	-	(800)	(250)
Change in cash surrender value	(399)	(980)	356
Gain on life insurance asset	(8,733)	-	-
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	2,616	(1,755)	(3)
Merchandise inventory	16,892	8,650	6,331
Prepaid expenses and other current assets	1,295	(342)	4,666
Other long-term assets	(668)	1,217	(2,561)
Accounts payable	(10,527)	(4,469)	(11,639)
Deferred revenue	(1,293)	245	(869)
Accrued expenses and other current liabilities	1,648	(4,792)	1,576
Other long-term liabilities	(1,906)	2,586	1,302
Net cash provided by (used in) operating activities	(13)	4,436	7,963

INVESTING ACTIVITIES:
Acquisition of a business	-	(36,600)	-
Purchases of fixed assets	(8,407)	(24,672)	(20,700)
Proceeds from company owned life insurance	14,363	-	-
Investment in joint venture	(2,575)	-	-
Capital distributions from joint venture	1,101	-	-
Proceeds from sale of assets	-	2,839	1,567
Proceeds from sale of investments	-	1,600	-
Purchases of investments	-	(500)	(1,052)
Net cash provided by (used in) investing activities	4,482	(57,333)	(20,185)

FINANCING ACTIVITIES:
Exercise of long term equity awards	-	39	19
Vesting of long term equity awards	(39)	-	-
Payments of capital lease obligations	-	-	(938)
Payments of long term borrowings	(11,657)	(26,192)	-
Proceeds from long term borrowings	11,657	21,463	-
Payments to etailz shareholders	(5,000)	-	-
Purchase of treasury stock	(1)	(2,647)	(1,085)
Net cash used in financing activities	(5,040)	(7,337)	(2,004)

Net decrease in cash and cash equivalents	(571)	(60,234)	(14,226)
Cash, cash equivalents, and restricted cash, beginning of year	44,077	104,311	118,537
Cash, cash equivalents, and restricted cash, end of year	$43,506	$44,077	$104,311
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$332	$775	$1,861
Issuance of restricted performance based awards / deferred / restricted shares under deferred / restricted stock agreements	120	572	69

Net assets acquired	-	68,896	-
Less: Contingent consideration not yet paid	-	(10,381)	-
Less: Fair value of shares issued as consideration	-	(20,415)	-
Less: Indemnity liability not yet paid	-	(1,500)	-
Acquisition of a business	$-	$36,600	$-

See Accompanying Notes to Consolidated Financial Statements.

Index to Notes to Consolidated Financial Statement

Note Number and Description

Note No.

1.	Nature of Operations and Summary of Significant Accounting Policies

2.	Recently Issued Accounting Pronouncements

3.	Acquisition and Investment

4.	Goodwill and Other Intangible Assets

5.	Fixed Assets

6.	Restricted Cash

7.	Credit Facility

8.	Leases

9.	Shareholders’ Equity

10.	Benefit Plans

11.	Income Taxes

12.	Related Party Transactions

13.	Commitments and Contingencies

14.	Quarterly Financial Information (Unaudited)
F-8

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of February 3, 2018, the fye segment operated 260 stores totaling approximately 1.4 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases of inventory and capital expenditures. Management believes it will have adequate resources to fund its cash needs for the foreseeable future, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, discussed hereafter.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiaries, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory and return costs; valuation of long-lived assets, goodwill and intangible assets, income taxes, accounting for gift card liability, retirement plan obligation liability, and other long-term liabilities that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2017, 2016, and 2015 ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Fiscal 2017 had 53 weeks and fiscal 2016 and fiscal 2015 had 52 weeks.

During the fiscal year 2016, the Company recorded an immaterial adjustment between Other Revenue and Selling, General and Administrative expenses in its fiscal 2016 and fiscal 2015 consolidated financial statements for miscellaneous income, primarily related to commissions earned from third parties. The immaterial adjustment did not impact fiscal 2016 or fiscal 2015 income (loss) from operations, net income, and basic and diluted income per share.

Concentration of Business Risks: The fye segment purchases inventory from approximately 350 suppliers. In fiscal 2017, 47% of fye purchases were made from ten suppliers including Universal Studio Home Entertainment, AEC - Paramount Video, Buena Vista Home Video, SONY Music, SONY Pictures, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC,

and Warner Home Video. The etailz segment sold over 34,000 SKU’s from over 2,300 suppliers during fiscal 2017. The Company does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

etailz generates substantially all of its revenue through the Amazon Marketplace. Therefore, the Company depends in large part on its relationship with Amazon for the continued growth of the etailz segment. In particular, the Company depends on its ability to offer products on the Amazon Marketplace and on its timely delivery of products to customers.

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

Accounts Receivable: Accounts receivable for the fye segment are primarily comprised of receivables due from commissions due from third parties. For the etailz segment, accounts receivable are comprised of receivables due from Amazon. There are no provisions for uncollectible amounts from retail sales of merchandise inventory since payment is received at the time of sale.

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
F-10

Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the fye segment has multiple asset groupings - corporate and individual store level assets.

During fiscal 2017, the Company concluded, based on continued operating losses for the fye segment, that a triggering event had occurred, pursuant to FASB ASC 360, Property, Plant, and Equipment, requiring a test of long-lived assets for impairment at its retail stores in the fye segment. Long-lived assets at stores, the corporate home office and the Albany distribution center where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2017 resulting in the recording of asset impairment charges of $29.1 million. Estimated fair values for long-lived assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on an individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

The Company did not recognize any other long-lived asset impairments during fiscal 2016 and fiscal 2015.

Losses for store closings in the ordinary course of business represent the write down of the net book value of abandoned fixtures and leasehold improvements. The loss on disposal of fixed assets related to store closings was $0.6 million, $1.1 million and $0.6 million in fiscal 2017, 2016 and 2015, respectively, and is included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Operations and loss on disposal of fixed assets in the Consolidated Statements of Cash Flows. Store closings usually occur at the expiration of the lease, at which time leasehold improvements, which constitute a majority of the abandoned assets, are fully depreciated.

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

Revenue Recognition: The Company’s revenue is primarily from retail sales of merchandise inventory. Revenue is recognized at the point-of-sale. Internet sales for both segments, fye and etailz, are recognized as revenue upon shipment. Shipping and handling fee income from the fye segment’s internet operations is recognized as net sales. The Company records shipping and handling costs in cost of sales. Loyalty card revenue for the fye segment is amortized over the life of the membership period or upon cancelation of the membership. Net sales are recorded net of estimated amounts for sales returns and other allowances, and net of applicable sales taxes.

Total annual membership fees collected in advance and recognized in revenue, net of estimated refunds, were as follows: the unearned revenue as of January 28, 2017, January 30, 2016, and January 31, 2015, was $7.0 million, $6.5 million, and $6.3 million, respectively. The amount of cash received from customers during fiscal 2017, 2016, and 2015, was $16.9 million, $16.8 million, and $15.8 million, respectively. The amount of revenue recognized in earnings was $17.9 million, $16.3 million, and $15.6 million in fiscal 2017, 2016, and 2015, respectively. The unearned revenue as of February 3, 2018 was $6.1 million.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, online marketplace fulfillment fees, inspecting and warehousing product, and depreciation related to distribution operations. Also included are costs associated with the return of product to vendors. Cost of sales further includes the cost of inventory shrink losses and obsolescence and the benefit of vendor allowances and discounts.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, Amazon fees, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest. The Company recorded miscellaneous income items for fiscal 2017, 2016, and 2015 in the amount of $0.4 million, $0.4 million, and $3.6 million, respectively. Included in fiscal 2015 miscellaneous income was a one-time reimbursement of expenses incurred in prior years, related to a legal settlement of $1.4 million.

Advertising Costs and Vendor Allowances: The fye segment often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $3.1 million, $3.2 million, and $2.9 million in fiscal 2017, 2016, and 2015, respectively. In the aggregate, vendor allowances supporting the fye segment’s advertising and promotion are included as a reduction of SG&A expenses, and reimbursements of such costs were $3.1 million, $3.2 million, and $2.9 million in fiscal 2017, 2016, and 2015, respectively. Advertising costs for the etailz segment primarily consist of Amazon marketing expenses which were $1.2 million in fiscal 2017.

Lease Accounting: The Company’s calculation of straight-line rent expense includes the impact of escalating rents for the lease period and includes any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the term of the related leases. The tenant improvement allowances are recorded as deferred rent within other long-term liabilities in the Consolidated Balance Sheets and are amortized as a reduction in rent expense over the life of the related leases.

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

Gift Cards: The Company offers gift cards for sale. A deferred revenue account, which is included in deferred revenue in the Consolidated Balance Sheets, is established for gift cards issued. The deferred revenue balance related to gift cards was $1.7 million, $2.0 million and $2.3 million at the end of fiscal 2017, 2016 and 2015, respectively. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on the historical relationship of the redemption of gift cards redeemed to gift cards sold, over a certain period of time. The Company has the ability to reasonably and reliably estimate gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions, from a period of more than ten years. The Company’s estimate is not susceptible to significant external factors and the circumstances around purchases and redemptions have not changed significantly over time. The Company recorded breakage on its gift cards for fiscal 2017, 2016 and 2015 in the amount of $0.4 million, $0.4 million and $0.1 million, respectively. Gift card breakage is recorded as a reduction of SG&A expenses.

Goodwill and Intangible Assets: Our goodwill results from our acquisition of etailz and represents the excess purchase price over the net identifiable assets acquired. All of our goodwill is associated with etailz, a separate reporting unit, and there is no goodwill associated with our other reporting unit, fye. Goodwill is not amortized and we are required to evaluate our goodwill for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed during the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that these judgments and estimates could change in future periods. The determination of the fair value of intangible assets and liabilities acquired in a business acquisition, including the Company’s acquisition of etailz in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of etailz consist of vendor relationships, technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and a pension actuarial income (loss) adjustment that is recognized in other comprehensive income (loss) (see Note 10).

Income (Loss) Per Share: Basic and diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share gives effect to all dilutive potential shares outstanding resulting from employee stock options during that period. The dilutive effect of employee stock options did not have any impact on basic income per share in fiscal 2016 and 2015, when net income was recorded.

The following is a reconciliation of the basic weighted average number of shares outstanding to the diluted weighted average number of shares outstanding:

	2017	2016	2015
	(in thousands)

Weighted average common shares outstanding – basic	36,191	32,162	31,167

Dilutive effect of employee stock options	-	159	156

Weighted average common shares outstanding–diluted	36,191	32,321	31,323

Anti-dilutive stock options	2,586	2,175	1,744

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

Segment Information: The Company operates in two reportable segments: fye and etailz. Prior to the acquisition of etailz in October 2016, the Company operated as one segment. Operating earnings (loss) by operating segment, is defined as income (loss) from operations, net interest expense, other income, and income taxes. Results for etailz are included in the consolidated results for all periods presented for fiscal 2017. For periods presented for fiscal 2016, results for etailz are included in consolidated results from October 17, 2016 through January 28, 2017. Significant financial statement captions by reportable segment in U.S. dollars were as follows:

($ in thousands)	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Total Revenue
fye	$268,397	$313,211
etailz	174,459	40,259
Total Company	$442,856	$353,470

Gross Profit
fye	$104,254	$124,735
etailz	39,589	9,924
Total Company	$143,843	$134,659

Loss From Operations
fye	$(49,261)	$(1,932)
etailz	(2,140)	(1,936)
Total Company	$(51,401)	$(3,868)

Merchandise Inventory
fye	$86,217	$109,612
etailz	22,895	16,392
Total Company	$109,112	$126,004

Total Assets
fye	$153,050	$215,466
etailz	94,856	92,344
Total Company	$247,906	$307,810

Other Long Term Liabilities
fye	$27,777	$38,792
etailz	1,354	349
Total Company	$29,131	$39,141

Capital Expenditures
fye	$7,342	$24,418
etailz	1,065	254
Total Company	$8,407	$24,672

Note 2. Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year beginning February 4, 2018. The Company is continuing to assess the impact on our consolidated financial statements but will result in enhanced footnote disclosure requirements during the first quarter of fiscal 2018 including certain balance sheet activity and unsatisfied performance obligations related to certain promotional programs. The Company has determined that the adoption of this ASU will impact the timing of revenue recognition for gift card breakage. Gift card breakage is currently recognized at the point gift card redemption becomes remote. In accordance with this ASU, the Company will recognize gift card breakage in proportion to the pattern of rights exercised by the customer. Additionally, the Company has assessed and determined that our revenue recognition practices related to our current vendor-direct sales arrangements, for which the Company is the principal and recorded on a gross basis, will remain unchanged upon adoption. Based upon our preliminary assessment of potential impacts to the presentation of our consolidated financial statements primarily related to sales return reserves, our customer loyalty program, and certain other promotional programs, the Company will use a modified retrospective approach upon adoption of this ASU during the first quarter of fiscal 2018. The Company is continuing to evaluate the impact of the ASU’s expanded disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 3, 2019, and requires the modified retrospective method of adoption. The Company is in the process of determining the impact of ASU 2016-02 on its consolidated financial statements. Given the nature of the operating leases for the Company’s home office, distribution center, and stores, the Company expects an increase to the carrying value of its assets and liabilities, however, the Company continues to evaluate the impact of the ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test whereby a goodwill impairment loss is determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Rather, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 in the fourth quarter of fiscal 2017, which did not have a significant impact on the consolidated financial statements.

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

Note 3. Acquisition and Investment

Business Combination - etailz

On October 17, 2016, the Company completed the purchase of all of the issued and outstanding shares of etailz. The acquisition of etailz is part of our strategy to diversify our business into the fastest growing segment of retail: the Digital Marketplace. The Company plans to access the relationships, operational expertise, and infrastructure built by etailz to help unlock the full potential of etailz and to accelerate our progress towards being the industry leader for digital marketplace sales and expertise.

The Company paid $32.3 million in cash, issued 5.7 million shares of TWMC common stock at closing to the shareholders of etailz as consideration for their shares, and paid $4.3 million in cash advances to settle obligations of the selling shareholders. Based on the fair value of $3.56 per share on the acquisition date, the shares had a value of $20.4 million. An earn-out of up to a maximum of $14.6 million will be payable in fiscal 2018 and fiscal 2019 subject to the achievement by etailz of $6 million in operating income in fiscal 2017 and $7.5 million in fiscal 2018 as outlined in the share purchase agreement. In connection with the acquisition, the Company assumed a liability of the selling shareholders for an etailz employee bonus plan, of which $1.9 million was due and payable at closing and funded as part of the cash advances and the remaining $2.3 million will be earned over a two year service period. The acquisition and related costs were funded primarily from the Company’s cash on hand and short term borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting.

During the Company’s second quarter of fiscal 2017, the share purchase agreement with the selling shareholders of etailz was amended to provide that $11.5 million be released from the earnout escrow account and the $3.1 million remaining in the earnout escrow account may be payable in cash to the selling shareholders in 2019, subject to the achievement by etailz of operating income in excess of $15.5 million during the twenty-four month period ending February 2, 2019. In the event that etailz achieves operating income in excess of $13.5 million, but less than $15.5 million, an earnout of $1.6 million would be payable in 2019. If etailz operating income is below $13.5 million, the $3.1 million escrow would be returned to the Company.

The amount released from the earnout escrow was disbursed during the Company’s second quarter of fiscal 2017 as follows: $5.0 million to the Company for future investment to support growth initiatives, $5.0 million to the selling shareholders, and $1.5 million to the Company (to be allocated to increase the maximum amount available under the etailz employee bonus plan from $4.2 million to $5.7 million).

During fiscal 2017, the Company recorded a $3.3 million benefit related to its contingent consideration liability. The decrease in the value of the contingent consideration liability resulted from the actual financial results of etailz and the amendment of the earnout agreement as described in the paragraph above. This benefit is recorded in selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations.

In the fourth quarter of fiscal 2016, the Company recorded a $1.4 million benefit related to the contingent consideration liability. The decrease in the value of contingent liability resulted from actual fourth quarter financial results of etailz. This benefit is recorded in selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations.

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

($in thousands)
October 17, 2016
Assets (Liablilities) Acquired
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

The amount of goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and for the knowledge and expertise of, and established presence in, the digital marketplace, which do not qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of etailz is not deductible for tax purposes. There were no adjustments from preliminary purchase price accounting to final.

The results of operations of etailz are reported in the Company’s etailz segment and included in the fiscal 2016 consolidated results of operations of the Company from the date of acquisition. The following unaudited pro forma financial information for the fifty-two weeks ended January 28, 2017, presents consolidated information as if the etailz acquisition had occurred on January 31, 2016. Because of different fiscal period ends, and in order to present results for comparable periods, the unaudited pro forma financial information for the fifty-weeks ended January 28, 2017, combines (i) the Company’s historical statement of operations for the fifty-two weeks ended January 28, 2017, and (ii) etailz historical statement of operations for the period from January 1, 2016 through August 31, 2016 and October 1, 2016 through October 16, 2016. The unaudited pro forma financial information is presented after giving effect to certain adjustments for acquisition-related costs, depreciation, amortization of definite lived intangible assets, interest expense on acquisition financing, and related income tax effects. The unaudited pro forma financial information is based upon currently available information and upon certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not purport to present what the Company’s results of operations would actually have been if the aforementioned transaction had in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company’s financial position or results of operations at any future date or for any future period.

Fifty-two Weeks Ended
January 28,
2017
(in thousands)
Pro forma total revenue	$434,171
Pro forma net loss	(4,986)

Pro forma basic and diluted loss per share	$(0.14)

Pro forma weighted average number of common shares outstanding – basic and diluted	36,239

Joint Venture

On April 11, 2017, the etailz segment of the Company entered into an agreement with another party for the purpose of acquiring and selling certain retail merchandise. etailz holds a 50% economic interest in the arrangement as of February 3, 2018. The initial cash investment was $2.6 million dollars. During the fiscal year ended February 3, 2018, the Company received distributions in the amount of $2.9 million from the joint venture, of which $1.1 million was return of capital and $1.8 million was the Company’s share of joint venture income. The remaining investment of $1.5 million was included in other assets in the Company’s Consolidated Balance Sheet as of February 3, 2018.

Note 4. Goodwill and Other Intangible Assets

Goodwill is not amortized, but is tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the etailz acquisition.

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment if circumstances indicate that the carrying amount may not be recoverable.

We are continuing to amortize certain vendor relationships, technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of February 3, 2018 consisted of the following (in thousands, except weighted-average amortization period):

	February 3, 2018
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor Relationships	120	$19,100	$2,487	$16,612
Technology	60	6,700	1,738	4,962
Trade names and trademarks	60	3,200	807	2,393
		$29,000	$5,032	$23,967

The changes in net intangibles and goodwill from January 28, 2017 to February 3, 2018 were as follows:

($ in thousands)	January 28, 2017	Amortization	February 3, 2018

Amortized intangible assets:
Vendor relationships	$18,522	$1,910	$16,612
Technology	6,302	1,340	4,962
Trade names and trademarks	3,033	640	2,393
Net amortized intangible assets	$27,857	$3,890	$23,967

Unamortized intangible assets:
Goodwill	$39,191	-	$39,191
Total unamortized intangible assets	$39,191	-	$39,191

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows ($ in thousands):

Fiscal Year	Amortization

2018	3,890
2019	3,890
2020	3,890
2021	3,325
2022	1,910
Thereafter	$7,062
F-20

Note 5. Fixed Assets

Fixed assets consist of the following:

	February 3,	January 28,
	2018	2017
($ in thousands)
Fixtures and equipment	$14,403	$131,216
Leasehold improvements	9,836	43,491
Total fixed assets	24,239	174,707
Allowances for depreciation	(10,693)	(129,610)
Fixed assets, net	$13,546	$45,097

Depreciation of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year
	2017	2016	2015
($ in thousands)
Cost of sales	$645	$440	$523
Selling, general and administrative expenses	9,627	7,699	4,668
Total	$10,272	$8,139	$5,191

Depreciation expense related to the Company’s distribution center facility and related equipment is included in cost of sales. All other depreciation of fixed assets is included in SG&A expenses.

Note 6. Restricted Cash

As of February 3, 2018 and January 28, 2017, the Company had restricted cash of $12.2 million and $16.1 million, respectively.

In connection with the acquisition of etailz and under the terms of the share purchase agreement, as amended (see Note 3), the Company designated $1.5 million of the restricted cash to be made available to satisfy any indemnification claims within 18 months from the date of acquisition, and $3.2 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement, as amended.

In addition, as a result of the death of its former Chairman, the Company received $7.5 million which is held in a rabbi trust and has been classified as restricted cash on the accompanying Consolidated Balance Sheet as of February 3, 2018.

A summary of cash, cash equivalents and restricted cash is as follows (in thousands):

	February 3,	January 28,
	2018	2017
Cash and cash equivalents	$31,326	$27,974
Restricted cash	12,180	16,103
Total cash, cash equivalents and restricted cash	$43,506	$44,077

There was no restricted cash as of January 30, 2016.

Note 7. Credit Facility

In January 2017, the Company entered into a $50 million asset based credit facility (“Credit Facility”) which amended the previous credit facility. The principal amount of all outstanding loans under the Credit Facility, together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. The Credit Facility contains a provision to increase availability to $75 million during October to December of each year, as needed. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. During fiscal 2017, the Company exercised the right to increase its availability to $60 million subject to the same limitations noted above.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of February 3, 2018, the Company was compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 1.75% to 2.00% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.00%. In addition, a commitment fee of 0.25% is also payable on unused commitments.

As of February 3, 2018 and January 28, 2017, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2017 and fiscal 2016 were $11.7 million and $21.5 million, respectively. The Company had $41.0 million and $39.0 million available for borrowing as of February 3, 2018 and January 28, 2017, respectively.

Note 8. Leases

At February 3, 2018, the Company leased 260 stores under operating leases, many of which contain renewal options and escalation clauses, for periods ranging from one to ten years. Most leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume. In addition, as more fully discussed in Note 12 to Consolidated Financial Statements, the Company leases its Albany, NY distribution center and administrative offices under an operating lease from an entity controlled by the estate of its former Chairman.

Rental expense was as follows ($ in thousands):

	Fiscal Year
	2017	2016	2015
Minimum rentals	$25,033	$28,531	$30,311
Contingent rentals	—	9	13
	$25,033	$28,540	$30,324
F-22

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at February 3, 2018, are as follows ($ in thousands):

Operating Leases

2018	$25,308
2019	9,933
2020	7,899
2021	4,804
2022	1,746
Thereafter	965
Total minimum payments required	$50,655

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During fiscal 2017, fiscal 2016, and fiscal 2015, minimum rent payments based on a store’s sales volume were $0.6 million, $0.8 million and $0.9 million, respectively.

Note 9. Shareholders’ Equity

The Company classifies the repurchased shares as treasury stock on the Company’s Consolidated Balance Sheet. There were no treasury stock repurchases during fiscal 2017. During fiscal 2016, the Company repurchased 686,137 shares of common stock at an average price of $3.87 per share. During fiscal 2015, the Company repurchased 298,225 shares of common stock at an average price of $3.64 per share. Since the inception of the share repurchase program, the Company has repurchased 2,558,180 shares of common stock at an average price of $3.83 per share. The Company has approximately $12.2 million available for future purchases under its share repurchase program.

No cash dividends were paid in fiscal 2017, fiscal 2016, or fiscal 2015. The Company’s Credit Facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Note 10. Benefit Plans

401(k) Savings Plan

Each segment of the Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements.

The fye segment offers a 401(k) plan which permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. The Company matches 50% of the first 6% of employee contributions after completing one year of service. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service.

The etailz segment offers a 401(k) plan which permits participants to contribute up to the maximum allowable by IRS regulations. The Company matches 100% of the first 6% of employee contributions after completing one year of service. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of three years of service. All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years.

Total expense related to the Company’s matching contributions was approximately $525,000, $592,000 and $424,000 in fiscal 2017, 2016 and 2015, respectively.

Stock Award Plans

The Company has outstanding awards under three employee stock award plans, the 2005 Long Term Incentive and Share Award Plan, the Amended and Restated 2005 Long Term Incentive and Share Award Plan (the “Old Plans”); and the 2005 Long Term Incentive and Share Award Plan (as amended and restated April 5, 2017 (the “New Plan”). Collectively, these plans are referred to herein as the Stock Award Plans. Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans or the 1990 Plan.

Equity awards authorized for issuance under the New Plan total 5.0 million. As of February 3, 2018, of the awards authorized for issuance under the Stock Award Plans, 2.8 million were granted and are outstanding, 1.4 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at February 3, 2018 were 4.9 million. Shares available for future grants of options and other share based awards at February 3, 2018 were 1.1 million.

Total stock-based compensation expense, related to Company based Stock Award Plans, recognized in the Consolidated Statements of Operations for fiscal 2017, fiscal 2016 and fiscal 2015 was $0.6 million, $0.6 million and $0.5 million, respectively. During fiscal 2017, fiscal 2016 and fiscal 2015, the related total deferred tax benefit was $0. As of February 3, 2018, there was $0.8 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 2.5 years. Stock awards typically vest ratably over 4 years and expire ten years after the date of grant.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company common stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. As of February 3, 2018, the Company recognized $3.1 million of compensation cost related to these restricted shares. As of February 3, 2018, there was approximately $2.5 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over a weighted average period of 1.0 year.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	2017	2016	2015
Dividend yield	0%	0%	0%
Expected stock price volatility	40.1%-46.4%	38.0%-47.5%	39.7%-50.2%
Risk-free interest rate	1.74%-2.39%	1.06%-2.18%	1.32%-1.94%
Expected award life ( in years)	5.64-5.71	4.92-6.98	4.92-5.71
Weighted average fair value per share of awards granted during the year	$0.73	$1.19	$1.49
F-24

The following table summarizes information about stock awards outstanding under the Company’s Stock Award Plans as of February 3, 2018:

	Outstanding				Exercisable
			Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Exercise		Remaining	Exercise	Intrinsic		Exercise	Intrinsic
Price Range	Shares	Life	Price	Value	Shares	Price	Value
$0.00-$2.66	932,000	6.9	1.94	$—	352,000	$2.86	$—
2.67-3.50	721,000	7.2	3.35	—	480,000	6.72	—
3.51-4.87	932,914	7.6	3.95	—	479,164	3.29	—
Total	2,585,914	7.2	$3.06	$—	1,311,164	$3.29	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing common stock price of $1.60 as of February 3, 2018, which would have been received by the award holders had all award holders under the Stock Award Plans exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Date Value

Balance January 31, 2015	2,471,850	$1.73-$14.32	$6.81	237,400	$3.75
Granted	380,000	3.40-3.88	3.72	23,774	3.59
Exercised/vested	(8,000)	1.73-2.53	2.33	(50,000)	0.00
Forfeited	(18,500)	1.73-4.87	3.62	—	0.00
Canceled	(713,525)	1.73-14.32	13.28	—	0.10
Balance January 30, 2016	2,111,825	$1.73-$6.41	$4.04	211,174	$3.79
Granted	1,009,664	2.80-3.90	3.66	68,097	3.84

Exercised/vested	(18,000)	1.73-2.53	2.09	(108,344)	3.68

Forfeited	(38,250)	2.53-4.87	3.82	—	0.00
Canceled	(605,675)	2.53-6.41	5.23	—	0.00
Balance January 28, 2017	2,459,564	$1.73-$5.50	$3.58	170,927	$3.63
Granted	680,000	1.60-1.85	1.84	65,000	1.85
Exercised/vested	—	—	—	(52,500)	3.50
Forfeited	(389,500)	1.85-4.87	3.23	(5,000)	3.53
Canceled	(164,150)	3.79-5.50	5.43	-	0.00
Balance February 3, 2018	2,585,914	$1.60-$4.87	$3.06	178,427	$3.26
(1)	Other Share Awards include deferred shares granted to executives and Directors.

During fiscal 2017 and 2016, the Company did not issue any deferred shares to non-employee directors. During fiscal 2015, the Company recognized approximately $9,000 in expenses for deferred shares issued to non-employee directors.

($ in thousands)	Stock Option Exercises
	2017	2016	2015
Cash received for exercise price	—	$39	$19
Intrinsic value	—	$25	$12

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

For fiscal 2017, 2016, and 2015, net periodic benefit cost recognized under both plans totaled approximately $0.6 million, $0.8 million, and $1.0 million, respectively. The accrued pension liability for both plans was approximately $18.3 million and $18.7 million at February 3, 2018 and January 28, 2017, respectively, and is recorded within other long term liabilities on the Consolidated Balance Sheets. The accumulated benefit obligation for both plans was $18.4 million and $19.0 million for the fiscal years ended February 3, 2018 and January 28, 2017, respectively.

The following is a summary of the Company’s defined benefit pension plans as of each fiscal year-end :

Obligation and funded status:

($ in thousands)	February 3, 2018	January 28, 2017
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$18,700	$19,026
Service cost	63	61
Interest cost	555	549
Actuarial loss	177	196
Benefits paid	(1,161)	(1,132)
Benefit obligation at end of year	$18,334	$18,700

Fair value of plan assets at end of year	$-	$-

Funded status	$(18,334)	$(18,700)
Unrecognized prior service cost	-	17
Unrecognized net actuarial gain	(102)	(315)
Accrued benefit cost	$(18,436)	$(18,998)
F-26

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 3, 2018	January 28, 2017
($ in thousands)
Current liability	$(1,199)	$(1,161)
Long term liability	(17,135)	(17,539)
Add: Accumulated other comprehensive income	(102)	(298)
Net amount recognized	$(18,436)	$(18,998)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

Net Periodic Benefit Cost:	Fiscal Year
	2017	2016	2015
Service cost	$63	$61	$66
Interest cost	555	549	583
Amortization of prior service cost	17	220	342
Amortization of actuarial net gain	(36)	(14)	(34)
Net periodic benefit cost	$599	$816	$957

Other Changes in Benefit Obligations Recognized in Other Comprehensive (Income) Loss:

	2017	2016
Net prior service cost recognized as a component of net periodic benefit cost	$(17)	$(220)
Net actuarial gain recognized as a component of net periodic benefit cost	36	14
Net actuarial losses arising during the period	177	196
	196	(10)
Income tax effect	-	-
Total recognized in other comprehensive (income) loss	$196	$(10)
Total recognized in net periodic benefit cost and other comprehensive loss	$795	$806

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of February 3, 2018, January 28, 2017, and January 30, 2016 and the tax effect are summarized below.

($ in thousands)	February 3,	January 28,	January 30,
	2018	2017	2016
Net unrecognized actuarial gain	($102)	($315)	($525)
Net unrecognized prior service cost	-	17	237
Accumulated other comprehensive income	($102)	($298)	($288)
Tax expense	1,100	1,100	1,100
Accumulated other comprehensive loss	$998	$802	$812
F-27

	Fiscal Year
	2017	2016
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.42%	3.58%
Salary increase rate	3.00%	3.00%
Measurement date	Jan 31, 2018	Jan 28, 2017

	Fiscal Year
	2017	2016	2015
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.16%	3.63%	3.00%
Salary increase rate	3.00%	3.00%	3.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
($ in thousands)
2018	1,199
2019	1,199
2020	1,192
2021	1,184
2022	1,149
2023 – 2027	6,510

Accumulated Other Comprehensive Loss

($ in thousands)	Pension Benefit
January 28, 2017	($802)
Other comprehensive loss before reclassifications	(196)
February 3, 2018	($998)
F-28

Note 11. Income Taxes

Income tax benefit consists of the following:

	Fiscal Year
	2017	2016	2015
($ in thousands)
Federal - current	$(500)	$-	$-
State - current	201	215	181
Deferred	-	(6,988)	-
Income tax expense (benefit)	$(299)	$(6,773)	$181

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2017	2016	2015
Federal statutory rate	33.7%	35.0%	35.0%
State income taxes	(0.5%)	(6.0%)	4.1%
Change in valuation allowance	36.1%	(57.2%)	(39.0%)
Cash surrender value - insurance / benefit program	7.0%	4.0%	5.3%
Contingent consideration	2.6%	19.1%	—%
Change in US Federal Statutory Tax Rate	(79.4%)	—%	—%
Deferred tax benefit - acquisition	—%	196.1%	—%
Other	1.2%	(0.9%)	0.9%
Effective tax rate	0.7%	190.1%	6.3%

The Other category is comprised of various items, including the impacts of non-deductible meals, dues, penalties, and the federal current tax benefit on refundable AMT tax credit.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 3, 2018	January 28, 2017
($ in thousands)
DEFERRED TAX ASSET
Accrued Expenses	$260	$400
Inventory	-	347
Retirement and compensation related accruals	6,724	9,063
Fixed assets	7,561	1,718
Federal and state net operating loss and credit carry forwards	64,807	83,221
Real estate leases, included deferred rent	2,446	4,141
Losses on investment	827	1,268
Others	577	901
Gross deferred tax assets before valuation allowance	83,202	101,059
Less: valuation allowance	(76,810)	(89,443)
Total deferred tax assets	$6,392	$11,616

DEFERRED TAX LIABILITIES
Intangibles	$(6,193)	$(11,616)
Inventory	(199)	-
Total deferred tax liabilities	$(6,392)	$(11,616)

NET DEFERRED TAX ASSET	$-	$-
F-29

The Company has a net operating loss carryforward of $208.3 million for federal income tax purposes and approximately $273.4 million for state income tax purposes as of the end of fiscal 2017 that expire at various times through 2037 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $0.5 million, which will expire in various amounts through 2026. The Company has state tax credit carryforwards of $1.1 million, of which $0.2 million will expire in 2027 with the remainder available indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of February 3, 2018, the valuation allowance decreased to $76.8 million from $89.4 million at January 28, 2017. The decrease in the Company’s deferred tax assets was caused primarily by enactment of the Tax Cuts and Jobs Act which was enacted on December 22, 2017 and changes in certain deductible temporary differences to offset income before income taxes earned in fiscal 2017. Management will continue to assess the valuation allowance against the gross deferred assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal Year
	2017	2016	2015
($ in thousands)
Unrecognized tax benefits at beginning of year	$1,930	$1,930	$1,930
Increases in tax positions from prior years	-	-	-
Decreases in tax positions from prior years	-	-	-
Increases in tax positions for current years	-	-	-
Settlements	-	-	-
Lapse of applicable statute of limitations	-	-	-
Unrecognized tax benefits at end of year	$1,930	$1,930	$1,930

As of February 3, 2018, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2013.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Operations. During fiscal 2017, the Company accrued a provision for interest expense of $0.2 million. As of February 3, 2018, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $3.1 million, including accrued interest and penalties of $2.3 million.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act makes broad and complex change to the U.S. tax code including a significant reduction to the U.S. federal corporate tax rate from

F-30

35 percent to 21 percent effective January 1, 2018. Accordingly, the federal deferred tax assets were written down to account for the change. The write down is reflected in both the valuation allowance and the deferred tax assets which total $34.0 million. This change is also presented in the effective tax rate schedule as a reduction to the current year losses by 79.3%. The valuation allowance rate impact includes an offsetting reduction for the tax rate which results in no change to the provision for income taxes.

The Act also repeals the Corporation Alternative Minimum Tax (“AMT”) for tax years beginning after December 31, 2017.  Any AMT carryover credits will be refundable starting in the 2018 tax year, remaining credit will be fully refundable in 2021, as such, the Company recorded a current benefit in its' financial statements.

Note 12. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The original distribution center/office facility was occupied in 1985. On December 4, 2015, the Company amended and restated the lease. The lease commenced January 1, 2016, and expires on December 31, 2020.

Under the new lease dated December 4, 2015, and accounted for as an operating lease, the Company paid $1.2 million in both fiscal 2017 and fiscal 2016. Under the lease prior to December 4, 2015, the Company paid annual rent of $2.1 million in fiscal 2015. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

Sara Neblett, the wife of Josh Neblett, the Executive Advisor of etailz, was employed with the Company as the Vice President of Partner Care of etailz. Ms. Neblett received $165,250 in cash compensation during fiscal 2017.

Note 13. Commitments and Contingencies

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

F-31

entitled to unpaid compensation for overtime under the FLSA. Ms. Roper brings a nationwide collective action under the FLSA on behalf of all similarly situated Store Managers.

Note 14. Quarterly Financial Information (Unaudited)

		Fiscal 2017 Quarter Ended
	Fiscal	February 3,	October 28,	July 29,	April 29,
	2017	2018(2)	2017	2017	2017(1)
	($ in thousands, except for per share amounts)
Total Revenue	$442,856	$145,409	$93,001	$102,479	$101,967
Gross profit	143,843	40,787	31,581	35,170	36,305
Net income (loss)	($42,553)	($32,450)	($8,071)	($5,565)	$3,533
Basic and diluted income (loss) per share	($1.18)	($0.90)	($0.22)	($0.15)	$0.10

		Fiscal 2016 Quarter Ended
	Fiscal	January 28,	October 29,	July 30,	April 30,
	2016	2017	2016	2016	2016
	($ in thousands, except for per share amounts)
Total Revenue	$353,470	$147,109	$66,282	$64,349	$75,730
Gross profit	134,659	50,258	26,872	26,701	30,828
Net income (loss)	$3,211	$8,322	($483)	($4,655)	$27
Basic and diluted income (loss) per share	$0.10	$0.23	($0.02)	($0.15)	$0.00

1.	Includes $8.7 million gain from insurance proceeds.

2.	Includes $29.1 million impairment of fixed assets.
F-32

Index to Exhibits

Document Number and Description

Exhibit No.

2.1	Share Purchase Agreement by and among Trans World Entertainment Corporation, etailz, Inc., each equityholder ofetailz, Inc. and Thomas C. Simpson, as sellers’ representative, dated as of October 17, 2016 – incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 18, 2016. Commission File No. 0-14818.

2.2	Registration Rights Agreement by and among Trans World Entertainment Corporation and each holder of Consideration Shares, dated as of October 17, 2016 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 18, 2016. Commission File No. 0-14818.

2.3	Amendment No. 1 to Share Purchase Agreement by and among Trans World Entertainment Corporation, etailz Inc. and Thomas C. Simpson, as sellers’ representative, dated as of May 3, 2017 – incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 4, 2017. Commission File No. 0-14818.

3.1	Restated Certificate of Incorporation — incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation — incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws — incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

4.8	Second Amended and restated Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated January 17, 2017– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 19, 2017. Commission File No. 0-14818.
E-1

10.1	Amended and Restated Lease, dated December 4, 2015, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Entertainment Corporation, as Tenant — incorporated herein by reference to Exhibit 10.3 Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.5	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated — incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.6	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors—incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.8	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan—incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation Bonus Plan — incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.10	Trans World Entertainment Corporation Amended and Restated 2005 Long Term Incentive and Share Award Plan—incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.11	Employment Agreement, dated as of August 27, 2014 between the Company and Michael Feurer,— incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 3, 2014. Commission File No. 0-14818

10.12	Offer Letter by and between Trans World Entertainment Corporation and Josh Neblett, dated October 17, 2016— incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 18, 2016. Commission File No. 0-14818

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated May 4, 2018, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated May 4, 2018, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, pursuant to Rule 13a-14(a) or Rule 15a-14(a).
E-2

*32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated May 4, 2018, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

E-3