Form 10-Q
period 2018-05-05
TRANS WORLD ENTERTAINMENT CORP
filed 2018-06-19
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 5, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,

36,212,570 shares outstanding as of May 5, 2018

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	May 5,	February 3,	April 29,
	2018	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,509	$31,326	$15,803
Restricted cash	4,113	1,505	13,001
Accounts receivable	6,620	4,469	5,950
Merchandise inventory	110,677	109,377	127,509
Prepaid expenses and other assets	7,418	6,976	8,621
Total current assets	143,337	153,653	170,884

Restricted cash	6,354	10,675	10,496
Fixed assets, net	13,138	13,546	45,002
Goodwill	39,191	39,191	39,191
Intangible assets, net	22,995	23,967	26,886
Other assets	6,760	7,139	7,598
TOTAL ASSETS	$231,775	$248,171	$300,057

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$36,894	$41,780	$40,778
Accrued expenses and other current liabilities	9,900	11,038	11,224
Deferred revenue	7,473	8,464	8,190
Total current liabilities	54,267	61,282	60,192

Other long-term liabilities	27,059	29,131	37,624
TOTAL LIABILITIES	81,326	90,413	97,816

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,369,171, 64,305,171 and 64,252,671 shares issued, respectively)	643	643	643
Additional paid-in capital	341,946	341,103	338,842
Treasury stock at cost (28,156,601, 28,156,601 and 28,137,283 shares, respectively)	(230,145)	(230,145)	(230,144)
Accumulated other comprehensive loss	(1,003)	(998)	(797)
Retained earnings	39,008	47,155	93,697
TOTAL SHAREHOLDERS’ EQUITY	150,449	157,758	202,241
TOTAL LIABILITIES AND EQUITY	$231,775	$248,171	$300,057

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017

Net sales	$95,232	$100,752
Other revenue	1,371	1,215
Total revenue	96,603	101,967

Cost of sales	64,915	65,662
Gross profit	31,688	36,305
Selling, general and administrative expenses	40,079	41,512
Income from joint venture	(233)	—
Loss from operations	(8,158)	(5,207)

Interest expense	64	56
Gain on insurance proceeds	—	(8,835)
Other income	(79)	(15)
Income (loss) before income tax expense	(8,143)	3,587
Income tax expense	4	54
Net income (loss)	($8,147)	$3,533

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per common share	$(0.22)	$0.10

Weighted average number of common shares outstanding – basic	36,237	36,177

Diluted income (loss) per common share	$(0.22)	$0.10

Weighted average number of common shares outstanding – diluted	36,237	36,214

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

(unaudited)

	Thirteen Weeks ended
	May 5,	April 29,
	2018	2017

Net income (loss)	($8,147)	$3,533
Amortization of pension gain (loss)	5	(9)
Comprehensive income (loss)	($8,142)	$3,524

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	($8,147)	$3,533
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed assets	1,261	2,406
Amortization of intangible assets	972	972
Stock based compensation	843	768
Loss on disposal of fixed assets	10	10
Change in cash surrender value	51	(68)
Gain on life insurance asset	—	(8,859)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(2,151)	1,463
Merchandise inventory	(1,300)	(1,505)
Prepaid expenses and other current assets	(442)	(351)
Other long-term assets	(126)	(194)
Accounts payable	(4,886)	(11,529)
Accrued expenses and other current liabilities	362	527
Deferred revenue	(991)	(1,039)
Other long-term liabilities	(2,077)	(17)
Net cash used in operating activities	(16,621)	(13,883)

INVESTING ACTIVITIES:
Purchases of fixed assets	(863)	(2,321)
Proceeds from company owned life insurance	—	14,032
Investment in joint venture	—	(2,605)
Capital distributions from joint venture	454	—
Net cash (used in) provided by investing activities	(409)	9,106

FINANCING ACTIVITIES:
Payments to etailz shareholders	(1,500)	—
Net cash used in financing activities	(1,500)	—

Net decrease in cash, cash equivalents, and restricted cash	(18,530)	(4,777)
Cash, cash equivalents, and restricted cash, beginning of period	43,506	44,077
Cash, cash equivalents, and restricted cash, end of period	$24,976	$39,300

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 5, 2018 and April 29, 2017

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States. The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of May 5, 2018, the fye segment operated 253 stores totaling approximately 1.4 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility. See note 8 in the interim condensed consolidated financial statements for additional information.

In connection with the preparation of these unaudited interim condensed consolidated financial statements, the Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Trans World Entertainment Corporation, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc., all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited interim condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended February 3, 2018 contained in the Company’s Annual Report on Form 10-K filed May 4, 2018. The results of operations for the thirteen weeks ended May 5, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2019.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 3, 2018.

There have been no material changes to the accounting policies applied to our consolidated results and footnote disclosures.

Recently Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. On February 4, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective approach. The adoption of this ASU impacted the timing of revenue recognition for gift card breakage. Prior to adoption of ASU No. 2014-09, gift card breakage was recognized at the point gift card redemption became remote. In accordance with this ASU, the Company will recognize gift card breakage in proportion to the pattern of rights exercised by the customer. The adoption of this ASU also impacted presentation of our condensed consolidated financial statements related to sales return reserves. The cumulative effect of initially applying ASU No. 2014-09 was a $0.5 million decrease to the opening balance of retained earnings as of February 4, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

Note 3. Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 3, 2019, and requires the modified retrospective method of adoption. Management is progressing with implementation and continuing to evaluate the effect to the Company’s Condensed Consolidated Financial Statements and disclosures. Given the nature of the operating leases for the Company’s home office, distribution center, and stores, the Company expects an increase to the carrying value of its assets and liabilities.

Note 4. Goodwill and Other Intangible Assets

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

Identifiable intangible assets as of May 5, 2018 consisted of the following ($ in thousands):

	May 5, 2018
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$2,965	$16,135
Technology	60	6,700	2,073	4,627
Trade names and trademarks	60	3,200	967	2,233
		$29,000	$6,005	$22,995

The changes in net intangibles and goodwill from February 3, 2018 to May 5, 2018 were as follows:

($ in thousands)		February 3, 2018	Amortization	May 5, 2018

Amortized intangible assets:
Vendor relationships		$16,612	$477	$16,135
Technology		4,962	335	4,627
Trade names and trademarks		2,393	160	2,233
Net amortized intangible assets		$23,967	$972	$22,995

Unamortized intangible assets:
Goodwill		$39,191	$—	$39,191
Total unamortized intangible assets		$39,191	$—	$39,191

Amortization expense of intangible assets for the thirteen weeks ended May 5, 2018 and April 29, 2017 consisted of the following:

		Thirteen Weeks Ended
($ in thousands)		May 5, 2018	April 29, 2017

Amortized intangible assets:
Vendor relationships		$477	$477
Technology		335	335
Trade names and trademarks		160	160
Total amortization expense		$972	$972

Estimated amortization expense for the remainder of fiscal 2018 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
( $ in thousands)
2018	$2,918
2019	3,890
2020	3,890
2021	3,325
2022	1,910
2023	1,910
Thereafter	5,152

Note 5. Depreciation and Amortization

Depreciation and amortization included in the interim condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
	($ in thousands)
Cost of sales	$0	$154
Selling, general and administrative expenses	2,233	3,223
Total	$2,233	$3,377

Note 6. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table:

	Thirteen Weeks Ended
($ in thousands)	May 5, 2018	April 29, 2017
Total Revenue
fye	$54,063	$64,944
etailz	42,540	37,023
Total Company	$96,603	$101,967

Gross Profit
fye	$22,271	$26,910
etailz	9,417	9,395
Total Company	$31,688	$36,305

Loss From Operations
fye	$(5,372)	$(4,386)
etailz	(2,786)	(821)
Total Company	$(8,158)	$(5,207)

Total Assets
fye	$132,461	$201,335
etailz	99,314	98,722
Total Company	$231,775	$300,057
10

Note 7. Restricted Cash

As of May 5, 2018, the Company had restricted cash of $4.1 million and $6.4 million reported in current and other assets on the accompanying interim condensed consolidated balance sheet, respectively. As of April 29, 2017, the Company had restricted cash of $13.0 million and $10.5 million reported in current and other assets on the accompanying interim condensed consolidated balance sheet, respectively.

In connection with the acquisition of etailz and under the terms of the amended and restated share purchase agreement, the Company designated $3.2 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement.

During the thirteen weeks ended May 5, 2018, the Company paid out $1.5 million of the restricted cash to the etailz shareholders per the terms of the original etailz acquisition share purchase agreement.

In addition, as a result of the death of its former Chairman, the Company holds $7.3 million in a rabbi trust, of which $0.9 million is classified as restricted cash in current assets and $6.4 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet.

A summary of cash, cash equivalents and restricted cash is as follows ($ in thousands):

	May 5,	February 3,	April 29,
	2018	2018	2017
Cash and cash equivalents	$14,509	$31,326	$15,803
Restricted cash	10,467	12,180	23,497
Total cash, cash equivalents and restricted cash	$24,976	$43,506	$39,300

Note 8. Line of Credit

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

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of May 5, 2018, the Company was compliant with all covenants.

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

As of May 5, 2018 and April 29, 2017, the Company did not have any borrowings under the Credit Facility. The Company had $41.1 million and $35.0 million available for borrowing as of May 5, 2018 and April 29, 2017, respectively.

As of May 5, 2018, the Company had $1.2 million in outstanding letters of credit related to an import purchase. As of April 29, 2017 the Company did not have any outstanding letters of credit.

Note 9. Stock Based Compensation

As of May 5, 2018, there was approximately $2.8 million of unrecognized compensation cost related to stock option awards comprised of the following: $0.7 million was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 2.3 years; $0.2 million was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 3.0 years; and $1.9 million was related to restricted shares issued in connection with the acquisition of etailz, as discussed further below, and expected to be recognized as expense over the next 9 months.

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

Equity awards authorized for issuance under the New Plan total 5.0 million. As of May 5, 2018, of the awards authorized for issuance under the Stock Award Plans, 2.5 million were granted and are outstanding, 1.4 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at May 5, 2018 were 4.9 million.

The following table summarizes stock award activity during the thirteen weeks ended May 5, 2018:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 3, 2018	2,585,914	$3.06	7.2	183,427	$3.22
Granted	—	—	—	—	—
Canceled	(89,500)	3.21	—	—	—
Exercised	—	—	—	—	—
Balance May 5, 2018	2,496,414	$3.05	7.0	183,427	$3.22
Exercisable May 5, 2018	1,404,789	$3.19	6.0	63,427	$4.50
(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of May 5, 2018, all stock awards outstanding and exercisable had a grant price higher than the market price of the stock and had no intrinsic value.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. During the thirteen weeks ended May 5, 2018, the Company recognized $622 thousand of compensation cost related to these shares. As of May 5, 2018, there was approximately $1.9 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over the next 9 months.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs (gain) associated with Company’s defined benefit plan for the thirteen weeks ended May 5, 2018 and April 29 2017.

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirteen weeks ended May 5, 2018, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2018.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	($ in thousands)
Service cost	$14	$16
Interest cost	140	139
Amortization of pension costs	0	4
Amortization of net gain (loss) (1)	5	(9)
Net periodic pension cost	$159	$150

(1)	The amortization of net gain (loss) is related to a Director Retirement Plan previously provided by the Company.

Note 12. Basic and Diluted Loss Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company, if any. It is computed by dividing net income (loss) by the sum of the weighted average shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued for the Company’s common stock awards from the Company’s Stock Award Plans.

For the thirteen week period ended May 5, 2018, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share was the same. For the thirteen week period ended April 29, 2017, 37 thousand shares of employee stock options were considered dilutive. Total anti-dilutive stock awards for the thirteen weeks ended May 5, 2018, were approximately 2.6 million shares as compared to 2.3 million for the thirteen weeks ended April 29, 2017.

Note 13. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 2, 2019.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of February 3, 2018, the Company had a net operating loss carry forward of $208.3 million for federal income tax purposes and approximately $273.4 million for state income tax purposes that expire at various times through 2037 and are subject to certain limitations and statutory expiration periods. The Company has also recorded $0.1 million of deferred tax liability relating to the etailz segment that relates to state income tax returns that do not allow consolidated filing. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its new deferred tax assets, which remain fully reserved.

Note 14. Commitments and Contingencies

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

May 5, 2018 and April 29, 2017

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of May 5, 2018, the fye segment operated 253 stores totaling approximately 1.4 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales and Comparable Store Net Sales: The fye segment measures the rate of comparable store net sales change. A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation. Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing. Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing. The fye segment further analyzes net sales by store format and by product category. The etailz segment measures total year over year sales growth by product category and evaluates product sales by supplier.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, see Note 5 to the Condensed Consolidated Financial Statements in this report). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 5, 2018
Compared to the Thirteen Weeks Ended April 29, 2017

Segment Highlights:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Total Revenue
fye	$54,063	$64,944
etailz	42,540	37,023
Total Company	$96,603	$101,967

Gross Profit
fye	$22,271	$26,910
etailz	9,417	9,395
Total Company	$31,688	$36,305

Loss From Operations
fye	$(5,372)	$(4,386)
etailz	(2,786)	(821)
Total Company	$(8,158)	$(5,207)

Reconciliation of etailz Loss from Operations to etailz Adjusted Income (Loss) from Operations
etailz loss fom operations	$(2,786)	$(821)
Acquisition related amortization and compensation expenses (1)	2,093	1,880
etailz adjusted income (loss) from operations (2)	$(693)	$1,059

(1)	Acquisition related expenses consisted of amortization expense of intangible assets of $972 thousand and compensation expenses of $1,121 thousand.
(2)	In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%
($ in thousands)
fye revenue	$54,063	$64,944	$(10,881)	-16.8%
etailz revenue	42,540	37,023	5,517	14.9%
Total revenue	$96,603	$101,967	$(5,364)	-5.3%

Total revenue decreased 5.3% to $96.6 million for the thirteen weeks ended May 5, 2018 compared to $102.0 million in the same period last year.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%	Comp Store Net Sales
($ in thousands)
fye net sales	$52,692	63,729	$(11,037)	-17.3%	-8.5%
Other revenue	1,371	1,215	156	12.8%
Total revenue	$54,063	$64,944	$(10,881)	-16.8%
As a % of FYE net sales
Trend/Lifestyle	37.8%	32.4%			2.6%
Video (1)	31.8%	35.9%			-14.9%
Music	18.7%	21.5%			-19.9%
Electronics	11.7%	10.2%			3.1%

Store Count:	253	273	(20)	-7.3%
Total Square footage	1,394	1,513	(119)	-7.9%

(1)	Includes Video Games category, which represented 0.2% of fye fiscal first quarter net sales. Fiscal 2017 data was adjusted to include this immaterial reclassification.

Net sales. The 16.8% net sales decline from the prior year is due to a 7.3% decline in total stores in operation and an 8.5% decline in comparable store net sales.

Trend/lifestyle:

fye stores offer a selection of trend/lifestyle products that primarily relate to theatrical, music, and gaming releases. The trend/lifestyle category increased 2.6% on a comparable store sales basis in fiscal 2018. The trend/lifestyle category represented 37.8% of the Company’s total net sales for the thirteen weeks ended May 5, 2018 versus 32.4% in the comparable quarter last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew comparable store sales in this category by strengthening its assortment of consumables and collectables, as well as by improving the product presentation and value proposition.

Video:

Comparable store net sales in the video category decreased 14.9% during the thirteen weeks ended May 5, 2018. The video category represented 31.8% of total net sales for the thirteen weeks ended May 5, 2018 compared to 35.9% in the comparable quarter last year, as the fye segment is shifting its product mix to growing categories of entertainment and pop culture related merchandise.

Music:

Comparable store net sales in the music category decreased 19.9% during the thirteen weeks ended May 5, 2018. The music category represented 18.7% of total net sales for the thirteen weeks ended May 5, 2018 compared to 21.5% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category increased 3.1% during the thirteen weeks ended May 5, 2018. Electronics net sales represented 11.7% of total net sales for the thirteen weeks ended May 5, 2018 compared to 10.2% in the comparable quarter last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.4 million and $1.2 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

etailz Segment

etailz revenue for the thirteen weeks ended May 5, 2018 was $42.5 million, a 14.9% increase when compared to the same 13 week period in the prior fiscal year. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art. During the thirteen weeks ended May 5, 2018, etailz sold approximately 31,000 SKUs from over 2,200 suppliers, compared to approximately 19,000 SKUs from over 1,800 suppliers during the thirteen weeks ended April 29, 2017.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	Thirteen Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%
($ in thousands)
fye gross profit	$22,271	$26,910	$(4,639)	-17.2%
etailz gross profit	9,417	9,395	22	0.2%
Total gross profit	$31,688	$36,305	$(4,617)	-12.7%

fye gross profit as a % of fye revenue	41.2%	41.4%
etailz gross profit as a % of etailz revenue	22.1%	25.4%
Total gross profit as a % of total revenue	32.8%	35.6%

Gross profit decreased 12.7% to $31.7 million for the thirteen weeks ended May 5, 2018 compared to $36.3 million for the thirteen weeks ended April 29, 2017.

fye Segment

fye gross profit as a percentage of total revenue for the thirteen weeks ended May 5, 2018 was 41.2% compared to 41.4% for the thirteen weeks ended April 29, 2017.

etailz Segment

etailz gross profit as a percentage of revenue for the thirteen weeks ended May 5, 2018 was 22.1% versus 25.4% for the thirteen weeks ended April 29, 2017. The decrease in gross profit as a percentage of sales was due to increased warehousing and fulfillment fees.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%
	($ in thousands)
fye SG&A, excluding depreciation and amortization	$26,489	$29,095	($2,606)	-9.0%
As a % of total fye revenue	49.0%	44.8%		4.2%

etailz SG&A, excluding depreciation and amortization	11,357	9,194	2,163	23.5%
As a % of total etailz revenue	26.7%	24.8%

Depreciation and amortization	2,233	3,223	(990)	-30.7%

Total SG&A	$40,079	$41,512	($1,433)	-3.5%

As a % of total revenue	41.5%	40.7%

SG&A expenses decreased $1.4 million or 3.5%.

fye Segment

fye SG&A, excluding depreciation and amortization expenses, decreased $2.6 million, or 9.0%. As a percentage of fye revenue, SG&A expenses in the fye segment were 49.0% compared to 44.8% for the same quarter last year. The increase in the rate was primarily due to the comp sales decline.

etailz Segment

etailz SG&A, excluding depreciation and amortization expenses, increased $2.2 million primarily due to higher marketplace commissions on the higher sales, and investments in product identification and sourcing, technology, and diversification.

Depreciation and amortization expense. Consolidated depreciation and amortization expense decreased $1.0 million primarily due to the $29.1 million net decrease in carrying value of fixed assets, resulting from impairment charges recorded for the fye segment, during the fourth quarter of fiscal 2017. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

Income from Joint Venture. Income from joint venture was $233 thousand during the thirteen weeks ended May 5, 2018.

Interest Expense. Interest expense was approximately $64 thousand during the thirteen weeks ended May 5, 2018 compared to $56 thousand during the thirteen weeks ended April 29, 2017.

Gain on Insurance Proceeds. During the thirteen weeks ended April 29, 2017, the fye segment recorded an $8.8 million gain on insurance proceeds related to the death of the Company’s former Chairman.

Other Income. Other income was $79 thousand dollars during the thirteen weeks ended May 5, 2018 compared to $15 thousand dollars in the same period last year.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended May 5, 2018.

Net Income. The following table sets forth a period over period comparison of the Company’s net income:

	Thirteen Weeks ended
	May 5, 2018	April 29, 2017	Change

Income (loss) before income tax	($8,143)	$3,587	($11,730)
Income tax expense	4	54	(50)
Net income (loss)	($8,147)	$3,533	($11,680)

LIQUIDITY

Liquidity and Cash Flows:

In connection with the preparation of the interim condensed consolidated financial statements, the Company conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance, or the date of availability, of the financial statements to be issued, noting that there was no evidence that would give rise to a substantial doubt of the entity’s ability to continue as a going concern.

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility. See Note 8 to the Company’s interim condensed consolidated financial statements. The Company does not expect any material changes in the mix (between equity and debt) or the relative cost of capital resources during fiscal 2018.

The following table sets forth a summary of key components of cash flow and working capital:

		As of and for the Thirteen Weeks ended		Change
($ in thousands)		May 5, 2018	April 29, 2017	$
Operating Cash Flows		$(16,621)	$(13,883)	$(2,738)
Investing Cash Flows		(409)	9,106	(9,515)
Financing Cash Flows		(1,500)	—	(1,500)

Capital Expenditures	(1)	(863)	(2,321)	1,458

Cash, Cash Equivalents, and Restricted Cash	(2)	24,976	39,300	(14,324)
Merchandise Inventory		110,677	127,509	(16,832)
Working Capital		89,070	110,692	(21,622)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per interim condensed consolidated balance sheets	$14,509	$15,803	$(1,294)
	Add: restricted cash	10,467	23,497	(13,030)
	Cash, cash equivalents, and restricted cash	$24,976	$39,300	$(14,324)

Cash used in operations was $16.6 million primarily due to net loss of $8.1 million, $2.2 million increase in accounts receivable, $1.3 million increase in inventory, a $4.9 million seasonal reduction of accounts payable, and a $2.1 million decrease in other long term liabilities, offset by depreciation and amortization of $2.2 million. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used in investing activities was $0.4 million for the thirteen weeks ended May 5, 2018, which consisted of $0.9 million in capital expenditures, offset by a $0.5 million of capital distributions from the joint venture. Cash provided by investing activities for the thirteen weeks ended April 29, 2017, included proceeds from Company owned life insurance and SERP benefits of $14.0 million.

Cash used in financing activities was $1.5 million for the thirteen weeks ended May 5, 2018, which was comprised entirely of a payment to etailz shareholders as per the original etailz acquisition share purchase agreement.

Capital Expenditures. During the thirteen weeks ended May 5, 2018, the Company made capital expenditures of $0.9 million. The Company currently plans to spend approximately $3.0 million for capital expenditures during fiscal 2018.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the year ended February 3, 2018 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements. There have been no material changes or modifications to the policies since February 3, 2018.

Recent Accounting Pronouncements:

The information set forth under Note 2 , Recently Adopted Accounting Pronouncements section, and Note 3, Recently Issued Accounting Pronouncements, contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: adjusted operating income (loss) for the etailz segment and SG&A excluding depreciation and amortization, expenses for each reporting segment. A non-GAAP measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for SG&A, operating earnings, net earnings from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. Non-GAAP items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

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

The Company calculates SG&A, excluding depreciation and amortization expenses for each reporting segment, to evaluate its own operating performance and as an integral part of its planning process. The Company presents SG&A, excluding depreciation and amortization expenses, as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, income before income taxes would be reduced by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 5, 2018, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 3, 2018.

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
27

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 19, 2018	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

June 19, 2018	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
28