Form 10-Q
period 2018-08-04
TRANS WORLD ENTERTAINMENT CORP
filed 2018-09-18
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO __________________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
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

Common Stock, $.01 par value,

36,225,824 shares outstanding as of August 4, 2018

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	August 4,	February 3,	July 29,
	2018	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,477	$31,326	$13,985
Restricted cash	4,116	1,505	1,502
Accounts receivable	6,509	4,469	6,445
Merchandise inventory	114,920	109,377	126,687
Prepaid expenses and other assets	8,937	6,976	7,024
Total current assets	138,959	153,653	155,643

Restricted cash	6,147	10,675	10,682
Fixed assets, net	12,648	13,546	43,876
Goodwill	39,191	39,191	39,191
Intangible assets, net	22,023	23,967	25,914
Other assets	6,119	7,139	8,033
TOTAL ASSETS	$225,087	$248,171	$283,339

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,200	$41,780	$37,169
Short-term borrowings	6,341	—	—
Accrued expenses and other current liabilities	9,508	11,038	9,688
Deferred revenue	6,810	8,464	7,732
Total current liabilities	56,859	61,282	54,589

Contingent consideration	—	—	2,115
Other long-term liabilities	26,533	29,131	29,175
TOTAL LIABILITIES	83,392	90,413	85,879

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,386,671, 64,305,171 and 64,255,171 shares issued, respectively)	644	643	643
Additional paid-in capital	342,710	341,103	339,624
Treasury stock at cost (28,160,847, 28,156,601 and 28,138,116 shares, respectively)	(230,149)	(230,145)	(230,145)
Accumulated other comprehensive loss	(1,008)	(998)	(793)
Retained earnings	29,498	47,155	88,131
TOTAL SHAREHOLDERS’ EQUITY	141,695	157,758	197,460
TOTAL LIABILITIES AND EQUITY	$225,087	$248,171	$283,339

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Net sales	$101,039	$100,914	$196,271	$201,665
Other revenue	1,135	1,565	2,506	2,781
Total revenue	102,174	102,479	198,777	204,446

Cost of sales	70,001	67,309	134,916	132,971
Gross profit	32,173	35,170	63,861	71,475
Selling, general and administrative expenses	41,562	40,539	81,409	82,051
Loss from operations	(9,389)	(5,369)	(17,548)	(10,576)

Interest expense	103	59	166	115
Loss (gain) on insurance proceeds	—	129	—	(8,706)
Other income	(49)	(43)	(128)	(57)
Loss before income tax expense	(9,443)	(5,514)	(17,586)	(1,928)
Income tax expense	67	51	71	105
Net loss	$(9,510)	$(5,565)	$(17,657)	$(2,033)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	$(0.26)	$(0.15)	$(0.49)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	36,352	36,179	36,295	36,179

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Net loss	($9,510)	($5,565)	($17,657)	($2,033)

Amortization of pension loss	(5)	(5)	(10)	(10)

Comprehensive loss	($9,515)	($5,570)	($17,667)	($2,043)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	August 4,	July 29,
	2018	2017
OPERATING ACTIVITIES:
Net loss	($17,657)	($2,033)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of fixed assets	2,563	4,932
Amortization of intangible assets	1,944	1,943
Stock based compensation	1,603	1,550
Adjustment to contingent consideration	—	(1,437)
Loss on disposal of fixed assets	135	448
Change in cash surrender value	(44)	(137)
Gain on life insurance asset	—	(8,706)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(2,040)	640
Merchandise inventory	(5,543)	(683)
Prepaid expenses and other current assets	(1,961)	1,247
Other long-term assets	(73)	(720)
Accounts payable	(7,580)	(15,138)
Accrued expenses and other current liabilities	(30)	(1,010)
Deferred revenue	(1,654)	(1,497)
Other long-term liabilities	(2,607)	98
Net cash used in operating activities	(32,944)	(20,503)

INVESTING ACTIVITIES:
Purchases of fixed assets	(1,800)	(4,166)
Proceeds from company owned life insurance	—	14,336
Investment in joint venture	—	(2,575)
Capital distributions from joint venture	1,137	—
Net cash (used in) provided by investing activities	(663)	7,595

FINANCING ACTIVITIES:
Proceeds from short term borrowings	6,341	—
Payments to etailz shareholders	(1,500)	(5,000)
Net cash provided by (used in) financing activities	4,841	(5,000)

Net decrease in cash, cash equivalents, and restricted cash	(28,766)	(17,908)
Cash, cash equivalents, and restricted cash, beginning of period	43,506	44,077
Cash, cash equivalents, and restricted cash, end of period	$14,740	$26,169

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

August 4, 2018 and July 29, 2017

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of August 4, 2018, the fye segment operated 241 stores totaling approximately 1.3 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity and Cash Flows:

The Company’s primary sources of working capital are cash provided by operations and borrowing capacity under its revolving credit facility. The Company’s cash flows fluctuate from quarter to quarter due to various items, including seasonality of sales and earnings, merchandise inventory purchases and returns, the related terms on the purchases and capital expenditures. Management believes it will have adequate resources to fund its cash needs including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments and anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 8 in the interim condensed consolidated financial statements.

In connection with the preparation of these unaudited interim condensed consolidated financial statements, the Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Trans World Entertainment Corporation, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc., all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes as of and for the year ended February 3, 2018 contained in the Company’s Annual Report on Form 10-K filed May 4, 2018. The results of operations for the thirteen and twenty-six weeks ended August 4, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2019.

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

Note 3. Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which will replace most existing lease accounting guidance in U.S. GAAP. The core principle of this ASU is that an entity should recognize the rights and obligations resulting from leases as assets and liabilities. The new standard requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. The new standard will be effective for the Company’s fiscal year beginning February 3, 2019, and requires the modified retrospective method of adoption. Management is progressing with implementation and continuing to evaluate the effect to the Company’s Consolidated Financial Statements and disclosures. Given the nature of the operating leases for the Company’s home office, distribution center, and retail stores, the Company expects an increase to the carrying value of its assets and liabilities.

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

The determination of the fair value of intangible assets and liabilities acquired in a business acquisition is subject to certain estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of etailz consist of vendor relationships, technology, and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Identifiable intangible assets as of August 4, 2018 consisted of the following ($ in thousands):

	August 4, 2018
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$3,442	$15,658
Technology	60	6,700	2,408	4,292
Trade names and trademarks	60	3,200	1,127	2,073
		$29,000	$6,977	$22,023

The changes in net intangibles and goodwill from February 3, 2018 to August 4, 2018 were as follows:

($ in thousands)	February 3, 2018	Amortization	August 4, 2018

Amortized intangible assets:
Vendor relationships	$16,612	$954	$15,658
Technology	4,962	670	4,292
Trade names and trademarks	2,393	320	2,073
Net amortized intangible assets	$23,967	$1,944	$22,023

Unamortized intangible assets:
Goodwill	$39,191	$—	$39,191
Total unamortized intangible assets	$39,191	$—	$39,191

Amortization expense of intangible assets for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 consisted of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Amortized intangible assets:
Vendor relationships	$477	$470	$954	$953
Technology	335	335	670	670
Trade names and trademarks	160	160	320	320
Total amortization expense	$972	$965	$1,944	$1,943
9

Estimated amortization expense for the remainder of fiscal 2018 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
($ in thousands)
2018	$1,946
2019	3,890
2020	3,890
2021	3,325
2022	1,910
2023	1,910
Thereafter	5,152

Note 5. Depreciation and Amortization

Depreciation and amortization included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
($ in thousands)	2018	2017	2018	2017

Cost of sales	$—	$157	$—	$311
Selling, general and administrative expenses	2,274	3,341	4,507	6,564
Total	$2,274	$3,498	$4,507	$6,875

Note 6. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Total Revenue
fye	$50,545	$58,958	$104,608	$123,902
etailz	51,629	43,521	94,169	80,544
Total Company	$102,174	$102,479	$198,777	$204,446

Gross Profit
fye	$20,634	$25,085	$42,905	$51,995
etailz	11,539	10,085	20,956	19,480
Total Company	$32,173	$35,170	$63,861	$71,475

Income (Loss) From Operations
fye	$(6,629)	$(5,467)	$(12,001)	$(9,853)
etailz	(2,760)	98	(5,547)	(723)
Total Company	$(9,389)	$(5,369)	$(17,548)	$(10,576)

Total Assets As of August 4, 2018 and As of July 29, 2017

			August 4, 2018	July 29, 2017
fye			$121,750	$184,250
etailz			103,337	99,089
Total Company			$225,087	$283,339
10

Note 7. Restricted Cash

As of August 4, 2018, the Company had restricted cash of $4.1 million and $6.2 million reported in current and other assets on the accompanying condensed consolidated balance sheet, respectively. As of July 29, 2017, the Company had restricted cash of $1.5 million and $10.7 million reported in current and other assets on the accompanying condensed consolidated balance sheet, respectively.

In connection with the acquisition of etailz and under the terms of the amended and restated share purchase agreement, the Company designated $3.2 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement, which is classified as restricted cash in current assets as of August 4, 2018 on the accompanying interim condensed consolidated balance sheet.

In addition, as a result of the death of its former Chairman, the Company holds $7.1 million in a rabbi trust, of which $0.9 million is classified as restricted cash in current assets and $6.2 million is classified as restricted cash in other assets of August 4, 2018 on the accompanying interim condensed consolidated balance sheet.

A summary of cash, cash equivalents and restricted cash is as follows ($ in thousands):

	August 4,	February 3,	July 29,
	2018	2018	2017
Cash and cash equivalents	$4,477	$31,326	$13,985
Restricted cash	10,263	12,180	12,184
Total cash, cash equivalents and restricted cash	$14,740	$43,506	$26,169

During the twenty-six weeks ended August 4, 2018, the Company paid out $1.5 million of the restricted cash to the etailz shareholders per the terms of the original etailz acquisition share purchase agreement.

Note 8. Short Term Borrowings

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

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of August 4, 2018, the Company was compliant with all covenants.

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

As of August 4, 2018, borrowings under the credit facility were $6.3 million. There were no borrowings under the credit facility as of July 29, 2017. The Company had $29.9 million and $37.0 million available for borrowing as of August 4, 2018 and July 29, 2017, respectively.

As of August 4, 2018, the Company had $1.1 million in outstanding letters of credit related to an import purchase. As of July 29, 2017 the Company did not have any outstanding letters of credit.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short term maturity.

Note 9. Stock Based Compensation

As of August 4, 2018, there was approximately $2.2 million of unrecognized compensation cost related to stock option awards comprised of the following: $0.8 million was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 2.4 years; $0.2 million was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 4.0 years; and $1.2 million was related to restricted shares issued in connection with the acquisition of etailz, as discussed further below, and expected to be recognized as expense over the next six months.

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

Equity awards authorized for issuance under the New Plan total 5.0 million. As of August 4, 2018, of the awards authorized for issuance under the Stock Award Plans, 3.0 million were granted and are outstanding, 1.6 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at August 4, 2018 were 4.4 million.

The following table summarizes stock award activity during the twenty-six weeks ended August 4, 2018:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 3, 2018	2,585,914	$3.06	7.2	183,427	$3.22
Granted	505,000	0.98	10.0	135,484	0.98
Forfeited	—	—	—	—	—
Canceled	(110,000)	3.29	—	—	—
Exercised	—	—	—	(17,500)	3.53
Balance August 4, 2018	2,980,914	$2.70	7.3	301,411	$2.35
Exercisable August 4, 2018	1,584,539	$3.25	5.9	128,911	$2.85

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of August 4, 2018, all stock awards outstanding and exercisable had a grant price higher than the market price of the stock and had no intrinsic value.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. During the thirteen and twenty-six weeks ended August 4, 2018, the Company recognized $0.6 million and $1.2 million of compensation cost related to these shares, respectively. As of August 4, 2018, there was approximately $1.2 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over the next six months.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs associated with Company’s defined benefit plan for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017.

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a limited number of executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the twenty-six weeks ended August 4, 2018, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2018.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
($ in thousands)	2018	2017	2018	2017

Service cost	$14	$16	$28	$32
Interest cost	140	139	280	278
Amortization of pension costs	—	4	—	8
Amortization of net gain (1)	(5)	(9)	(10)	(18)
Net periodic pension cost	$149	$150	$298	$300

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and twenty-six week periods ended August 4, 2018 and July 29, 2017, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen and twenty-six weeks ended August 4, 2018 were approximately 3.1 million shares and 2.9 million shares, respectively, as compared to 3.1 million shares and 2.7 million shares, respectively, for the thirteen and twenty-six weeks ended July 29, 2017.

Note 13. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 2, 2019. The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of February 3, 2018, the Company had a net operating loss carry forward of $208.3 million for federal income tax purposes and approximately $273.4 million for state income tax purposes that expire at various times through 2037 and are subject to certain limitations and statutory expiration periods. The Company has also recorded $0.1 million of deferred tax liability relating to the etailz segment that relates to state income tax returns that do not allow consolidated filing. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

Legal matters are defended and handled in the ordinary course of business. The Company has not established an accrual for the matters noted above as a loss is not considered to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation will have a material adverse impact on our results of operations, financial position, or cash flows.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

August 4, 2018 and July 29, 2017

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

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of August 4, 2018, the fye segment operated 241 stores totaling approximately 1.3 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. fye stores offer predominantly entertainment products. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations, see Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q). SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios: The Company views cash, net inventory investment (merchandise inventory less accounts payable) and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended August 4, 2018

Compared to the Thirteen and Twenty-six Weeks Ended July 29, 2017

Segment Highlights ($ in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total Revenue
fye	$50,545	$58,958	$104,608	$123,902
etailz	51,629	43,521	94,169	80,544
Total Company	$102,174	$102,479	$198,777	$204,446

Gross Profit
fye	$20,634	$25,085	$42,905	$51,995
etailz	11,539	10,085	20,956	19,480
Total Company	$32,173	$35,170	$63,861	$71,475

Income (Loss) From Operations
fye	$(6,629)	$(5,467)	$(12,001)	$(9,853)
etailz	(2,760)	98	(5,547)	(723)
Total Company	$(9,389)	$(5,369)	$(17,548)	$(10,576)

Reconciliation of etailz Income (Loss) from Operations to etailz Adjusted Income (Loss) from Operations
etailz income (loss) fom operations	$(2,760)	$98	$(5,547)	$(723)
Acquisition related intangibles amortization	972	965	1,944	1,943
Acquisition related compensation expense, net of contingency benefit	1,118	(319)	2,240	583
etailz adjusted income (loss) from operations (1)	$(670)	$744	$(1,363)	$1,803

(1) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change

	August 4, 2018	July 29, 2017	$	%	August 4, 2018	July 29, 2017	$	%
($ in thousands)
fye revenue	$50,545	58,958	$(8,413)	-14.3%	$104,608	123,902	$(19,294)	-15.6%
etailz revenue	51,629	43,521	8,108	18.6%	94,169	80,544	13,625	16.9%
Total revenue	$102,174	$102,479	$(305)	-0.3%	$198,777	$204,446	$(5,669)	-2.8%

Total revenue decreased 0.3% and 2.8% for the thirteen and twenty-six weeks ended August 4, 2018 as compared to the same period last year.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change			Twenty-six Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%	Comp Store Net Sales	August 4, 2018	July 29, 2017	$	%	Comp Store Net Sales
($ in thousands)
fye net sales	$49,410	$57,393	$(7,983)	-13.9%	-6.7%	$102,102	$121,121	$(19,019)	-15.7%	-7.6%
Other revenue	1,135	1,565	(430)	-27.5%		2,506	2,781	(275)	-9.9%
Total revenue	$50,545	$58,958	$(8,413)	-14.3%		$104,608	$123,902	$(19,294)	-15.6%

As a % of fye net sales
Trend/Lifestyle	40.9%	37.0%			-1.7%	39.3%	34.6%			0.4%
Video (1)	29.0%	31.2%			-9.9%	30.5%	33.6%			-12.6%
Music	18.4%	20.6%			-14.4%	18.5%	21.1%			-17.4%
Electronics	11.7%	11.2%			1.4%	11.7%	10.7%			2.3%
	100.0%	100.0%				100.0%	100.0%

Store Count:						241	269	(28)	-10.4%

Total Square footage						1,338,638	1,497,500	(158,862)	-10.6%

(1)	Includes Video Games category, which represented 0.1% of fye fiscal second quarter net sales. Fiscal 2017 data was adjusted to include this immaterial reclassification.

Net sales. Net sales decreased 13.9% and 15.7% during the thirteen weeks and twenty-six weeks ended August 4, 2018 as compared to the same period last year. The decline in net sales resulted from a 10.4% decline in total stores in operation and a 6.7% and 7.6% decline in comparable store net sales for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

Trend/Lifestyle:

Comparable store net sales in the trend/lifestyle category decreased 1.7% during the thirteen weeks ended August 4, 2018 and increased 0.4% for the twenty-six weeks ended August 4, 2018, impacted by fidget spinners sales which represented 4% of sales in the second quarter last year. Trend/lifestyle products represented 40.9% and 39.3% of total net sales for the thirteen and twenty-six weeks ended August 4, 2018, respectively, compared to 37.0% and 34.6% in the comparable periods last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise.

Video:

Comparable store sales in the video category decreased 9.9% and 12.6% during the thirteen and twenty-six week periods ended August 4, 2018, respectively. The video category represented 29.0% and 30.5% of total net sales for the thirteen and twenty-six weeks ended August 4, 2018, respectively, compared to 31.2% and 33.6% in the comparable periods last year due to continued industry-wide decline in physical media sales

Music:

During the thirteen and twenty-six weeks ended August 4, 2018, music sales in comparable stores decreased 14.4% and 17.4%, respectively, versus the thirteen and twenty-six weeks ended July 29, 2017. The music category represented 18.4% and 18.5% of total net sales for the thirteen and twenty-six weeks ended August 4, 2018, respectively, compared to 20.6% and 21.1% for the thirteen and twenty-six weeks ended July 29, 2017 due to continued industry-wide decline in physical media sales.

Electronics:

Comparable store net sales in the electronics category increased 1.4% and 2.3% during the thirteen and twenty-six weeks ended August 4, 2018, respectively. Electronics net sales represented 11.7% of total net sales for both the thirteen and twenty-six weeks ended August 4, 2018, compared to 11.2% and 10.7% in the comparable periods last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.1 million and $2.5 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, compared to $1.6 million and $2.8 million in the comparable periods last year. The decline in other revenue was primarily due to lower number of stores in operation.

etailz Segment

etailz reported sales of $51.6 million and $94.2 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively compared to $43.5 million and $80.5 million sales for the thirteen and twenty-six weeks ended July 29, 2017. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art. During the twenty-six weeks ended August 4, 2018, etailz sold approximately 31,000 SKUs from approximately 2,200 suppliers, compared to approximately 21,000 SKUs from approximately 1,700 suppliers during the twenty-six weeks ended July 29, 2017.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change

	August 4, 2018	July 29, 2017	$	%	August 4, 2018	July 29, 2017	$	%
($ in thousands)
fye gross profit	$20,634	$25,085	$(4,451)	-17.7%	$42,905	$51,995	$(9,090)	-17.5%
etailz gross profit	11,539	10,085	1,454	14.4%	20,956	19,480	1,476	7.6%
Total gross profit	$32,173	$35,170	$(2,997)	-8.5%	$63,861	$71,475	$(7,614)	-10.7%

fye gross profit as a % of fye revenue	40.8%	42.5%			41.0%	42.0%
etailz gross profit as a % of etailz revenue	22.3%	23.2%			22.3%	24.2%
Total gross profit as a % of total revenue	31.5%	34.3%			32.1%	35.0%

Gross profit decreased 8.5% to $32.2 million for the thirteen weeks ended August 4, 2018 compared to $35.2 million for the thirteen weeks ended July 29, 2017. For the twenty-six weeks ended August 4, 2018, gross profit decreased 10.7% to $63.9 million compared to $71.5 million for the comparable period last year.

fye Segment

fye gross profit as a percentage of total revenue for the thirteen and twenty-six weeks ended August 4, 2018 was 40.8% and 41.0%, respectively, compared to 42.5% and 42.0% for the comparable periods last year. The decline in rate was primarily driven by a higher number of closing stores during the quarter this year, and higher gross margin related to fidget spinners last year.

etailz Segment

etailz gross profit as a percentage of total revenue for both the thirteen and twenty-six weeks ended August 4, 2018 was 22.3%, compared to 23.2% and 24.2% for the comparable periods last year. The decline in the gross profit rate was primarily due to higher marketplace fulfillment and warehousing fees.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change
($ in thousands)	August 4, 2018	July 29, 2017	$	%	August 4, 2018	July 29, 2017	$	%

fye SG&A, excluding depreciation and amortization	$26,103	$28,226	($2,123)	-7.5%	$52,592	$57,321	($4,729)	-8.3%
As a % of total fye revenue	51.6%	47.9%			50.3%	46.3%

etailz SG&A, excluding depreciation and amortization	13,185	8,972	4,213	47.0%	24,310	18,166	6,144	33.8%
As a % of total etailz revenue	25.2%	20.6%			25.9%	21.8%

Depreciation and amortization	2,274	3,341	(1,067)	-31.9%	4,507	6,564	(2,057)	-31.3%

Total SG&A	$41,562	$40,539	$1,023	2.5%	$81,409	$82,051	($642)	-0.8%

As a % of total revenue	40.5%	39.6%			41.0%	40.1%

SG&A expenses increased $1.0 million and decreased $0.6 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

fye Segment

fye SG&A, excluding depreciation and amortization expenses, decreased $2.1 million, or 7.5%, and $4.7 million, or 8.3%, for the thirteen and twenty-six weeks ended August 4, 2018, respectively. As a percentage of fye revenue, SG&A expenses in the fye segment for the thirteen and twenty-six weeks ended August 4, 2018 were 51.6% and 50.3%, respectively, compared to 47.9% and 46.3% for the same period last year. The decline in SG&A expenses was due to fewer stores in operation. The increase in the rate was primarily due to the comparable sales decline.

etailz Segment

etailz SG&A, excluding depreciation and amortization expenses, increased $4.2 million and $6.1 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively. As a percentage of etailz revenue, SG&A expenses in the etailz segment for the thirteen and twenty-six weeks ended August 4, 2018 were 25.2% and 25.9%, respectively, compared to 20.6% and 21.8% for the same period last year. The increase in SG&A expenses was due to investments in product identification and sourcing, technology, platform diversification, in addition to higher marketplace commissions on the higher sales.

Depreciation and amortization. Consolidated depreciation and amortization expense decreased $1.1 million and $2.1 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, primarily due to the $29.1 million net decrease in carrying value of fixed assets, resulting from impairment charges recorded for the fye segment, during the fourth quarter of fiscal 2017. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

Income from Joint Venture. Income from joint venture was $83 thousand during the twenty-six weeks ended August 4, 2018.

Interest Expense. Interest expense was $103 thousand and $166 thousand during the thirteen and twenty-six weeks ended August 4, 2018, respectively. Interest expense consisted primarily of unused commitment fees and the amortization of fees related to the Company’s credit facility. Interest expense during the thirteen and twenty-six weeks ended July 29, 2017 was $59 thousand and $115 thousand, respectively. The increase in interest expense was due to borrowings under the credit facility as discussed in Note 8 to the condensed consolidated financial statements.

Gain on Insurance Proceeds. During the twenty-six weeks ended July 29, 2017, the fye segment recorded an $8.7 million gain on insurance proceeds related to the death of the Company’s former Chairman.

Other Income. Other income was $49 thousand and $128 thousand during the thirteen and twenty-six weeks ended August 4, 2018, respectively, compared to $43 thousand and $57 thousand for the same periods last year.

Income Tax Expense. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. There were insignificant tax expense amounts recorded during the thirteen and twenty-six weeks ended August 4, 2018 and comparative periods last year due to the losses recognized each period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks ended			Twenty-six Weeks ended
	August 4,	July 29,		August 4,	July 29,
($ in thousands)	2018	2017	Change	2018	2017	Change

Loss before income tax	$(9,443)	$(5,514)	$(3,929)	$(17,586)	$(1,928)	$(15,658)
Income tax expense	67	51	16	71	105	(34)
Net loss	$(9,510)	$(5,565)	$(3,945)	$(17,657)	$(2,033)	$(15,624)

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

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 8 in the interim condensed consolidated financial statements.

In connection with the preparation of these unaudited interim condensed consolidated financial statements, the Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the
			Twenty-six Weeks Ended		Change
			August 4,	July 29,
	($ in thousands)		2018	2017	$
	Operating Cash Flows		(32,944)	(20,503)	(12,441)
	Investing Cash Flows		(663)	7,595	(8,258)
	Financing Cash Flows		4,841	(5,000)	9,841

	Capital Expenditures	(1)	(1,800)	(4,166)	2,366
	Cash, Cash Equivalents, and Restricted Cash	(2)	14,740	26,169	(11,429)
	Merchandise Inventory		114,920	126,687	(11,767)
	Working Capital		82,100	101,054	(18,954)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per interim condensed consolidated balance sheets		$4,477	$13,985	$(9,508)
	Add: restricted cash		10,263	12,184	(1,921)

	Cash, cash equivalents, and restricted cash		$14,740	$26,169	$(11,429)

Cash used in operations was $32.9 million for the twenty-six weeks ended August 4, 2018, primarily due to a net loss of $17.7 million, adding back depreciation and amortization of $4.5 million and non-cash compensation of $1.6 million, less $2.0 million increase in accounts receivable, $5.5 million seasonal increase in inventory, $2.0 million increase in prepaid expenses, and reductions in accounts payable, deferred revenue, and other long-term liabilities of $7.6 million, $1.7 million, and $2.6 million, respectively. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used in investing activities was $0.7 million for the twenty-six weeks ended August 4, 2018, which consisted of $1.8 million in capital expenditures, offset by $1.1 million of capital distributions from the joint venture.

Cash provided by financing activities for the twenty-six weeks ended August 4, 2018, was comprised of $6.3 million proceeds from short-term borrowings, offset by a $1.5 million payment to the etailz shareholders as per the original etailz acquisition share purchase agreement.

Capital Expenditures. During the thirteen and twenty-six weeks ended August 4, 2018, respectively, the Company made capital expenditures of $0.9 million and $1.8 million, respectively. The Company currently plans to spend approximately $3.0 million for capital expenditures during fiscal 2018.

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

Recent Accounting Pronouncements:

The information set forth under Note 2, Recently Adopted Accounting Pronouncements section, and Note 3, Recently Issued Accounting Pronouncements, contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: etailz adjusted income (loss) from operations and SG&A excluding depreciation and amortization, expenses for each reporting segment. A non-GAAP measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for SG&A expenses, operating earnings, net earnings from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. Non-GAAP items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

The Company calculates etailz adjusted income (loss) from operations to evaluate its own operating performance and as an integral part of its planning process. The Company presents etailz adjusted income (loss) from operations as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 4, 2018, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

TRANS WORLD ENTERTAINMENT CORPORATION

September 18, 2018	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

September 18, 2018	By: /s/ John Anderson
John Anderson
Chief Financial Officer
(Principal and Chief Accounting Officer)
28