Form 10-Q
period 2018-11-03
TRANS WORLD ENTERTAINMENT CORP
filed 2018-12-18
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification Number)

38 Corporate Circle

Albany, New York 12203

(Address of principal executive offices, including zip code)

(518) 452-1242

(Registrant’s telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐

Smaller reporting company ☒     Emerging growth company ☐

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

Common Stock, $.01 par value,

36,258,839 shares outstanding as of November 3, 2018

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

 QUARTERLY REPORT ON FORM 10-Q

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Form 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	November 3,	February 3,	October 28,
	2018	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,497	$31,326	$3,924
Restricted cash	4,122	1,505	1,503
Accounts receivable	5,659	4,469	6,071
Merchandise inventory	131,285	109,377	144,754
Prepaid expenses and other assets	9,227	6,976	7,113
Total current assets	154,790	153,653	163,365

Restricted cash	5,944	10,675	10,731
Fixed assets, net	12,177	13,546	43,472
Goodwill	39,191	39,191	39,191
Intangible assets, net	21,052	23,967	24,940
Other assets	5,907	7,139	7,247
TOTAL ASSETS	$239,061	$248,171	$288,946

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$42,272	$41,780	$45,378
Short-term borrowings	27,440	-	5,000
Accrued expenses and other current liabilities	8,624	11,038	9,805
Deferred revenue	6,454	8,464	7,231
Total current liabilities	84,790	61,282	67,414

Contingent consideration	-	-	2,115
Other long-term liabilities	25,853	29,131	29,236
TOTAL LIABILITIES	110,643	90,413	98,765

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,436,671, 64,305,171 and 64,255,171 shares issued, respectively)	644	643	643
Additional paid-in capital	343,511	341,103	340,391
Treasury stock at cost (28,177,832, 28,156,601 and 28,138,116 shares, respectively)	(230,167)	(230,145)	(230,144)
Accumulated other comprehensive loss	(1,013)	(998)	(788)
Retained earnings	15,443	47,155	80,079
TOTAL SHAREHOLDERS’ EQUITY	128,418	157,758	190,181
TOTAL LIABILITIES AND EQUITY	$239,061	$248,171	$288,946

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017

Net sales	$90,877	$91,817	$287,148	$293,482
Other revenue	1,107	1,184	3,613	3,964
Total revenue	91,984	93,001	290,761	297,446

Cost of sales	64,598	61,420	199,514	194,390
Gross profit	27,386	31,581	91,247	103,056
Selling, general and administrative expenses	41,140	39,692	122,550	121,725
Loss from operations	(13,754)	(8,111)	(31,303)	(18,669)

Interest expense	277	83	444	200
Gain on insurance proceeds	-	(27)	-	(8,733)
Other income	(43)	(32)	(171)	(91)
Loss before income tax expense	(13,988)	(8,135)	(31,576)	(10,045)
Income tax expense (benefit)	64	(64)	136	40
Net loss	$(14,052)	$(8,071)	$(31,712)	$(10,085)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	$(0.39)	$(0.22)	$(0.87)	$(0.28)

Weighted average number of common shares outstanding – basic and diluted	36,296	36,190	36,272	36,181

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017

Net loss	($14,052)	($8,071)	($31,712)	($10,085)
Amortization of pension gain (loss)	5	(5)	15	(15)
Comprehensive loss	($14,047)	($8,076)	($31,697)	($10,100)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	November 3,	October 28,
	2018	2017
OPERATING ACTIVITIES:
Net loss	($31,712)	($10,085)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of fixed assets	3,893	7,558
Amortization of intangible assets	2,915	2,917
Amortization of lease valuations, net	-	(12)
Stock based compensation	2,387	2,314
Adjustment to contingent consideration	(272)	(1,437)
Loss on disposal of fixed assets	327	459
Change in cash surrender value	90	(227)
Gain on life insurance asset	-	(8,733)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(1,190)	1,014
Merchandise inventory	(21,908)	(18,750)
Prepaid expenses and other current assets	(2,251)	1,158
Other long-term assets	(163)	(497)
Accounts payable	492	(6,929)
Accrued expenses and other current liabilities	(642)	(892)
Deferred revenue	(2,010)	(1,999)
Other long-term liabilities	(3,293)	194
Net cash used in operating activities	(53,337)	(33,947)

INVESTING ACTIVITIES:
Purchases of fixed assets	(2,851)	(6,392)
Proceeds from company owned life insurance	-	14,363
Investment in joint venture	-	(2,575)
Capital distributions from joint venture	1,305	632
Net cash (used in) provided by investing activities	(1,546)	6,028

FINANCING ACTIVITIES:
Proceeds from short term borrowings	27,440	5,000
Payments to etailz shareholders	(1,500)	(5,000)
Net cash provided by (used in) financing activities	25,940	-

Net decrease in cash, cash equivalents, and restricted cash	(28,943)	(27,919)
Cash, cash equivalents, and restricted cash, beginning of period	43,506	44,077
Cash, cash equivalents, and restricted cash, end of period	$14,563	$16,158

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

November 3, 2018 and October 28, 2017

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of November 3, 2018, the fye segment operated 227 stores totaling approximately 1.3 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. fye stores offer predominantly entertainment products. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and cash generated from operations. The Company’s cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of its strategies. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management believes that the Company’s current financial position will provide it the financial flexibility to support its growth initiatives. However, in accordance with the Company’s financing strategy, the Company may access the capital markets opportunistically.

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

The accompanying interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes as of and for the year ended February 3, 2018 contained in the Company’s Annual Report on Form 10-K filed May 4, 2018. The results of operations for the thirteen and thirty-nine weeks ended November 3, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 2, 2019.

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

The determination of the fair value of intangible assets and liabilities acquired in a business acquisition is subject to certain estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of etailz consist of vendor relationships, technology, and trade names and trademarks. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Identifiable intangible assets as of November 3, 2018 consisted of the following ($ in thousands):

	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$3,918	$15,182
Technology	60	6,700	2,743	3,957
Trade names and trademarks	60	3,200	1,287	1,913
		$29,000	$7,948	$21,052

The changes in net intangibles and goodwill from February 3, 2018 to November 3, 2018 were as follows:

($ in thousands)		February 3, 2018	Amortization	November 3, 2018

Amortized intangible assets:
Vendor relationships		$16,612	$1,430	$15,182
Technology		4,962	1,005	3,957
Trade names and trademarks		2,393	480	1,913
Net amortized intangible assets		$23,967	$2,915	$21,052

Unamortized intangible assets:
Goodwill		$39,191	$-	$39,191
Total unamortized intangible assets		$39,191	$-	$39,191

Amortization expense of intangible assets for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 consisted of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Amortized intangible assets:
Vendor relationships	$477	$478	$1,430	$1,432
Technology	335	335	1,005	1,005
Trade names and trademarks	160	160	480	480
Total amortization expense	$972	$973	$2,915	$2,917

Estimated amortization expense for the remainder of fiscal 2018 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
( $ in thousands)
2018	$972
2019	3,890
2020	3,890
2021	3,325
2022	1,910
2023	1,910
Thereafter	5,155
9

Note 5. Depreciation and Amortization

Depreciation and amortization included in the condensed consolidated statements of operations is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
($ in thousands)	2018	2017	2018	2017

Cost of sales	$-	$163	$-	$474
Selling, general and administrative expenses	2,303	3,425	6,808	9,989
Total	$2,303	$3,588	$6,808	$10,463

Note 6. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total Revenue
fye	$47,865	$52,105	$152,473	$176,006
etailz	44,119	40,896	138,288	121,440
Total Company	$91,984	$93,001	$290,761	$297,446

Gross Profit
fye	$18,276	$21,347	$61,181	$73,342
etailz	9,110	10,234	30,066	29,714
Total Company	$27,386	$31,581	$91,247	$103,056

Loss From Operations
fye	$(9,493)	$(7,858)	$(21,495)	$(17,703)
etailz	(4,261)	(253)	(9,808)	(966)
Total Company	$(13,754)	$(8,111)	$(31,303)	$(18,669)

Total Assets As of November 3, 2018 and As of October 28, 2017

			November 3, 2018	October 28, 2017
fye			$132,699	$186,869
etailz			106,362	102,077
Total Company			$239,061	$288,946

Note 7. Restricted Cash

As of November 3, 2018, the Company had restricted cash of $4.1 million and $5.9 million reported in current and other assets on the accompanying condensed consolidated balance sheet, respectively. As of October 28, 2017, the Company had restricted cash of $1.5 million and $10.7 million reported in current and other assets on the accompanying condensed consolidated balance sheet, respectively.

In connection with the acquisition of etailz and under the terms of the amended and restated share purchase agreement, the Company designated $3.2 million of the restricted cash to equal the maximum earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement, which is classified as restricted cash in current assets as of November 3, 2018 on the accompanying interim condensed consolidated balance sheet.

In addition, as a result of the death of its former Chairman, the Company holds $7.1 million in a rabbi trust, of which $0.9 million is classified as restricted cash in current assets and $5.9 million is classified as restricted cash in other assets of November 3, 2018 on the accompanying interim condensed consolidated balance sheet.

A summary of cash, cash equivalents and restricted cash is as follows ($ in thousands):

	November 3,	February 3,	October 28,
	2018	2018	2017
Cash and cash equivalents	$4,497	$31,326	$3,924
Restricted cash	10,066	12,180	12,234
Total cash, cash equivalents and restricted cash	$14,563	$43,506	$16,158

During the thirty-nine weeks ended November 3, 2018, the Company paid out $1.5 million of the restricted cash to the etailz shareholders per the terms of the original etailz acquisition share purchase agreement.

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

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends and share repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of November 3, 2018, the Company was compliant with all covenants.

On October 29, 2018, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company exceeding the permitted number of store closures and related inventory dispositions.

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

As of November 3, 2018, borrowings under the credit facility were $27.4 million compared to $5.0 million as of October 28, 2017. The Company had $22.1 million and $49.0 million available for borrowing as of November 3, 2018 and October 28, 2017, respectively.

As of November 3, 2018, and as of October 28, 2017 the Company did not have any outstanding letters of credit.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short term maturity.

Note 9. Stock Based Compensation

As of November 3, 2018, there was approximately $1.5 million of unrecognized compensation cost related to stock option awards comprised of the following: $0.7 million was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 1.6 years; $0.2 million was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 3.9 years; and $0.6 million was related to restricted shares issued in connection with the acquisition of etailz, as discussed further below, and expected to be recognized as expense over the next three months.

The Company has outstanding awards under three employee stock award plans, the 2005 Long Term Incentive and Share Award Plan, the Amended and Restated 2005 Long Term Incentive and Share Award Plan (the “Old Plans”); and the 2005 Long Term Incentive and Share Award Plan (as amended and restated April 5, 2017 (the “New “Plan”). Collectively, these plans are referred to herein as the Stock Award Plans. Additionally, the Company had a stock award plan for non-employee directors (the “1990 Plan”). The Company no longer issues stock options under the Old Plans or the 1990 Plan.

Equity awards authorized for issuance under the New Plan total 5.0 million. As of November 3, 2018, of the awards authorized for issuance under the Stock Award Plans, 3.0 million were granted and are outstanding, 1.9 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at November 3, 2018 were 4.4 million.

The following table summarizes stock award activity during the thirty-nine weeks ended November 3, 2018:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value	Aggregate Intrinsic Value (2)
Balance February 3, 2018	2,585,914	$3.06	7.2	183,427	$3.22	-
Granted	555,000	0.99		219,484	1.14	-
Forfeited	(53,000)	3.44		-	-	-
Canceled	(72,000)	3.37		-	-	-
Exercised	-	-	-	(131,500)	2.19	-
Balance November 3, 2018	3,015,914	$2.68	6.3	271,411	$2.53	$83,400
Exercisable November 3, 2018	1,900,289	$3.07	4.8	128,911	$2.85	$19,200
(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.
(2)	As of February 3, 2018, all stock awards outstanding had a grant price higher than the market price of the stock and had no intrinsic value.

In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vest ratably through January 2019. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company recognized $0.6 million and $1.8 million of compensation cost related to these shares, respectively. As of November 3, 2018, there was approximately $0.6 million of unrecognized compensation cost related to these restricted shares that is expected to be recognized as expense over the next three months.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs associated with Company’s defined benefit plan for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017.

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a limited number of executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirty-nine weeks ended November 3, 2018, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2018.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
($ in thousands)	2018	2017	2018	2017

Service cost	$14	$16	$42	$48
Interest cost	140	139	420	417
Amortization of net gain (1)	(5)	(5)	(15)	(15)
Net periodic pension cost	$149	$150	$447	$450
(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and thirty-nine week periods ended November 3, 2018 and October 28, 2017, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen and thirty-nine weeks ended November 3, 2018 were approximately 3.1 million shares and 3.0 million shares, respectively, as compared to 2.6 million shares for both, thirteen and thirty-nine weeks ended October 28, 2017.

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

Loyalty Memberships and Magazine Subscriptions Class Action

On November 14, 2018, three consumers filed a putative class action complaint against Trans World Entertainment Corporation and Synapse Group, Inc. in the United States District Court for the District of Massachusetts Boston Division (Case No.1:18-cv-12377-DPW) concerning enrollment in the Company’s Backstage Pass VIP loyalty program and associated magazine subscriptions. The complaint alleges, among other things, that the Company’s “negative option marketing” misled consumers into enrolling for membership and subscriptions without obtaining the consumers’ consent. The complaint seeks statutory and actual damages. The Company is reviewing the claims.

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

On May 19, 2017, Natasha Roper filed a complaint against Trans World in the U.S. District Court for the Northern District of New York (Case No.: 1:17-cv-0553-TJM-CFH) in which she also alleges that she is entitled to unpaid compensation for overtime under the FLSA Ms. Roper brings a nationwide collective action under the FLSA on behalf of all similarly situated Store Managers.

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

November 3, 2018 and October 28, 2017

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

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of November 3, 2018, the fye segment operated 227 stores totaling approximately 1.3 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. fye stores offer predominantly entertainment products. The etailz segment is a leading digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Balance Sheet and Ratios: The Company views cash and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended November 3, 2018

Compared to the Thirteen and Thirty-nine Weeks Ended October 28, 2017

Segment Highlights ($ in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total Revenue
fye	$47,865	$52,105	$152,473	$176,006
etailz	44,119	40,896	138,288	121,440
Total Company	$91,984	$93,001	$290,761	$297,446

Gross Profit
fye	$18,276	$21,347	$61,181	$73,342
etailz	9,110	10,234	30,066	29,714
Total Company	$27,386	$31,581	$91,247	$103,056

Loss From Operations
fye	$(9,493)	$(7,858)	$(21,495)	$(17,703)
etailz	(4,261)	(253)	(9,808)	(966)
Total Company	$(13,754)	$(8,111)	$(31,303)	$(18,669)

Reconciliation of etailz Loss from Operations to etailz Adjusted (Loss) Income from Operations
etailz loss fom operations	$(4,261)	$(253)	$(9,808)	$(966)
Acquisition related intangibles amortization	972	969	2,915	2,905
Acquisition related compensation expense, net of contingency benefit	750	1,118	2,991	1,708
etailz adjusted (loss) income from operations (1)	$(2,539)	$1,834	$(3,902)	$3,647

(1) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating (loss) income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%	November 3, 2018	October 28, 2017	$	%
($ in thousands)
fye revenue	$47,865	52,105	$(4,240)	-8.1%	$152,473	176,006	$(23,533)	-13.4%
etailz revenue	44,119	40,896	3,223	7.9%	138,288	121,440	16,848	13.9%
Total revenue	$91,984	$93,001	$(1,017)	-1.1%	$290,761	$297,446	$(6,685)	-2.2%

Total revenue decreased 1.1% and 2.2% for the thirteen and thirty-nine weeks ended November 3, 2018 as compared to the same period last year.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change			Thirty-nine Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%	Comp Store Net Sales	November 3, 2018	October 28, 2017	$	%	Comp Store Net Sales
($ in thousands)
fye net sales	$46,758	$50,970	$(4,212)	-8.3%	3.8%	$148,860	$172,042	$(23,182)	-13.5%	-4.3%
Other revenue	1,107	1,135	(28)	-2.5%		3,613	3,964	(351)	-8.9%
Total revenue	$47,865	$52,105	$(4,240)	-8.1%		$152,473	$176,006	$(23,533)	-13.4%

As a % of fye net sales
Trend/Lifestyle	41.9%	38.0%			13.3%	40.1%	35.4%			4.3%
Video (1)	29.6%	32.7%			-4.0%	30.2%	33.4%			-10.1%
Music	17.9%	18.9%			-0.3%	18.4%	20.4%			-12.8%
Electronics	10.6%	10.4%			3.0%	11.3%	10.8%			2.5%
	100.0%	100.0%				100.0%	100.0%

Store Count:						227	268	(41)	-15.3%

Total Square footage						1,268,231	1,490,816	(222,585)	-14.9%

(1)	Includes Video Games category, which represented 0.1% of fye fiscal third quarter net sales. Fiscal 2017 data was adjusted to include this immaterial reclassification.

Net sales. Net sales decreased 8.3% and 13.5% during the thirteen and thirty-nine weeks ended November 3, 2018, respectively, as compared to the same periods last year. The decline in net sales primarily resulted from a 15.3% decline in total stores in operation for the thirty-nine weeks ended November 3, 2018.

Trend/Lifestyle:

Comparable store net sales in the trend/lifestyle category increased 13.3% and 4.3% during the thirteen and thirty-nine weeks ended November 3, 2018, respectively. Trend/lifestyle products represented 41.9% and 40.1% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to 38.0% and 35.4% in the comparable periods last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise.

Video:

Comparable store sales in the video category decreased 4.0% and 10.1% during the thirteen and thirty-nine week periods ended November 3, 2018, respectively. The video category represented 29.6% and 30.2% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to 32.7% and 33.4% in the comparable periods last year due to continued industry-wide decline in physical media sales.

Music:

During the thirteen and thirty-nine weeks ended November 3, 2018, music sales in comparable stores decreased 0.3% and 12.8%, respectively. The music category represented 17.9% and 18.4% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to 18.9% and 20.4% for the thirteen and thirty-nine weeks ended October 28, 2017 due to continued industry-wide decline in physical media sales.

Electronics:

Comparable store net sales in the electronics category increased 3.0% and 2.5% during the thirteen and thirty-nine weeks ended November 3, 2018, respectively. Electronics net sales represented 10.6% and 11.3% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to 10.4% and 10.8% in the comparable periods last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of electronics.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $1.1 million and $3.6 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to $1.1 million and $4.0 million in the comparable periods last year. The decline in other revenue for the thirty-nine weeks ended November 3, 2018 was due to lower number of stores in operation.

etailz Segment

etailz reported net sales of $44.1 million and $138.3 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to $40.9 million and $121.4 million net sales for the thirteen and thirty-nine weeks ended October 28, 2017. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art. During the thirty-nine weeks ended November 3, 2018, etailz sold approximately 38,000 SKUs from approximately 2,100 suppliers, compared to approximately 33,000 SKUs from approximately 1,700 suppliers during the thirty-nine weeks ended October 28, 2017.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%	November 3, 2018	October 28, 2017	$	%
($in thousands)
fye gross profit	$18,276	$21,347	$(3,071)	-14.4%	$61,181	$73,342	$(12,161)	-16.6%
etailz gross profit	9,110	10,234	(1,124)	-11.0%	30,066	29,714	352	1.2%
Total gross profit	$27,386	$31,581	$(4,195)	-13.3%	$91,247	$103,056	$(11,809)	-11.5%

fye gross profit as a % of fye revenue	38.2%	41.0%			40.1%	41.7%
etailz gross profit as a % of etailz revenue	20.6%	25.0%			21.7%	24.5%
Total gross profit as a % of total revenue	29.8%	34.0%			31.4%	34.6%

Gross profit decreased 13.3% to $27.4 million for the thirteen weeks ended November 3, 2018 compared to $31.6 million for the thirteen weeks ended October 28, 2017. For the thirty-nine weeks ended November 3, 2018, gross profit decreased 11.5% to $91.2 million compared to $103.1 million for the comparable period last year.

fye Segment

fye gross profit as a percentage of total revenue for the thirteen and thirty-nine weeks ended November 3, 2018 was 38.2% and 40.1%, respectively, compared to 41.0% and 41.7% for the comparable periods last year. The decline in rate was primarily driven by a higher number of closing stores during the quarter this year.

etailz Segment

etailz gross profit as a percentage of total revenue for the thirteen and thirty-nine weeks ended November 3, 2018 was 20.6% and 21.7%, respectively, compared to 25.0% and 24.5% for the comparable periods last year. The decline in the gross profit rate was primarily due to higher marketplace fulfillment and warehousing fees.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
($ in thousands)	November 3, 2018	October 28, 2017	$	%	November 3, 2018	October 28, 2017	$	%

fye SG&A, excluding depreciation and amortization	$26,620	$26,790	($170)	-0.6%	$79,214	$84,102	($4,888)	-5.8%
As a % of total fye revenue	55.6%	51.4%			52.0%	47.8%

etailz SG&A, excluding depreciation and amortization	12,217	9,477	2,740	28.9%	36,528	27,634	8,894	32.2%
As a % of total etailz revenue	27.7%	23.2%			26.4%	22.8%

Depreciation and amortization	2,303	3,425	(1,122)	-32.8%	6,808	9,989	(3,181)	-31.8%

Total SG&A	$41,140	$39,692	$ 1,448	3.6%	$122,550	$121,725	$825	0.7%

As a % of total revenue	44.7%	42.7%			42.1%	40.9%

SG&A expenses increased $1.4 million and $0.8 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

fye Segment

fye SG&A, excluding depreciation and amortization expenses, decreased $0.2 million, or 0.6%, and $4.9 million, or 5.8%, for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. As a percentage of fye revenue, SG&A expenses in the fye segment for the thirteen and thirty-nine weeks ended November 3, 2018 were 55.6% and 52.0%, respectively, compared to 51.4% and 47.8% for the same period last year. The decline in SG&A expenses was due to fewer stores in operation. The increase in the rate for the thirteen weeks ended November 3, 2018 was primarily due to increased home office expenses to support strategic growth initiatives. The increase in the rate for the thirty-nine weeks ended November 3, 2018 was primarily due to the comparable sales decline and increased home office expenses to support strategic growth initiatives.

etailz Segment

etailz SG&A, excluding depreciation and amortization expenses, increased $2.7 million and $8.9 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. As a percentage of etailz revenue, SG&A expenses in the etailz segment for the thirteen and thirty-nine weeks ended November 3, 2018 were 27.7% and 26.4%, respectively, compared to 23.2% and 22.8% for the same period last year. The increase in SG&A expenses was due to investments in product identification and sourcing, technology, and platform diversification, in addition to higher marketplace commissions on higher sales.

Depreciation and amortization. Consolidated depreciation and amortization expense decreased $1.1 million and $3.2 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, primarily due to the $29.1 million net decrease in carrying value of fixed assets, resulting from impairment charges recorded for the fye segment, during the fourth quarter of fiscal 2017. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

Interest Expense. Interest expense was $277 thousand and $444 thousand during the thirteen and thirty-nine weeks ended November 3, 2018, respectively. Interest expense consisted primarily of interest paid on Company’s borrowings and unused commitment fees and the amortization of fees related to the Company’s credit facility. Interest expense during the thirteen and thirty-nine weeks ended October 28, 2017 was $83 thousand and $200 thousand, respectively. The increase in interest expense was due to borrowings under the credit facility as discussed in Note 8 to the condensed consolidated financial statements.

Gain on Insurance Proceeds. During the thirty-nine weeks ended October 28, 2017, the fye segment recorded an $8.7 million gain on insurance proceeds related to the death of the Company’s former Chairman.

Other Income. Other income was $43 thousand and $171 thousand during the thirteen and thirty-nine weeks ended November 3, 2018, respectively, compared to $32 thousand and $91 thousand for the same periods last year.

Income Tax Expense. Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. There were insignificant tax expense (benefit) amounts recorded during the thirteen and thirty-nine weeks ended November 3, 2018 and comparative periods last year due to the losses recognized each period.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks ended			Thirty-nine Weeks ended
($ in thousands)	November 3, 2018	October 28, 2017	Change	November 3, 2018	October 28, 2017	Change

Loss before income tax	$(13,988)	$(8,135)	$(5,853)	$(31,576)	$(10,045)	$(21,531)
Income tax expense (benefit)	64	(64)	128	136	40	96
Net loss	$(14,052)	$(8,071)	$(5,981)	$(31,712)	$(10,085)	$(21,627)

LIQUIDITY

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and cash generated from operations. The Company’s cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of its strategies. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management believes that the Company’s current financial position will provide it the financial flexibility to support its growth initiatives. However, in accordance with the Company’s financing strategy, the Company may access the capital markets opportunistically.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 8 in the interim condensed consolidated financial statements.

Further, in response to the general decline in operating results, management, in consultation with and approval of the Board of Directors, intends to implement certain strategic initiatives, operational efficiencies and other considerations directed towards improving the Company’s performance, operations and cash flow.

In connection with the preparation of the unaudited interim condensed consolidated financial statements, the Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that the financial statements are issued.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirty-nine Weeks Ended		Change
	($ in thousands)		November 3, 2018	October 28, 2017	$
	Operating Cash Flows		(53,337)	(33,947)	(19,390)
	Investing Cash Flows		(1,546)	6,028	(7,574)
	Financing Cash Flows		25,940	-	25,940

	Capital Expenditures	(1)	(2,851)	(6,392)	3,541
	Cash, Cash Equivalents, and Restricted Cash	(2)	14,563	16,158	(1,595)
	Merchandise Inventory		131,285	144,754	(13,469)
	Working Capital		70,000	95,951	(25,951)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per interim condensed consolidated balance sheets		$4,497	$3,924	$573
	Add: restricted cash		10,066	12,234	(2,168)
	Cash, cash equivalents, and restricted cash		$14,563	$16,158	$(1,595)

Cash used in operations was $53.3 million for the thirty-nine weeks ended November 3, 2018, primarily due to a net loss of $31.7 million, adding back depreciation and amortization of $6.8 million and non-cash compensation of $2.4 million, less $1.2 million increase in accounts receivable, $21.9 million seasonal increase in inventory, $2.3 million increase in prepaid expenses, and reductions in deferred revenue and other long-term liabilities of $2.0 million and $3.3 million, respectively. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used in investing activities was $1.5 million for the thirty-nine weeks ended November 3, 2018, which consisted of $2.9 million in capital expenditures, offset by $1.3 million of capital distributions from the joint venture.

Cash provided by financing activities for the thirty-nine weeks ended November 3, 2018, was comprised of $27.4 million proceeds from short-term borrowings, offset by a $1.5 million payment to the etailz shareholders as per the original etailz acquisition share purchase agreement.

Capital Expenditures. During the thirteen and thirty-nine weeks ended November 3, 2018, respectively, the Company made capital expenditures of $1.1 million and $2.9 million, respectively. The Company currently plans to spend approximately $4.0 million for capital expenditures during fiscal 2018.

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

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: etailz adjusted income (loss) from operations and SG&A, excluding depreciation and amortization expenses, for each reporting segment. A non-GAAP measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for SG&A expenses, operating earnings, net earnings from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. Non-GAAP items are provided because management believes that, when reconciled from the GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

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

The Company calculates SG&A, excluding depreciation and amortization expenses, for each reporting segment to evaluate its own operating performance and as an integral part of its planning process. The Company presents SG&A, excluding depreciation and amortization expenses, as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of November 3, 2018, have concluded that as of such date, the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Loyalty Memberships and Magazine Subscriptions Class Action

On November 14, 2018, three consumers filed a putative class action complaint against Trans World Entertainment Corporation and Synapse Group, Inc. in the United States District Court for the District of Massachusetts Boston Division (Case No.1:18-cv-12377-DPW) concerning enrollment in the Company’s Backstage Pass VIP loyalty program and associated magazine subscriptions. The complaint alleges, among other things, that the Company’s “negative option marketing” misled consumers into enrolling for membership and subscriptions without obtaining the consumers’ consent. The complaint seeks statutory and actual damages. The Company is reviewing the claims.

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

On May 19, 2017, Natasha Roper filed a complaint against Trans World in the U.S. District Court for the Northern District of New York (Case No.: 1:17-cv-0553-TJM-CFH) in which she also alleges that she is entitled to unpaid compensation for overtime under the FLSA Ms. Roper brings a nationwide collective action under the FLSA on behalf of all similarly situated Store Managers.

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 3, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

(A) Exhibits -

Exhibit No.	Description
10.1	Letter Agreement between Trans World Entertainment Corporation and Wells Fargo Bank, National Association dated as of October 29, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
26

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 18, 2018	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

December 18, 2018	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)
27