Form 10-K
period 2019-02-02
TRANS WORLD ENTERTAINMENT CORP
filed 2019-05-14
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM _________TO _________

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1541629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

38 Corporate Circle

Albany, New York 12203

(Address of principal executive offices, including zip code)

(518) 452-1242

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common shares, $0.01 par value per share	TWMC	NASDAQ Stock Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

As of August 3, 2018, 36,225,824 shares of the Registrant’s Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 3, 2018 as reported on the Global tier of The NASDAQ Stock Market, Inc. was $21,287,726. Shares of Common Stock held by the Company’s controlling shareholder, who controlled approximately 39% of the outstanding Common Stock, have been excluded for purposes of this computation. Because of such shareholder’s control, shares owned by other officers, directors and 5% shareholders have not been excluded from the computation. As of March 29, 2019, there were 36,258,839 shares of Common Stock issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

Documents of Which Portions Are Incorporated by Reference	Parts of the Form 10-K into Which Portion of Documents are Incorporated
Proxy Statement for Trans World Entertainment Corporation’s June 27, 2019 Annual Meeting of Shareholders to be filed on or about May 28, 2019	III

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

•    advancements in technology, including digital distribution and media streaming;

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

•    access to third party digital marketplaces

•    adverse publicity;

•    product liability claims;

•    changes in laws and regulations;

•    breach of data security;

•    increase in Amazon Marketplace fulfillment and storage fees and

•    the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Annual Report on Form 10-K

The reader should keep in mind that any forward-looking statement made by us in this document, or elsewhere, pertains only as of the date on which we make it. New risks and uncertainties come up from time-to-time and it’s impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

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

Our Reportable Segments

We operate our business in two segments:

For Your Entertainment Segment (“fye”)

The Company’s fye segment operates retail stores and two e-commerce sites and continues to be one of the largest specialty retailers of entertainment products, including trend, video, music, electronics and related products in the United States.

Stores and Store Concepts

As of February 2, 2019, the fye segment operated 210 stores totaling approximately 1.2 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands predominantly under the For Your Entertainment brand.

Mall stores. The Company operated 193 traditional mall-based stores as of February 2, 2019. Mall stores average about 5,200 square feet and carry a full complement of entertainment products, including trend, video, music, electronics, and related products.

Video only stores. The Company operated 5 video only stores as of February 2, 2019, under the Suncoast Motion Pictures brand. These stores specialize in the sale of video and related product. They average about 2,500 square feet.

Freestanding Stores. The Company operated 12 freestanding stores predominantly under the fye brand. They carry a full complement of entertainment products, including trend, video, music, electronics, and related products and are located in freestanding, strip center and downtown locations. The freestanding stores average approximately 12,700 square feet.

Retail Web Sites

The fye segment operates two retail web sites, www.fye.com and www.secondspin.com. fye.com is our flagship site and carries entertainment products, including trend, video, music, electronics and related products. SecondSpin.com is a leading seller of used CDs, DVDs, and Blu-Ray online and carries one of the largest catalogs of used media available online.

etailz Segment (“etailz”)

etailz is a leading online marketplace retail expert. etailz uses a data driven approach to digital marketplace retailing utilizing proprietary software and e-commerce insight to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.

etailz Retail Partnerships

Fulfilled by Amazon Global. etailz is a leading Amazon marketplace retailer that partners with brands and employs advanced technology and strategies to grow sales both domestically and internationally.

Additional Marketplace Opportunities. etailz partners with companies to expand their brand on eBay, Jet and Walmart.

Drop Ship. Drop ship arrangements allow etailz to offer partners’ entire catalog across marketplaces, expanding their brand presence and capturing additional sales.

Merchandise Categories

fye Segment

Net sales by merchandise category as a percentage of total net sales for fiscal 2018 and 2017 were as follows:

	2018	2017

Lifestyle/Trend	41.5%	37.3%
Video	27.6	30.9
Music	17.6	19.3
Electronics	13.3	12.5
Total	100.0%	100.0%

etailz Segment

etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Approximately 60% of total etailz revenue was generated by four major categories: health & personal care; home/kitchen/grocery; tools/office/outdoor; and baby.

Business Environment

fye Segment

Video and music accounted for approximately 45% of the segment’s net sales in fiscal 2018 versus approximately 50% of net sales in fiscal 2017. Physical media sales have suffered from the shift of content to digital distribution, media streaming and online retailers that offer entertainment products to consumers and collectively have gained a larger share of the market.

etailz Segment

The Company’s etailz segment operates as a third party e-commerce market place (“Digital Marketplace”) reseller. Digital Marketplaces are e-commerce platforms where online retailers enable third party sellers access to their website and customer base to sell various merchandise. Digital marketplaces allow consumers to shop from a variety of merchants in one place and have become an integral part of many e-commerce sellers’ businesses, including Amazon.com, Walmart.com, Jet.com, and ebay.

E-commerce sales are growing faster than physical store sales. According to the U.S. retail e-commerce sales statistics, total estimated e-commerce sales for 2019 are projected at $560.7 billion, an increase of 11% from 2018, while e-commerce sales in 2018 accounted for 10% of total retail sales as compared to 9% of total retail sales for 2017.

During fiscal 2018, in response to the general decline in operating results, management implemented the following strategic initiatives, operational efficiencies and other considerations directed towards improving the etailz segment’s performance, operations, and cash flow:

Vendor Rationalization and Remediation

Using a profit driven approach, the Company determined there was an opportunity to rationalize and remediate its vendor portfolio to improve profitability, streamline core operations and improve efficiencies. Rationalization and remediation activities included terminating unprofitable vendors and improving vendor relationships through negotiations focused on improvements to gross margins and supply chain efficiencies.

SG&A Rationalization

During the fourth quarter of fiscal 2018, etailz implemented certain strategic initiatives in order to create operation efficiencies directed towards improving the etailz segment’s performance, operations, and cash flow to support the ongoing operating model changes and to create a leaner organization that is better aligned with current and future business focus. As part of the initiatives, a 30% reduction in force was implemented during the fourth quarter of fiscal 2018, in addition to changes in senior management. Additional reductions implemented included expenses related to technology, hardware, and employee benefits.

Working Capital Optimization

The segment is in the process of implementing strategies that will enhance sales, improve inventory turns and decrease Amazon storage fees.

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

We compete with Walmart, Inc.; Target Corporation; Amazon.com, Inc. (“Amazon”); and Best Buy Co., Inc., among others.

The Company has diversified its products and taken other measures to position itself competitively within its industry. The Company believes it effectively competes in the following ways:

▪	Diversified product mix: the Company is expanding the range of product offerings in our non-media businesses. As a result, the non-media categories contribution to total sales increased to 55% in fiscal 2018 as compared to 50% in fiscal 2017.
▪	Customer service: the Company offers personalized customer service in its stores guided by a commitment to approach every customer with gratitude, humility and respect.
▪	Location and convenience: a strength of the Company is its convenient store locations that are often the exclusive retailer in regional shopping centers offering a full complement of entertainment products.
▪	Marketing: the Company utilizes in-store visual displays, live events and digital marketing strategy that leverages email marketing, keyword buys, search engine optimization, social media, and display advertising.

etailz Segment

etailz competes with other third-party marketplace sellers using a data driven approach to digital marketplace retailing utilizing proprietary software and e-commerce insight coupled with a direct customer relationship engagement to identify new distributors and wholesalers, isolate emerging product trends, and optimize price positioning and inventory purchase decisions.

Seasonality

The Company’s business is seasonal, with its fourth fiscal quarter constituting the Company’s peak selling period. In fiscal 2018, fourth quarter revenue accounted for approximately 30% of annual total revenue. In anticipation of increased sales activity in the fourth fiscal quarter, the Company purchases additional inventory and hires seasonal associates to supplement its core store sales and distribution center staff. If, for any reason, the Company’s net sales were below seasonal norms during the fourth fiscal quarter, the Company’s operating results could be adversely affected. During the fourth quarter of fiscal 2018, fye comparable store sales (as defined within Key Performance Indicators of Item 7) increased 2.8% compared to the same quarter last year. etailz sales declined 8.3% for the fourth fiscal quarter of 2018 compared to the same quarter last year and adversely affected annual results. Quarterly sales can also be affected by the timing of new product releases, new store openings or closings and the performance of existing stores.

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

Suppliers and Purchasing

fye Segment

The fye segment purchases inventory from approximately 460 suppliers. In fiscal 2018, 37% of fye purchases were made from ten suppliers including Universal Studio Home Entertainment, Paramount Video , Buena Vista Home Video, SONY Music, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC, Warner Home Video, and Alliance Entertainment.

etailz Segment

During fiscal 2018, etailz purchased inventory from various suppliers in numerous product categories, primarily through the Amazon Marketplace. In fiscal 2018, no individual supplier exceeded 10% of etailz revenue.

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

Employees

As of February 2, 2019, the Company employed approximately 2,200 people, of whom approximately 1,000 were employed on a full-time basis. Others were employed on a part-time basis.

fye Segment

The fye segment had approximately 800 full-time employees and approximately 1,200 part-time employees. The fye segment hires seasonal sales and distribution center employees during its fourth quarter peak selling season to ensure continued levels of personalized customer service and in-stock position. Assistant store managers, store managers, district managers and regional managers are eligible to receive incentive compensation based on the sales and/or profitability of stores for which they are responsible. Sales support managers are generally eligible to receive incentive compensation based on achieving Company performance targets. None of the Company’s employees are covered by collective bargaining agreements and management believes that the Company enjoys favorable relations with its employees.

etailz segment

During the fourth quarter of 2018, etailz implemented certain strategic initiatives in order to create operation efficiencies directed towards improving the etailz segment’s performance, operations, and cash flow to support the ongoing operating model changes and to create a leaner organization that is better aligned with current and future business focus. As part of the initiatives, a 30% reduction in force was implemented during the fourth quarter of fiscal 2018, in addition to changes in senior management. After the reduction in force, as of February 2, 2019, the etailz segment employed 189 full-time and 15 part-time employees.

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

Available Information

The Company’s headquarters are located at 38 Corporate Circle, Albany, New York 12203, and its telephone number is (518) 452-1242. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ Global Market under the trading symbol “TWMC”. The Company’s fiscal year end is the Saturday closest to January 31. The fiscal 2018 (“fiscal 2018”) year ended on February 2, 2019 and fiscal 2017 (“fiscal 2017”) year ended February 3, 2018. Fiscal 2018 consisted of 52 weeks and fiscal 2017 consisted of 53 weeks.

Item 1A. RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

Risks Related to Our Business and Industry

The Company’s results of operations are affected by the continued declines in the physical video and music industries.

Physical media sales have suffered from the shift of content to digital distribution, streaming and online retailers that offer entertainment products at discounted prices and collectively have gained a larger share of the market. Physical video and music represent approximately 45% of sales and have been impacted by new distribution channels, including digital distribution, streaming and internet fulfillment.

If we cannot successfully implement our business strategy our growth and profitability could be adversely impacted.

Our future results will depend, among other things, on our success in implementing our business strategy. There can be no assurance that we will be successful in implementing our business strategy or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.

During fiscal 2018, in response to the general decline in operating results, management implemented the following strategic initiatives, operational efficiencies and other considerations directed towards improving the etailz segment’s performance, operations, and cash flow:

Vendor Rationalization and Remediation

Using a profit driven approach, the Company determined there was an opportunity to rationalize and remediate its vendor portfolio to improve profitability, streamline core operations and improve efficiencies. Rationalization and remediation activities included terminating unprofitable vendors and improving vendor relationships through negotiations focused on improvements to gross margins and supply chain efficiencies.

SG&A Rationalization

During the fourth quarter of fiscal 2018, etailz implemented certain strategic initiatives in order to create operation efficiencies directed towards improving the etailz segment’s performance, operations, and cash flow to support the ongoing operating model changes and to create a leaner organization that is better aligned with current and future business focus. As part of the initiatives, a 30% reduction in force was implemented during the fourth quarter of fiscal 2018. Additional reductions implemented included expenses related to technology, hardware, and employee benefits.

Working Capital Optimization

The segment is in the process of implementing strategies that will enhance sales, improve inventory turns and decrease Amazon storage fees.

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

Continued increases in Amazon Marketplace fulfillment and storage fees could have an adverse impact on our profit margin and results of operations.

etailz utilizes Amazon’s Freight by Amazon (“FBA”) platform to store their products at the Amazon fulfillment center and to pack and distribute these products to customers. If Amazon continues to increase its FBA fees, our profit margin for the etailz segment could be adversely affected.

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

The Company is dependent upon access to capital, including bank credit facilities and short-term vendor financing, for its liquidity needs.

The Company must have sufficient sources of liquidity to fund its working capital requirements and indebtedness. The Company believes that the combination of its cash and cash equivalents on hand, cash flow received from operations, funds available under the Company’s credit facility and short-term vendor financing will be sufficient to meet the Company’s normal working capital and debt service requirements for at least the next twelve months. If these sources of liquidity do not satisfy the Company’s requirements, the Company may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s ability to fund its working capital requirements, costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

Historically, we have experienced declines and we may continue to experience fluctuation in our level of sales and results from operations.

A variety of factors has historically affected, and will continue to affect, our sales results and profit margins. These factors include general, regional and national economic conditions; competition; actions taken by our competitors; consumer trends and preferences; new product introductions and changes in our product mix; timing and effectiveness of promotional events and weather. fye’s annual comparable store sales may decline further than they did in fiscal 2018. Also, they may vary from quarter to quarter as our business is highly seasonal in nature. Our highest sales and operating income historically occur during the fourth fiscal quarter, which is due in part to the holiday selling season. The fourth fiscal quarter generated approximately 30% of our total revenue for fiscal 2018. Any decrease in our fourth fiscal quarter sales, whether due to a slow holiday selling season, unseasonable weather conditions, economic conditions or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year. There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

Failure to open new stores or renew existing leases in profitable stores may limit our earnings.

Historically, the Company’s growth has come from adding stores. The Company opens new stores if it finds desirable locations and is able to negotiate suitable lease terms for profitability. A lack of new store growth may impact the Company’s ability to increase sales and earnings. During fiscal 2018, the Company did not open any new stores and closed 50 stores with expiring leases. The Company regularly renews leases at existing locations if those stores are profitable. Failure to renew these leases may impact the Company’s earnings. See Item 2: Properties, for timing of lease expirations.

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

Approximately 37% of fye segment’s purchases come from ten major suppliers. As is standard in its industry, the Company does not maintain long-term contracts with its suppliers but instead makes purchases on an order-by-order basis. If the Company fails to maintain customary trade terms or enjoy positive vendor relations, it could have an adverse effect on the Company’s results of operations.

Historically, the etailz segment has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. No individual supplier exceeded 10% of etailz purchases.

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

We operate a distribution center in Albany, New York. We ship approximately 82% of our fye segment merchandise inventory through our distribution center. If our distribution center is destroyed or disrupted for any reason, including weather, fire, labor, or other issues we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the distribution center.

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

An impairment of the carrying value of fixed assets, intangible assets and goodwill has negatively affected and may in the future negatively affect our financial results.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets have represented a substantial portion of our total assets.

Under generally accepted accounting principles, we assess our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill is not amortized but is evaluated annually for impairment.

During fiscal 2018, as a result of triggering events, the Company performed impairment tests on its fixed assets and intangible assets, and concluded that both its fixed assets and intangible assets were partially impaired. Additionally, as a result of the annual impairment review, the Company determined that goodwill was fully impaired during 2018. The Company recorded impairment losses of approximately $4.1 million and $16.4 million for the fixed assets and intangible assets, respectively. The Company recorded an impairment loss of $39.2 million for goodwill.

In the future, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of our long-lived assets may result in additional impairments to our fixed assets and intangible assets. Any reduction in or impairment of the value of fixed assets or intangible assets will result in a charge against earnings, which could have an adverse impact on our reported results of operations and financial condition.

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

Risks Related to Ownership of Our Common Stock.

The Robert J. Higgins TWMC Trust (the “Trust”) owns approximately 39% of the outstanding Common Stock. Therefore, the trustees have significant influence and control over the outcome of any vote of the Company’s Shareholders.

The Robert J. Higgins TWMC Trust owns approximately 39% of the outstanding Common Stock and there are no limitations on the Trust acquiring shares in the future. Accordingly, the trustees have significant influence over the election of our directors, the appointment of new management and the approval of actions requiring shareholder approval, such as adopting amendments to our articles of incorporation and approving mergers or sales of all or substantially all of our assets. Such concentration of ownership and substantial voting influence may have the effect of delaying or preventing a change of control, even if a change of control is in the best interest of all shareholders. There may be instances in which the interest of the Trust may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company. W. Michael Reickert, a member of the Board of Directors of the Company, is a trustee of the Trust.

The Company’s stock price has experienced and could continue to experience volatility and could decline, resulting in a substantial loss on your investment.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations and public perception of the prospects for music and the home video industry. Changes in our comparable store net sales could also affect the price of our Common Stock. Failure to meet market expectations, particularly with respect to comparable store sales, net revenues, operating margins and earnings per share, would likely result in a further decline in the market price of our stock.

If we do not meet the continued listing standards of the NASDAQ Global Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Global Market (“the NASDAQ”), which imposes continued listing requirements with respect to listed shares. On January 15, 2019, we received a letter from the NASDAQ stating that we are not in compliance with NASDAQ Listing Rule 5450(a)(1) because the closing bid price of our common stock was below the required minimum of $1.00 per share for the previous 30 consecutive business days.  In accordance with NASDAQ Listing Rules, we have a period of 180 calendar days, or until July 15, 2019, to regain compliance with the minimum bid price requirement. If at any time before July 15, 2019 the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide us with written confirmation that we have regained compliance with the minimum bid price requirement and this matter will be closed.   If we are unable to demonstrate compliance with Rule 5450(a)(1) by July 15, 2019, we can submit a request for an additional 180-day period to regain compliance with the minimum bid price requirement.

There can be no assurance, however, that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to regain and maintain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock, reduce our ability to raise additional capital.

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

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Retail Stores

As of February 2, 2019, the fye segment leased and operated 210 stores some of which have renewal options. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales. Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the fiscal years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2019	158	2023	4

2020	16	2024	1

2021	27	2025 and beyond	0

2022	4

As leases expire, the Company will evaluate the decision to exercise renewal rights or obtain new leases for the same or similar locations based on store profitability.

Corporate Offices and Distribution Center Facilities

As of February 2, 2019, we leased the following office and distribution facilities:

	Square	Owned or
Location	Footage	Leased	Use
fye
Albany, NY	39,800	Leased	Office administration
Albany, NY	141,500	Leased	Distribution center

etailz
Spokane, WA	27,800	Leased	Office administration
Spokane, WA	32,000	Leased	Distribution center

The Company believes that it has adequate distribution facilities to meet the Company’s current business needs. Shipments from the Albany distribution facility to the fye segment’s retail stores provide approximately 82% of merchandise shipment requirements to stores. Stores are serviced by common carriers chosen on the basis of geography and rate considerations. The balance of the stores’ merchandise requirements is satisfied through direct shipments from vendors. The Spokane, WA distribution center supports the distribution to outside distribution facilities for sale on third-party marketplaces.

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

The Company has filed a motion to dismiss the case which remains pending; however the court has already dismissed the plaintiffs’ only claim under federal law. The court has not yet decided the rest of the motion, but has indicated its preliminary agreement with significant portions of that motion, including that the case should not be able to proceed as a class action. The Company believes it has meritorious defenses to the plaintiffs’ claims and, if the court does not grant the Company’s motion to dismiss in full, the Company intends to vigorously defend the action.

Store Manager Class Actions

There are two pending class actions. The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017(the “Spack Action”). The Spack Action alleges that Trans World misclassified Store Managers as exempt nationwide. It also alleges violations of New Jersey and Pennsylvania State Law with respect to the Trans World’s use of the fluctuating workweek method to pay Senior Assistant Managers at stores located in those two states, and that managers and assistant managers worked “off-the-clock.” The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”). The Roper Action also asserts a nationwide misclassification claim on behalf of Store Managers. Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

Plaintiffs moved for conditional certification, June 2018 and partially granted in January 2019. The opt-in period for the collective that was certified closed on April 6, 2019. Once the scope of the conditionally certified collective is known, opt-in discovery relating to that collective will commence. Company plans to move to decertify that collective. The Company believes the case is without merit.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Global Market under the symbol “TWMC.” As of March 29, 2019, there were 278 shareholders of record. The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from January 30, 2017 through March 29, 2019.

	Closing Sales Prices

	High	Low
2017
1st Quarter	$2.90	$1.65
2nd Quarter	$1.90	$1.50
3rd Quarter	$2.80	$1.55
4th Quarter	$1.90	$1.60

2018
1st Quarter	$1.80	$1.00
2nd Quarter	$1.35	$0.85
3rd Quarter	$1.14	$0.65
4th Quarter	$1.29	$0.57

2019
1st Quarter (through March 29, 2019)	$0.62	$0.39

On March 29, 2019, the last trading date in March, the reported sale price on the Common Stock on the NASDAQ Global Market was $0.42.

Dividend Policy: The Company did not pay cash dividends in fiscal 2018 and fiscal 2017. The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed. The Company’s amended credit facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Issuer Purchases of Equity Securities during the Quarter Ended February 2, 2019

During the three month period ended February 2, 2019, the Company did not repurchase any shares under the share repurchase program.

The Company’s amended credit facility contains certain restrictions related to share repurchases, including limiting the amount of repurchases to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the share repurchase transaction.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not required under the requirements of a Smaller Reporting Company.

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

fye Segment

The U.S. entertainment retailing industry is a mature industry and continues to experience declines. Physical video and music represent 45% of sales and both categories have been impacted by new distribution channels, including digital distribution and internet fulfillment. As a result, the Company has had negative comparable store sales on an annual basis for the past five fiscal years. To mitigate or lessen the impact these changes have had, the Company has focused on the following areas in an effort to improve its business:

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

During fiscal year 2018 and fiscal year 2017, the Company closed 50 and 25 stores, respectively. The Company closes stores when minimum operating thresholds are not achieved or upon lease expiration when either renewal is not available or management determines that renewal is not in the Company’s best interest. The Company has signed short-term lease agreements for desirable locations, which enables us to negotiate rents that are responsive to the then-current sales environment. The Company has 158 stores with leases expiring during fiscal 2019. We will continue to close stores that do not meet our profitability goals, a process which could result in further asset impairments and store closure costs. A continued reduction in the number of stores would lower total sales.

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

Expanding Customer Base

To strengthen customer loyalty, the fye stores offer its customers the option of signing up for a Backstage Pass card which provides an additional 10% discount off of everyday selling prices on nearly all products in addition to other value added benefits members receive through the program in exchange for a membership fee. The Company also hosts events to provide various segments of customers an opportunity to experience entertainment and shop for unique and exclusive products based on their particular interests.

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

During fiscal 2018, in response to the general decline in operating results, management implemented certain strategic initiatives, operational efficiencies and other considerations directed towards improving the segment’s performance, operations, and cash flow:

Vendor Rationalization and Remediation

Using a profit driven approach, management determined there was an opportunity to rationalize and remediate its vendor portfolio to improve profitability, streamline core operations and improve efficiencies. Rationalization and remediation activities included terminating unprofitable vendors and improving vendor relationships through negotiations focused on improvements to gross margins and supply chain efficiencies.

SG&A Rationalization

During the fourth quarter of fiscal 2018, etailz implemented certain strategic initiatives in order to create operation efficiencies directed towards improving the etailz segment’s performance, operations, and cash flow to support the ongoing operating model changes and to create a leaner organization that is better aligned with current and future business focus. As part of the initiatives, a 30% reduction in force was implemented during the fourth quarter of fiscal 2018. Additional reductions implemented included expenses related to technology, hardware, and employee benefits.

Working Capital Optimization

etailz is in the process of implementing strategies that will enhance sales, improve inventory turns and decrease Amazon storage fees.

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

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges. SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios: The Company views cash, merchandise inventory, merchandise inventory per square foot, inventory leverage, accounts payable leverage, and working capital as key indicators of its financial position. See Liquidity and Capital Resources for further discussion of these items.

Fiscal Year Ended February 2, 2019 (“fiscal 2018”)

Compared to Fiscal Year Ended February 2, 2018 (“fiscal 2017”)

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2018, and 2017 ended February 2, 2019 and February 3, 2018, respectively. Fiscal 2018 had 52 weeks and fiscal 2017 had 53 weeks. The 53rd week in fiscal 2017 contributed approximately 1% to net sales.

Segment Highlights:

(amounts in thousands)		Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Total Revenue
fye		$231,290	$268,397
etailz		186,900	174,459
Total Company		$418,190	$442,856

Gross Profit
fye		$89,259	$104,254
etailz		38,815	39,589
Total Company		$128,074	$143,843

Loss From Operations
fye		$(24,455)	$(49,261)
etailz		(72,351)	(2,140)
Total Company		$(96,806)	$(51,401)

Reconciliation of fye Loss From Operations to fye Adjusted Loss From Operations
fye Loss From Operations		$(24,455)	$(49,261)
Asset impairment charges		1,946	29,107
fye Adjusted Loss From Operations	(1)	$(22,509)	$(20,154)

Reconciliation of etailz Loss From Operations to etailz Adjusted (Loss) Income From Operations
etailz Loss From Operations		$(72,351)	$(2,140)
Acquisition related intangible amortization expenses		3,890	3,871
Acquisition related compensation expenses, net of contingency benefit of $3 million in fiscal 2017		3,821	982
Asset impairment charges		57,712	—
etailz Adjusted (Loss) Income From Operations	(1)	$(6,928)	$2,713

(1)	In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we reported non-GAAP adjusted operating income (loss) as shown above. The Company believes that adjusted (loss) income from operations as per the segment disclosure, when considered together with its GAAP financial results, provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges. This measure is not a recognized measure of financial performance under GAAP, and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP.
24

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

				2018 vs 2017
		2018	2017	$	%
(amounts in thousands)
fye net sales		$226,097	$262,714	$(36,617)	(13.9%)
etailz net sales		186,900	174,459	12,441	7.1%
Other revenue	(1)	5,193	5,683	(490)	(8.6%)
Total revenue		$418,190	$442,856	$(24,666)	(5.6%)

1. Other revenue is comprised of third-party commission income and management fees related to the fye segment.

Total revenue decreased 5.6% to $418.2 million compared to $442.9 million in fiscal 2017.

fye Segment

The 13.9% net sales decline from the prior year is primarily due to an 11.1% decline in average stores in operation and a 2.0% decline in comparable store net sales. Stores closed in fiscal 2018 and fiscal 2017 recorded sales of $26.5 million and $14.9 million, respectively. Total product units sold for fiscal 2018 decreased 18.5% while the average retail price for units sold increased 3.3%.

Net fye sales by merchandise category for fiscal 2018 and fiscal 2017 were as follows:

(amounts in thousands)	2018 Net Sales	% Total	2017 Net Sales	% Total	Total $ Net Sales Change	Total % Net Sales Change	Comparable Store % Net Sales Change

Trend/Lifestyle	$93,830	41.5%	$98,019	37.3%	$(4,189)	(4.3%)	5.1%
Video	62,403	27.6%	81,261	30.9%	(18,858)	(23.2%)	(8.8%)
Music	39,793	17.6%	50,691	19.3%	(10,898)	(21.5%)	(8.6%)
Electronics	30,071	13.3%	32,743	12.5%	(2,672)	(8.2%)	5.0%
Total	$226,097	100.0%	$262,714	100.0%	$(36,617)	(13.9%)	(2.0%)

Trend/lifestyle

fye stores offer a selection of trend/lifestyle products that primarily relate to theatrical releases, music, and gaming. The trend/lifestyle category increased 5.1% on a comparable store sales basis in fiscal 2018 and represented 41.5% of the Company’s total net sales in fiscal 2018 versus 37.3% in fiscal 2017. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew sales in this category by strengthening its assortment of consumables and collectables, as well as by improving the product presentation and value proposition.

Video

fye stores offer a wide range of new and used DVDs, Blu-rays, and 4Ks in all of its stores. Total net sales for the video category declined 8.8% on a comparable store sales basis in fiscal 2018. Video sales were negatively impacted by industry wide declines in physical video due to digital options. According to the Industry Dashboard, during the period equivalent to the Company’s fiscal 2018, total industry video sales declined 12.8%.

Music

fye stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists. Total net sales in the music category declined 8.6% on a comparable store sale basis in fiscal 2018.

Electronics

fye stores offer a selection of complementary portable electronics and accessories to support our entertainment products. The electronics category increased 5.0% on a comparable store sales basis. Electronics represented 13.3% of the Company’s total net sales in fiscal 2018 versus 12.5% in fiscal 2017.

etailz Segment

etailz recorded sales of $186.9 million for fiscal 2018 compared to $174.5 million for fiscal 2017. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s gross profit:

			2018 vs 2017
(amounts in thousands)	2018	2017	$	%

fye gross profit	$89,259	$104,254	$(14,995)	(14.4%)
etailz gross profit	38,815	39,589	(774)	(2.0%)
Total gross profit	$128,074	$143,843	$(15,769)	(11.0%)

fye gross profit as a % of fye revenue	38.6%	38.8%
etailz gross profit as a % of etailz revenue	20.8%	22.7%
Total gross profit as a % of total revenue	30.6%	32.5%

Gross profit decreased 11.0% to $128.1 million compared to $143.9 million in fiscal 2017 primarily due to the closure of 50 stores.

fye Segment

Gross profit as a percentage of sales was 38.6% in fiscal 2018 as compared to 38.8% in fiscal 2017. The slight decline in rate was due to higher inventory markdowns to sell off seasonal and slow moving merchandise and liquidation sales for closed stores.

etailz Segment

etailz gross profit as a percentage of revenue was 20.8% in fiscal 2018 as compared to 22.7% in fiscal 2017. The decline in the gross profit rate was primarily due to higher marketplace fulfillment and warehousing fees.

Selling, General and Administrative Expenses.

The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

(amounts in thousands)			2018 vs. 2017
	2018	2017	$	%

fye SG&A before depreciation and amortization	$107,141	$114,982	$(7,841)	-6.8%
As a % of total fye revenue	46.3%	42.8%		3.5%

etailz SG&A before depreciation and amortization	48,965	39,446	9,519	24.1%
As a % of total etailz revenue	26.2%	22.6%		3.6%

Depreciation and amortization	9,116	13,496	(4,380)	-32.5%

Total SG&A	$165,222	$167,924	$(2,702)	-1.6%

As a % of total revenue	39.5%	37.9%

Total SG&A expenses decreased $2.7 million.

fye Segment

SG&A, excluding depreciation and amortization, decreased $7.8 million, or 6.8%, primarily as a result of lower expenses due to fewer stores in operation. The increase in the rate as a percentage of fye revenue was primarily due to the comparable sales decline and increased corporate home office expenses to support strategic growth initiatives.

etailz Segment

etailz SG&A, excluding depreciation and amortization, expenses increased $9.5 million, or 24.1%, primarily as a result of investments in product identification and sourcing, technology, and platform diversification, in addition to an increase in marketplace commissions as a result of higher sales.

Depreciation and amortization expense. Consolidated depreciation and amortization expense decreased $4.4 million primarily due to the $29.1 million net decrease in carrying value of fixed assets, resulting from impairment charges recorded for the fye segment, during the fourth quarter of fiscal 2017.

Asset Impairment Charges

fye Segment

During fiscal 2018, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected fourth quarter sales that a triggering event had occurred, and pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment, an evaluation of the fye fixed assets for impairment was required. Fixed assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2018, resulting in the recording of asset impairment charges of $1.9 million. Estimated fair values for fixed assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

During fiscal 2017, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected fourth quarter sales that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the fye fixed assets for impairment was required. Fixed assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2017, resulting in the recording of asset impairment charges of $29.1 million. Estimated fair values for fixed assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

etailz Segment

During fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment driven by lower than expected operating results culminating in the fourth quarter of fiscal 2018 that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the etailz fixed assets and intangible assets for impairment was required. Fixed assets related to internally developed technology at etailz were written down to their estimated fair values at the end of fiscal 2018, resulting in the recognition of asset impairment charges of $2.1 million. Intangible assets related to technology and vendor relationships were written down to their estimated fair values at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $16.4 million.

As a result of the annual impairment review pursuant to FASB ASC 350, Intangibles—Goodwill and Other, the Company performed its impairment test over goodwill. Based on the Company’s annual impairment test, it was determined that the goodwill balance was fully impaired, and the Company recognized an impairment loss of $39.2 million.

Interest Expense. Interest expense in fiscal 2018 was $0.7 million, compared to $0.3 million in fiscal 2017.

Other Income. Other income was $0.2 million in fiscal 2018 compared to $8.9 million in fiscal 2017. Other income for fiscal 2018 was comprised of interest income earned on escrow accounts. Other income for fiscal 2017 consisted primarily of a gain on insurance proceeds related to the death of the Company’s former Chairman.

Income Tax Expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

(amounts in thousands)			2018 vs 2017
	2018	2017	$

Income tax expense (benefit)	$80	$(299)	$379

Effective tax rate	(0.1%)	0.7%

The fiscal 2018 income tax expense includes state taxes, adjustments to the reserve for uncertain tax positions, and the accrual of interest. The fiscal 2017 income tax benefit of the alternative minimum tax credit receivable is partially offset by state taxes, adjustments to the reserve for uncertain tax positions, and the accrual of interest.

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

(amounts in thousands)			2018 vs 2017
	2018	2017	$

Net loss	$(97,382)	$(42,553)	$(54,829)

Net loss as a percentage of total revenue	(23.3%)	(9.6%)

Net loss was $97.4 million for fiscal 2018, compared to $42.6 million for fiscal 2017. Included in the results for fiscal 2018 and fiscal 2017 are non-cash charges of $59.7 million and $29.1 million, respectively, as a result of recording impairment against certain fixed assets in the fye segment and impairment against fixed assets, intangible assets, and goodwill in the etailz segment. The increase in net loss was primarily due to an increase in asset impairment charges, combined with the decline in fye sales and an overall lower gross profit rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and changes in our strategy or our planned activities.

The Company incurred net losses of $97.4 million and $42.6 million for the years ended February 2, 2019 and February 3, 2018, respectively, and has an accumulated deficit of $50.2 million at February 2, 2019. In addition, net cash used in operating activities for the year ended February 2, 2019 was $25.5 million.

A noted above, the Company experienced negative cash flows from operations during fiscal 2018 and 2017 and we expect to continue to incur net losses in the foreseeable future. We implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiency and conserving working capital needed to support the growth of our etailz segment. As a result of the initiative, we expect that annual expenses will be reduced by $4.0 to $5.0 million.

At February 2, 2019, we had cash and cash equivalents of $4.4 million, net working capital of $65.9 million, and no outstanding borrowings on our revolving credit facility, as further discussed below. This compares to $31.3 million in cash and cash equivalents and net working capital of $92.8 million at February 3, 2018. We anticipate an improvement in cash flows from operations for fiscal 2019.

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”). The Credit Facility provides for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. During fiscal 2018, the Company exercised the right to increase its availability to $60 million subject to the same limitations noted above. The Company had $30 million available for borrowing under the Credit Facility as of February 2, 2019.

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

As of February 2, 2019 and as of February 3, 2018, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2018 and fiscal 2017 were $35.7 million and $11.7 million, respectively. As of February 2, 2019 and February 3, 2018, the Company had no outstanding letters of credit. The Company had $30 million and $41 million available for borrowing under the Credit Facility as of February 2, 2019 and February 3, 2018, respectively.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5 million annually, and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. On October 29, 2018, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company exceeding the permitted number of store closures and related inventory dispositions.

The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of February 2, 2019, the Company was compliant with all covenants. On May 3, 2019, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company with respect to late delivery of the Annual Financial Statements.

In addition to the aforementioned current sources of existing working capital, the Company may explore certain other strategic alternatives that may become available to the Company, as well continuing our efforts to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all, should we require such additional funds. If the Company is unable to improve its operations, it may be required to obtain additional funding, and the Company’s financial condition and results of operations may be materially adversely affected.

Furthermore, broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our common stock is delisted from the NASDAQ Global Market, it may also limit our ability to raise additional funds.

The consolidated financial statements for the fiscal year ended February 2, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The following table sets forth a two-year summary of key components of cash flow and working capital:

	(amounts in thousands)		2018	2017	2018 vs. 2017
	Operating Cash Flows		$(25,518)	$(13)	$(25,505)
	Investing Cash Flows		(2,342)	4,482	(6,824)
	Financing Cash Flows		(1,420)	(5,040)	3,620

	Capital Expenditures		(3,689)	(8,407)	4,718

	End of Period Balances:
	Cash, Cash Equivalents, and Restricted Cash	(1)	14,226	43,506	(29,280)
	Merchandise Inventory		94,842	109,112	(14,270)
	Merchandise Inventory Per Square Foot - fye		59.8	59.9	(0.1)
	Accounts Payable leverage-fye		41.0	44.0	(3.0)
	Working Capital		65,947	92,827	(26,880)
	Inventory turns - fye		1.6	1.5	0.1
(1)	Cash and cash equivalents per Consolidated Balance Sheets		$4,355	$31,326
	Add: Restricted cash		9,871	12,180
	Cash, cash equivalents, and restricted cash		$14,226	$43,506

During fiscal 2018, cash used in operations was $25.5 million, primarily due to a net loss of $97.4 million, adding back depreciation and amortization of $9.1 million, a loss on impairment of goodwill and long lived assets of $59.7 million, non-cash compensation of $3.0 million, and a decrease in merchandise inventory of $14.5 million, less an increase in accounts receivable of $0.9 million, the reduction in accounts payable of $7.5 million, the reduction of accrued expenses and other current liabilities of $1.1 million, and the reduction in deferred revenue and other long-term liabilities of $1.5 million and $4.0 million, respectively. During fiscal 2017, cash used in operations was $13 thousand primarily due to a net loss of $42.6 million, adding back depreciation and amortization of $14.1 million, a loss due to fixed assets impairment of $29.1 million, non-cash compensation of $3.1 million, decrease in merchandise inventory of $16.9 million, and a decrease in accounts receivable and other current assets of $3.9 million, less the adjustment to the contingent consideration liability of $3.3 million, the gain on insurance proceeds of $8.7 million, and reductions in accounts payable and deferred revenue of $10.5 million and $1.3 million, respectively.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), inventory investment per square foot (merchandise inventory divided by total store square footage) and inventory leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. For the fye segment, inventory turnover in fiscal 2018 and in fiscal 2017 was 1.6 and 1.5, respectively. For the etailz segment, inventory turnover in fiscal 2018 and in fiscal 2017 was 5.2 and 5.3, respectively. Inventory investment per square foot measures the productivity of the inventory. It is important in determining if the Company has the appropriate level of inventory to meet customer demands while controlling its investment in inventory. Inventory investment per square foot in the fye segment was $60 per square foot at the end of fiscal 2018, same level as at the end of fiscal 2017. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory for the fye segment was 41.0% as of

February 2, 2019 compared with 44.0% as of February 3, 2018. Accounts payable leverage on inventory for the etailz segment was 22.7% as of February 2, 2019 compared with 16.6% as of February 3, 2018.

Cash used in investing activities was $2.3 million in fiscal 2018, compared to cash flows provided by investing activities of $4.5 million in fiscal 2017. During fiscal 2018, cash used in investing activities consisted of $1.4 million in capital distributions received from the joint venture, less $3.7 million in capital expenditures. During fiscal 2017, cash provided by investing activities consisted of Company owned life insurance proceeds of $14.4 million, and $1.1 million in capital distributions received from the joint venture, less $8.4 million in capital expenditures, and a $2.6 million investment in a joint venture.

The Company has historically financed its capital expenditures through borrowings under its revolving credit facility and cash flow from operations. The Company anticipates capital spending of approximately $3 million in fiscal 2019, as the Company has made the majority of its planned capital investments.

Cash used in financing activities was $1.4 million in fiscal 2018, compared to $5.0 million in fiscal 2017. In fiscal 2018 and fiscal 2017, cash used in financing activities was primarily comprised of $1.5 million and $5.0 million payments, respectively, paid to the etailz shareholders in connection with the share purchase agreement signed during the acquisition of etailz during fiscal 2016.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Related Party Transactions.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The distribution center/office lease commenced on January 1, 2016, and expires on December 31, 2020. Under the lease accounted for as an operating lease, the Company paid $1.2 million in both fiscal 2018 and fiscal 2017. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

Sara Neblett, the wife of Josh Neblett, former CEO of etailz, was employed with the Company as the Vice President of Partner Care of etailz until January 2019. During fiscal 2018 and fiscal 2017, Ms. Neblett received $169,125 and $165,250, respectively, in regular cash compensation. In addition, during fiscal 2018, Ms. Neblett received approximately $1.0 million under the terms of the etailz acquisition agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to the Consolidated Financial Statements in this report includes a summary of the significant accounting policies and methods used by the Company in the preparation of its consolidated financial statements. Management believes that of the Company’s significant accounting policies and estimates, the following involve a higher degree of judgment or complexity:

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. The average cost method attaches a cost to each item and is a blended average of the original purchase price and those of subsequent purchases or other cost adjustments throughout the life cycle of that item.

Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to net realizable value; if net realizable value is lower than cost. Inherent in the entertainment products industry is the risk of obsolete inventory. Typically, newer media releases generate a higher product demand. Some media vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete. For all merchandise categories, the Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and the distribution center throughout the year and inventory records are adjusted accordingly.

Shrink expense, including obsolescence was $3.4 million and $5.4 million in fiscal 2018 and fiscal 2017, respectively. As a rate to net sales, this equaled 0.8% and 1.2% for fiscal 2018 and fiscal 2017, respectively.

The Company is generally entitled to return merchandise purchased from major music and video vendors for credit against other purchases from these vendors. Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned. Certain other vendors charge a handling fee based on units returned. The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges of $0.4 million in both fiscal 2018 and fiscal 2017.

Goodwill: Our goodwill resulted from our acquisition of etailz and represented the excess purchase price over the net identifiable assets acquired. All of our goodwill is associated with etailz, a separate reporting unit, and there is no goodwill associated with our other reporting unit, fye. Goodwill is not amortized and we are required to evaluate goodwill for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed at the end of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill may not be recoverable.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that these judgments and estimates could change in future periods.

As a result of the annual impairment review pursuant to FASB ASC 350, Intangibles—Goodwill and Other, the Company performed its impairment test over goodwill. Based on the Company’s annual impairment test, it was determined that the goodwill balance was fully impaired, and the Company recognized an impairment loss of $39.2 million.

Long Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the fye segment has two asset groupings – corporate and store level assets. For the purposes of the asset impairment test, the etailz segment has one asset grouping, which is the same as the etailz reporting unit level.

During fiscal 2018 and fiscal 2017, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected fourth quarter sales that triggering events had occurred in each respective fiscal year, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the fye fixed assets for impairment was required. Fixed assets primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2018 and fiscal 2017, resulting in the recording of asset impairment charges of $1.9 million and $29.1 million, respectively. Estimated fair values for fixed assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

During fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment driven by lower than expected operating results culminating in the fourth quarter of fiscal 2018 that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the etailz fixed assets and intangible assets for impairment was required. Fixed assets related to internally developed technology at etailz were written down to their estimated fair values at the end of fiscal 2018, resulting in the recognition of asset impairment charges of $2.1 million. Intangible assets related to technology and vendor relationships were written down to their estimated fair values at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $16.4 million.

Recently Issued Accounting Pronouncements.

The information set forth above may be found under Notes to Consolidated Statements, Note 2, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under the requirements of a Smaller Reporting Company.

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

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 2, 2019.

Changes in Controls and Procedures: As of February 2, 2019, there have been no changes in the Company’s internal controls over financial reporting that occurred during fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 28, 2019, which information is incorporated by reference.

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC on or about May 28, 2019, which information is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 28, 2019, which information is incorporated by reference.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of February 2, 2019:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity Compensation Plan Approved by Shareholders	3,049,825	$2.65	1,940,289
Equity Compensation Plans and Agreements not Approved by Shareholders	—	—	—

(1)	Includes 271,411 deferred shares which may be issued for no consideration.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 28, 2019, which information is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement to be filed pursuant to Regulation 14A with the SEC on or about May 28, 2019, which information is incorporated by reference.

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

TRANS WORLD ENTERTAINMENT CORPORATION

Date: May 14, 2019	By: /s/ Michael Feurer
Michael Feurer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Feurer	Chief Executive Officer and Director
(Michael Feurer)	(Principal Executive Officer)	May 14, 2019

/s/ Edwin Sapienza	Chief Financial Officer
(Edwin Sapienza)	(Principal Financial and Chief Accounting Officer)	May 14, 2019

/s/ Martin Hanaka	Director	May 14, 2019
(Martin Hanaka)

/s/Robert Marks	Director	May 14, 2019
(Robert Marks)

/s/ Michael Nahl	Director	May 14, 2019
(Michael Nahl)

/s/ Michael Reickert	Director	May 14, 2019
(Michael Reickert)

/s/ Michael B. Solow	Director	May 14, 2019
(Michael B. Solow)
38

TRANS WORLD ENTERTAINMENT CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Trans World Entertainment Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the fiscal years in the two-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

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

Albany, New York
May 14, 2019

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	February 2, 2019	February 3, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,355	$31,326
Restricted cash	4,126	1,505
Accounts receivable	5,383	4,469
Merchandise inventory	94,842	109,112
Prepaid expenses and other current assets	6,657	6,976
Total current assets	115,363	153,388

Restricted cash	5,745	10,675
Fixed assets, net	7,529	13,546
Goodwill	—	39,191
Intangible assets, net	3,668	23,967
Other assets	5,708	7,139
TOTAL ASSETS	$138,013	$247,906

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,329	$41,780
Accrued expenses and other current liabilities	8,132	10,846
Deferred revenue	6,955	7,935
Total current liabilities	49,416	60,561

Other long-term liabilities	24,867	29,131
TOTAL LIABILITIES	74,283	89,692

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,436,671 shares and 64,305,171 shares issued, respectively)	644	643
Additional paid-in capital	344,214	341,103
Treasury stock at cost (28,177,832 and 28,156,601 shares, respectively)	(230,166)	(230,145)
Accumulated other comprehensive loss	(735)	(998)
(Accumulated deficit) Retained earnings	(50,227)	47,611
TOTAL SHAREHOLDERS’ EQUITY	63,730	158,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,013	$247,906

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018

Net sales	$412,997	$437,173
Other revenue	5,193	5,683
Total revenue	418,190	442,856

Cost of sales	290,116	299,013
Gross profit	128,074	143,843

Selling, general and administrative expenses	165,222	167,924
Income from joint venture	—	(1,787)
Asset impairment charges	59,658	29,107
Loss from operations	(96,806)	(51,401)
Interest expense	723	332
Other income	(227)	(8,881)
Loss before income taxes	(97,302)	(42,852)
Income tax expense (benefit)	80	(299)
Net loss	$(97,382)	$(42,553)

Basic and diluted loss per share	$(2.68)	$(1.18)

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018

Net loss	$(97,382)	$(42,553)

Pension actuarial income (loss) adjustment	263	(196)
Comprehensive loss	$(97,119)	$(42,749)

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Shares	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulaed Deficit)	Shareholders’ Equity
Balance as of January 28, 2017	64,253	$643	$338,075	(28,137)	$(230,144)	$(802)	$90,164	$197,936
Net Loss	—	—	—	—	—	—	(42,553)	(42,553)
Pension actuarial loss adjustment	—	—	—	—	—	(196)	—	(196)
Vested restricted shares	50	—	(39)	(20)	(1)	—	—	(40)
Common stock issued in the acquisition of etailz	2	—	—	—	—	—	—	—
Amortization of unearned compensation/restricted stock amortization	—	—	3,067	—	—	—	—	3,067
Balance as of February 3, 2018	64,305	$643	$341,103	(28,157)	$(230,145)	$(998)	$47,611	$158,214
Decrease to opening balance of Retained Earnings as a result of applying ASU 2014-09	—	—	—	—	—	—	(456)	(456)
Net Loss	—	—	—	—	—	—	(97,382)	(97,382)
Pension actuarial income adjustment	—	—	—	—	—	263	—	263
Vested restricted shares	—	—	—	(21)	(21)	—	—	(21)
Common stock issued-new grants	132	1	79	—	—	—	—	80
Amortization of unearned compensation/restricted stock amortization	—	—	3,032	—	—	—	—	3,032
Balance as of February 2, 2019	64,437	$644	$344,214	$(28,178)	$(230,166)	$(735)	$(50,227)	$63,730

See Accompanying Notes to Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018
OPERATING ACTIVITIES:
Net loss	($97,382)	($42,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	5,226	10,272
Amortization of intangible assets	3,890	3,890
Amortization of lease valuations	—	(20)
Stock based compensation	3,032	3,067
Treasury stock received for payment of withholding tax on exercises of RSUs	(21)	—
Adjustment to contingent consideration	(272)	(3,280)
Loss on disposal of fixed assets	422	579
Loss on impairment of goodwill and long lived assets	59,658	29,107
Change in cash surrender value	78	(399)
Gain on life insurance asset	—	(8,733)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(914)	2,616
Merchandise inventory	14,535	16,892
Prepaid expenses and other current assets	319	1,295
Other long-term assets	6	(668)
Accounts payable	(7,451)	(10,527)
Accrued expenses and other current liabilities	(1,134)	1,648
Deferred revenue	(1,509)	(1,293)
Other long-term liabilities	(4,001)	(1,906)
Net cash used in operating activities	(25,518)	(13)

INVESTING ACTIVITIES:
Purchases of fixed assets	(3,689)	(8,407)
Proceeds from company owned life insurance	—	14,363
Investment in joint venture	—	(2,575)
Capital distributions from joint venture	1,347	1,101
Net cash (used in) provided by investing activities	(2,342)	4,482

FINANCING ACTIVITIES:
Exercise of equity awards, net of treasury shares received	80	—
Vesting of long term equity awards	—	(39)
Payments of long term borrowings	(35,734)	(11,657)
Proceeds from long term borrowings	35,734	11,657
Payments to etailz shareholders	(1,500)	(5,000)
Purchase of treasury stock	—	(1)
Net cash used in financing activities	(1,420)	(5,040)

Net decrease in cash, cash equivalents, and restricted cash	(29,280)	(571)
Cash, cash equivalents, and restricted cash, beginning of year	43,506	44,077
Cash, cash equivalents, and restricted cash, end of year	$14,226	$43,506

Supplemental disclosures and non-cash investing and financing activities:

Interest paid	$723	$332

Issuance of restricted performance based awards / deferred / restricted shares under deferred / restricted stock agreements	109	120

See Accompanying Notes to Consolidated Financial Statements.

Index to Notes to Consolidated Financial Statements

Note Number and Description

Note No.

1.	Nature of Operations and Summary of Significant Accounting Policies

2.	Recently Issued Accounting Pronouncements

3.	Goodwill and Other Intangible Assets

4.	Fixed Assets

5.	Restricted Cash

6.	Credit Facility

7.	Leases

8.	Shareholders’ Equity

9.	Benefit Plans

10.	Income Taxes

11.	Related Party Transactions

12.	Commitments and Contingencies

13.	Quarterly Financial Information (Unaudited)
46

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment is a specialty retailer of entertainment products, including trend, video, music, electronics and related products in the United States. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of February 2, 2019, the fye segment operated 210 stores totaling approximately 1.2 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity: The Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and changes in our strategy or our planned activities.

The Company incurred net losses of $97.4 million and $42.6 million for the years ended February 2, 2019 and February 3, 2018, respectively, and has an accumulated deficit of $50.2 million at February 2, 2019. In addition, net cash used in operating activities for the year ended February 2, 2019 was $25.5 million.

A noted above, the Company experienced negative cash flows from operations during fiscal 2018 and 2017 and we expect to continue to incur net losses in the foreseeable future. We implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiency and conserving working capital needed to support the growth of our etailz segment (the “performance improvement plan”). As a result of the initiative, we expect that annual expenses will be reduced by $4.0 to $5.0 million.

At February 2, 2019, we had cash and cash equivalents of $4.4 million, net working capital of $65.9 million, and no outstanding borrowings on our revolving credit facility, as further discussed below. This compares to $31.3 million in cash and cash equivalents and net working capital of $92.8 million at February 3, 2018. We anticipate an improvement in cash flows from operations for fiscal year 2019.

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”). The Credit Facility provides for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. During fiscal 2018, the Company exercised the right to increase its availability to $60 million subject to the same limitations noted above. The Company had $30 million available for borrowing under the Credit Facility as of February 2, 2019.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5 million annually, and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. On October 29, 2018, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company exceeding the permitted number of store closures and related inventory dispositions.

The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of February 2, 2019, the Company was compliant with all covenants. On May 3, 2019, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company with respect to late delivery of the Annual Financial Statements.

In addition to the aforementioned current sources of existing working capital, the Company may explore certain other strategic alternatives that may become available to the Company, as well continuing our efforts to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all, should we require such additional funds. If the Company is unable to improve its operations, it may be required to obtain additional funding, and the Company’s financial condition and results of operations may be materially adversely affected.

Furthermore, broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our common stock is delisted from the NASDAQ Global Market, it may also limit our ability to raise additional funds.

The consolidated financial statements for the fiscal year ended February 2, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly-owned subsidiaries, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory and return costs; valuation of goodwill and long-lived assets, income taxes, accounting for gift card liabilities, retirement plan obligation, and other long-term liabilities that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Items Affecting Comparability: The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2018 and fiscal 2017 ended February 2, 2019 and February 3, 2018, respectively. Fiscal 2018 had 52 weeks and fiscal 2017 had 53 weeks.

Concentration of Business Risks: The fye segment purchases inventory from approximately 460 suppliers. In fiscal 2018, 37% of fye purchases were made from ten suppliers including Universal Studio Home

Entertainment, Paramount Video, Buena Vista Home Video, SONY Music, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC, Warner Home Video, and Alliance Entertainment.

The etailz segment purchases various inventory from numerous suppliers. The segment does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, the etailz segment has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

etailz generates substantially all of its revenue through the Amazon Marketplace. Therefore, the segment depends in large part on its relationship with Amazon for its continued growth. In particular, the etailz segment depends on its ability to offer products on the Amazon Marketplace and on its timely delivery of products to customers.

During fiscal 2018, in response to the general decline in operating results, management implemented certain vendor remediation initiatives directed towards improving the segment’s performance, operations, and cash flow, including terminating unprofitable vendors and preparing for vendor negotiations, significant reduction in pay-in-advance terms, and improving vendor relationships through negotiations focused on improvements to gross margins and supply chain efficiencies.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash: Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the Company’s consolidated balance sheet.

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

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to net realizable value, if market value is lower than cost. The Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. The provision for inventory shrink is estimated as a percentage of store sales for the period from the last date a physical inventory was performed to the end of the fiscal year. Such estimates are based on historical results and trends, and the shrink results from the last physical inventory. Physical inventories are taken at least annually for all stores and the distribution center throughout the year, and inventory records are adjusted accordingly.

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

Goodwill: The Company’s goodwill resulted from the acquisition of etailz and represented the excess purchase price over the net identifiable assets acquired. All of the goodwill is associated with etailz, a separate reporting unit, and there is no goodwill associated with the other reporting unit, fye. Goodwill is not amortized and the Company is required to evaluate goodwill for impairment at least annually or whenever indicators of impairment are present. The Company’s annual test is completed at the end of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill may not be recoverable.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is possible that these judgments and estimates could change in future periods.

As a result of the annual impairment review pursuant to FASB ASC 350, Intangibles—Goodwill and Other, the Company performed its impairment test over goodwill. Based on the Company’s annual impairment test, it was determined that the goodwill balance was fully impaired, and the Company recognized an impairment loss of $39.2 million.

Long Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. For the purpose of the asset impairment test, the fye segment has two asset groupings – corporate and store level assets. For the purposes of the asset impairment test, the etailz segment has one asset grouping, which is the same as the etailz reporting unit level.

During fiscal 2018 and fiscal 2017, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected fourth quarter sales that triggering events had occurred in each respective fiscal year, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the fye fixed assets for impairment was required. Fixed assets primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2018 and fiscal 2017, resulting in the recording of asset impairment charges of $1.9 million and $29.1 million, respectively. Estimated fair values for fixed assets at these locations, including store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

During fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment driven by lower than expected operating results culminating in the fourth quarter of fiscal 2018 that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the etailz fixed assets and intangible assets for impairment was required. Fixed assets related to internally developed technology at etailz were written down to their estimated fair values at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $2.1 million. Intangible assets related to technology and vendor relationships were written down to their estimated fair values at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $16.4 million.

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

Revenue Recognition:

Retail Sales

The Company recognizes sales revenue, net of sales taxes and estimated sales returns, at the time it sells merchandise to the customer (point of sale). Internet sales include shipping revenue and are recorded upon shipment to the customer. The Company records shipping and handling costs in cost of sales. Additionally, estimated sales returns are calculated based on expected returns.

Membership Fee Revenue

The Company recognizes membership fee revenue over the term of the membership, which is typically 12 months for the Company’s Platinum Backstage Pass membership, and 24 months for the Company’s Backstage Pass VIP membership. For the Company’s Platinum Backstage Pass program, the contractual term of the program is 12 months, in which revenue is recognized over that service period. For the Company’s Backstage Pass VIP program, the term of the program is indefinite until a customer cancels the membership. The Company estimates 24 months as the service period based on historical cancellation patterns and recognizes revenue over that service period. Membership in each program provides customers with merchandise discounts and exclusive member-only offers. Total membership fees related to the loyalty programs collected in advance, net of estimated refunds, were as follows: cash received from customers during fiscal 2018 and 2017 was $13.7 million and $16.9 million, respectively. Membership fee revenue recognized was $15.0 million and $17.9 million during fiscal 2018 and 2017, respectively, and recognized on a straight-line basis over the service period. The remaining performance obligation associated with the membership programs was $4.8 million and $6.1 million as of the end of fiscal 2018 and fiscal 2017, respectively. Membership fee revenue is included in Net Sales in the Company’s Consolidated Statements of Operations.

Deferred membership revenue is included in Deferred Revenue in the Company’s Consolidated Balance Sheets.

Other Revenue

The Company recognizes revenue related to commissions earned from third parties. The Company assesses the principal versus agent considerations depending on control of the good or service before it is transferred to the customer. As the Company is the agent and does not have control of the specified good or service, the Company recognizes the fee or commission to which the Company expects to be entitled for the agency service. Commissions earned from third parties were $5.0 million and $5.3 million during fiscal 2018 and fiscal 2017, respectively, and are included in Other Revenue in the Company’s Consolidated Statements of Operations.

Gift Cards

The Company offers gift cards for sale, which is included in deferred revenue in the Consolidated Balance Sheets. When gift cards are redeemed at the store level, revenue is recorded and the related liability is reduced. Breakage is estimated based on proportion to the pattern of rights exercised by the customer. The Company has the ability to reasonably and reliably estimate the gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions. The Company issued $1.9 million and $2.8 million in gift cards for fiscal 2018 and fiscal 2017, respectively. The Company recognized in revenue for redeemed gift cards of $1.9 million and $2.8 million for fiscal 2018 and fiscal 2017, respectively. The Company recorded breakage on its gift cards for fiscal 2018 and fiscal 2017 in the amount of $0.2 million and $0.4 million, respectively. Gift card breakage is recorded as Other Revenue in the Company’s Consolidated Statements of Operations. The remaining performance obligation associated with our gift cards was $2.0 million and $2.2 million as of the end of fiscal 2018 and fiscal 2017, respectively.

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

Selling, General and Administrative Expenses: Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, Amazon fees, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations). Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Advertising Costs and Vendor Allowances: The fye segment often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events. Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory. Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $2.2 million and $3.1 million in fiscal 2018 and fiscal 2017, respectively. In the aggregate, vendor allowances supporting the fye segment’s advertising and promotion are included as a reduction of SG&A expenses, and reimbursements of such costs were $2.1 million and $2.8 million in fiscal 2018 and 2017, respectively. Advertising costs for the etailz segment primarily consist of Amazon marketing expenses which were $1.7 million and $1.2 million in fiscal 2018 and fiscal 2017, respectively.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and a pension actuarial income (loss) adjustment that is recognized in other comprehensive income (loss) (see Note 9).

Income (Loss) Per Share: Basic and diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. During fiscal 2018 and fiscal 2017, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share for fiscal 2018 and fiscal 2017 was the same. Total anti-dilutive stock awards for fiscal 2018 was approximately 2.9 million shares as compared to 2.6 million shares for fiscal 2017.

Fair Value of Financial Instruments: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Significant observable inputs other than quoted prices in active markets for similar assets and liabilities, such as quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Significant unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards. The Company had no Level 3 financial assets or liabilities at February 2, 2019 or at February 3, 2018.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. On February 4, 2018, the Company adopted Topic 606 using the modified retrospective approach. The new standard states that revenue is recognized when performance obligations are satisfied by transferring goods or services to the customer in an amount that the entity expects to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of the Company’s revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through the stores or when merchandise purchased through our e-commerce websites is shipped to a customer. Revenues do not include sales taxes or other taxes collected from customers. The Company has arrangements with customers where the performance obligations are satisfied over time, which primarily relate to the loyalty programs and gift card liabilities. The adoption of Topic 606 impacted the timing of revenue recognition for gift card breakage. Prior to adoption of Topic 606, gift card breakage was recognized at the point gift card redemption became remote. In accordance with the Topic 606, the Company recognizes gift card breakage in proportion to the pattern of rights exercised by the customer. The adoption of Topic 606 also impacted the presentation of the Consolidated Balance Sheets related to sales return reserves to be recorded on a gross basis, consisting of a separate right of return asset and liability. The Company’s evaluation of Topic 606 included a review of certain third-party arrangements to determine whether the Company acts as principal or agent in such arrangements, and such evaluation did not result in any material changes in gross versus net presentation as a result of the adoption of the new standard. The cumulative effect of initially applying Topic 606 was a $0.3 million increase to the opening balance of inventory, a $0.3 million increase to the opening balance of accrued expenses and other liabilities, a $0.5 million increase to the opening balance of deferred revenue, and a $0.5 million decrease to the opening balance of retained earnings as of February 4, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

Segment Information: The Company operates in two reportable segments: fye and etailz. Operating earnings (loss) by operating segment, is defined as income (loss) from operations, net interest expense, other income, and income taxes. Total Revenue, Gross Profit, and Loss From Operations by reportable segment in U.S. dollars were as follows:

(amounts in thousands)	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018

Total Revenue
fye	$231,290	$268,397
etailz	186,900	174,459
Total Company	$418,190	$442,856

Gross Profit
fye	$89,259	$104,254
etailz	38,815	39,589
Total Company	$128,074	$143,843

Loss From Operations
fye	$(24,455)	$(49,261)
etailz	(72,351)	(2,140)
Total Company	$(96,806)	$(51,401)

Merchandise Inventory
fye	$69,785	$86,217
etailz	25,057	22,895
Total Company	$94,842	$109,112

Total Assets
fye	$101,785	$153,050
etailz	36,228	94,856
Total Company	$138,013	$247,906

Other Long Term Liabilities
fye	$24,789	$27,777
etailz	78	1,354
Total Company	$24,867	$29,131

Capital Expenditures
fye	$1,242	$7,342
etailz	2,447	1,065
Total Company	$3,689	$8,407

Note 2. Recently Issued Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for on February 3, 2019 with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company will adopt the new standard on February 3, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 3, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits management not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. Management does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company continues to assess all of the effects of adoption, management currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the consolidated balance sheet for the retail stores, distribution centers, home office operating leases; and; (2) providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. Management currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition, which represents approximately 158 retail stores, or 75%, of the total number of retail stores in operation at February 3, 2019. Management also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which is intended to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost in an entity’s financial statements by requiring the service cost component be disaggregated from other components of net benefit costs and presented in the same line item or items as other compensation costs for the employees. Additionally, only the service cost component of net benefit cost is eligible for capitalization when applicable. ASU 2017-07 is effective for the Company’s fiscal year beginning February 3, 2019, and must be applied retrospectively. ASU 2017-07 is permitted for early adoption, but only at the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company for interim and annual periods in fiscal year beginning February 3, 2019, with early adoption permitted and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company does not expect that this standard will have a material effect on its consolidated financial statements.

Note 3. Goodwill and Other Intangible Assets

Goodwill is not amortized, but is evaluated for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the etailz acquisition.

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment if circumstances indicate that the carrying amount may not be recoverable.

During fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment driven by lower than expected operating results culminating in the fourth quarter of fiscal 2018 that a triggering event had occurred, and an evaluation of intangible assets for impairment was required. Intangible assets related to technology and vendor relationships were written down to their estimated fair value at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $16.4 million. As a result of the annual goodwill impairment review, it was determined that the goodwill balance was fully impaired, and the Company recognized an impairment loss of $39.2 million.

The Company continues to amortize certain vendor relationships, technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of February 2, 2019 consisted of the following:

(amounts in thousands)	February 2, 2019
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Vendor Relationships	120	$19,100	$4,398	$13,822	$880
Technology	60	6,700	3,078	2,587	1,035
Trade names and trademarks	60	3,200	1,447	—	1,753
		$29,000	$8,923	$16,409	$3,668

The changes in net intangibles and goodwill from February 3, 2018 to February 2, 2019 were as follows:

(amounts in thousands)	February 3, 2018	Amortization	Impairment	February 2, 2019

Amortized intangible assets:
Vendor relationships	$16,612	$1,910	$13,822	$880
Technology	4,962	1,340	2,587	1,035
Trade names and trademarks	2,393	640	—	1,753
Net amortized intangible assets	$23,967	$3,890	$16,409	$3,668

Unamortized intangible assets:
Goodwill	$39,191	—	$39,191	$—
Total unamortized intangible assets	$39,191	—	$39,191	$—

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year	Amortization

2019	$1,143
2020	1,143
2021	847
2022	115
2023	115
Thereafter	305

Note 4. Fixed Assets

Fixed assets consist of the following:

	February 2,	February 3,
	2019	2018
(amounts in thousands)
Fixtures and equipment	$10,885	$14,403
Leasehold improvements	6,836	9,836
Total fixed assets	17,721	24,239
Allowances for depreciation and amortization	(10,192)	(10,693)
Fixed assets, net	$7,529	$13,546

Depreciation of fixed assets is included in the Consolidated Statements of Operations as follows:

	Fiscal Year
	2018	2017
(amounts in thousands)
Cost of sales	$—	$645
Selling, general and administrative expenses	5,226	9,627
Total	$5,226	$10,272

Depreciation expense related to the Company’s distribution center facility and related equipment is included in cost of sales. All other depreciation of fixed assets is included in SG&A expenses. As noted within Footnote 1, the Company recorded $4.1 million and $29.1 million in fixed asset impairment during fiscal 2018 and fiscal 2017, respectively.

Note 5. Restricted Cash

As of February 2, 2019 and February 3, 2018, the Company had restricted cash of $9.9 million and $12.2 million, respectively.

Restricted cash balance at the end of fiscal 2018 consisted of $3.2 million related to the earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement created during the acquisition of etailz in fiscal 2016; and a $6.7 million rabbi trust, that resulted from the death of the Company’s former Chairman, of which $1.0 million was classified as restricted cash in current assets and $5.7 million was classified as restricted cash as a long-term asset.

Restricted cash balance at the end of fiscal 2017 consisted of $1.5 million held to satisfy any indemnification claims within 18 months from the date of etailz acquisition; $3.2 million earn-out amount that could be paid to the selling shareholders of etailz in accordance with the share purchase agreement resulted from the etailz acquisition; and a $7.5 million rabbi trust, that resulted from the death of the Company’s former Chairman.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	February 2, 2019	February 3, 2018
Cash and cash equivalents	$4,355	$31,326
Restricted cash	9,871	12,180
Total cash, cash equivalents and restricted cash	$14,226	$43,506
59

Subsequent to the close of fiscal 2018, during the first quarter of fiscal 2019, the $3.2 million earn-out escrow balance was returned to the Company as a result of the etailz segment not achieving the earnings target, as described in the etailz share purchase agreement.

Note 6. Credit Facility

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”). The Credit Facility provides for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed. The availability under the Credit Facility is subject to limitations based on receivables and inventory levels. The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility. Payments of amounts due under the Credit Facility are secured by the assets of the Company. During fiscal 2018, the Company exercised the right to increase its availability to $60 million subject to the same limitations noted above.

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. On October 29, 2018, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company to exceed the permitted number of store closures and related inventory dispositions.

The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. As of February 2, 2019, the Company was compliant with all covenants. On May 3, 2019, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company with respect to late delivery of the Annual Financial Statements.

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

As of February 2, 2019 and as of February 3, 2018, the Company did not have any borrowings under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2018 and fiscal 2017 were $35.7 million and $11.7 million, respectively. As of February 2, 2019 and February 3, 2018, the Company had no outstanding letters of credit. The Company had $30 million and $41 million available for borrowing under the Credit Facility as of February 2, 2019 and February 3, 2018, respectively.

Note 7. Leases

The Company conducts all of its operations from leased premises that include retail stores, distribution centers, and administrative offices. At February 2, 2019, the Company leased 210 stores under operating leases, many of which contain renewal options and escalation clauses, for periods ranging from one to ten years. Most store leases also provide for payment of operating expenses and real estate taxes. Some also provide for contingent rent based on percentage of sales over a certain sales volume. During fiscal 2018 and fiscal 2017, the Company recorded minimum rentals of $21.7 million and $25.0 million, respectively, and did not record any contingent rentals. In addition, the Company currently leases 2 distribution centers and 2 administrative offices.

Future minimum rental payments required under all leases that have initial or remaining non-cancelable lease terms at February 2, 2019, are as follows (amounts in thousands):

Operating Leases

2019	$24,426
2020	8,393
2021	5,239
2022	1,881
2023	1,137
Thereafter	1,060
Total minimum payments required	$42,136

In addition to the obligations in the table above, a number of the Company’s stores have leases which have rent payments based on the store’s sales volume in lieu of fixed minimum rent payments. During fiscal 2018 and fiscal 2017, minimum rent payments based on a store’s sales volume were $0.5 million and $0.6 million, respectively.

Note 8. Shareholders’ Equity

The Company classifies repurchased shares as treasury stock on the Company’s Consolidated Balance Sheet. During 2013, the Company’s Board of Directors authorized a share repurchase program. There were no treasury stock repurchases under the share repurchase program during fiscal 2018 and fiscal 2017. As of February 2, 2019, the Company has approximately $12.2 million available for future purchases under its share repurchase program.

No cash dividends were paid in fiscal 2018 and fiscal 2017. The Company’s Credit Facility contains certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Note 9. Benefit Plans

401(k) Savings Plan

Each segment of the Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements.

The fye segment offers a 401(k) plan which permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations. The Company matches 50% of the first 6% of employee contributions after completing one year of service. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participant vesting of the Company’s matching contribution is based on the years of service completed by the participant. Participants are fully vested upon the completion of four years of service. As of February 3, 2019, the fye segment suspended its matching contribution in response to one of the Company’s cost-cutting initiatives.

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

Total expense related to the fye segment’s matching contributions was approximately $340,000 and $301,000 in fiscal 2018 and fiscal 2017, respectively. Total expense related to the etailz segment’s matching contributions was approximately $297,000 and $224,000 in fiscal 2018 and fiscal 2017, respectively.

Stock Award Plans

As of February 2, 2019, there was approximately $0.6 million of unrecognized compensation cost related to stock option awards comprised of the following: $0.5 million was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 1.4 years and $0.1 million was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 3.7 years.

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

Equity awards authorized for issuance under the New Plan total 5.0 million. As of February 2, 2019, of the awards authorized for issuance under the Stock Award Plans, 2.8 million were granted and are outstanding, 1.9 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at February 2, 2019 were 4.4 million.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	2018	2017
Dividend yield	0%	0%
Expected stock price volatility	50.5-54.0%	40.6-46.4%
Risk-free interest rate	2.71%-3.01%	1.74%-2.39%
Expected award life (in years)	5.64-6.98	5.64-5.71
Weighted average fair value per share of awards granted during the year	$0.50	$0.73

The following table summarizes information about stock options outstanding under the Company’s Stock Award Plans as of February 2, 2019:

	Outstanding				Exercisable
Exercise Price Range	Shares	Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.98-$2.66	1,263,000	5.9	1.61	$—	673,000	$1.82	$—
2.67-3.50	615,500	5.9	3.34	—	550,500	3.38	—
3.51-4.87	899,914	5.6	3.94	—	716,789	3.97	—
Total	2,778,414	5.8	$2.75	$—	1,940,289	$3.06	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on the Company’s closing common stock price of $0.59 as of February 2, 2019, which would have been received by the award holders had all award holders under the Stock Award Plans exercised their awards as of that date.

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards(1)	Weighted Average Grant Date Value
Balance January 28, 2017	2,459,564	$1.73-$5.50	$3.58	170,927	$3.63
Granted	680,000	1.60-1.85	1.84	65,000	1.85
Exercised/vested	—	—	—	(52,500)	3.50
Forfeited	(389,500)	1.85-4.87	3.23	(5,000)	3.53
Canceled	(164,150)	3.79-5.50	5.43	—	—
Balance February 3, 2018	2,585,914	$1.60-$4.87	$3.06	178,427	$3.26
Granted	555,000	0.98-1.04	0.99	224,484	1.12
Exercised/vested	—	—	—	(131,500)	1.94
Forfeited	(290,500)	0.98-3.88	2.07	—	—
Canceled	(72,000)	1.73-3.88	1.64	—	—
Balance February 2, 2019	2,778,414	$0.98-$4.87	$2.75	271,411	$1.68
(1)	Other Share Awards include deferred shares granted to executives and directors.

During fiscal 2018, the Company recognized approximately $79 thousand in expenses for deferred shares issued to non-employee directors. During fiscal 2017, the Company did not issue any deferred shares to non-employee directors. There were no exercises of non-restricted stock options during fiscal 2018 and fiscal 2017. In connection with the acquisition of etailz, the Company issued 1,572,552 restricted shares of Company common stock to a key etailz employee, with a grant date fair value of $3.56 per share. These shares vested ratably through January 2019. Total expense related to these shares was $2.4 million and $2.5 million in fiscal 2018 and 2017, respectively. As of February 2, 2019, the Company recognized a total of $5.6 million of compensation cost related to these restricted shares.

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

For fiscal 2018 and 2017, net periodic benefit cost recognized under both plans totaled approximately $0.6 million in each fiscal year. The accrued pension liability for both plans was approximately $17.5 million and $18.3 million at February 2, 2019 and February 3, 2018, respectively, and is recorded within other long term liabilities on the Consolidated Balance Sheets. The accumulated benefit obligation for both plans was $17.7 million and $18.4 million as of the fiscal years ended February 2, 2019 and February 3, 2018, respectively.

The following is a summary of the Company’s defined benefit pension plans as of each fiscal year-end:

Obligation and Funded Status:

(amounts in thousands)	February 2, 2019	February 3, 2018
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$18,334	$18,700
Service cost	56	63
Interest cost	560	555
Actuarial (gain) loss	(275)	177
Benefits paid	(1,199)	(1,161)
Benefit obligation at end of year	$17,476	$18,334

Fair value of plan assets at end of year	$—	$—

Funded status	$(17,476)	$(18,334)
Unrecognized net actuarial gain	(263)	(102)
Accrued benefit cost	$(17,739)	$(18,436)

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 2, 2019	February 3, 2018
(amounts in thousands)
Current liability	$(1,199)	$(1,199)
Long term liability	(16,002)	(17,135)
Add: Accumulated other comprehensive income	(275)	(102)
Net amount recognized	$(17,476)	$(18,436)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

Net Periodic Benefit Cost:

	Fiscal Year
	2018	2017
Service cost	$56	$63
Interest cost	560	555
Amortization of prior service cost	—	17
Amortization of actuarial net gain	(19)	(36)
Net periodic benefit cost	$597	$599

Other Changes in Benefit Obligations Recognized in Other Comprehensive Loss:

	2018	2017
Net prior service cost recognized as a component of net periodic benefit cost	$—	$(17)

Net actuarial gains arising during the period	263	213
	263	196
Income tax effect	—	—
Total recognized in other comprehensive loss	$263	$196
Total recognized in net periodic benefit cost and other comprehensive loss	$334	$795

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of February 2, 2019 and February 3, 2018 and the tax effect are summarized below.

(amounts in thousands)	February 2,	February 3,
	2019	2018
Net unrecognized actuarial gain	$(263)	$(102)
Other actuarial adjustments	(102)	—
Accumulated other comprehensive income	$(365)	$(102)
Tax expense	1,100	1,100
Accumulated other comprehensive loss	$735	$998

	Fiscal Year
	2018	2017
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.37%	3.42%
Salary increase rate	3.00%	3.00%
Measurement date	Jan 31, 2019	Jan 31, 2018

	Fiscal Year
	2018	2017
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.61%	3.16%
Salary increase rate	3.00%	3.00%

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

The following benefit payments over the next ten years, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
(amounts in thousands)
2019	1,199
2020	1,192
2021	1,184
2022	1,149
2023	1,149
2024 – 2028	6,769

Accumulated Other Comprehensive Loss

(amounts in thousands)	Pension Benefit
February 3, 2018	$(998)
Other comprehensive income	263
February 2, 2019	$(735)

Note 10. Income Taxes

Income tax expense (benefit) consists of the following:

	Fiscal Year
(amounts in thousands)	2018	2017

Federal - current	$(184)	$(500)
State - current	264	201
Income tax expense (benefit)	$80	$(299)

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	2018	2017
Federal statutory rate	21.0%	33.7%
State income taxes, net of federal tax effect	(0.3%)	(0.5%)
Change in Valuation Allowance	(12.5%)	36.1%
Cash surrender value - insurance / benefit program	—%	7.0%
Goodwill Impairment	(8.5%)	—%
Contingent consideration	0.1%	2.6%
Change in US Federal Statutory Tax Rate	—%	(79.4%)
Other	0.1%	1.2%
Effective tax rate	(0.1%)	0.7%
66

The other category is comprised of various items, including the impacts of non-deductible meals, dues, penalties, amortization, parking benefits and the refundable portion of the federal alternative minimum tax carryover credit.

Significant components of the Company’s deferred tax assets are as follows:

(amounts in thousands)	February 2, 2019	February 3, 2018

DEFERRED TAX ASSETS
Accrued Expenses	$559	$260
Retirement and compensation related accruals	6,001	6,724
Fixed assets	6,463	7,561
Federal and state net operating loss and credit carry forwards	75,117	64,807
Real estate leases, included deferred rent	1,973	2,446
Losses on investment	584	827
Others	556	577
Gross deferred tax assets before valuation allowance	$91,253	$83,202
Less: valuation allowance	(90,161)	(76,810)
Total deferred tax assets	$1,092	$6,392

DEFERRED TAX LIABILITIES
Intangibles	$(922)	$(6,193)
Inventory	(170)	(199)
Total deferred tax liabilities	$(1,092)	$(6,392)

NET DEFERRED TAX ASSET	$—	$—

The Company, at the end of fiscal 2018, has a net operating loss carryforward of $253.5 million for federal income tax purposes which will expire at various times throughout 2038 with a portion being available indefinitely. The Company has approximately $289.0 million of net operating loss carryforward for state income tax purposes as of the end of fiscal 2018 that expire at various times through 2038 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $0.5 million which will expire in 2026. The Company has state tax credit carryforwards of $1.1 million, of which $0.2 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of February 2, 2019, the valuation allowance increased to $90.2 million from $76.8 million at February 3, 2018. Management will continue to assess the valuation allowance against the gross deferred assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal Year
(amounts in thousands)	2018	2017

Unrecognized tax benefits at beginning of year	$1,930	$1,930
Increases in tax positions from prior years	—	—
Decreases in tax positions from prior years	—	—
Increases in tax positions for current years	—	—
Settlements	—	—
Lapse of applicable statute of limitations	—	—
Unrecognized tax benefits at end of year	$1,930	$1,930

As of February 2, 2019, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2013.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Operations. During fiscal 2018, the Company accrued a provision for interest expense of $0.2 million. As of February 2, 2019, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $3.3 million, including accrued interest and penalties of $2.5 million.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act makes broad and complex changes to the U.S. tax code including a significant reduction to the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. These changes were presented on prior year, rate reconciliation, accordingly, the federal deferred tax assets were written down to account for the change in fiscal 2017. The write down is reflected in both the valuation allowance and the deferred tax assets which total $35.0 million in fiscal 2017. As of February 3, 2018 this change is also presented in the effective tax rate schedule as a reduction to the prior year losses by 79.4%. The valuation allowance rate impact includes an offsetting reduction for the tax rate which results in no change to the provision for income taxes.

The Act also repeals the Corporation Alternative Minimum Tax (“AMT”) for tax years beginning after December 31, 2017. Any AMT carryover credits will be refundable starting in the 2018 tax year, remaining credit will be fully refundable in 2021, as such, the Company recorded a current benefit in its’ financial statements.

Note 11. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The distribution center/office lease commenced on January 1, 2016, and expires on December 31, 2020. Under the lease, accounted for as an operating lease, the Company paid $1.2 million in fiscal 2018 and fiscal 2017. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

Sara Neblett, the wife of Josh Neblett, former CEO of etailz, was employed with the Company as the Vice President of Partner Care of etailz until January 2019. During fiscal 2018 and fiscal 2017, Ms. Neblett received $169,125 and $165,250, respectively, in regular cash compensation. In addition, during fiscal 2018, Ms. Neblett received approximately $1.0 million under the terms of the etailz acquisition agreement.

Note 12. Commitments and Contingencies

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

The Company has filed a motion to dismiss the case which remains pending; however the court has already dismissed the plaintiffs’ only claim under federal law. The court has not yet decided the rest of the motion, but has indicated its preliminary agreement with significant portions of that motion, including that the case should not be able to proceed as a class action. The Company believes it has meritorious defenses to the plaintiffs’ claims and, if the court does not grant the Company’s motion to dismiss in full, the Company intends to vigorously defend the action.

Store Manager Class Actions

There are two pending class actions. The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”). The Spack Action alleges that Trans World misclassified Store Managers as exempt nationwide. It also alleges violations of New Jersey and Pennsylvania State Law with respect to the Trans World’s use of the fluctuating workweek method to pay Senior Assistant Managers at stores located in those two states, and that managers and assistant managers worked “off-the-clock.” The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”). The Roper Action also asserts a nationwide misclassification claim on behalf of Store Managers. Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

Plaintiffs moved for conditional certification, June 2018 and partially granted in January 2019. The opt-in period for the collective that was certified closed on April 6, 2019. Once the scope of the conditionally certified collective is known, opt-in discovery relating to that collective will commence. Company plans to move to decertify that collective.

Note 13. Quarterly Financial Information (Unaudited)

(in thousands, except for per share amounts)

		Fiscal 2018 Quarter Ended
	Fiscal	February 2,	November 3,	August 4,	May 5,
	2018	2019 (3)	2018	2018	2018

Total Revenue	$418,190	$127,429	$91,984	$102,174	$96,603
Gross profit	128,074	36,827	27,386	32,173	31,688
Net income (loss)	($97,382)	($65,673)	($14,052)	($9,510)	($8,147)
Basic and diluted income (loss) per share	($2.68)	($1.81)	($0.39)	($0.26)	($0.22)

		Fiscal 2017 Quarter Ended
	Fiscal	February 3,	October 28,	July 29,	April 29,
	2017	2018 (2)	2017	2017	2017 (1)

Total Revenue	$442,856	$145,409	$93,001	$102,479	$101,967
Gross profit	143,843	40,787	31,581	35,170	36,305
Net income (loss)	($42,553)	($32,450)	($8,071)	($5,565)	$3,533
Basic and diluted income (loss) per share	($1.18)	($0.90)	($0.22)	($0.15)	$0.10

1.	Includes $8.7 million gain from insurance proceeds.

2.	Includes $29.1 million impairment of fixed assets.

3.	Includes $59.7 million impairment of fixed assets, intangible assets, and goodwill.
70

Index to Exhibits
Document Number and Description

Exhibit No.

2.1	Share Purchase Agreement by and among Trans World Entertainment Corporation, etailz, Inc., each equity holder of etailz, Inc. and Thomas C. Simpson, as sellers’ representative, dated as of October 17, 2016 – incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 18, 2016. Commission File No. 0-14818.

2.2	Registration Rights Agreement by and among Trans World Entertainment Corporation and each holder of Consideration Shares, dated as of October 17, 2016 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 18, 2016. Commission File No. 0-14818.

2.3	Amendment No. 1 to Share Purchase Agreement by and among Trans World Entertainment Corporation, etailz Inc. and Thomas C. Simpson, as sellers’ representative, dated as of May 3, 2017 – incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 4, 2017. Commission File No. 0-14818.

3.1	Restated Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 29, 1994. Commission File No. 0-14818.

3.2	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 1994. Commission File No. 0-14818.

3.3	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998. Commission File No. 0-14818.

3.4	Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Form of Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7	Certificate of Amendment to the Certificate of Incorporation—incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000. Commission File No. 0-14818.

3.8	Certificate of Amendment to the Certificate of Incorporation - incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

*4.1	Specimen of Trans World Entertainment Corporation stock certificate.

*4.2	Description of Trans World Entertainment Corporation capital stock.

4.8	Second Amended and restated Credit Agreement between Trans World Entertainment Corporation and Wells Fargo; National Association dated January 17, 2017– incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 19, 2017. Commission File No. 0-14818.
71

4.9	Letter Agreement between Trans World Entertainment Corporation and Wells Fargo Bank, National Association dated as of October 29, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 1, 2018).

4.10	Letter Agreement between Trans World Entertainment Corporation and Wells Fargo Bank, National Association dated as of May 3, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 6, 2019).

10.1	Amended and Restated Lease, dated December 4, 2015, between Robert J. Higgins, as Landlord, and Record Town, Inc. and Trans World Entertainment Corporation, as Tenant – incorporated herein by reference to Exhibit 10.3 Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1998. Commission File No. 0-14818.

10.5	Trans World Music Corporation 1990 Stock Option Plan for Non-Employee Directors, as amended and restated – incorporated herein by reference to Annex A to Trans World’s Definitive Proxy Statement on Form 14A filed as of May 19, 2000. Commission File No. 0-14818.

10.6	Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors—incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995. Commission File No. 0-14818.

10.7	Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012. Commission File No. 0-14818.

10.8	Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan–incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.9	Trans World Entertainment Corporation Bonus Plan – incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.10	Trans World Entertainment Corporation Amended and Restated 2005 Long Term Incentive and Share Award Plan—incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.11	Employment Agreement, dated as of August 27, 2014 between the Company and Michael Feurer,– incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 3, 2014. Commission File No. 0-14818.

10.12	Amended and Restated Employment Agreement, dated February 26, 2019 between the Company and Michael Feurer,– incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.13	Severance, Retention and Restrictive Covenant Agreement between the Company and Bruce J. Eisenberg, dated February 26, 2019,– incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.14	Severance, Retention and Restrictive Covenant Agreement between the Company and Edwin J. Sapienza, dated February 26, 2019,– incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

*10.15	Separation Agreement between the Company and Josh Neblett, dated March 11, 2019.
72

*21	Significant Subsidiaries of the Registrant.

*23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated May 14, 2019, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated May 14, 2019, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated May 14, 2019, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2019.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

73