Form 10-Q
period 2019-05-04
TRANS WORLD ENTERTAINMENT CORP
filed 2019-06-18
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 4, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

38 Corporate Circle Albany, New York	12203
Address of Principal Executive Offices	Zip Code

(518) 452-1242

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	TWMC	NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be fil735ed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value,

36,258,839 shares outstanding as of May 4, 2019

2

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Form 10-Q

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 - Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)
(unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,822	$4,355	$14,509
Restricted cash	950	4,126	4,113
Accounts receivable	4,600	5,383	6,620
Merchandise inventory	88,487	94,842	110,677
Prepaid expenses and other current assets	4,769	6,657	7,418
Total current assets	102,628	115,363	143,337

Restricted cash	5,545	5,745	6,354
Fixed assets, net	7,673	7,529	13,138
Operating lease right-of-use assets	26,067	-	-
Goodwill	-	-	39,191
Intangible assets, net	3,382	3,668	22,995
Other assets	5,727	5,708	6,760
TOTAL ASSETS	$151,022	$138,013	$231,775

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$28,925	$34,329	$36,894
Short-term borrowings	3,072	-	-
Accrued expenses and other current liabilities	5,743	8,132	9,900
Deferred revenue	6,128	6,955	7,473
Current portion of operating lease liabilities	9,179	-	-
Total current liabilities	53,047	49,416	54,267

Operating lease liabilities	20,411	-	-
Other long-term liabilities	21,553	24,867	27,059
TOTAL LIABILITIES	95,011	74,283	81,326

SHAREHOLDERS’ EQUITY

Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 64,436,671, 64,436,671 and 64,369,171 shares issued, respectively)	644	644	643
Additional paid-in capital	344,292	344,214	341,946
Treasury stock at cost (28,177,832, 28,177,832 and 28,156,601 shares, respectively)	(230,166)	(230,166)	(230,145)
Accumulated other comprehensive loss	(730)	(735)	(1,003)
(Accumulated deficit) Retained earnings	(58,029)	(50,227)	39,008
TOTAL SHAREHOLDERS’ EQUITY	56,011	63,730	150,449
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,022	$138,013	$231,775

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$79,289	$95,232
Other revenue	861	1,371
Total revenue	80,150	96,603

Cost of sales	54,760	64,915
Gross profit	25,390	31,688
Selling, general and administrative expenses	33,031	39,846
Loss from operations	(7,641)	(8,158)

Interest expense	132	64
Other income	(43)	(79)
Loss before income tax expense	(7,730)	(8,143)
Income tax expense	72	4
Net loss	(7,802)	(8,147)

BASIC AND DILUTED INCOME PER SHARE:
Basic and diluted loss per common share	$(0.21)	$(0.22)

Weighted average number of common shares outstanding – basic and diluted	36,322	36,237

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

5

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

Net loss	($7,802)	($8,147)
Amortization of pension gain	5	5
Comprehensive loss	($7,797)	($8,142)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)

	Thirteen Weeks Ended May 4, 2019
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of February 2, 2019	64,437	(28,178)	$644	$344,214	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	-	-	-	-	-	-	(7,802)	(7,802)
Other comprehensive income	-	-	-	-	-	5	-	5
Amortization of unearned compensation/restricted stock amortization	-	-	-	78	-	-	-	78
Balance as of May 4, 2019	64,437	$(28,178)	$644	$344,292	$(230,166)	$(730)	$(58,029)	$56,011

	Thirteen Weeks Ended May 5, 2018
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of February 3, 2018	64,305	(28,157)	$643	$341,103	$(230,145)	$(998)	$47,611	$158,214
Adjustment for adoption of accounting standard, ASU 2014-09	-	-	-	-	-	-	(456)	(456)
Net Loss	-	-	-	-	-	-	(8,147)	(8,147)
Other comprehensive loss	-	-	-	-	-	(5)	-	(5)
Common stock issued-new grants	64	-	-	80	-	-	-	80
Amortization of unearned compensation/restricted stock amortization	-	-	-	763	-	-	-	763
Balance as of May 5, 2018	64,369	$(28,157)	$643	$341,946	$(230,145)	$(1,003)	$39,008	$150,449
7

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
OPERATING ACTIVITIES:
Net income loss	$(7,802)	$(8,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	695	1,261
Amortization of intangible assets	286	972
Stock-based compensation	78	843
Loss on disposal of fixed assets	3	10
Change in cash surrender value	(145)	51
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	783	(2,151)
Merchandise inventory	6,355	(1,300)
Prepaid expenses and other current assets	1,141	(442)
Other long-term assets	2,059	(126)
Accounts payable	(5,404)	(4,886)
Accrued expenses and other current liabilities	(956)	362
Deferred revenue	(827)	(991)
Other long-term liabilities	(2,448)	(2,077)
Net cash used in operating activities	(6,182)	(16,621)

INVESTING ACTIVITIES:
Purchases of fixed assets	(842)	(863)
Capital distributions from joint venture	43	454
Net cash used in investing activities	(799)	(409)

FINANCING ACTIVITIES:
Proceeds from long term borrowings	3,072	-
Payments to etailz shareholders	-	(1,500)
Net cash provided by (used in) financing activities	3,072	(1,500)

Net decrease in cash, cash equivalents, and restricted cash	(3,909)	(18,530)
Cash, cash equivalents, and restricted cash, beginning of period	14,226	43,506
Cash, cash equivalents, and restricted cash, end of period	$10,317	$24,976

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

May 4, 2019 and May 5, 2018

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) is a specialty retailer of entertainment products, including trend, video, music, electronics and related products in the United States. The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of May 4, 2019, the fye segment operated 206 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and changes in our strategy or our planned activities.

The Company incurred net losses of $7.8 million and $8.1 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, and has an accumulated deficit of $58.0 million at May 4, 2019. In addition, net cash used in operating activities for the thirteen weeks ended May 4, 2019 was $6.2 million. Net cash used in operating activities for the thirteen weeks ended May 5, 2018 was $16.6 million.

As disclosed in the Company’s Annual Report on Form 10-K filed May 14, 2019, the Company experienced negative cash flows from operations during fiscal 2018 and 2017, and we expect to continue to incur net losses in the foreseeable future. We implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiency and conserving working capital needed to support the growth of our etailz segment (the “performance improvement plan”). As a result of the initiative, and disciplined inventory management in the fye segment, the Company was able to reduce cash used in operations by $10.4 million for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. We anticipate continued improvement in cash flows from operations for the remainder of the fiscal 2019. At May 4, 2019, we had cash and cash equivalents of $3.8 million, net working capital of $49.6 million, and short-term borrowings in the amount of $3.1 million on our revolving credit facility, as further discussed in footnote 8. This compares to $14.5 million in cash and cash equivalents, net working capital of $89.1 million, and no borrowings on the Company’s credit facility at May 5, 2018.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility. See note 8 in the interim condensed consolidated financial statements for additional information.

In addition to the aforementioned current sources of existing working capital, the Company may explore certain other strategic alternatives that may become available to the Company, as well as continuing the efforts to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all, should we require such additional funds. If the Company is unable to improve its operations, it may be required to obtain additional funding, and the Company’s financial condition and results of operations may be materially adversely affected.

Furthermore, broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our common stock is delisted from the NASDAQ Global Market, it may also limit our ability to raise additional funds.

The unaudited condensed consolidated financial statements for the thirteen weeks ended May 4, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended February 2, 2019 contained in the Company’s Annual Report on Form 10-K filed May 14, 2019. The results of operations for the thirteen weeks ended May 4, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2020.

As goodwill was fully impaired during fiscal 2018, the Company no longer considers goodwill to be a significant accounting policy. With the exception of goodwill, the Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 2, 2019.

Note 3. Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a frontloaded expense pattern (similar to capital leases under the prior accounting standard).

The Company adopted this new accounting standard on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases greater than one year. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. The Company does not engage in any Lessor transactions, and as a Lessee, the Company does not have any finance leases. As a result, the new standard had a material impact on the unaudited condensed consolidated balance sheet, but did not materially impact the Company’s consolidated operating results and did not materially impact the Company’s cash flows.

The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the term of the short-term lease.

For real estate leases, the Company accounts for lease components and non-lease components as a single lease component. Certain real estate leases require additional payments based on reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities.

We elected the following practical expedients permitted under the lease standard: We do not record leases with an initial term of 12 months or less on the balance sheet but continue to expense them on a straight-line basis over the lease term. As of May 4, 2019, 157 leases were short-term in nature and were exempt from being recorded on the balance sheet.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The distribution center/office lease commenced on January 1, 2016, and expires on December 31, 2020. Under the lease, accounted for as an operating lease, the Company is responsible for monthly payments in the amount of $103 thousand a month. Under the terms of the lease agreement, the Company is also responsible for property taxes and other operating costs with respect to the premises.

Impact of New Lease Standard on Balance Sheet Line Items

As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of February 3, 2019:

	Impact of Change in Accounting Policy
	As Reported February 2, 2019	Adjustments	Adjusted February 3, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,355	$-	$4,355
Restricted cash	4,126	-	4,126
Accounts receivable	5,383	-	5,383
Merchandise inventory	94,842	-	94,842
Prepaid expenses and other current assets	6,657	(748)	5,909
Total current assets	115,363	(748)	114,615

Restricted cash	5,745	-	5,745
Fixed assets, net	7,529	-	7,529
Operating lease right-of-use assets	-	28,044	28,044
Intangible assets, net	3,668	-	3,668
Other assets	5,708	-	5,708
TOTAL ASSETS	$138,013	$27,296	$165,309

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,329	$-	$34,329
Accrued expenses and other current liabilities	8,132	(1,319)	6,813
Deferred revenue	6,955	-	6,955
Current portion of operating lease liabilities	-	9,064	9,064
Total current liabilities	49,416	7,745	57,161

Operating lease liabilities	-	22,728	22,728
Other long-term liabilities	24,867	(3,177)	21,690
TOTAL LIABILITIES	74,283	27,296	101,579

SHAREHOLDERS’ EQUITY

Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-

Common stock ($0.01 par value; 200,000,000 shares authorized; 64,436,671, 64,436,671 and 64,369,171 shares issued, respectively)	644	-	644
Additional paid-in capital	344,214	-	344,214

Treasury stock at cost (28,177,832, 28,177,832 and 28,156,601 shares, respectively)	(230,166)	-	(230,166)
Accumulated other comprehensive loss	(735)	-	(735)
(Accumulated deficit) Retained earnings	(50,227)	-	(50,227)
TOTAL SHAREHOLDERS’ EQUITY	63,730	-	63,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,013	$27,296	$165,309
12

The following table is a summary of the Company’s components of net lease cost for the three months ended May 4, 2019:

Lease Cost

(amounts in thousands)	Classification	Three Months Ended May 4, 2019
Operating lease cost	Selling, general and administrative expense (SG&A)	$4,627
Variable lease cost	Selling, general and administrative expense (SG&A)	125
Net lease cost		$4,752

As of May 4, 2019, future lease payments were as follows:

(amounts in thousands)	Operating Leases

2019 (remaining nine months)	$7,859
2020	10,544
2021	7,057
2022	2,923
2023	2,069
Thereafter	2,071
Total lease payments	32,966
Less: amounts representing interest	(2,933)
Present value of lease liabilities	$29,590

Lease term and discount rate are as follows:

	May 4, 2019
Weighted-average remaining lease term (years)
Operating leases	1.4
Weighted-average discount rate
Operating leases	5%

Other information:

	Three Months Ended
(amounts in thousands)	May 4,
	2019
Cash paid for amounts included in the measurement of these liabilities
Operating cash flows from operating leases	$2,202

As determined prior to the adoption of the new lease standard, the future minimum lease payments under operating leases in effect as of February 2, 2019 were as follows:

(amounts in thousands)

2019	$24,426
2020	8,393
2021	5,239
2022	1,881
2023	1,137
Thereafter	1,060
Total minimum lease payments	$42,136
13

Note 4. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of etailz in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of etailz consist of vendor relationships, technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

Identifiable intangible assets as of May 4, 2019 consisted of the following (amounts in thousands):

	May 4, 2019
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$13,822	$4,427	$851
Technology	60	6,700	2,587	3,175	938
Trade names and trademarks	60	3,200	-	1,607	1,593
		$29,000	$16,409	$9,209	$3,382

The changes in net intangibles and goodwill from February 2, 2019 to May 4, 2019 were as follows:

(amounts in thousands)	February 2, 2019	Impairment Expense	Amortization Expense	May 4, 2019

Amortized intangible assets:
Vendor relationships	$880	$-	$29	$851
Technology	1,035	-	97	938
Trade names and trademarks	1,753	-	160	1,593
Net amortized intangible assets	$3,668	$-	$286	$3,382

Amortization expense of intangible assets for the thirteen weeks ended May 4, 2019 and May 5, 2018 consisted of the following:

	Thirteen Weeks Ended
(amounts in thousands)	May 4, 2019	May 5, 2018

Amortized intangible assets:
Vendor relationships	$29	$477
Technology	97	335
Trade names and trademarks	160	160
Total amortization expense	$286	$972
14

Estimated amortization expense for the remainder of fiscal 2019 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2019	$857
2020	1,143
2021	847
2022	115
2023	115
2024	115
Thereafter	190

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended May 4, 2019 and May 5, 2018 was $1.0 million and $2.2 million, respectively. The $1.2 million decrease was primarily due to a $4.1 million net decrease in carrying value of fixed assets and a $16.4 million net decrease in carrying value of intangible assets, resulting from impairment charges recorded during the fourth quarter of fiscal 2018. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019.

Note 6. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table:

	Thirteen Weeks Ended
(amounts in thousands)	May 4, 2019	May 5, 2018
Total Revenue
fye	$45,018	$54,063
etailz	35,132	42,540
Total Company	$80,150	$96,603

Gross Profit
fye	$17,502	$22,271
etailz	7,888	9,417
Total Company	$25,390	$31,688

Loss From Operations
fye	$(6,100)	$(5,372)
etailz	(1,541)	(2,786)
Total Company	$(7,641)	$(8,158)

Total Assets
fye	$118,734	$132,461
etailz	32,288	99,314
Total Company	$151,022	$231,775
15

Note 7. Restricted Cash

As of May 4, 2019, the Company had restricted cash of $1.0 million and $5.5 million reported in current and other assets on the accompanying interim condensed consolidated balance sheet, respectively. As of May 5, 2018, the Company had restricted cash of $4.1 million and $6.3 million reported in current and other assets on the accompanying interim condensed consolidated balance sheet, respectively.

During the first quarter of fiscal 2019, the $3.2 million earn-out escrow balance was returned to the Company as a result of the etailz segment not achieving the earnings target, as described in the amended etailz acquisition share purchase agreement. During the thirteen weeks ended May 5, 2018, the Company paid out $1.5 million of the restricted cash to the etailz shareholders per the terms of the original etailz acquisition share purchase agreement.

In addition, as a result of the death of its former Chairman, the Company holds $6.5 million in a rabbi trust, of which $1.0 million is classified as restricted cash in current assets and $5.5 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of May 4, 2019.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents	$3,822	$4,355	$14,509
Restricted cash	6,495	9,871	10,467
Total cash, cash equivalents and restricted cash	$10,317	$14,226	$24,976

Note 8. Short Term Borrowings

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

The Credit Facility contains customary affirmative and negative covenants, including restrictions on dividends and share repurchases, incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment. The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. On May 3, 2019, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company with respect to late delivery of the Annual Financial Statements. As of May 4, 2019, the Company was compliant with all covenants.

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

As of May 4, 2019, borrowings under the Credit Facility were $3.1 million. As of May 5, 2018, the Company did not have any borrowings under the Credit Facility. The Company had $23.1 million available for borrowing as of May 4, 2019.

As of May 4, 2019, the Company did not have any outstanding letters of credit. As of May 5, 2018, the Company had $1.2 million in outstanding letters of credit related to an import purchase.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short term maturity.

Note 9. Stock Based Compensation

As of May 4, 2019, there was approximately $0.5 million of unrecognized compensation cost related to stock option awards comprised of the following: $0.4 million was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 1.2 years; and $0.1 million was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 3.4 years.

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

Equity awards authorized for issuance under the New Plan total 5.0 million. As of May 4, 2019, of the awards authorized for issuance under the Stock Award Plans, 2.8 million were granted and are outstanding, 2.0 million of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at May 4, 2019 were 4.4 million.

The following table summarizes stock award activity during the thirteen weeks ended May 4, 2019:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 2, 2019	2,778,414	$2.75	5.8	271,411	$1.68
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Balance May 4, 2019	2,778,414	$2.75	5.5	271,411	$1.68
Exercisable May 4, 2019	2,017,164	$3.02	4.5	132,661	$2.77

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of May 4, 2019, all stock awards outstanding and exercisable had a grant price higher than the market price of the stock and had no intrinsic value.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit plan for the thirteen weeks ended May 4, 2019 and May 5, 2018.

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirteen weeks ended May 4, 2019, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2019.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended
(amounts in thousands)	May 4, 2019	May 5, 2018

Service cost	$14	$14
Interest cost	142	140
Amortization of net gain(1)	(5)	(5)
Net periodic pension cost	$151	$149

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen week periods ended May 4, 2019 and May 5, 2018, the impact of all outstanding stock awards was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share was the same. Total anti-dilutive stock awards for the thirteen weeks ended May 4, 2019 and May 5, 2018 were approximately 3.0 million shares and 2.6 million shares, respectively.

Note 13. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company's deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance. Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal. The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future. The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 1, 2020. The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of February 2, 2019, the

Company had a net operating loss carry forward of $253.5 million for federal income tax purposes and approximately $289.0 million for state income tax purposes that expire at various times through 2038 and are subject to certain limitations and statutory expiration periods. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

Note 14. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company. As a result, the liability for the cases listed below is remote.

Loyalty Memberships and Magazine Subscriptions Class Action

On November 14, 2018, three consumers filed a punitive class action complaint against the Company and Synapse Group, Inc. in the United States District Court for the District of Massachusetts, Boston Division (Case No.1:18-cv-12377-DPW) concerning enrollment in the Company’s Backstage Pass VIP loyalty program and associated magazine subscriptions. The complaint alleged, among other things, that the Company’s “negative option marketing” misled consumers into enrolling for membership and subscriptions without obtaining the consumers’ consent. The complaint sought to represent a nationwide class of “all persons in the United States” who were enrolled in and/or charged for Backstage Pass VIP memberships and/or magazine subscriptions, and to obtain statutory and actual damages on their behalf.

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit. On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar punitive class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions. The Company believes it has meritorious defenses to the plaintiffs’ claims and, if the new case is not dismissed in full, the Company intends to vigorously defend the action.

Store Manager Class Actions

There are two pending class actions. The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”). The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide. It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers “SAMs” nationwide, and that both SMs and SAMs worked “off-the-clock.” It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs. The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”). The Roper Action also asserts a nationwide misclassification claim on behalf of Store Managers. Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

Plaintiffs moved for conditional certification of a collective of SMs in June 2018, and that motion was partially granted in January 2019. The opt-in period for the collective that was certified was closed on

April 6, 2019. Opt-in discovery relating to that potential collective has commenced.  The Company believes it has meritorious defenses to the plaintiffs’ claims and intends to vigorously defend the action.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 4, 2019 and May 5, 2018

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations. To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended February 2, 2019.

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of May 4, 2019, the fye segment operated 206 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

Balance Sheet and Ratios: The Company views cash and working capital (current assets less current liabilities) as relevant indicators of its financial position. See Liquidity and Cash Flows section for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2019
Compared to the Thirteen Weeks Ended May 5, 2018

Segment Highlights:

	Thirteen Weeks Ended
(amounts in thousands)
	May 4, 2019	May 5, 2018
Total Revenue
fye	$45,018	$54,063
etailz	35,132	42,540
Total Company	$80,150	$96,603

Gross Profit
fye	$17,502	$22,271
etailz	7,888	9,417
Total Company	$25,390	$31,688

Loss From Operations
fye	$(6,100)	$(5,372)
etailz	(1,541)	(2,786)
Total Company	$(7,641)	$(8,158)

Reconciliation of etailz Loss from Operations to etailz Adjusted Loss from Operations
etailz loss from operations	$(1,541)	$(2,786)
Acquisition related amortization and compensation expenses (1)	352	2,093
etailz adjusted loss from operations (2)	$(1,189)	$(693)

(1) For the 13 weeks ended May 4, 2019, acquisition related expenses consisted of amortization expense of intangible assets of $286 thousand and compensation expenses of $66 thousand. For the 13 weeks ended May 5, 2018, acquisition related expenses consisted of amortization expense of intangible assets of $972 thousand and compensation expenses of $1,121 thousand.

(2) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating income for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change
(amounts in thousands)					Comp
	May 4, 2019	May 5, 2018	$	%	Store Net Sales

fye revenue	$45,018	$54,063	$(9,045)	-16.7%	0.0%
etailz revenue	35,132	42,540	(7,408)	-17.4%
Total revenue	$80,150	$96,603	$(16,453)	-17.0%

Total revenue decreased 17.0% to $80.2 million for the thirteen weeks ended May 4, 2019 compared to $96.6 million in the same period last year.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change
(amounts in thousands)	May 4, 2019	May 5, 2018	$	%	Comp Store Net Sales

fye net sales	$44,157	52,692	$(8,535)	-16.2%	0.0%
Other revenue	861	1,371	(510)	-37.2%
Total revenue	$45,018	$54,063	$(9,045)	-16.7%

As a % of FYE net sales
Trend/Lifestyle	42.8%	37.8%			7.3%
Video	28.3%	31.8%			-8.0%
Music	17.9%	18.7%			-0.1%
Electronics	11.0%	11.7%			-4.3%

Store Count:	206	253	(47)	-18.6%
Total Square footage	1,145	1,394	(249)	-17.9%

Net sales. The 16.2% net sales decline from the prior year is primarily due to an 18.6% decline in total stores in operation.

Trend/lifestyle:

fye stores offer a selection of trend/lifestyle products that primarily relate to theatrical, music, and gaming releases. The trend/lifestyle category increased 7.3% on a comparable store sales basis during the thirteen weeks ended May 4, 2019. The trend/lifestyle category represented 42.8% of the Company’s total net sales for the thirteen weeks ended May 4, 2019 versus 37.8% in the comparable quarter last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise. The Company grew comparable store sales in this category by strengthening its assortment of consumables and collectables, as well as by improving the product presentation and value proposition.

Video:

Comparable store net sales in the video category decreased 8.0% during the thirteen weeks ended May 4, 2019. The video category represented 28.3% of total net sales for the thirteen weeks ended May 4, 2019 compared to 31.8% in the comparable quarter last year, as the fye segment is shifting its product mix to growing categories of entertainment and pop culture related merchandise.

Music:

Comparable store net sales in the music category decreased 0.1% during the thirteen weeks ended May 4, 2019. The music category represented 17.9% of total net sales for the thirteen weeks ended May 5, 2018 compared to 18.7% in the comparable quarter last year.

Electronics:

Comparable store net sales in the electronics category decreased 4.3% during the thirteen weeks ended May 4, 2019. Electronics net sales represented 11.0% of total net sales for the thirteen weeks ended May 4, 2019 compared to 11.7% in the comparable quarter last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties, was approximately $0.9 million and $1.4 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

etailz Segment

etailz revenue for the thirteen weeks ended May 4, 2019 was $35.1 million, compared to $42.5 million for the same 13 week period in the prior fiscal year. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art. During the thirteen weeks ended May 4, 2019, etailz sold approximately 25,000 SKUs from over 1,450 suppliers, compared to approximately 31,000 SKUs from over 2,200 suppliers during the thirteen weeks ended May 5, 2018.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change
(amounts in thousands)	May 4, 2019	May 5, 2018	$	%

fye gross profit	$17,502	$22,271	$(4,769)	-21.4%
etailz gross profit	7,888	9,417	(1,529)	-16.2%
Total gross profit	$25,390	$31,688	$(6,298)	-19.9%

fye gross profit as a % of fye revenue	38.9%	41.2%
etailz gross profit as a % of etailz revenue	22.5%	22.1%
Total gross profit as a % of total revenue	31.7%	32.8%

Gross profit decreased $6.3 million to $25.4 million for the thirteen weeks ended May 4, 2019 compared to $31.7 million for the thirteen weeks ended May 5, 2018.

fye Segment

fye gross profit as a percentage of total revenue for the thirteen weeks ended May 4, 2019 was 38.9% compared to 41.2% for the thirteen weeks ended May 5, 2018. The decline in rate was primarily driven by aggressive actions to clear holiday merchandise.

etailz Segment

etailz gross profit as a percentage of revenue for the thirteen weeks ended May 4, 2019 was 22.5% versus 22.1% for the thirteen weeks ended May 5, 2018. The 40 basis points increase in the gross profit rate was a result of the performance improvement plan implemented during the fourth quarter of 2018. See Note 1 above for the description of the etailz segment performance improvement plan.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended			Change
(amounts in thousands)	May 4, 2019	May 5, 2018		$	%

fye SG&A, excluding depreciation and amortization	$23,030	$26,489		$(3,459)	-13.1%
As a % of total fye revenue	51.2%	49.0%

etailz SG&A, excluding depreciation and amortization	9,021	11,124	(1)	(2,103)	-18.9%
As a % of total etailz revenue	25.7%	26.1%

Depreciation and amortization	980	2,233		(1,253)	-56.1%

Total SG&A expenses	$33,031	$39,846		$(6,815)	-17.1%

(1) There was no income from the Company’s joint venture during the first fiscal quarter of 2019. As a result, due to the immaterial nature of the joint venture income, last year’s income from the Company’s joint venture in the amount of $233 thousand was included within SG&A expenses in order to conform to the current year presentation for SG&A expenses.

SG&A expenses decreased $6.8 million or 17.1%.

fye Segment

fye SG&A expenses, excluding depreciation and amortization expenses, decreased $3.5 million, or 13.1%. As a percentage of fye revenue, SG&A expenses in the fye segment were 51.2% compared to 49.0% for the same quarter last year. The decline in SG&A expenses was due to fewer stores in operation and other expense saving initiatives implemented in the fourth quarter of 2018. The increase in SG&A as a percentage of revenue was due to an increase in healthcare costs and outside consulting fees.

etailz Segment

etailz SG&A expenses, excluding depreciation and amortization expenses, decreased $2.1 million primarily due to expense reduction initiatives implemented in the fourth quarter of 2018.

Depreciation and Amortization Expense. Consolidated depreciation and amortization expense decreased $1.3 million primarily due to a $4.1 million net decrease in the carrying value of fixed assets and a $16.4 million net decrease in the carrying value of intangible assets, resulting from impairment charges recorded during the fourth quarter of fiscal 2018. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019.

Interest Expense. Interest expense was approximately $132 thousand during the thirteen weeks ended May 4, 2019 compared to $64 thousand during the thirteen weeks ended May 5, 2018.

Other Income. Other income was $43 thousand dollars during the thirteen weeks ended May 4, 2019 compared to $79 thousand dollars in the same period last year.

Income Tax Expense.  Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended May 4, 2019 and May 5, 2018.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018	Change

Loss before income tax	($7,730)	($8,143)	$413
Income tax expense	72	4	68
Net loss	($7,802)	($8,147)	$345

LIQUIDITY

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and changes in our strategy or our planned activities.

The Company incurred net losses of $7.8 million and $8.1 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, and has an accumulated deficit of $58.0 million at May 4, 2019. In addition, net cash used in operating activities for the thirteen weeks ended May 4, 2019 was $6.2 million. Net cash used in operating activities for the thirteen weeks ended May 5, 2018 was $16.6 million.

As disclosed in the Company’s Annual Report on Form 10-K filed May 14, 2019, the Company experienced negative cash flows from operations during fiscal 2018 and 2017, and we expect to continue to incur net losses in the foreseeable future. We implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiency and conserving working capital needed to support the growth of our etailz segment (the “performance improvement plan”). As a result of the initiative, and disciplined inventory management in the fye segment, the Company was able to reduce cash used in operations by $10.4 million for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. We anticipate continued improvement in cash flows from operations for the remainder of the fiscal 2019. At May 4, 2019, we had cash and cash equivalents of $3.8 million, net working capital of $49.6 million, and short-term borrowings in the amount of $3.1 million on our revolving credit facility, as further discussed in footnote 8 to the interim condensed consolidated financial statements included elsewhere in this Form 10-Q. This compares to $14.5 million in cash and cash equivalents, net working capital of $89.1 million, and no borrowings on the Company’s credit facility at May 5, 2018.

Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility. See note 8 in the interim condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

In addition to the aforementioned current sources of existing working capital, the Company may explore certain other strategic alternatives that may become available to the Company, as well as continuing the efforts to generate additional sales and increase margins. However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all, should we require such additional funds. If the Company is unable to improve its operations, it may be required to obtain additional funding, and the Company’s financial condition and results of operations may be materially adversely affected.

Furthermore, broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our common stock is delisted from the NASDAQ Global Market, it may also limit our ability to raise additional funds.

The unaudited condensed consolidated financial statements for the thirteen weeks ended May 4, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirteen Weeks Ended		Change
	(amounts in thousands)		May 4, 2019	May 5, 2018	$
	Operating Cash Flows		(6,182)	(16,621)	10,439
	Investing Cash Flows		(799)	(409)	(390)
	Financing Cash Flows		3,072	(1,500)	4,572

	Capital Expenditures	(1)	(842)	(863)	21

	Cash, Cash Equivalents, and Restricted Cash	(2)	10,317	24,976	(14,659)
	Merchandise Inventory		88,487	110,677	(22,190)
	Working Capital		49,581	89,070	(39,489)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$3,822	$14,509
	Add: restricted cash		6,495	10,467
	Cash, cash equivalents, and restricted cash		$10,317	$24,976

Cash used in operations was $6.2 million primarily due to net loss of $7.8 million, a $5.4 million seasonal reduction of accounts payable, a $1.0 million decrease in accrued expenses and other current liabilities and a $2.5 million decrease in other long term liabilities, offset by a $0.8 million decrease in accounts receivable, a $6.4 million decrease in inventory, a $1.1 million decrease in prepaid expenses and other current assets, and a $2.1 million decrease in other long-term assets. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year’s holiday season.

Cash used in investing activities was $0.8 million for the thirteen weeks ended May 4, 2019, which primarily consisted of capital expenditures. Cash used in investing activities was $0.4 million for the thirteen weeks ended May 5, 2018, which consisted of $0.9 million in capital expenditures, offset by a $0.5 million of capital distributions from the joint venture.

Cash provided by financing activities was $3.1 million for the thirteen weeks ended May 4, 2019, which was comprised entirely of proceeds from short-term borrowings. Cash used in financing activities was $1.5 million for the thirteen weeks ended May 5, 2018, which was comprised entirely of a payment to etailz shareholders as per the original etailz acquisition share purchase agreement.

Capital Expenditures. During the thirteen weeks ended May 4, 2019, the Company made capital expenditures of $0.8 million. The Company currently plans to spend approximately $3.9 million for capital expenditures during fiscal 2019.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended February 2, 2019 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements. As goodwill was fully impaired during fiscal 2018, the Company no longer considers goodwill to be a critical accounting policy. With the exception of goodwill, there have been no material changes or modifications to the policies since February 2, 2019.

Recent Accounting Pronouncements:

The information set forth under Note 2, Recently Adopted Accounting Pronouncements section contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Non-GAAP Measures:

This Form 10-Q contains certain non-GAAP metrics, including: adjusted operating loss for the etailz segment and SG&A excluding depreciation and amortization expenses, for each reporting segment. A non-GAAP measure is not a recognized measure of financial performance under GAAP in the United States, and should not be considered as a substitute for SG&A expenses, operating earnings, net earnings from continuing operations or cash flows from operating activities, as determined in accordance with GAAP. Non-GAAP items are provided because management believes that, when reconciled from the

GAAP items to which they relate, they provide additional useful information to investors regarding the Company’s operational performance.

The Company calculates etailz adjusted loss from operations to evaluate its own operating performance and as an integral part of its planning process. The Company presents etailz adjusted loss from operations as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

The Company calculates SG&A expenses, excluding depreciation and amortization expenses, for each reporting segment, to evaluate its own operating performance and as an integral part of its planning process. The Company presents SG&A expenses, excluding depreciation and amortization expenses, as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities. To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable. If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, interest expense would be increased by $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019.

Item 4 – Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 4, 2019, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company. As a result, the liability for the cases listed below is remote.

Loyalty Memberships and Magazine Subscriptions Class Action

On November 14, 2018, three consumers filed a punitive class action complaint against the Company and Synapse Group, Inc. in the United States District Court for the District of Massachusetts, Boston Division (Case No.1:18-cv-12377-DPW) concerning enrollment in the Company’s Backstage Pass VIP loyalty program and associated magazine subscriptions. The complaint alleged, among other things, that the Company’s “negative option marketing” misled consumers into enrolling for membership and subscriptions without obtaining the consumers’ consent. The complaint sought to represent a nationwide class of “all persons in the United States” who were enrolled in and/or charged for Backstage Pass VIP memberships and/or magazine subscriptions, and to obtain statutory and actual damages on their behalf.

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit. On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar punitive class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions. The Company believes it has meritorious defenses to the plaintiffs’ claims and, if the new case is not dismissed in full, the Company intends to vigorously defend the action.

Store Manager Class Actions

There are two pending class actions. The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”). The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide. It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers “SAMs” nationwide, and that both SMs and SAMs worked “off-the-clock.” It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs. The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”). The Roper Action also asserts a nationwide misclassification claim on behalf of Store Managers. Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

Plaintiffs moved for conditional certification of a collective of SMs in June 2018, and that motion was partially granted in January 2019. The opt-in period for the collective that was certified was closed on April 6, 2019. Opt-in discovery relating to that potential collective has commenced.  The Company believes it has meritorious defenses to the plaintiffs’ claims and intends to vigorously defend the action.

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

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
34

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

June 18, 2019	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

June 18, 2019	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)
35