Form 10-Q
period 2019-08-03
TRANS WORLD ENTERTAINMENT CORP
filed 2019-09-17
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.01 par value,

1,816,061 shares outstanding as of September 13, 2019

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,635	$4,355	$4,477
Restricted cash	950	4,126	4,116
Accounts receivable	5,281	5,383	6,509
Merchandise inventory	89,785	94,842	114,920
Prepaid expenses and other assets	4,642	6,657	8,937
Total current assets	104,293	115,363	138,959

Restricted cash	5,345	5,745	6,147
Fixed assets, net	7,605	7,529	12,648
Operating lease right-of-use assets	24,704	—	—
Goodwill	—	—	39,191
Intangible assets, net	3,096	3,668	22,023
Other assets	5,130	5,708	6,119
TOTAL ASSETS	150,173	138,013	225,087

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$29,044	$34,329	$34,200
Short-term borrowings	12,086	—	6,341
Accrued expenses and other current liabilities	5,617	8,132	9,508
Deferred revenue	5,974	6,955	6,810
Current portion of operating lease liabilities	9,266	—	—
Total current liabilities	61,987	49,416	56,859

Operating lease liabilites	18,684	—	—
Other long-term liabilites	21,537	24,867	26,533
TOTAL LIABILITIES	102,208	74,283	83,392

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,223,898, 3,221,834 and 3,219,334 shares issued, respectively)	32	32	32
Additional paid-in capital	344,983	344,826	343,322
Treasury stock at cost (1,409,317, 1,408,892 and 1,408,043 shares, respectively)	(230,168)	(230,166)	(230,149)
Accumulated other comprehensive loss	(725)	(735)	(1,008)
(Accumulated deficit) Retained earnings	(66,157)	(50,227)	29,498
TOTAL SHAREHOLDERS’ EQUITY	47,965	63,730	141,695
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,173	$138,013	$225,087

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$75,152	$101,039	$154,508	$196,271
Other revenue	852	1,135	1,646	2,506
Total revenue	76,004	102,174	156,154	198,777

Cost of sales	50,888	70,001	105,648	134,916
Gross profit	25,116	32,173	50,506	63,861
Selling, general and administrative expenses	32,517	41,562	65,548	81,409
Loss from operations	(7,401)	(9,389)	(15,042)	(17,548)

Interest expense	194	103	326	166

Other loss (income)	462	(49)	419	(128)
Loss before income tax expense	(8,057)	(9,443)	(15,787)	(17,586)
Income tax expense	71	67	143	71
Net loss	$(8,128)	$(9,510)	$(15,930)	$(17,657)
BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per common share	$(4.48)	$(5.23)	$(8.77)	$(9.73)

Weighted average number of common shares outstanding – basic and diluted	1,816	1,818	1,816	1,815

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Net loss	$(8,128)	$(9,510)	$(15,930)	$(17,657)

Amortization of pension gain	5	5	10	10

Comprehensive loss	$(8,123)	$(9,505)	$(15,920)	$(17,647)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)

	Thirteen Weeks Ended August 3, 2019
	Number of shares outstanding					Accumulated
				Additional	Treasury	Other
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit	Equity
Balance as of May 4, 2019	3,222	(1,409)	$32	$344,905	$(230,166)	$(730)	$(58,029)	$56,012
Net Loss	—	—	—	—	—	—	(8,128)	(8,128)
Other comprehensive income	—	—	—	—	—	5	—	5
Vested restricted shares	2	—	—	3	(2)	—	—	1
Amortization of unearned compensation/restricted stock amortization	—	—	—	75	—	—	—	75
Balance as of August 3, 2019	3,224	(1,409)	$32	$344,983	$(230,168)	$(725)	$(66,157)	$47,965

	Twenty-six Weeks Ended August 3, 2019
	Number of shares outstanding					Accumulated
				Additional	Treasury	Other
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit	Equity
Balance as of February 2, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	—	—	—	—	—	—	(15,930)	(15,930)
Other comprehensive income	—	—	—	—	—	10	—	10
Vested restricted shares	2	—	—	3	(2)	—	—	1
Amortization of unearned compensation/restricted stock amortization	—	—	—	154	—	—	—	154
Balance as of August 3, 2019	3,224	(1,409)	$32	$344,983	$(230,168)	$(725)	$(66,157)	$47,965

	Thirteen Weeks Ended August 4, 2018
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulaed	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of May 5, 2018	3,218	(1,408)	$32	$342,557	$(230,145)	$(1,003)	$39,008	$150,449
Adjustment for adoption of accounting standard, ASU 2014-09	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(9,510)	(9,510)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Vested restricted shares	1	—	—	5	(4)	—	—	1
Common stock issued-new grants	—	—	—	—	—	—	—	—
Amortization of unearned compensation/restricted stock amortization	—	—	—	760	—	—	—	760
Balance as of August 4, 2018	3,219	(1,408)	$32	$343,322	$(230,149)	$(1,008)	$29,498	$141,695

	Twenty-six Weeks Ended August 4, 2018
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulaed	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of February 3, 2018	3,215	(1,408)	$32	$341,714	$(230,145)	$(998)	$47,611	$158,214
Adjustment for adoption of accounting standard, ASU 2014-09	—	—	—	—	—	—	(456)	(456)
Net Loss	—	—	—	—	—	—	(17,657)	(17,657)
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Vested restricted shares	1	—	—	5	(4)	—	—	1
Common stock issued-new grants	3	—	—	75	—	—	—	75
Amortization of unearned compensation/restricted stock amortization	—	—	—	1,528	—	—	—	1,528
Balance as of August 4, 2018	3,219	(1,408)	$32	$343,322	$(230,149)	$(1,008)	$29,498	$141,695
6

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six Weeks Ended
	August 3,	August 4,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(15,930)	$(17,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,460	2,563
Amortization of intangible assets	572	1,944
Stock-based compensation	154	1,603
Write down of investment	500	—
Loss on disposal of fixed assets	5	135
Change in cash surrender value	(175)	(44)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	102	(2,040)
Merchandise inventory	5,057	(5,543)
Prepaid expenses and other current assets	1,267	(1,961)
Other long-term assets	3,472	(73)
Accounts payable	(5,285)	(7,580)
Accrued expenses and other current liabilities	(995)	(30)
Deferred revenue	(981)	(1,654)
Other long-term liabilities	(4,185)	(2,607)
Net cash used in operating activities	(14,962)	(32,944)

INVESTING ACTIVITIES:
Purchases of fixed assets	(1,541)	(1,800)
Capital distributions from joint venture	121	1,137
Net cash used in investing activities	(1,420)	(663)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	12,086	6,341
Payments to etailz shareholders	—	(1,500)
Net cash provided by financing activities	12,086	4,841

Net decrease in cash, cash equivalents, and restricted cash	(4,296)	(28,766)
Cash, cash equivalents, and restricted cash, beginning of period	14,226	43,506
Cash, cash equivalents, and restricted cash, end of period	$9,930	$14,740

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

August 3, 2019 and August 4, 2018

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of August 3, 2019, the fye segment operated 206 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and changes in our strategy or our planned activities.

The Company incurred net losses of $15.9 million and $17.7 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, and has an accumulated deficit of $66.2 million at August 3, 2019. In addition, net cash used in operating activities for the twenty-six weeks ended August 3, 2019 was $15.0 million. Net cash used in operating activities for the twenty-six weeks ended August 4, 2018 was $32.9 million.

As disclosed in the Company’s Annual Report on Form 10-K filed May 14, 2019, the Company experienced negative cash flows from operations during fiscal 2018 and 2017, and we expect to continue to incur net losses in the foreseeable future. We implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiency and conserving working capital needed to support the growth of our etailz segment (the “performance improvement plan”). As a result of the initiative, and disciplined inventory management in the fye segment, the Company was able to reduce cash used in operations by $18.0 million for the twenty-six weeks ended August 3, 2019 as compared to the twenty-six weeks ended August 3, 2018. We anticipate continued improvement in cash flows used in operations for the remainder of the fiscal 2019. At August 3, 2019, we had cash and cash equivalents of $3.6 million, net working capital of $42.3 million, and short-term borrowings in the amount of $12.1 million on our revolving credit facility, as further discussed in footnote 8. This compares to $4.5 million in cash and cash equivalents, net working capital of $82.1 million, and short-term borrowings in the amount of $6.3 million on the Company’s revolving credit facility at August 4, 2018.

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

The unaudited condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 3, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reverse Stock Split

On August 15, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-twenty pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of New York. The reverse stock split was reflected on the Nasdaq Capital Market (“Nasdaq”) beginning with the opening of trading on August 15, 2019. The primary purpose of the reverse stock split, which was approved by the Company’s stockholders at the Company’s Annual Stockholders Meeting on June 27, 2019, was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. Pursuant to the reverse stock split, every twenty shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. Unless otherwise indicated, all share and per share amounts of the common stock included in the accompanying interim condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Amounts of common stock resulting from the reverse stock split were rounded up to the nearest whole share. The reverse stock split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying outstanding stock options, and the Company’s equity incentive plans were proportionately adjusted.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended February 2, 2019 contained in the Company’s Annual Report on Form 10-K filed May 14, 2019.

The results of operations for the thirteen and twenty-six weeks ended August 3, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2020.

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

The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and reduced by lease incentives. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the term of the short-term lease.

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

We elected the following practical expedients permitted under the lease standard: We do not record leases with an initial term of 12 months or less on the balance sheet but continue to expense them on a straight-line basis over the lease term. As of August 3, 2019, 154 leases were short-term in nature and were exempt from being recorded on the balance sheet.

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The distribution center/office lease commenced on January 1, 2016, and expires on December 31, 2020. Under the lease, accounted for as an operating lease, the Company is responsible for monthly payments in the amount of $103 thousand per month. Under the terms of the lease agreement, the Company is also responsible for property taxes and other operating costs with respect to the premises.

Impact of New Lease Standard on Balance Sheet Line Items

As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of February 3, 2019:

	Impact of Change in Accounting Policy
	As Reported February 2, 2019	Adjustments	Adjusted February 3, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,355	$—	$4,355
Restricted cash	4,126	—	4,126
Accounts receivable	5,383	—	5,383
Merchandise inventory	94,842	—	94,842
Prepaid expenses and other current assets	6,657	(748)	5,909
Total current assets	115,363	(748)	114,615

Restricted cash	5,745	—	5,745
Fixed assets, net	7,529	—	7,529
Operating lease right-of-use assets	—	28,044	28,044
Intangible assets, net	3,668	—	3,668
Other assets	5,708	—	5,708
TOTAL ASSETS	$138,013	$27,296	$165,309

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,329	$—	$34,329
Accrued expenses and other current liabilities	8,132	(1,319)	6,813
Deferred revenue	6,955	—	6,955
Current portion of operating lease liabilites	—	9,064	9,064
Total current liabilities	49,416	7,745	57,161

Operating lease liabilities	—	22,728	22,728
Other long-term liabilities	24,867	(3,177)	21,690
TOTAL LIABILITIES	74,283	27,296	101,579

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,221,834 and 3,221,834 shares issued)	32	—	32
Additional paid-in capital	344,826	—	344,826
Treasury stock at cost (1,408,892 and 1,408,892 shares)	(230,166)	—	(230,166)
Accumulated other comprehensive loss	(735)	—	(735)
Accumulated deficit	(50,227)	—	(50,227)
TOTAL SHAREHOLDERS’ EQUITY	63,730	—	63,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,013	$27,296	$165,309
12

The following table is a summary of the Company’s components of net lease cost for the thirteen and twenty-six week periods ended August 3, 2019:

Lease Cost

(amounts in thousands)	Classification	Thirteen Weeks Ended August 3, 2019	Twenty-six Weeks Ended August 3, 2019
Short-term operating lease cost	SG&A	$3,234	$5,315
Operating lease cost	SG&A	2,604	5,150
Variable lease cost	SG&A	117	242
Net lease cost		$5,955	$10,707

As of August 3, 2019, the maturity of lease liabilities is as follows:

(amounts in thousands)	Operating Leases

2019	$5,267
2020	10,502
2021	7,312
2022	3,181
2023	2,278
Thereafter	2,116
Total lease payments	30,656
Less: amounts representing interest	(2,706)
Present value of lease liabilities	$27,950

Lease term and discount rate are as follows:

August 3, 2019
Weighted-average remaining lease term (years)
Operating leases	1.4
Weighted-average discount rate
Operating leases	5%

Other information:

Twenty-six Weeks Ended
(amounts in thousands)
August 3, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$5,103

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

Identifiable intangible assets as of August 3, 2019 consisted of the following:

	August 3, 2019
(amounts in thousands)	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$13,822	$4,456	$822
Technology	60	6,700	2,587	3,272	841
Trade names and trademarks	60	3,200	—	1,767	1,433
		$29,000	$16,409	$9,495	$3,096

The changes in net intangibles from February 2, 2019 to August 3, 2019 were as follows:

(amounts in thousands)		February 2, 2019	Impairment Expense	Amortization Expense	August 3, 2019

Amortized intangible assets:
Vendor relationships		$880	$—	$58	$822
Technology		1,035	—	194	841
Trade names and trademarks		1,753	—	320	1,433
Net amortized intangible assets		$3,668	$—	$572	$3,096

Amortization expense of intangible assets for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 consisted of the following:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
(amounts in thousands)		August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Amortized intangible assets:
Vendor relationships		$29	$477	$58	$954
Technology		97	335	194	670
Trade names and trademarks		160	160	320	320
Total amortization expense		$286	$972	$572	$1,944
14

Estimated amortization expense for the remainder of fiscal 2019 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2019	$572
2020	1,143
2021	847
2022	115
2023	115
2024	115
Thereafter	189

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended August 3, 2019 and August 4, 2018 was $1.1 million and $2.3 million, respectively. Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the twenty-six weeks ended August 3, 2019 and August 4, 2018 was $2.0 million and $4.5 million, respectively. The decrease was primarily due to a $4.1 million net decrease in carrying value of fixed assets and a $16.4 million net decrease in carrying value of intangible assets, resulting from impairment charges recorded during the fourth quarter of fiscal 2018. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019.

Note 6. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(amounts in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total Revenue
fye	$41,744	$50,545	$86,762	$104,608
etailz	34,260	51,629	69,392	$94,169
Total Company	$76,004	$102,174	$156,154	$198,777

Gross Profit
fye	$17,013	$20,634	$34,515	$42,905
etailz	8,103	11,539	15,991	20,956
Total Company	$25,116	$32,173	$50,506	$63,861

Loss From Operations
fye	$(6,655)	$(6,629)	$(12,755)	$(12,001)
etailz	(746)	(2,760)	(2,287)	(5,547)
Total Company	$(7,401)	$(9,389)	$(15,042)	$(17,548)

Total Assets as of	August 3, 2019	February 2, 2019	August 4, 2018
fye	$118,100	$101,785	$121,750
etailz	32,073	36,228	103,337
Total Company	$150,173	$138,013	$225,087

Note 7. Restricted Cash

As of August 3, 2019, the Company had restricted cash of $1.0 million and $5.3 million reported in current assets and other assets on the accompanying condensed consolidated balance sheet, respectively. As of August 4, 2018, the Company had restricted cash of $4.1 million and $6.1 million reported in current assets and other assets on the accompanying condensed consolidated balance sheet, respectively. The decrease in these restricted cash balances during the twenty-six weeks ended August 3, 2019, was primarily due to the return of the $3.2 million earn-out escrow balance to the Company as a result of the etailz segment not achieving the earnings target, as described in the amended etailz acquisition share purchase agreement.

The restricted cash reported as of August 3, 2019, as described in the paragraph above, is comprised entirely of a $6.3 million rabbi trust, which resulted from the death of the Company’s former Chairman.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	August 3,	February 2,	August 4,
	2019	2019	2018
Cash and cash equivalents	$3,635	$4,355	$4,477
Restricted cash	6,295	9,871	10,263
Total cash, cash equivalents and restricted cash	$9,930	$14,226	$14,740

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

As of August 3, 2019, borrowings under the Credit Facility were $12.1 million as compared to $6.3 million as of August 4, 2018. The Company had $16.1 million available for borrowing as of August 3, 2019.

As of August 3, 2019, the Company did not have any outstanding letters of credit. As of August 4, 2018, the Company had $1.1 million in outstanding letters of credit related to an import purchase.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short term maturity.

Note 9. Stock Based Compensation

As of August 3, 2019, there was approximately $435 thousand of unrecognized compensation cost related to stock option awards comprised of the following: $330 thousand was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 9 months, and $105 thousand was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 3.1 years.

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

Equity awards authorized for issuance under the New Plan total 250 thousand. As of August 3, 2019, of the awards authorized for issuance under the Stock Award Plans, approximately 130 thousand were granted and are outstanding, 102 thousand of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at August 3, 2019 were 219 thousand.

The following table summarizes stock award activity during the twenty-six weeks ended August 3, 2019:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 2, 2019	138,921	$55.00	5.8	13,571	$33.60
Granted	—	—	—	—	—
Cancelled/Forfeited	(8,975)	—	—	—	—
Exercised	—	—	—	(2,064)	30.76
Balance August 3, 2019	129,946	$54.79	5.2	11,507	$34.19
Exercisable August 3, 2019	102,196	$59.68	4.4	6,132	$52.38

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of August 3, 2019, all stock awards outstanding and exercisable had a grant price higher than the market price of the stock and had no intrinsic value.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs associated with Company’s defined benefit plan for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a limited number of executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the twenty-six weeks ended August 3, 2019, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2019.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
(amounts in thousands)	2019	2018	2019	2018

Service cost	$14	$14	$28	$28
Interest cost	142	140	284	280
Amortization of net gain (1)	(5)	(5)	(10)	(10)
Net periodic pension cost	$151	$149	$302	$298

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen and twenty-six weeks ended August 3, 2019 were approximately 130 thousand shares, as compared to 155 thousand shares and 145 thousand shares, respectively, for the thirteen and twenty-six weeks ended August 4, 2018. See note 1 in the interim condensed consolidated financial statements for information on the reverse stock split effected by the Company during the current reporting period.

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

August 3, 2019 and August 4, 2018

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

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of August 3, 2019, the fye segment operated 206 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-six Weeks Ended August 3, 2019

Compared to the Thirteen and Twenty-six Weeks Ended August 4, 2018

Segment Highlights (amounts in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total Revenue
fye	$41,744	$50,545	$86,762	$104,608
etailz	34,260	51,629	69,392	94,169
Total Company	$76,004	$102,174	$156,154	$198,777

Gross Profit
fye	$17,013	$20,634	$34,515	$42,905
etailz	8,103	11,539	15,991	20,956
Total Company	$25,116	$32,173	$50,506	$63,861

Loss From Operations
fye	$(6,655)	$(6,629)	$(12,755)	$(12,001)
etailz	(746)	(2,760)	(2,287)	(5,547)
Total Company	$(7,401)	$(9,389)	$(15,042)	$(17,548)

Reconciliation of etailz Loss from Operations to etailz Adjusted Loss from Operations
etailz loss from operations	$(746)	$(2,760)	$(2,287)	$(5,547)
Acquisition related amortization and compensation expenses (1)	286	2,090	638	4,184
etailz adjusted loss from operations (2)	$(460)	$(670)	$(1,649)	$(1,363)

(1) For the 13 weeks ended August 3, 2019, acquisition related expenses consisted of amortization expense of intangible assets of $286 thousand. For the 26 weeks ended August 3, 2019, acquisition related expenses consisted of amortization expense of intangible assets of $572 thousand and compensation expense of $66 thousand. For the 13 weeks ended August 4, 2018, acquisition related expenses consisted of amortization expense of intangible assets of $972 thousand and compensation expense of $1,118 thousand. For the 26 weeks ended August 4, 2018, acquisition related expenses consisted of amortization expense of intangible assets of $1,944 thousand and compensation expense of $2,240 thousand.

(2) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating loss for the etailz segment as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change			Twenty-six Weeks Ended		Change
(amounts in thousands)	August 3, 2019	August 4, 2018	$	%	Comp Store Net Sales	August 3, 2019	August 4, 2018	$	%	Comp Store Net Sales

fye revenue	$41,744	50,545	$(8,801)	-17.4%	-1.2%	$86,762	104,608	$(17,846)	-17.1%	-0.6%
etailz revenue	34,260	51,629	(17,369)	-33.6%		69,392	94,169	(24,777)	-26.3%
Total revenue	$76,004	$102,174	$(26,170)	-25.6%		$156,154	$198,777	$(42,623)	-21.4%

Total revenue decreased 25.6% and 21.4% for the thirteen and twenty-six weeks ended August 3, 2019 as compared to the same period last year.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change			Twenty-six Weeks Ended		Change
(amounts in thousands, except store count)	August 3, 2019	August 4, 2018	$	%	Comp Store Net Sales	August 3, 2019	August 4, 2018	$	%	Comp Store Net Sales

fye net sales	$40,892	49,410	$(8,518)	-17.2%	-1.2%	$85,116	102,102	$(16,986)	-16.6%	-0.6%
Other revenue	852	1,135	(283)	-24.9%		1,646	2,506	(860)	-34.3%
Total revenue	$41,744	$50,545	$(8,801)	-17.4%		$86,762	$104,608	$(17,846)	-17.1%

As a % of fye net sales
Trend / Lifestyle	46.8%	40.9%			9.6%	44.7%	39.3%			9.5%
Video	24.3%	29.0%			-16.1%	26.4%	30.5%			-11.6%
Music	17.5%	18.4%			-7.8%	17.7%	18.5%			-3.9%
Electronics	11.4%	11.7%			-0.1%	11.2%	11.7%			-2.3%

Store Count:						206	241	(35)	-14.5%

Total Square footage						1,145	1,339	(194)	-14.5%

fye net sales. Net sales decreased 17.2% and 16.6% during the thirteen weeks and twenty-six weeks ended August 3, 2019 as compared to the same period last year. The decline in net sales resulted from a 14.5% decline in total stores in operation and a 1.2% and 0.6% decline in comparable store net sales for the thirteen and twenty-six weeks ended August 3, 2019, respectively.

Trend/Lifestyle:

Comparable store net sales in the trend/lifestyle category increased 9.6% and 9.5% during the thirteen and twenty-six weeks ended August 3, 2019, respectively. Trend/lifestyle products represented 46.8% and 44.7% of total net sales for the thirteen and twenty-six weeks ended August 3, 2019, respectively, compared to 40.9% and 39.3% in the comparable periods last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise.

Video:

Comparable store sales in the video category decreased 16.1% and 11.6% during the thirteen and twenty-six week periods ended August 3, 2019, respectively. The video category represented 24.3% and 26.4% of total net sales for the thirteen and twenty-six weeks ended August 3, 2019, respectively, compared to 29.0% and 30.5% in the comparable periods last year due to continued industry-wide decline in physical media sales.

Music:

During the thirteen and twenty-six weeks ended August 3, 2019, music sales in comparable stores decreased 7.8% and 3.9%, respectively, versus the thirteen and twenty-six weeks ended August 4, 2018. The music category represented 17.5% and 17.7% of total net sales for the thirteen and twenty-six weeks ended August 3, 2019, respectively, compared to 18.4% and 18.5% for the thirteen and twenty-six weeks ended August 4, 2018 due to continued industry-wide decline in physical media sales.

Electronics:

Comparable store net sales in the electronics category decreased 0.1% and 2.3% during the thirteen and twenty-six weeks ended August 3, 2019, respectively. Electronics net sales represented 11.4% and 11.2% of total net sales for the thirteen and twenty-six weeks ended August 4, 2019, respectively, compared to 11.7% of total net sales for both the thirteen and twenty-six weeks in the comparable periods last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties for the fye segment, was approximately $0.9 million and $1.6 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, compared to $1.1 million and $2.5 million in the comparable periods last year. The decline in other revenue was primarily due to lower number of stores in operation.

etailz Segment

etailz reported sales of $34.3 million and $69.4 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively compared to $51.6 million and $94.2 million sales for the thirteen and twenty-six weeks ended August 4, 2018. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art. During the twenty-six weeks ended August 3, 2019, etailz sold approximately 25,000 SKUs from approximately 1,500 suppliers, compared to approximately 31,000 SKUs from approximately 2,200 suppliers during the twenty-six weeks ended August 4, 2018. The decline in sales was attributable to the vendor remediation performance improvement plan which was implemented during the fourth quarter of 2018 for the etailz segment, as discussed in Note 1 to the interim condensed consolidated financial statements.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change
(amounts in thousands)	August 3, 2019	August 4, 2018	$	%	August 3, 2019	August 4, 2018	$	%

fye gross profit	$17,013	$20,634	$(3,621)	-17.5%	$34,515	$42,905	$(8,390)	-19.6%
etailz gross profit	8,103	11,539	(3,436)	-29.8%	15,991	20,956	(4,965)	-23.7%
Total gross profit	$25,116	$32,173	$(7,057)	-21.9%	$50,506	$63,861	$(13,355)	-20.9%

fye gross profit as a % of fye revenue	40.8%	40.8%			39.8%	41.0%
etailz gross profit as a % of etailz revenue	23.7%	22.3%			23.0%	22.3%
Total gross profit as a % of total revenue	33.0%	31.5%			32.3%	32.1%

Gross profit decreased 21.9% to $25.1 million for the thirteen weeks ended August 3, 2019 compared to $32.2 million for the thirteen weeks ended August 4, 2018. For the twenty-six weeks ended August 3, 2019, gross profit decreased 20.9% to $50.5 million compared to $63.9 million for the comparable period last year.

fye Segment

fye gross profit as a percentage of total revenue for the thirteen and twenty-six weeks ended August 3, 2019 was 40.8% and 39.8%, respectively, compared to 40.8% and 41.0% for the comparable periods last year.

etailz Segment

etailz gross profit as a percentage of total revenue for the thirteen and twenty-six weeks ended August 3, 2019 was 23.7% and 23.0%, respectively, compared to 22.3% for both the thirteen and twenty-six weeks for the comparable periods last year. The increase in the gross profit rate was a result of the performance improvement plan implemented during the fourth quarter of 2018. See Note 1 for the description of the etailz segment performance improvement plan.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Twenty-six Weeks Ended		Change
(amounts in thousands)	August 3, 2019	August 4, 2018	$	%	August 3, 2019	August 4, 2018	$	%

fye SG&A, excluding depreciation and amortization	$23,052	$26,103	($3,051)	-11.7%	$46,082	$52,592	($6,510)	-12.4%
As a % of total fye revenue	55.2%	51.6%			53.1%	50.3%

etailz SG&A, excluding depreciation and amortization	8,413	13,185	(4,772)	-36.2%	17,434	24,310	(6,876)	-28.3%
As a % of total etailz revenue	24.6%	25.5%			25.1%	25.8%

Depreciation and amortization	1,052	2,274	(1,222)	-53.7%	2,032	4,507	(2,475)	-54.9%

Total SG&A	$32,517	$41,562	($9,045)	-21.8%	$65,548	$81,409	($15,861)	-19.5%

As a % of total revenue	42.8%	40.7%			42.0%	41.0%

SG&A expenses decreased $9.0 million and $15.9 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively.

fye Segment

fye SG&A, excluding depreciation and amortization expenses, decreased $3.1 million, or 11.7%, and $6.5 million, or 12.4%, for the thirteen and twenty-six weeks ended August 3, 2019, respectively. As a percentage of fye revenue, SG&A expenses in the fye segment for the thirteen and twenty-six weeks ended August 3, 2019 were 55.2% and 53.1%, respectively, compared to 51.6% and 50.3% for the same periods last year. The decline in SG&A expenses was due to lower sales primarily as a result of fewer stores in operation. The increase in SG&A expenses as a percentage of revenue was due to an increase in outside consulting and professional fees.

etailz Segment

etailz SG&A, excluding depreciation and amortization expenses, decreased $4.8 million and $6.9 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively. As a percentage of etailz revenue, SG&A expenses in the etailz segment for the thirteen and twenty-six weeks ended August 3, 2019 were 24.6% and 25.1%, respectively, compared to 25.5% and 25.8% for the same periods last year. The decrease was primarily due to expense reduction initiatives implemented in the fourth quarter of 2018.

Depreciation and amortization. Consolidated depreciation and amortization expense decreased $1.2 million and $2.5 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, primarily due to the $29.1 million net decrease in carrying value of fixed assets and intangible assets, resulting from impairment charges recorded for the fye segment, during the fourth quarter of fiscal 2018. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

Interest Expense. Interest expense was $194 thousand and $326 thousand during the thirteen and twenty-six weeks ended August 3, 2019, respectively. Interest expense consisted primarily of interest payments resulted from borrowings under the Company’s credit facility and unused commitment fees. Interest expense during the thirteen and twenty-six weeks ended August 4, 2018 was $103 thousand and $166 thousand, respectively. The increase in interest expense was due to borrowings under the credit facility as discussed in Note 8 to the interim condensed consolidated financial statements.

Other Loss (Income). As of August 3, 2019, other loss (income) consisted of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(amounts in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Write-off of investment	$500	$—	$500	$—
Interest income	(38)	(49)	(81)	(128)
Other loss (income)	$462	$(49)	$419	$(128)

Income Tax Expense.  Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets. There were insignificant tax expense amounts recorded during the thirteen and twenty-six weeks ended August 3, 2019 and comparative periods last year.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks Ended			Twenty-six Weeks Ended
(amounts in thousands)	August 3, 2019	August 4, 2018	$ Change	August 3, 2019	August 4, 2018	$ Change

Loss before income tax	$(8,057)	$(9,443)	$1,386	$(15,787)	$(17,586)	$1,799
Income tax expense	71	67	4	143	71	72
Net loss	$(8,128)	$(9,510)	$1,382	$(15,930)	$(17,657)	$1,727

LIQUIDITY

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and changes in our strategy or our planned activities.

The Company incurred net losses of $15.9 million and $17.7 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, and has an accumulated deficit of $66.2 million at August 3, 2019. In addition, net cash used in operating activities for the twenty-six weeks ended August 3, 2019 was $15.0 million. Net cash used in operating activities for the twenty-six weeks ended August 4, 2018 was $32.9 million.

As disclosed in the Company's Annual Report on Form 10-K filed May 14, 2019, the Company experienced negative cash flows from operations during fiscal 2018 and 2017, and we expect to continue to incur net losses in the foreseeable future. We implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiency and conserving working capital needed to support the growth of our etailz segment (the “performance improvement plan”). As a result of the initiative, and disciplined inventory management in the fye segment, the Company was able to reduce cash used in operations by $18.0 million for the twenty-six weeks ended August 3, 2019 as compared to the twenty-six weeks ended August 3, 2018. We anticipate continued improvement in cash flows used in operations for the remainder of the fiscal 2019. At August 3, 2019, we had cash and cash equivalents of $3.6 million, net working capital of $42.3 million, and short-term borrowings in the amount of $12.1 million on our revolving credit facility, as further discussed in footnote 8 in the interim condensed consolidated financial statements. This compares to $4.5 million in cash and cash equivalents, net working capital of $82.1 million, and short-term borrowings in the amount of $6.3 million on the Company’s revolving credit facility at August 4, 2018.

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

The unaudited condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 3, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the		Change
			Twenty-six Weeks Ended
	(amounts in thousands)		August 3, 2019	August 4, 2018	$
	Operating Cash Flows		(14,962)	(32,944)	17,982
	Investing Cash Flows		(1,420)	(663)	(757)
	Financing Cash Flows		12,086	4,841	7,245

	Capital Expenditures	(1)	(1,541)	(1,800)	259

	Cash, Cash Equivalents, and Restricted Cash	(2)	9,930	14,740	(4,810)
	Merchandise Inventory		89,785	114,920	(25,135)
	Working Capital		42,306	82,100	(39,794)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$3,635	$4,477
	Add: restricted cash		6,295	10,263
	Cash, cash equivalents, and restricted cash		$9,930	$14,740

Cash used in operations was $15.0 million for the twenty-six weeks ended August 3, 2019, primarily due to a net loss of $15.9 million, adding back depreciation and amortization of $2.0 million, a $5.1 million seasonal decrease in inventory, a $1.3 million decrease in prepaid expenses and other current assets, and a $4.0 million decrease in other long-term assets, less a reduction in accounts payable, accrued expenses and other current liabilities, deferred revenue, and other long-term liabilities of $5.3 million $1.0 million, $1.0 million, and $4.2 million, respectively. The Company's merchandise inventory and accounts payable are influenced by the seasonality of its business. A significant reduction of accounts payable occurs annually in the fiscal first quarter, reflecting payments for merchandise inventory purchased during the prior year's holiday season.

Cash used in investing activities was $1.4 million for the twenty-six weeks ended August 3, 2019, which consisted primarily of capital expenditures.

Cash provided by financing activities for the twenty-six weeks ended August 3, 2019, was comprised of $12.1 million proceeds from short-term borrowings.

Capital Expenditures. During the thirteen and twenty-six weeks ended August 3, 2019, respectively, the Company made capital expenditures of $0.7 million and $1.5 million, respectively. The Company currently plans to spend approximately $3.9 million for capital expenditures during fiscal 2019.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended February 2, 2019 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements. As goodwill was fully impaired during fiscal 2018, the Company no longer considers goodwill to be a critical accounting policy. With the exception of goodwill, there have been no material changes or modifications to the critical accounting policies since February 2, 2019.

Recent Accounting Pronouncements:

The information set forth under Note 3, Recently Adopted Accounting Pronouncements section contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

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

The Company calculates SG&A expenses, excluding depreciation and amortization expenses, for each reporting segment to evaluate its own operating performance and as an integral part of its planning process. The Company presents SG&A expenses, excluding depreciation and amortization expenses, as a supplemental measure because it believes such a measure provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges.

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

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 3, 2019, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the year ended February 2, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not Applicable.

Item 5 – Other Information

None.

Item 6 - Exhibits

(A) Exhibits -

Exhibit No.	Description
3.9	Certificate of Amendment to the Certificate of Incorporation.

10.1	Offer Letter by and between Trans World Entertainment Corporation and Kunal Chopra, dated July 5, 2019.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
31

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

September 17, 2019	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

September 17, 2019	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)
32