Form 10-Q
period 2019-11-02
TRANS WORLD ENTERTAINMENT CORP
filed 2019-12-23
CIK 795212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Common Stock, $.01 par value,

1,816,311 shares outstanding as of December 13, 2019

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	November 2,	February 2,	November 3,
	2019	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,073	$4,355	$4,497
Restricted cash	950	4,126	4,122
Accounts receivable	4,284	5,383	5,659
Merchandise inventory	101,130	94,842	131,285
Prepaid expenses and other assets	4,719	6,657	9,227
Total current assets	114,156	115,363	154,790

Restricted cash	5,139	5,745	5,944
Fixed assets, net	4,987	7,529	12,177
Operating lease right-of-use assets	8,978	—	—
Goodwill	—	—	39,191
Intangible assets, net	2,810	3,668	21,052
Other assets	5,410	5,708	5,907
TOTAL ASSETS	141,480	138,013	239,061

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$29,994	$34,329	$42,272
Short-term borrowings	27,771	—	27,440
Accrued expenses and other current liabilities	5,584	8,132	8,624
Deferred revenue	5,989	6,955	6,454
Current portion of operating lease liabilities	9,440	—	—
Total current liabilities	78,778	49,416	84,790

Operating lease liabilites	16,227	—	—
Other long-term liabilites	21,600	24,867	25,853
TOTAL LIABILITIES	116,605	74,283	110,643

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,225,627, 3,221,834 and 3,221,834 shares issued, respectively)	32	32	32
Additional paid-in capital	345,043	344,826	344,123
Treasury stock at cost (1,409,316, 1,408,892 and 1,408,043 shares, respectively)	(230,168)	(230,166)	(230,167)
Accumulated other comprehensive loss	(720)	(735)	(1,013)
(Accumulated deficit) Retained earnings	(89,312)	(50,227)	15,443
TOTAL SHAREHOLDERS’ EQUITY	24,875	63,730	128,418
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,480	$138,013	$239,061

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Net sales	$68,592	$90,877	$223,100	$287,148
Other revenue	864	1,107	2,510	3,613
Total revenue	69,456	91,984	225,610	290,761

Cost of sales	46,377	64,598	152,025	199,514
Gross profit	23,079	27,386	73,585	91,247
Selling, general and administrative expenses	29,921	41,140	95,470	122,550
Asset impairment charges	16,035	—	16,035	—
Loss from operations	(22,877)	(13,754)	(37,920)	(31,303)

Interest expense	228	277	554	444

Other (income) loss	(30)	(43)	388	(171)
Loss before income tax expense	(23,075)	(13,988)	(38,862)	(31,576)
Income tax expense	80	64	223	136
Net loss	$(23,155)	$(14,052)	$(39,085)	$(31,712)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per common share	$(12.73)	$(7.74)	$(21.51)	$(17.48)

Weighted average number of common shares outstanding – basic and diluted	1,819	1,815	1,817	1,814

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

4

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Net loss	$(23,155)	$(14,052)	$(39,085)	$(31,712)
Amortization of pension gain	5	5	15	15
Comprehensive loss	$(23,150)	$(14,047)	$(39,070)	$(31,697)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)

	Thirteen Weeks Ended November 2, 2019
	Number of shares outstanding					Accumulated
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
Balance as of August 3, 2019	3,224	(1,409)	$32	$344,983	$(230,168)	$(725)	$(66,157)	$47,965
Net Loss	—	—	—	—	—	—	(23,155)	(23,155)
Other comprehensive income	—	—	—	—	—	5	—	5
Vested restricted shares	2	—	—	—	—	—	—	—
Amortization of unearned compensation/restricted stock amortization	—	—	—	60	—	—	—	60
Balance as of November 2, 2019	3,226	(1,409)	$32	$345,043	$(230,168)	$(720)	$(89,312)	$24,875

	Thirty-nine Weeks Ended November 2, 2019
	Number of shares outstanding					Accumulated
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
Balance as of February 2, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	—	—	—	—	—	—	(39,085)	(39,085)
Other comprehensive income	—	—	—	—	—	15	—	15
Vested restricted shares	4	—	—	3	(2)	—	—	1
Amortization of unearned compensation/restricted stock amortization	—	—	—	214	—	—	—	214
Balance as of November 2, 2019	3,226	(1,409)	$32	$345,043	$(230,168)	$(720)	$(89,312)	$24,875

	Thirteen Weeks Ended November 3, 2018
	Number of shares outstanding					Accumulated	Retained
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Earnings (Accumulaed Deficit)	Shareholders’ Equity
Balance as of August 4, 2018	3,219	(1,408)	$32	$343,322	$(230,149)	$(1,008)	$29,495	$141,692
Net Loss	—	—	—	—	—	—	(14,052)	(14,052)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Vested restricted shares	3	—	—	3	(18)	—	—	(15)
Amortization of unearned compensation/restricted stock amortization	—	—	—	798	—	—	—	798
Balance as of November 3, 2018	3,222	(1,408)	$32	$344,123	$(230,167)	$(1,013)	$15,443	$128,418

	Thirty-nine Weeks Ended November 3, 2018
	Number of shares outstanding					Accumulated	Retained
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Earnings (Accumulaed Deficit)	Shareholders’ Equity
Balance as of February 3, 2018	3,215	(1,408)	$32	$341,714	$(230,145)	$(998)	$47,611	$158,214
Adjustment for adoption of accounting standard, ASU 2014-09	—	—	—	—	—	—	(456)	(456)
Net Loss	—	—	—	—	—	—	(31,712)	(31,712)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Vested restricted shares	4	—	—	9	(22)	—	—	(13)
Common stock issued-new grants	3	—	—	75	—	—	—	75
Amortization of unearned compensation/restricted stock amortization	—	—	—	2,325	—	—	—	2,325
Balance as of November 3, 2018	3,222	(1,408)	$32	$344,123	$(230,167)	$(1,013)	$15,443	$128,418
6

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
OPERATING ACTIVITIES:
Net loss	$(39,085)	$(31,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	2,272	3,893
Amortization of intangible assets	858	2,915
Amortization of right-of-use assets	6,171	—
Stock-based compensation	214	2,387
Write down of investment	500	—
Adjustment to contingent consideration	—	(272)
Loss on disposal of fixed assets	27	327
Loss on impairment of long lived assets	16,035	—
Change in cash surrender value	(189)	90
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,099	(1,190)
Merchandise inventory	(6,288)	(21,908)
Prepaid expenses and other current assets	1,190	(2,251)
Other long-term assets	(129)	(163)
Accounts payable	(4,335)	492
Accrued expenses and other current liabilities	(852)	(642)
Deferred revenue	(966)	(2,010)
Other long-term liabilities	(7,344)	(3,293)
Net cash used in operating activities	(30,822)	(53,337)

INVESTING ACTIVITIES:
Purchases of fixed assets	(2,128)	(2,851)
Capital distributions from joint venture	115	1,305
Net cash used in investing activities	(2,013)	(1,546)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	27,771	27,440
Payments to etailz shareholders	—	(1,500)
Net cash provided by financing activities	27,771	25,940

Net decrease in cash, cash equivalents, and restricted cash	(5,064)	(28,943)
Cash, cash equivalents, and restricted cash, beginning of period	14,226	43,506
Cash, cash equivalents, and restricted cash, end of period	$9,162	$14,563

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

November 2, 2019 and November 3, 2018

Note 1. Nature of Operations

Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of November 2, 2019, the fye segment operated 206 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

Liquidity and Cash Flows Considerations:

The unaudited condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 2, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the performance improvement plan for the etailz segment, the availability of future funding and the completion of other strategic alternatives. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $39.1 million and $31.7 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, and has an accumulated deficit of $89.3 million at November 2, 2019. In addition, net cash used in operating activities for the thirty-nine weeks ended November 2, 2019 was $30.8 million. Net cash used in operating activities for the thirty-nine weeks ended November 3, 2018 was $53.3 million. The Company also experienced negative cash flows from operations during fiscal 2018 and 2017, and expects to incur net losses in the foreseeable future. Based on its recurring losses from operations, expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, as well as the completion of other strategic alternatives, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management has plans to address the Company’s current liquidity position. As disclosed in the Company’s Annual Report on Form 10-K filed May 14, 2019, the Company implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiencies and conserving working capital needed to support the growth of the etailz segment (the “performance improvement plan”). As a result of the initiative, and inventory management in the fye segment, the Company was able to reduce cash used in operations by $22.5 million for the thirty-nine weeks ended November 2, 2019 as compared to the thirty-nine weeks ended November 2, 2018. We anticipate continued improvement in cash flows used in operations for the remainder of fiscal 2019. In addition, the Company continues to evaluate other strategic initiatives including establishing a credit facility at the etailz segment which could provide additional liquidity. At November 2, 2019, we had cash and cash equivalents of $3.1 million, net working capital of $35.4 million, short-term borrowings in the amount of $27.8 million on our revolving credit facility and $11.0 million of availability on our revolving credit facility. This compares to $4.5 million in cash and cash equivalents, net working capital of $70.0 million, short-term borrowings in the amount of $27.4 million on the Company’s revolving credit facility at November 3, 2018, and $22.1 million of availability on our revolving credit facility.

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and in the implementation of our strategy and planned activities.

In addition to the aforementioned current sources of existing working capital, the Company is continuing its efforts to generate additional sales and increase margins. There can be no assurance that any of the initiatives or strategic alternatives described above will be implemented, successful or consummated.

Reverse Stock Split:

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

Asset Impairment Charges:

During the thirty nine weeks ended November 2, 2019, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected third quarter sales that triggering events had occurred, and an evaluation of the fye long-lived assets for impairment was required. Fixed assets and operating lease right-of-use assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of November 2, 2019, resulting in the recording of fixed assets and operating lease right-of-use assets impairment charges of $2.4 million and $13.6 million, respectively. Estimated fair values for long-lived assets at these locations, including operating lease right of use assets, store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

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

The results of operations for the thirteen and thirty-nine weeks ended November 2, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 2020.

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

We elected the following package of practical expedients permitted under the lease standard: We do not record leases with an initial term of 12 months or less on the balance sheet but continue to expense them on a straight-line basis over the lease term. As of November 2, 2019, 153 leases were short-term in nature and were exempt from being recorded on the balance sheet.

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

During the thirty nine weeks ended November 2, 2019, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected third quarter sales that triggering events had occurred, and an evaluation of the fye operating lease right-of-use asset for impairment was required. Operating lease right-of-use assets, primarily at the Company’s retail store locations, where impairment was determined to exist were written down to their estimated fair values as of the end of November 2, 2019, resulting in the recording of asset impairment charges of $13.7 million. Estimated fair values at these locations were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Impact of New Lease Standard on Balance Sheet Line Items

As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of February 3, 2019:

	Impact of Change in Accounting Policy
	As Reported February 2, 2019	Adjustments	Adjusted February 3, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,355	$—	$4,355
Restricted cash	4,126	—	4,126
Accounts receivable	5,383	—	5,383
Merchandise inventory	94,842	—	94,842
Prepaid expenses and other current assets	6,657	(748)	5,909
Total current assets	115,363	(748)	114,615

Restricted cash	5,745	—	5,745
Fixed assets, net	7,529	—	7,529
Operating lease right-of-use assets	—	28,044	28,044
Intangible assets, net	3,668	—	3,668
Other assets	5,708	—	5,708
TOTAL ASSETS	$138,013	$27,296	$165,309

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,329	$—	$34,329
Accrued expenses and other current liabilities	8,132	(1,319)	6,813
Deferred revenue	6,955	—	6,955
Current portion of operating lease liabilites	—	9,064	9,064
Total current liabilities	49,416	7,745	57,161

Operating lease liabilities	—	22,728	22,728
Other long-term liabilities	24,867	(3,177)	21,690
TOTAL LIABILITIES	74,283	27,296	101,579

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—	—
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,221,834 shares issued)	32	—	32
Additional paid-in capital	344,826	—	344,826
Treasury stock at cost (1,408,892 shares)	(230,166)	—	(230,166)
Accumulated other comprehensive loss	(735)	—	(735)
Accumulated deficit	(50,227)	—	(50,227)
TOTAL SHAREHOLDERS’ EQUITY	63,730	—	63,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,013	$27,296	$165,309
12

The following table is a summary of the Company’s components of net lease cost for the thirteen and thirty-nine week periods ended November 2, 2019:

Lease Cost

		Thirteen Weeks Ended	Thirty-nine Weeks Ended
(amounts in thousands)	Classification	November 2, 2019	November 2, 2019
Short-term operating lease cost	SG&A	$4,838	$10,043
Operating lease cost	SG&A	1,753	7,013
Variable lease cost	SG&A	127	369
Net lease cost		$6,718	$17,425

During the thirteen and thirty-nine weeks ended November 3, 2018, the Company recorded minimum rentals of $7.2 million and $21.9 million, respectively, and did not record any contingent rentals.

As of November 2, 2019, the maturity of lease liabilities is as follows:

(amounts in thousands)	Operating Leases
2019	$2,656
2020	10,502
2021	7,312
2022	3,181
2023	2,278
Thereafter	2,116
Total lease payments	28,045
Less: amounts representing interest	(2,378)
Present value of lease liabilities	$25,667

Lease term and discount rate are as follows:

November 2, 2019
Weighted-average remaining lease term (years) Operating leases	1.06
Weighted-average discount rate Operating leases	5%

Other information:
Thirty-nine Weeks Ended
(amounts in thousands)	November 2, 2019

Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$6,582

As determined prior to the adoption of the new lease standard, the future minimum lease payments under operating leases in effect as of February 2, 2019 were as follows:

(amounts in thousands)

2019	$24,426
2020	8,393
2021	5,239
2022	1,881
2023	1,137
Thereafter	1,060
Total minimum lease payments	$42,136
13

Note 4. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of etailz in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of etailz consisted of vendor relationships, technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

Identifiable intangible assets as of November 2, 2019 consisted of the following:

	November 2, 2019
(amounts in thousands)	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$13,822	$4,485	$793
Technology	60	6,700	2,587	3,369	744
Trade names and trademarks	60	3,200	—	1,927	1,273
		$29,000	$16,409	$9,781	$2,810

The changes in net intangibles from February 2, 2019 to November 2, 2019 were as follows:

(amounts in thousands)		February 2, 2019	Impairment Expense	Amortization Expense	November 2, 2019

Amortized intangible assets:
Vendor relationships		$880	$—	$87	$793
Technology		1,035	—	291	744
Trade names and trademarks		1,753	—	480	1,273
Net amortized intangible assets		$3,668	$—	$858	$2,810

Amortization expense of intangible assets for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 consisted of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Amortized intangible assets:
Vendor relationships	$29	$477	$87	$1,430
Technology	97	335	291	1,005
Trade names and trademarks	160	160	480	480
Total amortization expense	$286	$972	$858	$2,915
14

Estimated amortization expense for the remainder of fiscal 2019 and the five succeeding fiscal years and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2019	$286
2020	1,143
2021	847
2022	115
2023	115
2024	115
Thereafter	189

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended November 2, 2019 and November 3, 2018 was $1.1 million and $2.3 million, respectively. Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 was $3.1 million and $6.8 million, respectively. The decrease was primarily due to a $4.1 million net decrease in carrying value of fixed assets and a $16.4 million net decrease in carrying value of intangible assets, resulting from impairment charges recorded during the fourth quarter of fiscal 2018. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019.

As noted within Footnote 1, the Company recorded $2.4 million in fixed asset impairment during the third fiscal quarter of 2019.

Note 6. Segment Data

As described in Note 1 to the interim condensed consolidated financial statements, we operate in two reportable segments as shown in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total Revenue
fye	$40,840	$47,865	$127,602	$152,473
etailz	28,616	44,119	98,008	138,288
Total Company	$69,456	$91,984	$225,610	$290,761

Gross Profit
fye	$16,155	$18,276	$50,670	$61,181
etailz	6,924	9,110	22,915	30,066
Total Company	$23,079	$27,386	$73,585	$91,247

Loss From Operations
fye	$(21,524)	$(9,493)	$(34,280)	$(21,495)
etailz	(1,353)	(4,261)	(3,640)	(9,808)
Total Company	$(22,877)	$(13,754)	$(37,920)	$(31,303)

Total Assets			November 2, 2019	February 2, 2019	November 3, 2018
fye			$107,707	$101,785	$132,699
etailz			33,773	36,228	106,362
Total Company			$141,480	$138,013	$239,061

Note 7. Restricted Cash

As of November 2, 2019, the Company had restricted cash of $1.0 million and $5.1 million reported in current assets and other assets on the accompanying condensed consolidated balance sheet, respectively. As of November 3, 2018, the Company had restricted cash of $4.1 million and $5.9 million reported in current assets and other assets on the accompanying condensed consolidated balance sheet, respectively. The decrease in these restricted cash balances during the thirty-nine weeks ended November 2, 2019, was primarily due to the return of the $3.2 million earn-out escrow balance to the Company as a result of the etailz segment not achieving the earnings target, as described in the amended etailz acquisition share purchase agreement.

The restricted cash reported as of November 2, 2019 is comprised entirely of a $6.1 million rabbi trust, which is restricted for SERP payments as described in note 11.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents	$3,073	$4,355	$4,497
Restricted cash	6,089	9,871	10,066
Total cash, cash equivalents and restricted cash	$9,162	$14,226	$14,563

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

The Credit Facility contains customary affirmative and negative covenants, including incurrence of additional indebtedness and acquisitions and covenants around the net number of store closings and restrictions related to the payment of cash dividends and share repurchases, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

The Credit Facility also includes customary events of default, including, among other things, material adverse effect, bankruptcy, and certain changes of control. On December 17, 2019, the Company entered into a letter agreement with Wells Fargo in accordance with the Credit Facility in which Wells Fargo provided consent to the Company with respect to late delivery of the Quarterly Financial Statements. As of November 2, 2019, the Company was compliant with all covenants.

Interest under the Credit Facility will accrue, at the election of the Company, at a Base Rate or LIBO Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of availability, with the Applicable Margin for LIBO Rate loans ranging from 1.75% to 2.00% and the Applicable Margin for Prime Rate loans ranging from 0.75% to 1.00%. In addition, a fee of 0.25% is also payable on unused commitments.

As of November 2, 2019, borrowings under the Credit Facility were $27.8 million as compared to $27.4 million as of November 3, 2018. The Company had $11.0 million available for borrowing as of November 2, 2019. As of November 2, 2019 and November 3, 2018, the Company did not have any outstanding letters of credit. The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short term maturity.

Note 9. Stock Based Compensation

As of November 2, 2019, there was approximately $338 thousand of unrecognized compensation cost related to stock option awards comprised of the following: $245 thousand was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 1.4 years, and $94 thousand was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 2.9 years.

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

Equity awards authorized for issuance under the New Plan total 250 thousand. As of November 2, 2019, of the awards authorized for issuance under the Stock Award Plans, approximately 129 thousand were granted and are outstanding, 99 thousand of which were vested and exercisable. Shares available for future grants of options and other share based awards under the New Plan at November 2, 2019 were 213 thousand.

The following table summarizes stock award activity during the thirty-nine weeks ended November 2, 2019:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value/ Exercise Price
Balance February 2, 2019	138,921	$55.00	5.8	13,571	$33.60
Granted	5,750	3.76	—	—	—
Cancelled/Forfeited	(15,475)	57.68	—	—	—
Exercised	—	—	—	(3,626)	5.66
Balance November 2, 2019	129,196	$52.11	6.1	9,945	$36.75
Exercisable November 2, 2019	99,040	$59.29	5.4	5,757	$44.92

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of November 2, 2019, all stock awards outstanding and exercisable had a grant price higher than the market price of the stock and had no intrinsic value.

Note 10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension costs associated with Company’s defined benefit plan for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a limited number of executive officers of the Company. The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. During the thirty-nine weeks ended November 2, 2019, the Company did not make any cash contributions to the SERP and paid out approximately $0.9 million in retirement benefits. The Company presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2019.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$14	$14	$42	$42
Interest cost	142	140	426	420
Amortization of net gain(1)	(5)	(5)	(15)	(15)
Net periodic pension cost	$151	$149	$453	$447

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Total anti-dilutive stock awards for the thirteen and thirty-nine weeks ended November 2, 2019 were approximately 126 thousand shares and 132 thousand shares, as compared to 157 thousand shares and 148 thousand shares, respectively, for the thirteen and thirty-nine weeks ended November 3, 2018. See note 1 in the interim condensed consolidated financial statements for information on the reverse stock split effected by the Company in August of the current fiscal year.

Note 13. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 1, 2020.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of November 2, 2019, the Company had a net operating loss carry forward of $246.9 million for federal income tax purposes and approximately $265.2 million for state income tax purposes that expire at various times through 2038 and are subject to certain limitations and statutory expiration periods. The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

Note 15. Related Party Transactions

The Company leases its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder. The distribution center/office lease commenced on January 1, 2016, and expires on December 31, 2020. Under the lease accounted for as an operating lease, for the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018, the Company paid $0.3 million and $0.9 million, respectively, during both fiscal periods. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

November 2, 2019 and November 3, 2018

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

The Company operates in two reportable segments: fye and etailz. The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. As of November 2, 2019, the fye segment operated 206 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands. The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace. The Company’s business is seasonal in nature for both segments, with the peak selling period being the holiday season which falls in the Company’s fourth fiscal quarter.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended November 2, 2019

Compared to the Thirteen and Thirty-nine Weeks Ended November 3, 2018

Segment Highlights (amounts in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total Revenue
fye	$40,840	$47,865	$127,602	$152,473
etailz	28,616	44,119	98,008	138,288
Total Company	$69,456	$91,984	$225,610	$290,761

Gross Profit
fye	$16,155	$18,276	$50,670	$61,181
etailz	6,924	9,110	22,915	30,066
Total Company	$23,079	$27,386	$73,585	$91,247

Loss From Operations
fye	$(21,524)	$(9,493)	$(34,280)	$(21,495)
etailz	(1,353)	(4,261)	(3,640)	(9,808)
Total Company	$(22,877)	$(13,754)	$(37,920)	$(31,303)

Reconciliation of etailz Loss from Operations to etailz Adjusted Loss from Operations
etailz loss from operations	$(1,353)	$(4,261)	$(3,640)	$(9,808)
Acquisition related amortization and compensation expenses (1)	286	1,722	924	5,906
etailz adjusted loss from operations (2)	$(1,067)	$(2,539)	$(2,716)	$(3,902)

Reconciliation of fye Loss From Operations to fye Adjusted Loss From Operations
fye Loss From Operations	$(21,524)	$(9,493)	$(34,280)	$(21,495)
Asset impairment charges	16,035	—	16,035	—
fye Adjusted Loss From Operations (2)	$(5,489)	$(9,493)	$(18,245)	$(21,495)

(1) For the 13 weeks ended November 2, 2019, acquisition related expenses consisted of amortization expense of intangible assets of $286 thousand. For the 39 weeks ended November 2, 2019, acquisition related expenses consisted of amortization expense of intangible assets of $858 thousand and compensation expense of $66 thousand. For the 13 weeks ended November 3, 2018, acquisition related expenses consisted of amortization expense of intangible assets of $972 thousand and compensation expense of $750 thousand. For the 39 weeks ended November 3, 2018, acquisition related expenses consisted of amortization expense of intangible assets of $2,915 thousand and compensation expense of $2,991 thousand.

(2) In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we reported non-GAAP adjusted operating loss for the etailz and the fye segments as shown above.

Total Revenue. The following table sets forth a year-over-year comparison of the Company’s total revenue:

	Thirteen Weeks Ended		Change			Thirty-nine Weeks Ended		Change
(amounts in thousands)	November 2, 2019	November 3, 2018	$	%	Comp Store Net Sales	November 2, 2019	November 3, 2018	$	%	Comp Store Net Sales
fye revenue	$40,840	$47,865	$(7,025)	-14.7%	-5.2%	$127,602	$152,473	$(24,871)	-16.3%	-2.1%
etailz revenue	28,616	44,119	(15,503)	-35.1%		98,008	138,288	(40,280)	-29.1%
Total revenue	$69,456	$91,984	$(22,528)	-24.5%		$225,610	$290,761	$(65,151)	-22.4%

Total revenue decreased 24.5% and 22.4% for the thirteen and thirty-nine weeks ended November 2, 2019 as compared to the same period last year.

fye Segment

The following table sets forth a period over period comparison of net fye sales by merchandise category:

	Thirteen Weeks Ended		Change			Thirty-nine Weeks Ended		Change
(amounts in thousands, except store count)	November 2, 2019	November 3, 2018	$	%	Comp Store Net Sales	November 2, 2019	November 3, 2018	$	%	Comp Store Net Sales

fye net sales	$39,988	$46,758	$(6,770)	-14.5%	-5.2%	$127,602	$149,975	$(22,373)	-14.9%	-2.1%
Other revenue	852	1,107	(255)	-23.0%		—	2,498	(2,498)	-100.0%
Total revenue	$40,840	$47,865	$(7,025)	-14.7%		$127,602	$152,473	$(24,871)	-16.3%

As a % of fye net sales
Trend / Lifestyle	46.2%	41.9%			6.3%	45.2%	40.1%			8.4%
Video	25.8%	29.6%			-17.7%	26.2%	30.2%			-13.7%
Music	17.7%	17.9%			-9.4%	17.7%	18.4%			-5.8%
Electronics	10.3%	10.6%			-7.4%	10.9%	11.3%			-3.9%
	100.0%	100.0%				100.0%	100.0%

Store Count:						206	227	(21)	-9.3%

Total Square footage						1,145	1,268	(123)	-9.7%

fye net sales. Net sales decreased 14.5% and 16.0% during the thirteen weeks and thirty-nine weeks ended November 2, 2019, respectively, as compared to the same periods last year. The decline in net sales resulted from a 9.3% decline in total stores in operation and a 5.2% and 2.1% decline in comparable store net sales for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

Trend/Lifestyle:

Comparable store net sales in the trend/lifestyle category increased 6.3% and 8.4% during the thirteen and thirty-nine weeks ended November 2, 2019, respectively. Trend/lifestyle products represented 46.2% and 45.2% of total net sales for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, compared to 41.9% and 40.1% in the comparable periods last year. The Company continues to take advantage of opportunities to strengthen its selection and shift product mix to growing categories of entertainment-related merchandise.

Video:

Comparable store sales in the video category decreased 17.7% and 13.7% during the thirteen and thirty-nine week periods ended November 2, 2019, respectively. The video category represented 25.8% and 26.2% of total net sales for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, compared to 29.6% and 30.2% in the comparable periods last year due to continued industry-wide decline in physical media sales.

Music:

During the thirteen and thirty-nine weeks ended November 2, 2019, music sales in comparable stores decreased 9.4% and 5.8%, respectively, versus the thirteen and thirty-nine weeks ended November 3, 2018. The music category represented 17.7% of total net sales for both thirteen and thirty-nine weeks ended November 2, 2019, respectively, compared to 17.9% and 18.4% for the thirteen and thirty-nine weeks ended November 3, 2018 due to continued industry-wide decline in physical media sales.

Electronics:

Comparable store net sales in the electronics category decreased 7.4% and 3.9% during the thirteen and thirty-nine weeks ended November 2, 2019, respectively. Electronics net sales represented 10.3% and 10.9% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2019, respectively, compared to 10.6% and 11.3% of total net sales for the comparable periods last year.

Other Revenue. Other revenue, which was primarily related to commissions and fees earned from third parties for the fye segment, was approximately $0.9 million and $2.5 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, compared to $1.1 million and $3.6 million in the comparable periods last year. The decline in other revenue was primarily due to lower number of stores in operation.

etailz Segment

etailz reported sales of $28.6 million and $98.0 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, compared to $44.1 million and $138.3 million for the thirteen and thirty-nine weeks ended November 3, 2018. etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include: apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art. During the thirty-nine weeks ended November 2, 2019, etailz sold approximately 28,000 unique SKUs from approximately 1,600 suppliers, compared to approximately 38,000 unique SKUs from approximately 2,100 suppliers during the thirty-nine weeks ended November 3, 2018. The decline in sales was attributable to the vendor remediation performance improvement plan which was implemented during the fourth quarter of 2018 for the etailz segment, as discussed in Note 1 to the interim condensed consolidated financial statements included elsewhere in this Form 10-Q.

Gross Profit. The following table sets forth a year-over-year comparison of the Company’s Gross Profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	November 2, 2019	November 3, 2018	$	%	November 2, 2019	November 3, 2018	$	%

fye gross profit	$16,155	$18,276	$(2,121)	-11.6%	$50,670	$61,181	$(10,511)	-17.2%
etailz gross profit	6,924	9,110	(2,186)	-24.0%	22,915	30,066	(7,151)	-23.8%
Total gross profit	$23,079	$27,386	$(4,307)	-15.7%	$73,585	$91,247	$(17,662)	-19.4%

fye gross profit as a % of fye revenue	39.6%	38.2%			39.7%	40.1%
etailz gross profit as a % of etailz revenue	24.2%	20.6%			23.4%	21.7%
Total gross profit as a % of total revenue	33.2%	29.8%			32.6%	31.4%

Gross profit decreased 15.7% to $23.1 million for the thirteen weeks ended November 2, 2019 compared to $27.4 million for the thirteen weeks ended November 3, 2018. For the thirty-nine weeks ended November 2, 2019, gross profit decreased 19.4% to $73.6 million compared to $91.2 million for the comparable period last year.

fye Segment

fye gross profit as a percentage of total revenue for the thirteen and thirty-nine weeks ended November 2, 2019 was 39.6% and 39.7%, respectively, compared to 38.2% and 40.1% for the comparable periods last year. The increase in the gross profit percentage for the thirteen weeks ended November 2, 2019, as compared to the thirteen weeks ended November 3, 2018, was primarily attributable to increased merchandise margin in the Trend/Lifestyle category.

etailz Segment

etailz gross profit as a percentage of total revenue for the thirteen and thirty-nine weeks ended November 2, 2019 was 24.2% and 23.4%, respectively, compared to 20.6% and 21.7% for the comparable periods last year. The increase in the gross profit rate was a result of the performance improvement plan implemented during the fourth quarter of 2018. See Note 1 to the interim condensed consolidated financial statements, included elsewhere in this Form 10-Q for the description of the etailz segment performance improvement plan.

SG&A Expenses. The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	November 2, 2019	November 3, 2018	$	%	November 2, 2019	November 3, 2018	$	%
fye SG&A, excluding depreciation and amortization	$21,012	$26,620	$(5,608)	-21.1%	$67,094	$79,214	$(12,120)	-15.3%
As a % of total fye revenue	51.4%	55.6%			52.6%	52.0%

etailz SG&A, excluding depreciation and amortization	7,812	12,217	(4,405)	-36.1%	25,246	36,528	(11,282)	-30.9%
As a % of total etailz revenue	27.3%	27.7%			25.8%	26.4%

Depreciation and amortization	1,097	2,303	(1,206)	-52.4%	3,130	6,808	(3,678)	-54.0%

Total SG&A	$29,921	$41,140	$(11,219)	-27.3%	$95,470	$122,550	$(27,080)	-22.1%

As a % of total revenue	43.1%	44.7%			42.3%	42.1%

SG&A expenses decreased $11.2 million and $27.1 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

fye Segment

fye SG&A, excluding depreciation and amortization expenses, decreased $5.6 million, or 21.1%, and $12.1 million, or 15.3%, for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. As a percentage of fye revenue, SG&A expenses in the fye segment for the thirteen and thirty-nine weeks ended November 2, 2019 were 51.4% and 52.6%, respectively, compared to 55.6% and 52.0% for the same periods last year. The decline in SG&A expenses was due to lower sales primarily as a result of fewer stores in operation. The decrease in SG&A expenses as a percentage of revenue for the thirteen weeks ended November 2, 2019 was primarily due to a decrease in outside consulting and professional fees. The increase in SG&A expenses as a percentage of revenue for the thirty-nine weeks ended November 2, 2019 was primarily due to higher outside consulting and professional fees during the first and second quarters of fiscal 2019.

etailz Segment

etailz SG&A, excluding depreciation and amortization expenses, decreased $4.4 million and $11.3 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. As a percentage of etailz revenue, SG&A expenses in the etailz segment for the thirteen and thirty-nine weeks ended November 2, 2019 were 27.3% and 25.8%, respectively, compared to 27.7% and 26.4% for the same periods last year. The decrease was primarily due to expense reduction initiatives implemented in the fourth quarter of 2018.

Asset Impairment charges. During the thirty nine weeks ended November 2, 2019, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected third quarter sales that triggering events had occurred, and an evaluation of the fye long-lived assets for impairment was required. Fixed assets and operating lease right-of-use assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the fye corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of November 2, 2019, resulting in the recording of fixed assets and operating lease right-of-use assets impairment charges of $2.4 million and $13.6 million, respectively. Estimated fair values for long-lived assets at these locations, including operating lease right of use assets, store fixtures, equipment, and leasehold improvements were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations. Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital. Management believes its assumptions were reasonable and consistently applied.

Depreciation and amortization. Consolidated depreciation and amortization expense decreased $1.2 million and $3.7 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, primarily due to the $4.1 million decrease in carrying value of fixed assets and the $16.4 million decrease in intangible assets resulting from impairment charges recorded during the fourth quarter of fiscal 2018. For a discussion of the Company’s impairment charges, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019.

Interest Expense. Interest expense was $228 thousand and $554 thousand during the thirteen and thirty-nine weeks ended November 2, 2019, respectively. Interest expense consisted primarily of interest payments resulting from borrowings under the Company’s credit facility and unused commitment fees. Interest expense during the thirteen and thirty-nine weeks ended November 3, 2018 was $277 thousand and $444 thousand, respectively. The decrease in interest expense for the thirteen weeks ended November 2, 2019 was due to a decrease in interest rates for the borrowings under our credit facility. The increase in interest expense for the thirty-nine weeks ended November 2, 2019 was due to 9 months of borrowings during fiscal 2019 as compared to 4 months of borrowings during fiscal 2018.

Other Loss (Income). As of November 2, 2019, other (income) loss consisted of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Investment write down	$—	$—	$500	$—
Interest income	(30)	(43)	(112)	(171)
Other (income) loss	$(30)	$(43)	$388	$(171)

Income Tax Expense.  Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. There were insignificant tax expense amounts recorded during the thirteen and thirty-nine weeks ended November 2, 2019 and comparative periods last year.

Net Loss. The following table sets forth a period over period comparison of the Company’s net loss:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
(amounts in thousands)	November 2, 2019	November 2, 2018	$ Change	November 2, 2019	November 2, 2018	$ Change

Loss before income tax	$(21,003)	$(13,988)	$(7,015)	$(15,666)	$(31,576)	$15,910
Income tax expense	80	64	16	223	136	87
Net loss	$(21,083)	$(14,052)	$(7,031)	$(15,889)	$(31,712)	$15,823
26

LIQUIDITY

Liquidity and Cash Flows Considerations:

The unaudited condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 2, 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the performance improvement plan for the etailz segment, the availability of future funding and the completion of other strategic alternatives. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $39.1 million and $31.7 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, and has an accumulated deficit of $89.3 million at November 2, 2019. In addition, net cash used in operating activities for the thirty-nine weeks ended November 2, 2019 was $30.8 million. Net cash used in operating activities for the thirty-nine weeks ended November 3, 2018 was $53.3 million. The Company also experienced negative cash flows from operations during fiscal 2018 and 2017, and expects to incur net losses in the foreseeable future. Based on its recurring losses from operations, expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding as well as the completion of other strategic alternatives, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management has plans to address the Company’s current liquidity position. As disclosed in the Company’s Annual Report on Form 10-K filed May 14, 2019, the Company implemented strategic initiatives on December 11, 2018, aimed at improving organizational efficiencies and conserving working capital needed to support the growth of the etailz segment (the “performance improvement plan”). As a result of the initiative, and inventory management in the fye segment, the Company was able to reduce cash used in operations by $22.5 million for the thirty-nine weeks ended November 2, 2019 as compared to the thirty-nine weeks ended November 2, 2018. We anticipate continued improvement in cash flows used in operations for the remainder of fiscal 2019. In addition, the Company continues to evaluate other strategic initiatives, including establishing a credit facility at the etailz segment, which could provide additional liquidity. At November 2, 2019, we had cash and cash equivalents of $3.1 million, net working capital of $35.4 million, short-term borrowings in the amount of $27.8 million on our revolving credit facility, and $11.0 million of availability on our revolving credit facility. This compares to $4.5 million in cash and cash equivalents, net working capital of $70.0 million, short-term borrowings in the amount of $27.4 million on the Company’s revolving credit facility at November 3, 2018, and $22.1 million of availability on our revolving credit facility.

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate our business, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and in the implementation of our strategy and planned activities.

In addition to the aforementioned current sources of existing working capital, the Company is continuing its efforts to generate additional sales and increase margins. There can be no assurance that any of the initiatives or strategic alternatives described above will be implemented, successful or consummated.

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirty-nine Weeks Ended		Change
	(amounts in thousands)		November 2, 2019	November 3, 2018	$
	Operating Cash Flows		$(30,822)	$(53,337)	$22,515
	Investing Cash Flows		(2,013)	(1,546)	(467)
	Financing Cash Flows		27,771	25,940	1,831

	Capital Expenditures	(1)	(2,128)	(2,851)	723

	Cash, Cash Equivalents, and Restricted Cash	(2)	9,162	14,563	(5,401)
	Merchandise Inventory		101,130	131,285	(30,155)
	Working Capital		35,378	70,000	(34,622)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$3,073	$4,497
	Add: restricted cash		6,089	10,066
	Cash, cash equivalents, and restricted cash		$9,162	$14,563

Cash used in operations was $30.8 million for the thirty-nine weeks ended November 2, 2019, primarily due to a net loss of $39.1 million, adding back loss on impairment of long lived assets of $16.0 million, depreciation and amortization of $3.1 million, a $6.3 million seasonal increase in inventory, a $1.2 million decrease in prepaid expenses and other current assets, and a $0.1 million decrease in other long-term assets, combined with a reduction in accounts payable, accrued expenses and other current liabilities, deferred revenue, and other long-term liabilities of $4.3 million, $0.9 million, $1.0 million, and $7.3 million, respectively. The Company’s merchandise inventory and accounts payable are influenced by the seasonality of its business.

Cash used in investing activities was $2.0 million for the thirty-nine weeks ended November 2, 2019, which consisted primarily of capital expenditures.

Cash provided by financing activities for the thirty-nine weeks ended November 2, 2019, was comprised of $27.8 million proceeds from short-term borrowings.

Capital Expenditures. During the thirteen and thirty-nine weeks ended November 2, 2019, the Company made capital expenditures of $0.6 million and $2.1 million, respectively. The Company currently plans to spend approximately $3.0 million for capital expenditures during fiscal 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the consolidated financial statements. Management continually evaluates its estimates and judgments including those related to merchandise inventory and return costs and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements:

The information set forth under Note 3, Recently Adopted Accounting Pronouncements section contained in Item 1, included elsewhere in the Form 10-Q, is incorporated herein by reference.

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

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of November 2, 2019, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Store Manager Class Actions

There are two pending class actions.  The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”).  The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide.  It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers (“SAMs”) nationwide, and that both SMs and SAMs worked “off-the-clock.”  It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs.  The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”).  The Roper Action also asserts a nationwide misclassification claim on behalf of Store Managers.  Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

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

Item 1A – Risk Factors

The ability of the Company to satisfy its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the performance improvement plan at our etailz segment, the availability of future funding and the completion of other strategic alternatives.

The unaudited condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 2, 2019 included in this report were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business.

As disclosed in this report and the Company’s previous filings with the Securities and Exchange Commission, the Company has suffered recurring losses from operations and the Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and cash generated from operations, all of which are limited. Therefore, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the performance improvement plan for the etailz segment, the availability of future funding and the completion of other strategic alternatives. The Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of the November 2, 2019 unaudited condensed consolidated financial statements. The financial results for the fiscal quarter ended November 2, 2019 included in this report do not include any adjustments that might result from the outcome of these uncertainties.

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
32

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

December 23, 2019	By: /s/ Michael Feurer
Michael Feurer
Chief Executive Officer
(Principal Executive Officer)

December 23, 2019	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)
33