Form 10-K
period 2020-02-01
TRANS WORLD ENTERTAINMENT CORP
filed 2020-06-15
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2020
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

TRANS WORLD ENTERTAINMENT CORPORATION
 (Exact name of registrant as specified in its charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2818 N. Sullivan Rd. Ste 30 Spokane, WA 99216	12203
Address of Principal Executive Offices	Zip Code

(855) 300-2710
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
38 Corporate Circle
Albany, NY 12203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	TWMC	NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

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

As of August 2, 2019, the last business day of the Company’s most recently completed second fiscal quarter, 1,816,061 shares of the Registrant’s Common Stock were issued and outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 2, 2019, was $10,569,475. As of May 29, 2020, there were 1,825,198 shares of Common Stock issued and outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

•     continued operating losses;
•     impact of the novel coronavirus identified as “COVID-19” on our business and operating results;
•     the ability of the Company to satisfy its liabilities and to continue as a going concern;
•     our ability to realize the benefits of recent divestitures;
•     maintaining etailz’s segment relationship with Amazon;
•     decline in the Company’s stock price;
•     the limited public float and trading volume for our Common Stock;
•     new product introductions;
•     advancements in technology;
•     dependence on key employees, the ability to hire new employees and pay competitive wages;

•    the Company’s level of debt and related restrictions and limitations;
•     future cash flows;
•     vendor terms;
•     interest rate fluctuations;
•     access to third party digital marketplaces;
•     adverse publicity;
•     product liability claims;
•     changes in laws and regulations;
•     breach of data security;
•    increase in Amazon Marketplace fulfillment and storage fees;
•     the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Annual Report on Form 10-K

The reader should keep in mind that any forward-looking statement made by us in this document, or elsewhere, pertains only as of the date on which we make it. New risks and uncertainties come up from time-to-time and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

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

Reverse Stock Split

On August 15, 2019, we completed a 1-for-20 reverse stock split of our outstanding Common Stock. As a result of this stock split, our issued and outstanding Common Stock decreased from 36,291,620 to 1,814,581 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split.

Item 1.	BUSINESS
Company Background

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as the “Company”, “we”, “us” and “our”, was incorporated in New York in 1972.  We own 100% of the outstanding Common Stock of Trans World NY Sub, Inc. (f/k/a Record Town, Inc.) and etailz, Inc.  See below for additional information.

Our Reportable Segments

During 2019, the Company operated our business in two segments:

etailz Segment (“etailz”)
etailz provides a platform of software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart, eBay, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies and mutually beneficial partnerships.

For Your Entertainment Segment (“fye”)
The fye segment operates retail stores and two e-commerce sites selling entertainment products, including trend, video, music, electronics and related products in the United States.

As of February 1, 2020, the fye segment operated 200 stores primarily in malls totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands predominantly under the For Your Entertainment brand.

The fye segment operates two retail web sites, www.fye.com and www.secondspin.com.  fye.com carries entertainment products, including trend, video, music, electronics and related products.  SecondSpin.com is a leading seller of used CDs, DVDs, and Blu-Ray online and carries one of the largest catalogs of used media available online.

On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of 2428391 Ontario Inc. o/a Sunrise Records (“Sunrise Records”) pursuant to an Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records. (the “FYE Transaction”).

All of our financial information for fiscal 2019 includes the fye segment.  For pro forma information, see Note 13 of the Notes to the Consolidated Financial Statements.

Business Overview

etailz Segment

etailz provides a platform of software and services to empower brands to grow their online distribution channel on digital marketplaces such as Amazon, Walmart, and eBay, among others. etailz empowers brands to achieve their online retail goals through its innovative, proprietary technology, tailored strategies and mutually beneficial partnerships.

etailz is positioning itself to be a brand’s ultimate online growth partner and are guided by six core principles:

Partner Obsession	Insights Driven
Simplicity	Innovation
Results	Ownership

A high-level overview of the etailz platform is shown in Figure 1.

Figure 1: etailz platform of products and services

Partners
etailz’s partners include brands, suppliers, distributors, liquidators, and affiliates such as venture capital firms and marketing agencies.  At the end of fiscal 2019 and following its vendor rationalization effort, etailz had 1,039 partners.

Tailored Solutions
etailz’s customizable solutions for its partners include, but are not limited to, scaling the market, growing beyond Amazon, protecting a brand, expanding globally, converting more customers, and launching new products. etailz uses its platform to customize solutions to cater to partner needs.

Partnership Models
etailz works with partners in three different partnership models:

Retail as a Service: In this model, etailz buys inventory and sells it on marketplaces such as Amazon, Walmart and eBay as a third-party seller. Additionally, etailz supports dropship integrations with various suppliers and distributors and incubates its own brands. At the end of fiscal 2019, etailz had a total of 6 incubated brands – Jump Off Joe, Brilliant Bee, Big Betty, Domestic Corner, Coy Beauty and Keto. In Retail as a Service, etailz’ business model is the same as that of a wholesale retailer.

Agency as a Service: In this model, etailz serves as an extension of a partner’s e-commerce team providing full service and managed services in the areas of inventory management, marketing management, creative, brand control, tax, compliance and other marketplace growth services. etailz charges a subscription fee and receives a percentage of the revenue generated.

Software as a Service: In this model, etailz provides partners access to software through its platform of proprietary technology to empower partners to self-manage their marketplace channel. etailz charges a subscription fee and receives a percentage of the transaction.

By offering a platform of software and services, etailz intends to diversify its risk and leverage its assets to capture more market share.

The “Agency as a Service” and “Software as a Service” models are collectively called “Subscriptions.”

Technology and Integrations
etailz’s marketplace growth platform of software and services is a one stop shop insights driven platform across the categories of brand protection, logistics, inventory management, pricing, digital marketing, creative, tax and compliance among others, all accessible through a centralized portal. The platform has been developed over a period of 12 years and over $800 million in revenue has been processed through the platform.

The platform uses an insight driven approach to digital marketplace retailing using proprietary software. Using data collected from marketplaces, optimal inventory thresholds and purchasing trends are calculated within its advanced inventory management software developed in-house. etailz also has proprietary software related to pricing, advertisement management, marketplace seller tracking and channel auditing.

Additionally, the platform can be extended to various software and service providers, thereby enabling a network of partner integrations. As of January 31, 2019, etailz had formed a strategic partnership with third party logistics provider, Deliverr and tax provider – TaxCloud. In 2020, etailz intends to expand this to companies: MyFBAPrep and VantageBP among others.

The platform lends itself to network effects. The more partners etailz has on its platform, the more data and insights it can collect. The more insights it gets, more products and services it can serve its partners and more marketplace integrations it can support. The more marketplace providers that can be integrated, the more partners etailz can acquire. This facilitates rapid scale.

Business Environment
Digital marketplaces allow consumers to shop from a variety of merchants in one place and have become an integral part of many brand manufacturers’ businesses.

In the US, total estimated e-commerce sales for 2020 are projected at $604 billion, an increase of 9% from 2019. e-commerce sales in 2019 accounted for 11% of total retail sales as compared to 10% of total retail sales for 2018. Top marketplaces in the US include Amazon.com (2.3 billion visits per month), eBay.com (600 million visits per month) and Walmart.com (450 million visits per month). In 2019, Amazon represented 47% of U.S. retail e-commerce sales. Amazon’s third-party business is growing faster than its first party business . As of 2019, the compound annual growth rate for Amazon’s third-party business was 52%, compared to 25% for its retail business.

There are several drivers of this growth including consumer preference for convenience, selection, personalization, opportunities, the ability to price compare, and delivery speed that are only found via e-commerce.

Globally, e-commerce sales are growing faster than physical store sales. According to global retail e-commerce statistics, e-commerce sales are projected to grow to $6.5 trillion, or 22% of total retail, by 2023 from $3.5 trillion in 2019, or 14.1 of total retail. At the end of 2019, China represented 54% of total global e-commerce sales, followed by the US at 16% and United Kingdom at 4%.

Globally, etailz sells on marketplaces in the United States (amazon.com, walmart.com, ebay.com, google.com, sears.com, jet.com, pricefalls.com, overstock.com, and wish.com ), the United Kingdom (amazon.uk), Germany (amazon.de) Canada (amazon.ca) and India (amazon.in). In 2020, etailz intends to expand its selling to marketplaces in Japan and Mexico.

Competition and Strategic Positioning
etailz operates in a category within e-commerce called “Marketplace Growth Software and Services”. Businesses in this category provide services to brands and other sellers to facilitate growth on marketplaces. The market is very fragmented, and most providers are focused on a few focus areas where sellers have support needs. Subcategories in this market include: Account and Marketing Services, Supply Chain and Logistics Providers, Manufacturers and Product Suppliers, Legal Services and Accounting, Tax and Financial Services. In the Account and Marketing Services subcategory, services are further divided into retail services, agency services and software services. This is analogous to etailz’s business models – Retail as a Service, Agency as a Service and Software as a Service.

etailz positions itself as a comprehensive and fully customizable platform of software and services tailored towards online marketplace growth. etailz’s core focus is on the Account and Marketing Services subcategory and competes in this subcategory with Software Providers, Agencies and Retailers.

Revenue Distribution
etailz’s primary source of revenue is through its “Retail as a Service” business, specifically as a third-party seller on the Amazon US marketplace (96% of net revenue in fiscal 2019). The remaining revenue is generated from other marketplaces including Amazon International, Walmart and eBay.

Approximately 66% of total etailz’s revenue in fiscal 2019 was generated by four major categories:  health & personal care; home/kitchen/grocery; tools/office/outdoor; and pets & sporting goods.

In October 2019, etailz put increased focus on its subscription business (“Agency as a Service” and “Software as a Service”). As of January 31, 2020, the total number of subscription partners was 31 generating less than 1% of net revenue in fiscal 2019. etailz expects continued growth in the subscription business in fiscal 2020.

Employees
As of February 1, 2020, etailz employed approximately 155 people, of whom approximately 148 were employed on a full-time basis. At the end of fiscal 2019, etailz had department heads in the areas of marketing, operations, sales, account management, human resources, accounting, FP&A, warehouse operations, compliance, and engineering.

Customer Acquisition
etailz acquires its partners through a combination of brand building, inbound digital marketing, and outbound sales, as well as using its proprietary data platform to identify brands that would be good strategic fits for its services. etailz utilizes content marketing to strengthen its visibility within the industry. etailz’s public relations efforts consist of press releases, articles in industry publications, and articles on its website to build its brand.

In addition, etailz regularly runs advertisements on popular ad platforms such as Google, Facebook, Twitter and LinkedIn to bring leads into its sales funnels.

Trademarks
The trademark etailz is registered with the U.S. Patent and Trademark Office and is owned by etailz. We believe that our rights to this trademark is adequately protected. We hold no material patents, licenses, franchises, or concessions; however, our established trademark is essential to maintaining our competitive position.

Available Information

The Company’s headquarters are located at 2818 N. Sullivan Road, Suite 130, Spokane Valley, WA 99216, and its telephone number is (855)-300-2710. The Company’s corporate website address is www.twec.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ Capital Market under the trading symbol “TWMC”.

Item 1A.	RISK FACTORS
The following is a discussion of certain factors, which could affect the financial results of the Company.

Risks Related to Our Business and Industry

If we cannot successfully implement our business strategy our growth and profitability could be adversely impacted.

Our future results will depend, among other things, on our success in implementing our business strategy.

During the third quarter of 2019, based on recurring losses from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company concluded that there was substantial doubt about the Company’s ability to continue as a going concern. As a response, the Company pursued several strategic initiatives towards its strategy of shifting its focus solely to the operation of etailz, improving profitability and meeting future liquidity needs and capital requirements.  The following initiatives were completed during the first quarter of 2020:

•	The sale of the For Your Entertainment (fye) business;

•	The establishment of a new secured $25 million revolving credit facility (the “New Credit Facility”) with Encina Business Credit, LLC (“Encina”);

•	The execution of a separate subordinated loan agreement for etailz, Inc. (the “Subordinated Loan”); and

•	The receipt by etailz, Inc. of loan proceeds pursuant to the Paycheck Protection Plan (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act.

Notwithstanding the foregoing, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition etailz as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.  As a result, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.   In addition, the proceeds from the PPP Loan are subject to audit and there is a risk of repayment.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business.
Our business, results of operations, and financial condition may be materially adversely impacted if a public health outbreak, including the recent COVID-19 pandemic, interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business.

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our New Credit Facility, balances of cash, cash equivalents and cash generated from operations.

In addition, the continuation of the COVID-19 pandemic and various governmental responses in the United States has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third-parties with whom we conduct business, due to illness or quarantines, among others. Our business was negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. The extent to which COVID-19 could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

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

Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy affects retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our products and services and adversely impact our results of operations. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit.

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
Our financial position may be affected by fluctuations in interest rates, as the New Credit Facility is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As we borrow against our credit facility, a significant increase in interest rates could have an adverse effect on our financial position and results of operations.

The Company is dependent upon access to capital, including bank credit facilities and short-term vendor financing, for its liquidity needs.
The Company must have sufficient sources of liquidity to fund its working capital requirements and indebtedness. Based on its recurring losses from operations, expectation of continuing operating losses, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.

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
A variety of factors has historically affected, and will continue to affect, our sales results and profit margins. These factors include general economic conditions; competition; actions taken by our competitors; consumer trends and preferences; access to third party marketplaces; and new product introductions and changes in our product mix.

There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on our business and results of operations.

The ability of the Company to satisfy its liabilities and to continue as a going concern will continue to be dependent on the implementation of several items, the success of which is not certain.
The Company has suffered recurring losses from operations and the Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, all of which are limited. Therefore, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on, among other things, improved profitability, the continued implementation of the strategic initiative to reposition etailz as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. As a result, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.

A change in one or more of the Company’s partners’ policies or the Company’s relationship with those partners could adversely affect the Company’s results of operations.
The Company is dependent on its partners to supply merchandise in a timely and efficient manner. If a partner fails to deliver on its commitments, whether due to financial difficulties or other reasons, the Company could experience merchandise shortages that could lead to lost sales.

Historically, the etailz segment has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. No individual partner exceeded 10% of etailz purchases in fiscal 2019.

etailz revenue is dependent upon maintaining etailz’s relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.
etailz generates substantially all of its revenue through the Amazon Marketplace. Therefore, we depend in large part on our relationship with Amazon for the growth of the etailz segment. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect the continued growth of our etailz segment and our financial condition and results of operations.

Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.
The Company is a party to contracts, transactions and business relationships with various third parties, including partners, vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Economic, industry and market conditions, including as a result of the COVID-19 pandemic, could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. The Company is not currently able to accurately determine the extent and scope of the impact of the COVID-19 pandemic on such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

Breach of data security could harm our business and standing with our customers.
The protection of our partner, employee and business data is critical to us. Our business, like that of most companies, involves confidential information about our employees, our suppliers and our Company. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means, including deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect. We have implemented and regularly review and update our control systems, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. Any security breach involving the misappropriation, loss or other unauthorized disclosure of customer payment card or personal information or employee personal or confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations, harm our business and have an adverse impact upon our net sales and profitability. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Further, if we are unable to comply with the security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results.
Our trademark, trade secrets and other intellectual property, including proprietary software, are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, cause product delays, require us to enter into royalty or licensing agreements or result in our loss of ownership or use of the intellectual property.

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

In addition to our executive officers, the Company’s business is dependent on our ability to attract, train and retain qualified team members. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, health care costs and changing demographics. If we are unable to attract and retain adequate numbers of qualified team members, our operations and support functions could suffer. Those factors, together with increased wage and benefit costs, could adversely affect our results of operations.

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

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the NASDAQ Capital Market, as well as applicable employment laws. Additional legal and regulatory requirements increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

We may face difficulties in meeting our labor needs to effectively operate our business.
We are heavily dependent upon our labor workforce. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We also face other risks in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, and increased costs associated with complying with regulations relating to COVID-19. Changes in any of these factors, including a shortage of available workforce, could interfere with our ability to adequately service our customers and could result in increasing labor costs.

Our business could be adversely affected by increased labor costs, including costs related to an increase in minimum wage and health care.
Labor is one of the primary components in the cost of operating our business.  Increased labor costs, whether due to competition, unionization, increased minimum wage, state unemployment rates, health care, or other employee benefits costs may adversely impact our operating expenses.  Additionally, there is no assurance that future health care legislation will not adversely impact our results or operations.

Litigation may adversely affect our business, financial condition and results of operations.
Our business is subject to the risk of litigation by employees, consumers, partners, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. We may incur losses relating to these claims, and in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims that could adversely affect our results of operations. For a description of current legal proceedings, see “Part I, Item 3, Legal Proceedings.”

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

During fiscal 2019, as a result of triggering events, the Company performed impairment tests on the  fixed assets and operating lease right-of-use assets of the fye segment and concluded that both were fully impaired.  The Company recorded impairment losses of approximately $23.2 million for fixed assets and operating lease right-of-use assets of the fye segment.

During fiscal 2019, the Company fully impaired its vendor relationships and the Company recognized an impairment loss of $0.8 million.

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
Natural disasters, including earthquakes, hurricanes, floods, and tornadoes may affect store and distribution center operations. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as flu or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse effect of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

The terms of our asset-based revolving credit agreement impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions, which could have a significant adverse impact on our business.  Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.
On February 20, 2020, etailz entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina, as administrative agent, under which the lenders committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “New Credit Facility”).

Among other things, the Loan Agreement limits etailz’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.  The Loan Agreement also requires etailz to comply with a financial maintenance covenant.

The Loan Agreement contains customary events (including our Subordinated Debt) of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the borrowers and guarantors under the New Credit Facility taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the New Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements, including our Subordinated Debt.

As of February 1, 2020, the Company had borrowings of $13.1 million under its previous credit facility with Wells Fargo. On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility.

Risks Related to Ownership of Our Common Stock.

The ownership of our Common Stock is extremely concentrated, and entities affiliated with members of our Board of Directors have significant influence and control over the outcome of any vote of the Company’s Shareholders and may have competing interests.
The Robert J. Higgins TWMC Trust (the “Trust”) owns approximately 39.1 % of the outstanding Common Stock and Neil Subin owns approximately 16.5% of the outstanding Common Stock, and as a result can control the outcome of most actions requiring shareholder approval.  In addition, entities affiliated with each of the Trust and Mr. Subin, as well as one of our directors, Mr. Simpson, and certain of his affiliated entities, entered into a voting agreement (as described in “Related Party Transactions”) and agreed to how their respective shares of the Company’s Common Stock held by the parties (which total approximately 60% ) will be voted with respect to (i) amending the Articles of Incorporation of the Company to set the size of the Board of Directors of the Company at three directors, (ii) the designation, election, removal, and replacement of members of the Board and (iii) how shares of the Company’s capital stock held by the parties to the voting agreement will be voted on a Sale of the Company (as defined in the voting agreement) with respect to which there is a shareholder vote or some other action to take place during the ninety (90) days immediately following the date of the voting agreement.  Pursuant to the voting agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights. Entities affiliated with the Trust and Messrs. Marcus and Simpson are also lenders under our subordinated loan and security agreement, have received warrants to purchase shares of the Company’s Common Stock and received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds received by the Company in respect of certain intercompany indebtedness owing to it by etailz and/or its equity interest in etailz, each as described in “Related Party Transactions”.  As a result, there may be instances in which the interest of Mr. Reickert, the Trust and its affiliated entities, Messrs. Marcus and Subin and their respective affiliated entities, and Mr. Simpson and his affiliated entities may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company.

The Company’s stock price has experienced and could continue to experience volatility and could decline, resulting in a substantial loss on your investment.
Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations and public perception of the prospects for the industries in which we operate and the value of our assets. As a result of the FYE Transaction, we are reliant on the performance of etailz, and a failure to meet market expectations, particularly with respect to net revenues, operating margins and earnings per share, would likely result in a further decline in the market price of our stock.

If we do not meet the continued listing standards of the NASDAQ, our Common Stock could be delisted from trading, which could limit investors’ ability to make transactions in our Common Stock and subject us to additional trading restrictions.
Our common stock is listed on NASDAQ, which imposes continued listing requirements with respect to listed shares. On August 15, 2019, the Company effected a reverse stock split of its outstanding shares of Common Stock at a ratio of one-for-twenty pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of New York. The reverse stock split was reflected on NASDAQ beginning with the opening of trading on August 15, 2019. The primary purpose of the reverse stock split, which was approved by the Company’s shareholders at the Company’s Annual Stockholders Meeting on June 27, 2019, was to enable the Company to comply with the $1.00 minimum bid price requirement for continued listing on NASDAQ. There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or that we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to maintain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements in the future and NASDAQ determines to delist our Common Stock, the delisting could adversely affect the market price and liquidity of our Common Stock and reduce our ability to raise additional capital.

The limited public float and trading volume for our Common Stock may have an adverse impact and cause significant fluctuation of market price.
Historically, ownership of a significant portion of our outstanding shares of Common Stock has been concentrated in a small number of stockholders. Consequently, our Common Stock has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our Common Stock in the public market by those larger stockholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a shareholder to liquidate.

The Company intends to continue to undertake one or more corporate initiatives to reduce costs which may include deregistering the Company’s Common Stock under the Exchange Act.
Given the Company’s liquidity position, the Company intends to continue to undertake one or more corporate initiatives to reduce costs going forward. We currently incur significant expenses in connection with complying with public company reporting requirements and, as a listed company, we have an obligation to continue to comply with the applicable reporting requirements. As part of its consideration of all available strategic alternatives for the Company, the Board will consider whether, and may conclude that, deregistering our Common Stock, and therefore eliminating the significant expenses associated with complying with public company reporting requirements, is in the best interests of our shareholders. If the Company determines to deregister its Common Stock, following such deregistration, we would no longer be a reporting company and we would cease to file annual, quarterly, current, and other reports and documents with the Securities and Exchange Commission as soon as we are permitted to do so under applicable laws, rules and regulations. In such event, our shareholders would have significantly less information about the Company and our business, operations, and financial performance than they have currently. Additionally, termination of our obligation to publicly disclose financial and other information about the Company following the deregistration of our Common Stock under the Exchange Act would make it more difficult (or even impossible) for shareholders to sell shares of Common Stock held by them. Trading in our Common Stock would only occur, if at all, in privately negotiated sales and potentially on an OTC market, if one or more brokers chooses to make a market for our Common Stock on any such market and complies with applicable regulatory requirements. There could be no assurances regarding any such private trading or OTC market trading.

Item 1B.	UNRESOLVED SEC COMMENTS
None.

Item 2.	PROPERTIES

Retail Stores

As of February 1, 2020, the fye segment leased and operated 200 stores. The majority of the leases provide for the payment of fixed monthly rent and expenses for maintenance, property taxes and insurance, while others provide for the payment of monthly rent based on a percentage of sales.  Certain leases provide for additional rent based on store sales in excess of specified levels. The following table lists the leases due to expire in each of the fiscal years shown as of the fiscal year-end, assuming any renewal options are not exercised:

Year	No. of Leases	Year	No. of Leases

2020	164	2023	3

2021	27	2024	2

2022	3	2025 and beyond	1

On February 20, 2020, as part of the FYE Transaction, Sunrise Records assumed the obligation under the leases for all stores, Albany, NY offices and distribution center.

Corporate Offices and Distribution Center Facilities

As of February 1, 2020, we leased the following office and distribution facilities:

Location	Square Footage	Owned or Leased	Use
fye
Albany, NY	39,800	Leased	Office administration
Albany, NY	141,500	Leased	Distribution center

etailz
Spokane, WA	30,700	Leased	Office administration
Spokane, WA	32,000	Leased	Distribution center

On February 20, 2020, as part of the FYE Transaction, Sunrise Records assumed the obligation under the leases for all stores, Albany, NY offices and distribution center.

The Spokane, WA distribution center supports the distribution to outside distribution facilities for sale on third-party marketplaces for etailz.

Item 3.	LEGAL PROCEEDINGS

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

Store Manager Class Actions
There are two pending class actions.  The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”).  The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide.  It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers (“SAMs”) nationwide, and that both SMs and SAMs worked “off-the-clock.”  It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs.  The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”).  The Roper Action also asserts a nationwide misclassification claim on behalf of SMs.  Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

The Company has reached a preliminary settlement with the plaintiffs for both store manager class actions.  The Company reserved $425,000 for the settlement as of February 2, 2020.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “TWMC.”  As of May 29, 2020, there were 225 shareholders of record.  The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 4, 2018 through May 29, 2020.

	Closing Sales Prices

	High	Low
2018
1st Quarter	$36.00	$20.00
2nd Quarter	$27.00	$17.00
3rd Quarter	$22.80	$13.00
4th Quarter	$25.80	$11.40

2019
1st Quarter	$12.48	$5.77
2nd Quarter	$8.01	$5.00
3[d] Quarter	$6.08	$2.74
4th Quarter	$6.98	$1.92

2020
1st Quarter	$5.35	$2.39
2nd Quarter (through May 29, 2020)	$5.14	$3.62

On May 29, 2020, the last trading date in May the reported sale price on the Common Stock on the NASDAQ Capital Market was $4.80. On August 15, 2019, the Company completed a 1-for-20 reverse stock split of outstanding Common Stock. All closing prices have been adjusted to reflect the reverse stock split.

Dividend Policy: The Company did not pay cash dividends in fiscal 2019 and fiscal 2018.  The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed.

Issuer Purchases of Equity Securities during the Quarter Ended February 1, 2020
During the three-month period ended February 1, 2020, the Company did not repurchase any shares under the share repurchase program.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not required under the requirements of a Smaller Reporting Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that the Company’s management believes necessary to achieve an understanding of its financial condition and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment for the Company’s products and services; general economic factors in markets where the Company’s products and services are sold; and other factors including, but not limited to: cost of goods, consumer disposable income, consumer debt levels and buying patterns, consumer credit availability, interest rates, customer preferences, unemployment, labor costs, inflation, fuel and energy prices, weather patterns, climate change, catastrophic events, competitive pressures and insurance costs discussed in the Company’s filings with the Securities and Exchange Commission.

FYE Transaction

On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of Sunrise Records pursuant to an Asset Purchase Agreement dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records.

Following the FYE Transaction, etailz is the Company’s only operating segment. However, all of our financial information for fiscal 2019 includes the fye segment.  For pro forma information, see Note 13 of the Notes to the Consolidated Financial Statements.

Impact of COVID-19

To date, as a direct result of COVID-19, most of our employees are working remotely. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets, which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

In response to the rapidly evolving COVID-19 pandemic, we activated our business continuity program, led by our Executive Team in conjunction with Human Resources, to help us manage the situation. In mid-March, we transitioned our corporate office staff to work 100% remotely. This process was aided through the implementation of a flexible work from home policy rolled out to the organization in fiscal 2019, having a companywide communication platform for instant messaging and video conferencing, and cloud-based critical business applications. However, while our business is not dependent on physical office locations nor travel, having a 100% remote workforce does present increased operational risk. Our leadership team believes we have the necessary controls in place to mitigate these impacts and allow the team to continue to operate effectively remotely as long as required by State guidelines.

While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, the industry nor our organization has been immune to the impact to our supply chains. For instance, in March, Amazon reduced replenishment in their fulfillment centers to essential items which limited a significant percentage of  SKUs carried by etailz and a number of etailz’ partners shut their warehouses or suffered limited processing capacity due to COVID-19. While Amazon has since lifted restrictions and the leadership team executed contingency plans to mitigate the adverse impact from these restrictions, this highlights the fluid nature of COVID-19 across supply chains.

Additionally, since the beginning of the pandemic, tens of millions of Americans have lost their jobs, significantly increasing the risk of near-term economic contraction in the United States that may affect e-commerce sales. The risk of a second wave or increased numbers of positive COVID-19 cases also presents further risk to supply chains. Leadership is actively monitoring the situation and potential impacts on its financial condition, liquidity, operations and workforce but the full extent of the impact is still highly uncertain.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Sales and Comparable Store Net Sales: The etailz segment measures total year over year sales growth. etailz measures its sales performance through several key performance indicators including: number of partners and active product listings and sales per listing.

The fye segment measures the rate of comparable store net sales change.   A store is included in comparable store net sales calculations at the beginning of its thirteenth full month of operation.   Stores relocated, expanded or downsized are excluded from comparable store sales if the change in square footage is greater than 20% until the thirteenth full month following relocation, expansion or downsizing.  Closed stores that were open for at least thirteen months are included in comparable store sales through the month immediately preceding the month of closing.  The fye segment further analyzes net sales by product category

Cost of Sales and Gross Profit:  Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, vendor discounts and allowances, shrinkage, obsolescence and distribution costs.  Distribution expenses include those costs associated with receiving, inspecting & warehousing merchandise, Amazon fulfillment fees, and costs associated with product returns to vendors.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, occupancy charges, general operating and overhead expenses and depreciation charges.  SG&A expenses also include fixed assets write-offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios:  The Company views cash, merchandise inventory, accounts payable leverage, and working capital as key indicators of its financial position.  See “Liquidity and Capital Resources” for further discussion of these items.

Fiscal Year Ended February 1, 2020 (“fiscal 2019”)
Compared to Fiscal Year Ended February 2, 2019 (“fiscal 2018”)

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31.  Fiscal 2019 and fiscal 2018 ended February 1, 2020 and February 2, 2019, respectively.    Both fiscal 2019 and fiscal 2018 had 52 weeks.

Segment Highlights:

(amounts in thousands)	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019
Total Revenue
etailz	$133,216	$186,900
fye	192,719	231,290
Total Company	$325,935	$418,190

Gross Profit
etailz	$30,393	$38,815
fye	65,706	89,259
Total Company	$96,099	$128,074

Loss From Operations
etailz	$(6,405)	$(72,351)
fye	(50,770)	(24,455)
Total Company	$(57,175)	$(96,806)

Reconciliation of etailz Loss From Operations to etailz Adjusted Loss From Operations
etailz Loss From Operations	$(6,405)	$(72,351)
Acquisition related intangible amortization expenses	1,143	3,890
Acquisition related compensation expenses	66	3,821
Asset impairment charges	765	57,712
etailz Adjusted Loss From Operations (1)	$(4,431)	$(6,928)

(1)
In addition to the results of operations determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we reported non-GAAP etailz adjusted operating loss as shown above. The Company believes that adjusted loss from operations as per the segment disclosure, when considered together with its GAAP financial results, provides management and investors with a more complete understanding of its business operating results, including underlying trends, by excluding the effects of certain charges. This measure is not a recognized measure of financial performance under GAAP, and should not be considered as a substitute for operating earnings (losses), net earnings (loss) from continuing operations or cash flows from operating activities, as determined in accordance with GAAP.

Total Revenue.  The following table sets forth a year-over-year comparison of the Company’s total revenue:

			2019 vs. 2018
	2019	2018	$	%
(amounts in thousands)
etailz net sales	$133,216	$186,900	$(53,684)	(28.7%)
fye net sales	188,777	226,097	(37,320)	(16.5%)
Other revenue (1)	3,942	5,193	(1,251)	(24.1%)
Total revenue	$325,935	$418,190	$(92,255)	(22.1%)

1.	Other revenue is comprised of third-party commission income and management fees related to the fye segment.

Total revenue decreased 22.1% to $325.9 million compared to $418.2 million in fiscal 2018.

etailz Segment
etailz recorded sales of $133.2 million for fiscal 2019 compared to $186.9 million for fiscal 2018, a decline of 28.7%.  etailz net sales were impacted by the partner rationalization and remediation strategic initiative. Rationalization and remediation activities included terminating unprofitable partners and improving partner relationships through negotiations focused on improvements to gross margins and supply chain efficiencies. As a result of the initiative, etailz deactivated 1,060 partners.  The average number of partners during fiscal 2019 was 1,177. The average number of active listings during 2019 were 12,838 as compared to 20,655 during 2018.  Sales per listing increased 21% to $191 during 2019 as compared to $158 during 2018.

etailz generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

fye Segment
The 16.5% net sales decline from the prior year is primarily due to a 13.8% decline in average stores in operation and a 4.7% decline in comparable store net sales.

Net fye sales by merchandise category for fiscal 2019 and fiscal 2018 were as follows:

( dollar amounts in thousands)	2019 Net Sales	% Total	2018 Net Sales	% Total	Total $ Net Sales Change	Total % Net Sales Change	Comparable Store % Net Sales Change

Trend/Lifestyle	$85,901	45.5%	$93,830	41.5%	$(7,929)	(8.5%)	6.6%
Video	45,957	24.3%	62,403	27.6%	(16,446)	(26.4%)	(17.8%)
Music	31,630	16.8%	39,793	17.6%	(8,163)	(20.5%)	(9.2%)
Electronics	25,289	13.4%	30,071	13.3%	(4,782)	(15.9%)	(12.6%)
Total	$188,777	100.0%	$226,097	100.0%	$(37,320)	(16.5%)	(4.7%)

Trend/lifestyle
fye stores offer a selection of trend/lifestyle products that primarily relate to theatrical releases, music, and gaming.  The trend/lifestyle category increased 6.6% on a comparable store sales basis in fiscal 2019 and represented 45.5% of the Company’s total net sales in fiscal 2019 versus 41.5% in fiscal 2018. The Company grew sales in this category by strengthening its assortment of consumables and collectables, as well as by improving the product presentation and value proposition.

Video
fye stores offer a wide range of new and used DVDs, Blu-rays, and 4Ks in all of its stores.  Total net sales for the video category declined 17.8% on a comparable store sales basis in fiscal 2018.  Video sales were negatively impacted by industry wide declines in physical video due to digital options.

Music
fye stores offer a wide range of new and used CDs, music DVDs and vinyl across most music genres, including new releases from current artists as well as an extensive catalog of music from past periods and artists.  Total net sales in the music category declined 9.2% on a comparable store sale basis in fiscal 2019.

Electronics
fye stores offer a selection of complementary portable electronics and accessories to support our entertainment products.  The electronics category decreased 12.6% on a comparable store sales basis.

Gross Profit.   The following table sets forth a year-over-year comparison of the Company’s gross profit:

(amounts in thousands)	2019	2018	$	%
etailz gross profit	$30,393	$38,815	$(8,422)	(21.7%)
fye gross profit	65,706	89,259	(23,553)	(26.4%)
Total gross profit	$96,099	$128,074	$(31,975)	(25.0%)

etailz gross profit as a % of etailz revenue	22.8%	20.8%
fye gross profit as a % of fye revenue	34.1%	38.6%
Total gross profit as a % of total revenue	29.5%	30.6%

Gross profit decreased 25.0% to $96.1 million compared to $128.1 million in fiscal 2018 due lower gross profit as a percentage of sales for fye.

etailz Segment
etailz gross profit as a percentage of revenue was 22.8% in fiscal 2019 as compared to 20.8% in fiscal 2018. The increase in the gross profit rate was primarily due the rationalization and remediation activities including terminating unprofitable vendors and improving vendor relationships through negotiations focused on improvements to gross margins and supply chain efficiencies.

fye Segment
Gross profit as a percentage of sales was 34.1% in fiscal 2019 as compared to 38.6% in fiscal 2018.  The decline in the gross profit rate was primarily due to the write-down of inventory to the fair value based on the FYE Transaction.

Selling, General and Administrative Expenses.
The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

	2019	2018	$	%

etailz SG&A before depreciation and amortization	33,734	48,965	(15,231)	-31.1%
As a % of total etailz revenue	18.0%	28.1%		-10.0%

fye SG&A before depreciation and amortization	$84,094	$107,141	$(23,047)	-21.5%
As a % of total fye revenue	58.9%	46.3%		12.6%

Depreciation and amortization(1)	11,463	9,116	2,347	25.7%

Total SG&A	$129,291	$165,222	$(35,931)	-21.7%

As a % of total revenue	39.7%	37.3%

(1) During fiscal 2019, the Company recorded $7.0 million of amortization of right-of-use-assets upon the adoption of ASC 842.

etailz Segment
etailz SG&A, excluding depreciation and amortization, expenses decreased $15.2 million, or 31.1%, primarily due to a 30% reduction in force implemented during the fourth quarter of fiscal 2018 and lower commissions due to lower sales.  Additional reductions implemented included expenses related to technology, hardware, and employee benefits.

fye Segment
SG&A, excluding depreciation and amortization, decreased $23.0 million, or 21.5%, primarily due to lower expenses from fewer stores in operation.   The increase in the rate as a percentage of fye revenue was primarily due to the comparable sales decline and increased corporate home office expenses to support strategic growth initiatives.

Depreciation and amortization expense. Consolidated depreciation and amortization expense increased $2.3 million primarily due to amortization of right to use assets partially offset by the impairment charges recorded during the fourth quarter of fiscal 2018, as well as further impairment recorded during the third quarter of 2019, which reduced the net carrying value of the long-lived assets.

Asset Impairment Charges

etailz Segment
During fiscal 2019, the Company fully impaired its vendor relationships and the Company recognized an impairment loss of $0.8 million.

During fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment driven by lower than expected operating results culminating in the fourth quarter of fiscal 2018 that a triggering event had occurred, and pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) , Property, Plant, and Equipment, an evaluation of the etailz fixed assets and intangible assets for impairment was required.  Fixed assets related to internally developed technology at etailz were written down to their estimated fair values at the end of fiscal 2018, resulting in the recognition of asset impairment charges of $2.1 million. Intangible assets related to technology and vendor relationships were written down to their estimated fair values at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $16.4 million.

During fiscal 2018, as a result of the annual impairment review pursuant to FASB ASC 350, Intangibles—Goodwill and Other, the Company performed its impairment test over goodwill.  Based on the Company’s annual impairment test, it was determined that the goodwill balance was fully impaired, and the Company recognized an impairment loss of $39.2 million.

fye Segment
During fiscal 2019 and fiscal 2018, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected sales, that triggering events had occurred in each respective fiscal year, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the fye fixed assets for impairment was required.  Fixed assets and operating lease right-of-use assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist, were written down to their estimated fair values as of the end of fiscal 2019 and fiscal 2018, resulting in the recording of asset impairment charges of $23.2 million and $1.9 million, respectively. Based on the fair value as determined attributable to the fixed assets and operating lease right-of-use assets in contemplation of the sale of the fye segment, it was determined that the fixed assets and operating right-of-use assets were fully impaired.

Interest Expense.   Interest expense in fiscal 2019 was $0.9 million, compared to $0.7 million in fiscal 2018.

Other Loss (Income).  Other loss was $0.4 million in fiscal 2019 compared to income of $0.2 million in fiscal 2018.

Income Tax Expense.    The following table sets forth a year-over-year comparison of the Company’s income tax expense:

(amounts in thousands)			2019 vs. 2018
	2019	2018	$

Income tax expense	$321	$80	$241

Effective tax rate	(0.5%)	(0.1%)

The fiscal 2019 and fiscal 2018 income tax expense includes state taxes and the accrual of interest on the reserve for uncertain tax positions.

Net Loss.   The following table sets forth a year-over-year comparison of the Company’s net loss:

(amounts in thousands)			2019 vs. 2018
	2019	2018	$

Net loss	$(58,744)	$(97,382)	$38,638

Net loss as a percentage of total revenue	(18.0%)	(23.3%)

Net loss was $58.7 million for fiscal 2019, compared to $97.4 million for fiscal 2018. Included in the results for fiscal 2019 and fiscal 2018 are non-cash impairment charges of $24.0 million and $59.7 million, respectively, as a result of recording impairment against certain fixed assets and right to use assets in the fye segment and impairment against fixed assets, intangible assets, and goodwill in the etailz segment.  The decrease in net loss was primarily due to a decrease in asset impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:
The consolidated financial statements for the year ended February 1, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition etailz as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.
The audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $58.7 million and $97.4 million for the fiscal 2019 and fiscal 2018, respectively, and has an accumulated deficit of $109.0 million at February 1, 2020.  In addition, net cash used in operating activities during fiscal 2019 was $15.8 million. Net cash used in operating activities during fiscal 2018 was $25.5 million.

During the third quarter of fiscal 2019, based on recurring losses from operations, the expectation of continuing operating losses, and uncertainty with respect to any available future funding, the Company concluded that there was substantial doubt about the Company’s ability to continue as a going concern. As a response, the Company pursued several strategic initiatives towards its strategy of shifting its focus solely to the operation of etailz, improving profitability and meeting future liquidity needs and capital requirements.  These following initiatives were completed during the first quarter of fiscal 2020 include:

•	The sale of the For Your Entertainment (fye) business;
•	The establishment of a new secured $25 million revolving credit facility with Encina:
•	The execution of a separate subordinated loan agreement for etailz, Inc. (the “Subordinated Loan”); and
•
The receipt by etailz, Inc. of loan proceeds pursuant to the Paycheck Protection Plan under the Coronavirus Aid, Relief, and Economic Security Act. For additional details, see Note 1 of the Notes to the Consolidated Financial Statements.

Notwithstanding the foregoing, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition etailz as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.  As a result, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.   In addition, the proceeds from the PPP Loan are subject to audit and there is a risk of repayment.

The Company’s primary sources of liquidity are its borrowing capacity under its New Credit Facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate etailz, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

In addition to the aforementioned current sources of existing working capital, the Company is continuing its efforts to generate additional sales and increase margins. There can be no assurance that any of the initiatives or strategic alternatives will be implemented, successful or consummated.

The following table sets forth a two-year summary of key components of cash flow and working capital:

(amounts in thousands)		2019	2018	2019 vs. 2018
Operating Cash Flows		$(15,827)	$(25,518)	$9,691
Investing Cash Flows		(2,696)	(2,342)	(354)
Financing Cash Flows		13,149	(1,420)	14,569

Capital Expenditures		(2,823)	(3,689)	866

End of Period Balances:
Cash, Cash Equivalents, and Restricted Cash	(1)	8,852	14,226	(5,374)
Merchandise Inventory		67,958	94,842	(26,884)
Working Capital		22,126	65,947	(43,821)

(1)	Cash and cash equivalents per Consolidated Balance Sheets	$2,977	$4,355
	Add: Restricted cash	5,875	9,871
	Cash, cash equivalents, and restricted cash	$8,852	$14,226

During fiscal 2019, cash used in operations was $15.8 million compared to $25.5 million in fiscal 2018.  During 2019, cash used in operations consisted primarily of a net loss of $58.7 million offset by non-cash charges, including the $24.0 million impairment of long lived-assets, the $12.7 inventory net realizable adjustment and $11.5 million in depreciation and amortization and changes in operating assets and liabilities of $6.5 million.  During fiscal 2018, cashed used in operations consisted primarily of a net loss of $97.4 million offset by the non-cash charges, including $59.7 million impairment of long-lived assets and $9.1 million in depreciation and amortization and changes in operating assets and liabilities of $0.2 million.  See the Consolidated Statement of Cash Flows for further detail.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), and accounts payable leverage (accounts payable divided by merchandise inventory).   Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise.  For the etailz segment, inventory turnover in fiscal 2019 and in fiscal 2018 was 5.0 and 5.2, respectively.  Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors.  The percentage is important in determining the Company’s ability to fund its business.  Accounts payable leverage on inventory for the etailz segment was 32.7% as of February 1, 2020 compared with 22.7% as of February 2, 2019.

Cash used in investing activities was $2.7 million in fiscal 2019, compared to cash flows used in investing activities of $2.3 million in fiscal 2018.  During fiscal 2019, cash used in operating investing activities primarily consisted of capital expenditures. During fiscal 2018, cash used in investing activities consisted of $1.4 million in capital distributions received from the joint venture, more than offset by $3.7 million in capital expenditures.

The Company has historically financed its capital expenditures through borrowings under its revolving credit facility and cash flow from operations.  The Company anticipates capital spending of approximately $1.5 million in fiscal 2020.

Cash provided by financing activities was $13.1 million in fiscal 2019, compared to cash used in financing activities of $1.4 million in fiscal 2018.  In fiscal 2019, cash provided by financing activities consisted of net proceeds from short term borrowings. In fiscal 2018, cash used in financing activities was primarily comprised of a $1.5 million payment paid to the etailz shareholders in connection with the share purchase agreement signed during the acquisition of etailz during fiscal 2016.

Off-Balance Sheet Arrangements.  The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Related Party Transactions.
Prior to the consummation of the FYE Transaction, the Company leased its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder.  The distribution center/office lease commenced on January 1, 2016 and expires on December 31, 2020.

Under the lease accounted for as an operating lease, the Company paid $1.2 million in both fiscal 2019 and fiscal 2018, which were included in selling, general and administrative expenses in the Statement of Operations.   As of February 1, 2020, the Company owed $1.1 million on the operating lease liability, which is included in the current portion of operating lease liabilities on the Balance Sheet. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

On February 20, 2020, as part of the FYE Transaction, the Company assigned the rights and obligations of the lease to Sunrise Records.

Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement, pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to etailz with a scheduled maturity date of May 22, 2023, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and etailz;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by etailz and/or its equity interest in etailz; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to (i) amending the Articles of Incorporation of the Company to set the size of the Board of Directors of the Company at three directors, (ii) the designation, election, removal, and replacement of members of the Board and (iii) how shares of the Company’s capital stock held by the parties to the Voting Agreement will be voted on a Sale of the Company (as defined in the Voting Agreement) with respect to which there is a shareholder vote or some other action to take place during the ninety (90) days immediately following the date of the Voting Agreement. Pursuant to the Voting Agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights.

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

Merchandise Inventory and Return Costs. Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. In the current year, the Company recorded a $12.7 million inventory adjustment to net realizable value based on the sale of its fye business after the balance street date. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to net realizable value, if net realizable value is lower than cost.  Inherent in the entertainment products industry is the risk of obsolete inventory.  Typically, newer media releases generate a higher product demand.  Some media vendors offer credits to reduce the cost of products that are selling more slowly, thus allowing for a reduction in the selling price and reducing the possibility for items to become obsolete.  For all merchandise categories, the Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions. The provision for inventory shrink is estimated as a percentage of sales for the period from the last date a physical inventory was performed to the end of the fiscal year.  Such estimates are based on historical results and trends and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores and the distribution center throughout the year and inventory records are adjusted accordingly.

The Company is generally entitled to return merchandise purchased from major music and video vendors for credit against other purchases from these vendors.   Certain vendors reduce the credit with a per unit merchandise return charge which varies depending on the type of merchandise being returned.  Certain other vendors charge a handling fee based on units returned.  The Company records merchandise return charges in cost of sales. The Company incurred merchandise return charges of $0.1 million and $0.4 million in fiscal 2019 and fiscal 2018, respectively.

Shrink expense, including obsolescence was $2.5 million and $3.4 million in fiscal 2019 and fiscal 2018, respectively.  As a rate to net sales, this equaled 0.8% for fiscal 2019 and 2018.

Long-Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs.  For the purpose of the asset impairment test, the fye segment has two asset groupings – corporate and store level assets. For the purposes of the asset impairment test, the etailz segment has one asset grouping, which is the same as the etailz segment.

During fiscal 2019 and fiscal 2018, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected sales that triggering events had occurred in each respective fiscal year, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the fye fixed assets for impairment was required.  Fixed assets and operating lease right-of-use assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2019 and fiscal 2018, resulting in the recording of asset impairment charges of $23.2 million and $1.9 million, respectively. Based on the fair value as determined attributable to the fixed assets and operating lease right-of-use assets in contemplation of the fye segment, it was determined that as of the end of fiscal 2019, the fixed assets and operating lease right-of-use assets were fully impaired.

During fiscal 2019 and fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the etailz fixed assets and intangible assets for impairment was required.  For fiscal 2019, intangible assets related to vendor relationships were fully impaired resulting in the recognition of asset impairment charges of $0.8 million. For fiscal 2018, fixed assets related to internally developed technology at etailz were written down to their estimated fair values resulting in the recognition of asset impairment charges of $2.1 million and  intangible assets related to technology and vendor relationships were written down to their estimated fair values resulting in the recognition of asset impairment charges of $16.4 million.

Recently Issued Accounting Pronouncements.

The information set forth above may be found under Notes to Consolidated Statements, Note 2.

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

Management’s Report on Internal Control Over Financial Reporting:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 1, 2020.

Changes in Controls and Procedures: As of February 1, 2020, there have been no changes in the Company’s internal controls over financial reporting that occurred during fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.	OTHER INFORMATION

No events have occurred which would require disclosure under this Item 9B.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The biographies of each of the member of our Board of Directors (the “Board”) contain applicable information regarding the person’s service as a director, business and other professional experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director for the Company. The Company believes that the backgrounds and qualifications of its directors, considered as a group, should provide the Company and the Board with diverse business and professional capabilities, along with the experience, knowledge and other abilities that will allow the Board to fulfill its responsibilities. See “Related Party Transactions” for additional information regarding certain relationships between our directors and the Company.

Jonathan Marcus, has been the Chief Executive Officer of Alimco Financial Corporation since March 2019. Prior to March 2019, Mr. Marcus was a managing member and co-founder of Broadbill Partners, L.P., a fund focused on special situations and distressed securities.  Prior to Broadbill’s inception in 2011, he was the chief investment officer of Cypress Management, L.P., the predecessor fund to Broadbill, which he founded in 1995 to specialize in investing in distressed securities.  Jon’s career also includes extensive investment banking and financial advisory work at Prudential-Bache Securities and Credit Suisse First Boston, with a substantial focus advising financially troubled companies or their creditors.  Jon currently serves on the boards of directors of Alimco and Anacomp, Inc.

W. Michael Reickert, has been the managing member of Independent Family Office, LLC since 2005. Prior to founding Independent Family Office in 2005, Mr. Reickert was employed by The Ayco Company, LP. From 1986 to 2004 in various positions, including Executive Vice President. Mr. Reickert provides the Board with financial and investment expertise. Mr. Reickert is a trustee of the Robert J. Higgins TWMC Trust, which is our largest shareholder, and is also trustee of various other trusts.

Tom Simpson, has been the Chief Executive Officer of Ignite Northwest since July 2019.  Prior to Ignite, Mr. Simpson was self-employed as Principal of Northwest Venture Associates.  Previously, he was Co-Founder and Executive Chairman of etailz prior to being acquired by the Company in 2016. Mr. Simpson provides the Board with over 35 years of experience as an investment banker, venture capitalist, angel investor and entrepreneur, including his role as founder of etailz. In addition to his role with Ignite, he is President of the Spokane Angel Alliance, Managing Member of Kick-Start angel investment funds and currently serves on the boards of Medcurity, Oddjobbers, Reenue, Spiceology, Sportscope and Vaagen Timbers.

Information About Our Executive Officers

The Company’s executive officers are identified below:

Kunal Chopra has been the Principal Executive Officer of the Company since March 2020 and Chief Executive Officer of etailz since September 2019. Prior to joining etailz, Mr. Chopra was General Manager – Worldwide Learning for Microsoft from April 2018.  From August 2016 through April 2018, Mr. Chopra served as General Manager – Amazon Fashion.  Prior to joining Amazon, Mr. Chopra served as Chief Operating Officer of Unikrn from March 2015 through August 2016.

Edwin Sapienza has been Chief Financial Officer of the Company since October 2018. Prior to being named Chief Financial Officer, Mr. Sapienza was the Company’s Vice President – Strategy, Secretary and Treasurer since 2012, and has continued in those roles, in addition to serving as Chief Financial Officer. Mr. Sapienza joined the Company in 1993 as a staff accountant.

Compensation of Directors

The following table sets forth information regarding compensation of directors for the fiscal year ended February 1, 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(4)	All Other Compensation ($)	Total Compensation ($)
Martin Hanaka(3)	120,361	—	—	—	120,361
Jeff Hastings	50,962	—	2,520	—	53,482
Robert Marks	123,000	—	—	—	123,000
Michael Nahl	187,500	—	—	—	187,500
W. Michael Reickert	174,000	—	—	—	174,000
Michael B. Solow	232,508	—	—	—	232,508

(1)
Fees earned reflect the amount of cash received for the annual retainer, Board and committee meeting fees . Fees earned for Mr. Solow reflect an annual retainer of $50,000 for his role as Chairman of the Board.

(2)
Amount represents the grant date fair value as computed in accordance with Accounting Standards Codification Topic 718, relating to the grant of stock options to Mr. Hastings in 2019. See Note 9 to the Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K for the assumptions made in determining the value. Effective August 8, 2019, 15,000 stock options were awarded to Mr. Hastings.

(3)	Mr. Hanaka did not stand for re-election at the 2019 Shareholders’ Annual Meeting. Upon his exit from the Board, Mr. Hanaka received payment of his deferred income in the form of cash and shares.

(4)	As of June 15, 2020, Mr. Hanaka, Mr. Nahl, Mr. Reickert, Mr. Hastings and Mr. Marks each held options to purchase 15,000 shares.

Cash Compensation. Each director who is not a salaried employee of the Company receives a $12,500 retainer per annum plus a $2,000 attendance fee for each Board meeting attended and a $1,000 attendance fee for each committee meeting attended, except that the compensation for telephone conference meetings is $1,000 and $500 for Board and committee telephone conference meetings, respectively. A committee chairperson receives an additional $5,000 retainer per year and the Audit Committee chairperson receives a $15,000 annual retainer. The Chairman of the Board receives an annual retainer of $50,000. The Company may, in its discretion, determine to pay all or a portion of any annual retainer in shares of Common Stock in lieu of cash and to make discretionary grants of Common Stock to non-employee directors from time to time. The Company has not elected to pay the annual retainer in shares or make discretionary grants during the past three years.

Additional Compensation. Currently, each director is eligible to participate in the Amended and Restated 2005 Long Term Incentive Plan. During the 2019 fiscal year, options to purchase 15,000 Company shares were granted to Mr. Hastings.

Prior to fiscal 2019, on or about May 1 of each year, non-employee directors have been entitled to receive grants of vested shares of Common Stock representing $80,000 in market value of stock on the grant date for service over the prior twelve months. They were entitled to elect to receive cash instead of shares of Common Stock to the extent they met a share ownership requirement (shares having a value at least equal to 4x the annual retainer).

Effective for amounts otherwise payable on or about May 1, 2019 and thereafter, in lieu of annual grants of shares having a fair market value of $80,000 on the date of grant, each non-employee director will be entitled to receive annual payments of $80,000 in cash, provided they are serving as a director on the applicable payment date. Except to the extent a timely deferral election was made by the non-employee director, the amount payable in May of 2019 was made in a single lump sum in May of 2019. Payments to non-employee directors for periods beginning after May 1, 2019 will generally be made in $20,000 increments paid quarterly in arrears on or about August 1, November 1, February 1 and May 1, provided they are serving as a director on the payment date and they did not make a timely deferral election. To the extent a non-employee director made a timely election to defer payments until separation from service with the Company, such payments will be made upon separation from service, together with interest on the deferred amounts computed at a rate equal to 120% of the applicable long-term federal rate (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect from time to time.

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

Guidelines for Evaluating Independence of Directors

The Board has determined that all of the directors are independent directors in accordance with the standards of the NASDAQ Stock Market and as described below. The Nominating and Corporate Governance Committee as well as the Board annually reviews relationships that directors may have with the Company to make a determination of whether there are any material relationships that would preclude a director from being independent.

The standards relied upon by the Board in affirmatively determining whether a director is “independent,” in compliance with the rules of the NASDAQ Stock Market, are comprised of those objective standards set forth in the NASDAQ rules. The Board is responsible for ensuring that independent directors do not have a material relationship with the Company or its affiliates or any executive officer of the Company or his or her affiliates.

The Audit Committee

The Board has an Audit Committee whose current members are: Jonathan Marcus (Chairman), Mr. Reickert, and Mr. Simpson. The members of the Audit Committee, in the opinion of the Board,  are “independent” (as defined under the standards of the NASDAQ Stock Market) of management and free of any relationship that would interfere with their exercise of independent judgment as members of the Audit Committee. Mr. Marcus is the Chairman of the Audit Committee, and the Board has determined that he is both independent and qualified as an Audit Committee financial expert as such term is defined under the rules and regulations promulgated by the Securities and Exchange Commission. The Audit Committee, which consisted of Jeff Hastings, Rob Marks, Michael Nahl and Mike Solow through March 31,2020, held four meetings during the 2019 fiscal year. The Audit Committee’s responsibilities consist of the selection, appointment and authorization of independent accountants, reviewing the scope of the audit conducted by such accountants, as well as the audit itself, and reviewing the Company’s audit activities and matters concerning financial reporting, accounting and audit procedures, related party transactions and policies generally. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is attached as Appendix A to the 2018 Proxy Statement.

The Compensation Committee

The Board of Directors has a Compensation Committee, consisting solely of independent Directors, whose current members are: Mike Reickert (Chairman), Jonathan Marcus and Tom Simpson. The Compensation Committee which consisted of Jeff Hastings, Rob Marks, Michael Nahl and Mike Solow through March 31,2020, held two meetings during the 2019 fiscal year. The Compensation Committee formulates and gives effect to policies concerning salary, compensation, stock options and other matters concerning employment with the Company. The processes and procedures used for the consideration and determination of executive compensation are described in the section of this Proxy Statement captioned “Compensation Discussion and Analysis.” The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is attached as Appendix B to the 2019 Proxy Statement.

The Nominating and Corporate Governance Committee

The Board of Directors has a Nominating and Corporate Governance Committee, consisting solely of independent Directors, whose current members are: Tom Simpson (Chairman), Jonathan Marcus and Mike Reickert. The Nominating and Corporate Governance Committee, which consisted of Jeff Hastings, Rob Marks, Michael Nahl and Mike Solow through March 31,2020, held five meetings during the 2019 fiscal year. The Nominating Committee develops qualification criteria for Board members; interviews and screens individuals qualified to become Board members in order to make recommendations to the Board; and oversees the evaluation of executive management. The Committee seeks to select a Board that is strong in its collective knowledge of and diversity of skills and experience concerning retail operations, accounting and finance, management and leadership, vision and strategy, risk assessment and corporate governance. The Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, a copy of which is attached as Appendix C to the 2019 Proxy Statement.

The Nominating and Corporate Governance Committee will consider nominations submitted by shareholders. To recommend a nominee, a shareholder should write to the Company’s Secretary. See “Submission of Shareholder Proposals” in this Proxy Statement. Any recommendation must include (i) the name and address of the candidate, (ii) a brief biographical description, including his or her occupation for at least the last five years, and a statement of the qualifications of the candidate, taking into account the qualification requirements summarized above, and (iii) the candidate’s signed consent to be named in the Proxy Statement and to serve as a Director if elected. The Nominating and Corporate Governance Committee may seek additional biographical and background information from any candidate which, to be considered, must be received on a timely basis.

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate candidates includes requests to Board members and others for recommendations, including a search firm or outside consultant, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board. Assuming the appropriate biographical and background material is provided for candidates submitted by shareholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members. While the Company does not have a formal diversity policy for Board of Director membership, the Nominating and Corporate Governance Committee and the Board of Directors, as a whole, seeks nominees or candidates to serve as directors that represent a variety of backgrounds and experience that will enhance the quality of the Board of Director’s deliberations and decisions. The Nominating and Corporate Governance Committee considers, among other factors, diversity with respect to viewpoint, skills and experience in its evaluation of candidates for Board of Director membership. Such diversity considerations are discussed by the Nominating and Corporate Governance Committee in connection with the general qualifications of each potential nominee.

Item 11.	EXECUTIVE COMPENSATION

Introduction

This section describes the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table below (who are referred to below as the “named executive officers” or “NEOs”), the process by which such elements are determined and established by the Compensation Committee for the respective individuals and the principles and considerations underlying such determinations.

Compensation Objectives and Approach

The objectives of our compensation programs are to attract, motivate, retain and reward executives and employees who will make substantial contributions toward the Company meeting the financial, operational and strategic objectives that we believe will build value for the Company’s shareholders. In an effort to achieve these objectives, the key elements of such programs consist of base salary, annual performance-based cash bonuses and share-based compensation.

The Compensation Committee’s compensation determinations regarding the named executive officers are reviewed by the full Board. Generally, these determinations are made annually and occur at the Compensation Committee’s regular meeting of each fiscal year occurring in April, at which cash bonuses and share-based awards, if any, relating to the named executive officers’ performance during the preceding fiscal year are granted, and any base salary adjustments for the current year are implemented. In preparation for these meetings, the Chief Executive Officer meets with the Compensation Committee Chairman to present his preliminary compensation proposals relating to the named executive officers to be addressed in the April meeting, based on the planned full-year financial results for the Company and its subsidiaries.

The Compensation Committee reviews and approves each element of compensation for the named executive officers. In establishing the levels and components of compensation for the named executive officers, the Compensation Committee, as a threshold matter, evaluates the overall performance of the Company for the year.

Key elements considered in the Compensation Committee’s performance evaluations include corporate performance, the officer’s contributions to such performance and the officer’s other accomplishments for the benefit of the Company during such period. In these evaluations, the Compensation Committee does not apply rigid formulas with respect to amount of compensation paid or the allocation between cash and non-cash compensation, and reviews long-term financial performance, as well as financial performance for the previous year. Such evaluations also take into account the nature, scope and level of the named executive officer’s responsibilities and the officer’s level of experience, past levels of compensation and changes in such levels, tenure with the Company and other opportunities potentially available to such officer. In addition, the members of the Compensation Committee interact with each of the named executive officers in connection with regular meetings of the Board, which provides the Compensation Committee with an additional basis for evaluating such officer and his performance. Based on all of these general evaluative factors and the additional factors described below, the Compensation Committee makes its assessments and determines the components and levels of compensation for each such officer.

Management meets with members of the Compensation Committee to assist the Compensation Committee in making compensation decisions regarding our named executive officers and also to discuss with the Compensation Committee its recommendations for other executives. We believe that since our management has extensive knowledge regarding our business, they are in a position to provide valuable input. Specifically, our Chief Executive Officer provides input relevant to setting performance goals and certifies to the Compensation Committee the level of achievement of our performance targets under our Executive Officer Bonus Plan and The Trans World Entertainment 2005 Long Term Incentive and Share Award Plan (As Amended and Restated on April 5, 2017) (the “2005 Plan”).

Compensation Committee-Assessment of Risk

Each year, the Compensation Committee reviews the Company’s compensation programs to assess risk in the Company’s compensation programs. As part of its consideration, the Compensation Committee considers any potential risks that could arise from the Company’s compensation policies and practices and the extent to which any of those risks would be reasonably likely to have a material adverse effect on the Company. The Compensation Committee considers all facets of the compensation programs, their underlying assumptions, and the objectives those programs were designed to achieve. Some of the factors the Compensation Committee considers to minimize potential risks are the balance between cash and stock awards, the various time frames associated with earning of awards (seasonal, annual and multi-year vesting) and the different performance metrics associated with the incentive awards for each of the Company’s businesses and corporate associates. After that review, the Compensation Committee has determined that the Company’s compensation programs for fiscal 2019 did not incentivize its associates, including senior executives, to take unnecessary and excessive risks that could jeopardize the future of the Company and would be adverse to the best interests of its shareholders.

The Company has sought to structure its overall compensation program to contain an appropriate mix of long-term and short-term incentives that balance risk and potential reward in a manner that is appropriate to the circumstances and in the best interest of the Company’s shareholders. In particular, equity-based awards are structured to vest generally over a number of years, which encourages employees to focus on long-term results. Moreover, both annual incentive bonus and performance-based equity awards are subject to discretionary reduction if determined appropriate by the Compensation Committee. The Company believes that these factors reduce any incentive that employees may have to take inappropriate risks. Accordingly, the Company believes that its compensation policies and practices encourage and incentivize the employees to improve results in a disciplined, focused manner, with a view toward long-term success.

Cash Compensation

The Company pays base salaries at levels it believes will attract and retain key employees and ensure that our compensation program is competitive. Base salaries for the named executive officers are established by the Compensation Committee and reviewed by such Compensation Committee for potential adjustment on an annual basis, based on the considerations described in the preceding section. The base salary amounts paid to the named executive officers during the 2019 fiscal year are shown in the “Summary Compensation Table”.

The annual incentive bonus plan, the results of which are shown in the Summary Compensation Table in the Non-Equity Incentive Plan Compensation column, provides for a cash bonus, dependent upon the level of achievement of the stated corporate goals, calculated as a percentage of the officer’s base salary, with higher ranked executive officers being compensated at a higher percentage of base salary. The Compensation Committee approves the target annual incentive award for the Chief Executive Officer and, for each officer below the Chief Executive Officer level, bases the target in part on the Chief Executive Officer’s recommendations. At the target level of bonus for fiscal year 2019, the Chief Executive Officer would receive 100% of his base salary and the other NEOs would receive 60% of their salary. For the 2019 fiscal year, the performance goal adopted for annual bonuses was based on limiting losses before interest, taxes, depreciation and amortization (“EBITDA”) to not more than $6.0 million or achieving sales of at least $375 million. Since the Company’s loss before interest, taxes, depreciation and amortization and its sales did not achieve the target thresholds, incentives were not earned under the annual incentive bonus plan.  During 2019, as required by their Severance, Retention and Restrictive Covenant Agreements with the Company, Mr. Sapienza received a guaranteed bonus of $100,000 and a retention bonus of $133,000 and Mr. Eisenberg received a retention bonus of $100,000.

Share-Based Compensation

The Company believes that a component of its officers’ compensation should consist of share-based incentive compensation, which appreciates or depreciates in value in relation to the market price of our Common Stock. Accordingly, the Compensation Committee has in recent years made, and intends in the future to continue to make, grants of share-based awards to the named executive officers and other key employees in such amounts as the Compensation Committee believes will accomplish the objectives of our compensation programs. As discussed below, the holder’s ability to realize any financial benefit from these awards typically requires the fulfillment of substantial vesting requirements that are performance contingency-related in some cases and time-related in others. Accordingly, the Company believes that these awards provide substantial benefit to the Company in creating appropriate performance incentives and in facilitating the long-term retention of employees who add significant value.

Retirement and Other Benefits

The Company’s benefits program includes retirement plans and group insurance plans. The objective of the program is to provide named executive officers with reasonable and competitive levels of protection against the four contingencies (retirement, death, disability and ill health) which could interrupt their employment and/or income received as an active employee. Retirement plans, including the supplemental executive retirement plan, are designed to provide a competitive level of retirement income to named executive officers and to reward them for continued service with the Company. The retirement program consists of a supplemental executive retirement plan and the 401(k) plan.

The group insurance program consists of life, disability and health insurance benefit plans that cover all full-time management and administrative employees and the supplemental long-term disability plan, which covers the named executive officers and other officers.

Other Compensation

The Company continues to maintain modest executive benefits and perquisites for officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. See the Summary Compensation Table for a summary of such benefits.

Deductibility of Compensation Expenses

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public corporation for annual compensation over $1 million for each of its “covered employees” (i.e., the chief executive officer, chief financial officer and certain other current or former executive officers). Prior to the amendment of Section 162(m) in December of 2017, the deductibility of some types of compensation for named executive officers (other than the chief financial officer) depended upon whether the named executive officer’s receipt of compensation was deferred until after the executive terminated employment with the Company or on whether such compensation qualified as “performance-based compensation” under Section 162(m). In general, the exceptions for deferred compensation and performance-based compensation were repealed effective for years beginning after December 31, 2017. The Compensation Committee has generally sought to satisfy the requirements necessary to allow the compensation of its named executive officers to be deductible under Section 162(m) of the Internal Revenue Code, but it has retained the discretion to approve compensation that is not deductible under Section 162(m). In making future compensation decisions, the Compensation Committee intends to take into account any available grandfather provisions under the amendments to Section 162(m). However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the success of the Company. Consequently, the Compensation Committee recognizes that the loss of a tax deduction could be necessary or advisable in some circumstances due to the restrictions of Section 162(m).

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer and two other most highly compensated Executive Officers for the fiscal year ended February 1, 2020.

Name	Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(6)	Total Compensation ($)
Michael Feurer (5)	Former Chief Executive Officer	2019	700,000	—	—	—	—	11,750	711,750
		2018	700,000	—	49,000	73,500	—	15,361	837,861
Bruce J. Eisenberg(5)	Former Executive Vice	2019	425,000	100,000	—	—	—	—	525,000
	President—Real Estate	2018	425,000	—	—	17,115	—	—	442,115
Edwin J. Sapienza	Chief Financial Officer	2019	280,000	233,334	—	—	—	—	513,334
		2018	224,615	—	4,900	12,275	—	2,403	244,193

(1)	Salary represents amounts earned during fiscal year ended February 1, 2020.

(2)
Bonus for 2019 for Mr. Eisenberg represents the payment of a retention bonus pursuant to his Severance, Retention and Restrictive Covenant Agreement with the Company.  For Mr. Sapienza, the bonus amount consists of a $133,334 retention bonus and a $100,000 guaranteed bonus paid pursuant to his Severance, Retention and Restrictive Covenant Agreement with the Company.

(3)
Amounts represent the grant date fair value, as computed in accordance with Accounting Standards Codification Topic 718, relating to restricted share units awarded to Mr. Feurer, and Mr. Sapienza in fiscal year 2018. See Note 9 to the Consolidated Financial Statements for the assumptions made in determining the value.

(4)
Amount represents the grant date fair value as computed in accordance with Accounting Standards Codification Topic 718, relating to the grant of stock options to the named executive officer in fiscal year 2019 and fiscal 2018. See Note 9 to the Consolidated Financial Statements for the assumptions made in determining the value.

(5)	Mr. Feurer’s employment terminated as of March 30, 2020. Mr. Eisenberg’s employment terminated as of February 28, 2020.

(6)	Includes the following payments made by the Company to the named executive officers:

Name	Year	Perquisites and Other Personal Benefits ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(K) Plans ($)	Death Benefits to Survivor ($)	Total ($)
Michael Feurer	2019	11,700	—	—		11,700
	2018	11,700	—	3,661	—	15,361
Bruce J. Eisenberg	2019	—	—	—	—	—
	2018	—	—	—	—	—
Edwin J. Sapienza	2019	—	—	—	—	—
	2018	—	—	2,403	—	2,403

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the named executive officers’ equity awards that were unvested or unexercised, as applicable, as of February 1, 2020.

		Option Awards				Number of
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Shares or Units of Stock That Have Not Vested (#)(2)
Michael Feurer (3)	10/13/2014	15,000	—	70.00	10/13/2024	—
	4/14/2016	7,860	—	77.00	4/14/2026	—
	5/6/2016	3,750	1,250	76.20	5/6/2026	—
	5/1/2017	7,500	3,750	37.00	5/1/2027	1,250
	6/27/2018	1,875	5,625	19.60	6/27/2028	1,875
Bruce J. Eisenberg	5/6/2010	10,000	—	42.20	5/6/2020	—
	6/21/2013	2,500	—	97.40	6/21/2023	—
	6/3/2014	1,750	—	67.20	6/3/2024	—
	5/15/2015	1,750	—	77.60	5/15/2025	—
	5/6/2016	1,313	437	76.20	5/6/2026	—
	5/1/2017	875	875	37.00	5/1/2027	—
Edwin J. Sapienza	6/27/2018	438	1,313	19.60	6/27/2028	—
	3/1/2011	400	—	34.60	3/1/2021	—
	5/7/2012	500	—	50.60	5/7/2022	—
	6/21/2013	500	—	97.40	6/21/2023	—
	6/3/2014	375	—	67.20	6/21/2023	—
	4/1/2015	375	—	77.60	4/1/2026	—
	5/6/2016	282	93	76.20	5/6/2026	—
	5/1/2017	625	625	37.00	5/1/2027	125
	6/27/2018	313	937	19.60	6/27/2028	188
	10/23/2018	625	1,875	20.80	10/23/2028	750

(1)	Mr. Feurer’s, Mr. Eisenberg’s and Mr. Sapienza’s, options vested on February 20, 2020 upon the closing of the FYE Transaction.

(2)	Mr. Feurer’s and Mr. Sapienza’s Restricted Stock Units vested on February 20, 2020 upon the closing of the FYE Transaction.

(3)	Mr. Feurer’s employment terminated as of March 30, 2020. Mr. Eisenberg’s employment terminated as of February 28, 2020.

Pension Benefits

The Company maintains a non-qualified Supplemental Executive Retirement Plan (the “SERP”) for certain current and former executive officers of the Company. Mr. Eisenberg is the only one of our NEOs who participated in the SERP. The SERP, which is a nonqualified plan, provides eligible executives defined pension benefits that supplement benefits under other retirement arrangement. The annual benefit amount is equal to 50% of the average of the participant’s base compensation for the five years prior to retirement plus the average of the three largest bonus payments for the last five years prior to retirement, to the extent vested. Participants vest 35% after 10 years, 75% after 20 years and 100% upon retirement at age 65 after 20 years of service. The bonus portion of the benefit vests only if the participant is employed until age 65. In addition, the benefits become vested in full upon a change in control of the Company prior to the participant’s termination of employment or a termination of employment due to the participant’s death or disability. A change in control as defined under the SERP has not occurred. Additionally, all benefits under the SERP will be forfeited in the event of any of the following: competitive conduct or solicitation for employment or employment of company employees, in any case during the 5 years following termination or at any time while in receipt of benefits (these restrictions are waived in the event of a change in control); disclosure or use of confidential information; or termination for cause. Payments are made in equal installments over 20 years. The Company has established a rabbi trust whose purpose is to be a source of funds to pay benefits to participants in the SERP.

Potential Payments Upon Termination or Change of Control

Agreement with Mr. Sapienza

On February 26, 2019 we entered into a Severance, Retention and Restrictive Covenant Agreement with Mr. Sapienza. The Severance, Retention and Restrictive Covenant Agreements provide for a retention bonus payable to Mr. Sapienza in the amount of $200,000. One third of his retention bonus was paid to him on each of June 1, 2019, October 1, 2019, and March 1, 2020.

The Severance, Retention and Restrictive Covenant Agreement also provides that if his employment is terminated by the Company without cause or by him for good reason (as those terms are defined in the agreements), Mr. Sapienza will be entitled to the following: (i) the continuation of his base salary for a period of six (6) months from the date of termination, (ii) any unpaid portion of his retention bonus, (iii) any unpaid annual bonus that was earned (as determined by the Board in accordance with the applicable annual bonus plan) for the year preceding the year in which termination occurs, and (iv) payment for health insurance coverage for up to six months following termination at the same rate as the Company pays for health insurance coverage for its active employees (with the executive required to pay for any employee-paid portion of such coverage). Payment of these amounts is contingent on the executive signing (and not revoking within any statutory revocation period) a release of claims reasonably acceptable to the Company.

Mr. Sapienza’s agreement provides that his annual bonus for our fiscal year ending in 2020 will not be less than $100,000. It also provides that he will receive the minimum bonus if his employment is terminated by the Company without cause or by him for good reason prior to payment of the bonus.

The agreement also includes restrictive covenants under which Mr. Sapienza agrees to confidentiality provisions, non-competition and non-solicitation covenants that apply for six months after any termination of employment, and certain non-disparagement and cooperation covenants.

Equity Award Provisions

Pursuant to the terms of our 2005 Long Term Incentive and Share Award Plan and applicable award agreements, unvested equity awards vest upon death, disability or a change of control of the Company. All outstanding equity awards fully vested upon February 20, 2020, the date of the FYE Transaction.

Supplemental Executive Retirement Plan

Under the provisions of our SERP, Mr. Eisenberg would become fully vested in his pension benefit in the event of death, disability or a change of control of the Company.  The FYE Transaction did not constitute a change in control for purposes of the SERP.

Other Executives

Mr. Feurer’s employment was terminated, effective on March 30, 2020.  Under our employment agreement with Mr. Feurer, he received a lump sum payment in the amount of $570,000 and medical benefits for up to eighteen months following termination.  Additional payments will begin six months after termination and will continue for 8 months for a total payment of $1,050,000. Mr. Feurer reaffirmed his covenants relating to non-competition, non-solicitation, confidentiality, and intellectual property.  He also executed a release and agreed to non-disparagement and cooperation covenants.

Mr. Eisenberg’s employment was terminated, effective on February 28, 2020.  Under our employment agreement with Mr. Eisenberg, he received a payment of $212,500, payable in weekly installments over six months, and medical benefits for up to six months following termination.  Mr. Eisenberg reaffirmed his covenants relating to non-competition, non-solicitation, confidentiality and intellectual property.  He also executed a release and agreed to non-disparagement and cooperation covenants.

CEO Pay Ratio

The Dodd–Frank Wall Street Reform and Consumer Protection Act requires companies to disclose the pay ratio of their Chief Executive Officer to their median employee. We identified our median employee taking into account all full-time, part-time, seasonal and temporary employees.

To identify the median employee from the Company’s employee population, we compared the amount of salary and wages paid to employees as reflected in payroll records for the 2019 calendar year as reported to the Internal Revenue Service on Form W-2 who were employed on February 2, 2019, excluding Mr. Feurer. We annualized compensation for employees hired in 2019 and employees who took an unpaid leave of absence during the year, but we did not annualize compensation for part-time, seasonal or temporary employees. No cost-of-living adjustments were made in identifying the median employee.

The 2019 annual total compensation of our Chief Executive Officer was $711,750 million, and the 2019 annual total compensation for the median employee was $17,346. The resulting ratio of our Chief Executive Officer’s pay to the pay of our median employee for fiscal year 2019 is 41.0 to 1. We believe it is noteworthy that given the nature of our business, a significant number of our employees are part-time, seasonal, or temporary employees.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The only persons known to the Board to be the beneficial owners of more than five percent of the outstanding shares of Common Stock as of June 15, 2020, are indicated below;

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Robert J. Higgins TWMC Trust 38 Corporate Circle Albany, New York 12203	713,986	(1)	39.3%
Neil S. Subin 3300 South Dixie Highway, Suite 1-365 West Palm Beach, 33405	300,084	(2)	16.5%
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	99,399	(3)	5.5%

(1)	Based on Form 5, filed February 21, 2017, by The Robert J Higgins TWMC Trust.

(2)
Based on Schedule 13D, filed April 9, 2020, on behalf of (i) Neil S. Subin (“Mr. Subin”); (ii) MILFAM LLC; (iii) Alimco Financial Corporation (“Alimco”); (iv) Alimco Re Ltd., a wholly-owned subsidiary of Alimco (“Alimco Re”); (v) Jonathan Marcus (“Mr. Marcus”); (vi) AMIL Of Ohio, LLC; (vii) Catherine C. Miller Irrevocable Trust dtd 3/26/91; (viii) Catherine C Miller Trust A-2; (ix) Catherine C Miller Trust A-3; (x) Catherine Miller Trust C; (xi) Kimberly S. Miller GST Trust dtd 12/17/1992; (xii) LIMFAM LLC; (xiii) Lloyd I. Miller Trust A-1; (xiv) Lloyd I. Miller, III Trust A-4; (xv) Lloyd I. Miller, III Irrevocable Trust dtd 12/31/91; (xvi) Lloyd I. Miller, III Revocable Trust dtd 01/07/97; (xvii) MILFAM I L.P.; (xviii) MILFAM II L.P.; (xix) MILFAM III LLC; and (xx) Susan F. Miller (such persons, trusts and entities named in items (i) through (xx), collectively, the “Reporting Persons”).

The Schedule 13D reported beneficial ownerships of the Reporting Persons following a transaction between Alimco Re, the Company and certain other parties in which, inter alia, (i) Alimco Re made a loan to a subsidiary of the Company, (ii) Alimco Re and certain other lenders received a warrant to purchase shares of Common Stock of the Company, and (iii) the Reporting Persons (other than Mr. Subin, MILFAM LLC, Alimco, and Mr. Marcus), and the Other Group Members entered into the voting agreement.  Each of the loan, the warrants and the voting agreement are described in “Related Party Transactions”.

As a result of the provisions of the voting agreement, the Reporting Persons are members of a group (the “Group”) that also includes the Robert J. Higgins TWMC Trust; RJHDC, LLC; Mr. Thomas C. Simpson; Kick-Start I, LLC; Kick-Start III, LLC; and Kick-Start IV, LLC (such members of the group other than the Reporting Persons, the “Other Group Members”).

Some of the positions were previously reported on a Schedule 13G filed by Mr. Subin on December 31, 2018 with respect to securities held by certain entities owned by or trusts for the benefit of the family of the late Mr. Lloyd I. Miller, III (the “Miller Family”) and other entities (such entities and trusts, the “Miller Entities”) and a Schedule 13G filed by Alimco on February 13, 2019. Certain of the Miller Entities hold approximately 85% of the outstanding shares of common stock of Alimco. The Reporting Persons respectively disclaim the existence of, and membership in, a “group” under Section 13(d)(3) that may arise as a result of the Miller Entities’ interests in Alimco. The Reporting Persons disclaim beneficial ownership of any shares other than to the extent he, she or it may have a pecuniary interest therein.

The amount set forth represents the following shares of common stock with shared dispositive power: (i) 1,750 shares of common stock owned by AMIL of Ohio, LLC; (ii) 300 shares of common stock owned by Catherine C. Miller Irrevocable Trust DTD 3/26/91; (iii) 200 shares of common stock owned by Catherine C. Miller Trust A-2; (iv) 5,639 shares of common stock owned by Catherine C. Miller Trust A-3; (v) 22,448 shares of common stock owned by Catherine Miller Trust C; (vi) 300 shares of common stock owned by Kimberly S. Miller GST Trust DTD 12/17/1992; (vii) 26,105 shares of common stock owned by LIMFAM LLC; (viii) 1,359 shares of common stock owned by Lloyd I. Miller Trust A-1; (ix) 51,371 shares of common stock owned by Lloyd I. Miller, III Trust A-4; (x) 300 shares of common stock owned by Lloyd I. Miller, III Irrevocable Trust DTD 12/31/91; (xi) 59,490 shares of common stock owned by Lloyd I. Miller, III Revocable Trust DTD 01/07/97; (xii) 3,128 shares of common stock owned by MILFAM I L.P.; (xiii) 123,619 shares of common stock owned by MILFAM II L.P.; (xiv) 2,274 shares of common stock owned by MILFAM III LLC; and (xv) 1,801 shares of common stock owned by Susan F. Miller. Mr. Subin is the President and Manager of MILFAM LLC, which serves as manager, general partner, or investment advisor of a number of the foregoing entities formerly managed or advised by the late Lloyd I. Miller, III, and he also serves as trustee of a number of a number of the foregoing trusts for the benefit of the family of the late Mr. Lloyd I. Miller, III, consequently, he may be deemed the beneficial owner of the shares specified in clauses (i) through (xv) of the preceding sentence.

The Schedule 13D also discloses 1,340,024 shares of common stock with shared voting power.  This amount represents the aggregate number of shares beneficially owned by the parties to the voting agreement, including 244,532 shares of common stock of the Company issuable upon exercise of warrants.

(3)	Based on Form 13G, filed on February 12, 2020, by Renaissance Technologies LLC, which is majority owned by Renaissance Technologies Holdings Corporation.

EQUITY OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the beneficial ownership of Common Stock as of June 15, 2020, by each director and named executive officer of the Company and all directors and executive officers as a group. All shares listed in the table are owned directly by the named individuals, unless otherwise indicated therein. The Company believes that the beneficial owners have sole voting and investment power over their shares, except as otherwise stated or as to shares owned by spouses.

Name	Positions With the Company	Age	Year First Elected as Director/ Officer	Direct Ownership		Shares that may be acquired within 60 days of June 15, 2020	Total Shares Beneficially Owned		Percent of Class
Jonathan Marcus	Director	60	2020	—		—		—	*
W. Michael Reickert	Director	56	2016	3,200	(1)	750	(2)	3,950	*
Tom Simpson	Director	59	2020	57,000	(3)	—	(4)	57,000	3.1%
Kunal Chopra(7)	Chief Executive Officer – etailz	38	2020	—		—		—	*
Michael Feurer (5)	Former Chief Executive Officer, Director	51	2014	11,441		42,858		54,299	3.0%
Edwin J. Sapienza	Chief Financial Officer	50	2018	1,500		7,525		9,025	*
Bruce J. Eisenberg (6)	Former Executive Vice President-Real Estate	60	1995	—		—		—	*
All Directors and Executive Officers as a group (7 persons)				73,141		51,133		124,274	6.8%

*	Less than 1% of issued and outstanding Common Stock

(1)	Excludes 713,986 shares held in the Robert J Higgins TWMC Trust of which Mr. Reickert is a Trustee.

(2)	Excludes 202,067 warrants held by the RJHDC LLC.

(3)
Excludes 25 shares held by the wife of Tom Simpson. Also excludes 23,879 and 9,737 shares held by Kick Start III, LLC and Kick Start IV, LLC.  Mr. Simpson holds an interest, manages and has voting control of Kick Start III and Kick Start IV, LLC.

(4)	Excludes 14,041 and 9,360 warrants held by Kick Start III, LLC and Kick Start IV, LLC. Mr. Simpson holds an interest, manages and has voting control of Kick Start III and Kick Start IV, LLC.

(5)	Mr. Feurer ceased to be a board member and his employment was terminated as of March 30, 2020.

(6)	Mr. Eisenberg’s employment was terminated as of February 28, 2020.

(7)	Mr. Chopra joined the Company as of September 3, 2019.

The following table contains information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of February 1, 2020:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants and Rights)
Equity Compensation Plan Approved by Shareholders	140,708	$52.11	213,125
Equity Compensation Plans and Agreements not Approved by Shareholders	---	---	---

(1)	Includes 11,512 deferred shares which may be issued for no consideration.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Prior to the consummation of the FYE Transaction, the Company leased its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder.  The distribution center/office lease commenced on January 1, 2016 and expires on December 31, 2020.

Under the lease accounted for as an operating lease, the Company paid $1.2 million in both fiscal 2019 and fiscal 2018, which were included in selling, general and administrative expenses in the Statement of Operations.   As of February 1, 2020, the Company owed $1.1 million on the operating lease liability, which is included in the current portion of operating lease liabilities on the Balance Sheet. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

The rights and obligations related to the lease were sold as part of the FYE Transaction.  On February 20, 2020, as part of the FYE Transaction, the Company assigned the rights and obligations of the lease to Sunrise Records.

Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement, pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to etailz with a scheduled maturity date of May 22, 2023, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and etailz;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by etailz and/or its equity interest in etailz; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to (i) amending the Articles of Incorporation of the Company to set the size of the Board of Directors of the Company at three directors, (ii) the designation, election, removal, and replacement of members of the Board and (iii) how shares of the Company’s capital stock held by the parties to the Voting Agreement will be voted on a Sale of the Company (as defined in the Voting Agreement) with respect to which there is a shareholder vote or some other action to take place during the ninety (90) days immediately following the date of the Voting Agreement. Pursuant to the Voting Agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights.

Guidelines for Evaluating Independence of Directors

The Board has determined that all of the directors are independent directors in accordance with the standards of the NASDAQ Stock Market and as described below. The Nominating and Corporate Governance Committee as well as the Board annually reviews relationships that directors may have with the Company to make a determination of whether there are any material relationships that would preclude a director from being independent.

The standards relied upon by the Board in affirmatively determining whether a director is “independent,” in compliance with the rules of the NASDAQ Stock Market, are comprised of those objective standards set forth in the NASDAQ rules. The Board is responsible for ensuring that independent directors do not have a material relationship with the Company or its affiliates or any executive officer of the Company or his or her affiliates.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accounting Firms

Audit Fees. Audit fees include fees paid by the Company to KPMG LLP (“KPMG”) in connection with the annual audit of the Company’s consolidated financial statements and KPMG’s review of the Company’s interim financial statements. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by an independent public accounting firm. Such services include comfort letters related to SEC registration statements and certain reports relating to the Company’s regulatory filings. The aggregate fees billed to the Company by KPMG for audit services rendered to the Company and its subsidiaries for fiscal years 2019 and 2018 totaled $1.0 million and $0.8 million respectively.

Audit-Related Fees. Audit related fees include fees paid by the Company to KPMG in connection with audit related services, including audit services related to employee benefit plan audits. The aggregate fees billed to the Company by KPMG for audit related services rendered to the Company and its subsidiaries were $22,500 and $22,000 for fiscal years 2019 and 2018, respectively.

Other Fees. There were no other fees paid to KPMG in fiscal year 2018.

Tax Fees. Tax fees include corporate tax compliance and counsel and advisory services. SAXBST LLC was the Company’s primary tax advisor in fiscal year 2019. During fiscal year 2019 and 2018, tax fees paid to KPMG were $5,000 and $89,000, respectively.

Each year, the Company reviews its existing practices regarding the use of its independent accountants to provide non-audit and consulting services to ensure compliance with recent SEC proposals. The Company has a policy which provides that the Company’s independent public accounting firm may provide certain non-audit services which do not impair the firm’s independence. In that regard, the Audit Committee must pre-approve all audit services and non-audit services provided to the Company. This policy is administered by the Company’s senior financial management, which reports throughout the year to the Audit Committee.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

Date: June 15, 2020	By: /s/ Kunal Chopra
Kunal Chopra Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kunal Chopra		June 15, 2020
(Kunal Chopra)	Principal Executive Officer

/s/ Edwin Sapienza (Edwin Sapienza)	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	June 15, 2020

/s/ Jonathan Marcus
(Jonathan Marcus)	Director	June 15, 2020

/s/ Michael Reickert
(Michael Reickert)	Director	June 15, 2020

/s/ Tom Simpson
(Tom Simpson)	Director	June 15, 2020

TRANS WORLD ENTERTAINMENT CORPORATION

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Trans World Entertainment Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trans World Entertainment Corporation and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the fiscal years in the two‑year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years in the two‑year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company continues to experience recurring losses and negative cash flows from operations, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Albany, New York
June 15, 2020

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	February 1, 2020	February 2, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,977	$4,355
Restricted cash	950	4,126
Accounts receivable	4,201	5,383
Merchandise inventory	67,958	94,842
Prepaid expenses and other current assets	3,979	6,657
Total current assets	80,065	115,363

Restricted cash	4,925	5,745
Fixed assets, net	2,190	7,529
Operating lease right-of-use assets	3,311	-
Intangible assets, net	1,760	3,668
Other assets	5,555	5,708
TOTAL ASSETS	$97,806	$138,013

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$24,120	$34,329
Short-term borrowings	13,149	-
Accrued expenses and other current liabilities	4,479	8,132
Deferred revenue	6,681	6,955
Current portion of operating lease liabilities	9,510	-
Total current liabilities	57,939	49,416

Operating lease liabilities	13,263	-
Other long-term liabilities	22,089	24,867
TOTAL LIABILITIES	93,291	74,283

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,225,627 shares and 3,221,834 shares issued, respectively)	32	32
Additional paid-in capital	345,102	344,826
Treasury stock at cost (1,409,316 and 1,408,892 shares, respectively)	(230,169)	(230,166)
Accumulated other comprehensive loss	(1,479)	(735)
Accumulated deficit	(108,971)	(50,227)
TOTAL SHAREHOLDERS’ EQUITY	4,515	63,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,806	$138,013

See Accompanying Notes to Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019

Net sales	$321,993	412,997
Other revenue	3,942	5,193
Total revenue	325,935	418,190

Cost of sales	229,836	290,116
Gross profit	96,099	128,074

Selling, general and administrative expenses	129,291	165,222
Gain on sale of asset	---	---
Asset impairment charges	23,983	59,658
Loss from operations	(57,175)	(96,806)
Interest expense	884	723
Other loss (income)	364	(227)
Loss before income taxes	(58,423)	(97,302)
Income tax expense	321	80
Net loss	$(58,744)	$(97,382)

Basic and diluted loss per share	$(32.35)	$(53.67)

Weighted average number of shares outstanding - basic and diluted	1,816	1,814

See Accompanying Notes to Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019

Net loss	$(58,744)	$(97,382)

Pension actuarial (loss) income adjustment	(744)	263
Comprehensive loss	$(59,488)	$(97,119)

See Accompanying Notes to Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulaed Deficit)	Shareholders’ Equity
Balance as of February 3, 2018	3,215	(1,408)	$32	$341,715	$(230,145)	$(998)	$47,611	$158,214
Decrease to opening balance of Retained Earnings as a result of applying ASU 2014-09	-	-	-	-	-	-	(456)	(456)
Net Loss	-	-	-	-	-	-	(97,382)	(97,382)
Pension actuarial income adjustment	-	-	-	-	-	263	-	263
Vested restricted shares	-	(1)	-	-	(21)	-	-	(21)
Common stock issued-new grants	7	-	-	79	-	-	-	80
Amortization of unearned compensation/restricted stock amortization	-	-	-	3,032	-	-	-	3,032
Balance as of February 2, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	-	-	-	-	-	-	(58,744)	(58,744)
Pension actuarial loss adjustment	-	-	-	-	-	(744)	-	(744)
Vested restricted shares	4	-	-	3	(3)	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	273	-	-	-	273
Balance as of February 1, 2020	3,226	$(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515

See Accompanying Notes to Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019
OPERATING ACTIVITIES:
Net loss	$(58,744)	$(97,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	3,330	5,226
Amortization of intangible assets	1,143	3,890
Amortization of right-of-use asset	6,990	-
Stock based compensation	276	3,032
Write down of investment	500	-
Treasury stock received for payment of withholding tax on exercises of RSUs	(3)	(21)
Adjustment to contingent consideration	-	(272)
Loss on disposal of fixed assets	125	422
Inventory net realizable value adjustment	12,701	-
Loss on impairment of long lived assets	23,983	59,658
Change in cash surrender value	(329)	78
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,182	(914)
Merchandise inventory	14,183	14,535
Prepaid expenses and other current assets	1,931	319
Other long-term assets	(913)	6
Accounts payable	(10,209)	(7,451)
Accrued expenses and other current liabilities	(1,888)	(1,134)
Deferred revenue	(274)	(1,509)
Other long-term liabilities	(9,811)	(4,001)
Net cash used in operating activities	(15,827)	(25,518)

INVESTING ACTIVITIES:
Purchases of fixed assets	(2,823)	(3,689)
Capital distributions from joint venture	127	1,347
Net cash used in investing activities	(2,696)	(2,342)

FINANCING ACTIVITIES:
Exercise of equity awards, net of treasury shares received	-	80
Proceeds from short term borrowings	35,851	35,734
Payments of short term borrowings	(22,702)	(35,734)
Payments to etailz shareholders	-	(1,500)
Net cash provided by (used in) financing activities	13,149	(1,420)

Net decrease in cash, cash equivalents, and restricted cash	(5,374)	(29,280)
Cash, cash equivalents, and restricted cash, beginning of year	14,226	43,506
Cash, cash equivalents, and restricted cash, end of year	$8,852	$14,226
Supplemental disclosures and non-cash investing and financing activities:

Interest paid	$838	$723

See Accompanying Notes to Consolidated Financial Statements.

Index
Index to Notes to Consolidated Financial Statements

Note Number and Description
Note No.

1.	Nature of Operations and Summary of Significant Accounting Policies

2.	Recently Adopted and Issued Accounting Pronouncements

3.	Goodwill and Other Intangible Assets

4.	Fixed Assets

5.	Restricted Cash

6.	Debt

7.	Leases

8.	Shareholders’ Equity

9.	Benefit Plans

10.	Income Taxes

11.	Related Party Transactions

12.	Commitments and Contingencies

13.	Quarterly Financial Information (Unaudited)

14.	Pro forma disposition of fye business

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Trans World Entertainment Corporation and subsidiaries (“the Company”) operates in two reportable segments: fye and etailz.  The fye segment is a specialty retailer of entertainment products, including trend, video, music, electronics and related products in the United States.  The fye segment operates a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com.  As of February 1, 2020, the fye segment operated 200 stores totaling approximately 1.1 million square feet in the United States, the District of Columbia and the U.S. Virgin Islands.  The etailz segment is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace.

Recent Developments: On February 20, 2020, the Company consummated the sale of substantially all of the assets of and certain of the liabilities relating to fye to a subsidiary of 2428391 Ontario Inc. o/a Sunrise Records (“Sunrise Records”)  pursuant to an Asset Purchase Agreement (as amended by the Amendment, the “Asset Purchase Agreement”) dated January 23, 2020, by and among Trans World Entertainment Corporation, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records. (the “FYE Transaction”).

All of our financial information for fiscal 2019 includes the fye segment.  For pro forma information, see Note 13 of the Notes to the Consolidated Financial Statements.

In addition, as referenced herein, subsequent to year end, the Company restructured its debt, including the paydown of its existing credit facility with Wells Fargo, entered into a new credit facility with Encina, as well as a new subordinated debt agreement.

Also, as a direct result of COVID-19, most of our employees are working remotely. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets, which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

Liquidity:  The Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations.  Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

The Company incurred net losses of $58.7 million and $97.4 million for the years ended February 1, 2020 and February 2, 2019, respectively, and has an accumulated deficit of $109.0 million at February 1, 2020.  In addition, net cash used in operating activities for the year ended February 1, 2020 was $15.8 million.

Index
The Company experienced negative cash flows from operations during fiscal 2019 and 2018 and we expect to incur net losses in 2020.

The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition etailz as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.  As a result, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K.   In addition, the proceeds from the PPP Loan are subject to audit and there is a risk of repayment.

At February 1, 2020, we had cash and cash equivalents of $3.0 million, net working capital of $22.1 million, and outstanding borrowings of $13.1 million on our revolving credit facility, as further discussed below. This compares to $4.4 million in cash and cash equivalents and net working capital of $65.9 million and no outstanding borrowings on our revolving credit facility at February 2, 2019.

In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”).  As of February 1, 2020, the Company had borrowings of $13.1 million under the Credit Facility and as of February 2, 2019 the Company did not have any borrowings under the Credit Facility.  Peak borrowings under the Credit Facility during fiscal 2019 and fiscal 2018 were $35.9 million and $35.7 million, respectively.  As of February 1, 2020 and February 2, 2019, the Company had no outstanding letters of credit. The Company had $12 million and $41 million available for borrowing under the Credit Facility as of February 1, 2020 and February 2, 2019, respectively.

On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility through proceeds received from the sale of the fye business and borrowings under the New Credit Facility, as further discussed below, and the Credit Facility is no longer available to the Company.

New Credit Facility
On February 20, 2020, etailz Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”),, as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “ New Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the New Credit Facility in order to satisfy the remaining obligations of the Company under the aforementioned Credit Facility.

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

Index
Subordinated Debt Agreement

On March 30, 2020, the Company and etailz (the “Loan Parties”) entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). Pursuant to the Amendment, among other things, (i) the Company was added as “Parent” under the Amended Loan Agreement, (ii) the Company granted a first priority security interest in substantially all of the assets of the Company, including inventory, accounts receivable, cash and cash equivalents and certain other collateral, and (iii) the Loan Agreement was amended to (a) permit the incurrence of certain subordinated indebtedness under the Subordinated Loan Agreement (as defined below) and (b) limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to etailz with a scheduled maturity date of May 22, 2023.

Paycheck Protection Program
On April 17, 2020, etailz received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between etailz and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,975.55 commencing on November 10, 2020. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount.

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

Furthermore, broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the NASDAQ Capital Market, it may also limit our ability to raise additional funds.

The consolidated financial statements for the fiscal year ended February 1, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation: The consolidated financial statements consist of Trans World Entertainment Corporation, its wholly owned subsidiaries, Trans World NY Sub, Inc. (f/k/a Record Town, Inc.) and its subsidiaries, and etailz, Inc.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory and return costs; valuation of goodwill and long-lived assets,  income taxes, accounting for gift card liabilities, retirement plan obligation, and other long-term liabilities that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Index
Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31.  Fiscal 2019 and fiscal 2018 ended February 1, 2020 and February 2, 2019, respectively. Both fiscal years were 52 week periods.

Concentration of Business Risks: The fye segment purchases inventory from approximately 460 suppliers.  In fiscal 2019, 38% of fye purchases were made from ten suppliers including Universal Studio Home Entertainment, Paramount Video , Buena Vista Home Video, SONY Music, Twentieth Century Fox Home Entertainment, Warner/Elektra/Atlantic, Universal Music Group Distribution, Funko LLC, Warner Home Video, and Alliance Entertainment.

The etailz segment purchases various inventory from numerous suppliers and does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis.  Historically, the etailz segment has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

etailz generates substantially all its revenue through the Amazon Marketplace.  Therefore, the segment depends in large part on its relationship with Amazon for its continued growth. In particular, the etailz segment depends on its ability to offer products on the Amazon Marketplace and on its timely delivery of products to customers.

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

Accounts Receivable: Accounts receivable for the fye segment are primarily comprised of receivables from commissions due from third parties. For the etailz segment, accounts receivable are comprised of receivables due from Amazon. There are no provisions for uncollectible amounts from retail sales of merchandise inventory since payment is received at the time of sale.

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. In the current year, the Company recorded an inventory adjustment to net realizable value based on the sale of its fye inventory after the balance street date, which was for $12.7 million. Inventory valuation requires significant judgment and estimates, including obsolescence, shrink and any adjustments to net realizable value, if market value is lower than cost. The Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. The provision for inventory shrink is estimated as a percentage of store sales for the period from the last date a physical inventory was performed to the end of the fiscal year.  Such estimates are based on historical results and trends, and the shrink results from the last physical inventory.  Physical inventories are taken at least annually for all stores and the distribution center throughout the year, and inventory records are adjusted accordingly.

Index
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

As a result of the annual impairment review, the Company performed its impairment test over goodwill.  During fiscal 2018, based on the Company’s annual impairment test, it was determined that the goodwill balance was fully impaired, and the Company recognized an impairment loss of $39.2 million.

Long-Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs.  For the purpose of the asset impairment test, the fye segment has two asset groupings – corporate and store level assets. For the purposes of the asset impairment test, the etailz segment has one asset grouping, which is the same as the etailz reporting unit level.

During fiscal 2019 and fiscal 2018, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected sales that triggering events had occurred in each respective fiscal year, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the fye long-lived assets for impairment was required.  Long-lived assets, primarily at the Company’s retail store locations, as well as certain fixed assets at the corporate location, consisting of the home office and the Albany distribution center, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2019 and fiscal 2018, resulting in the recording of asset impairment charges of $23.2 million and $1.9 million, respectively. Based on the fair value as determined attributable to the fixed assets and operating lease right-of-use assets in contemplation of the sale of the fye segment, it was determined that the fixed assets and operating lease right-of-use assets were fully impaired, as of February 1, 2020.

Index
During fiscal 2019 and fiscal 2018, the Company concluded, based on continued operating losses for the etailz segment that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the etailz fixed assets and intangible assets for impairment was required.  For fiscal 2019, intangible assets related to vendor relationships were fully impaired resulting in the recognition of asset impairment charges of $0.8 million. For fiscal 2018, fixed assets related to internally developed technology at etailz were written down to their estimated fair values resulting in the recognition of asset impairment charges of $2.1 million and  intangible assets related to technology and vendor relationships were written down to their estimated fair values resulting in the recognition of asset impairment charges of $16.4 million.

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

Commitments and Contingencies: The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.  During the fourth quarter of fiscal 2019, the Company recognized a charge of $0.4 million related to litigation (see Note 12).

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

Membership Fee Revenue
The Company recognizes membership fee revenue over the term of the membership, which is typically 12 months for the Company’s Platinum Backstage Pass membership, and 24 months for the Company’s Backstage Pass VIP membership. For the Company’s Platinum Backstage Pass program, the contractual term of the program is 12 months, in which revenue is recognized over that service period. For the Company’s Backstage Pass VIP program, the term of the program is indefinite until a customer cancels the membership. The Company estimates 24 months as the service period based on historical cancellation patterns and recognizes revenue over that service period. Membership in each program provides customers with merchandise discounts and exclusive member-only offers. Total membership fees related to the loyalty programs collected in advance, net of estimated refunds, were as follows: cash received from customers during fiscal 2019 and 2018 was $13.0 million and $13.7 million, respectively. Membership fee revenue recognized was $13.3 million and $15.0 million during fiscal 2019 and 2018, respectively, and recognized on a straight-line basis over the service period. The remaining performance obligation associated with the membership programs was $4.6 million and $4.8 million as of the end of fiscal 2019 and fiscal 2018, respectively. Membership fee revenue is included in Net Sales in the Company’s Consolidated Statements of Operations. Deferred membership revenue is included in Deferred Revenue in the Company’s Consolidated Balance Sheets.

Index
Other Revenue
The Company recognizes revenue related to commissions earned from third parties. The Company assesses the principal versus agent considerations depending on control of the good or service before it is transferred to the customer. As the Company is the agent and does not have control of the specified good or service, the Company recognizes the fee or commission to which the Company expects to be entitled for the agency service. Commissions earned from third parties were $3.7 million and $5.0 million during fiscal 2019 and fiscal 2018, respectively, and are included in Other Revenue in the Company’s Consolidated Statements of Operations.

Gift Cards
The Company offers gift cards for sale, which is included in deferred revenue in the Consolidated Balance Sheets. When gift cards are redeemed at the store level, revenue is recorded, and the related liability is reduced.  Breakage is estimated based on proportion to the pattern of rights exercised by the customer. The Company has the ability to reasonably and reliably estimate the gift card liability based on historical experience with redemption rates associated with a large volume of homogeneous transactions. The Company issued $1.5 million and $1.9 million in gift cards for fiscal 2019 and fiscal 2018, respectively. The Company recognized in revenue for redeemed gift cards of $1.4 million and $1.9 million for fiscal 2019 and fiscal 2018, respectively. The Company recorded breakage on its gift cards for both fiscal 2019 and fiscal 2018 in the amount of $0.2 million.  Gift card breakage is recorded as Other Revenue in the Company’s Consolidated Statements of Operations. The remaining performance obligation associated with our gift cards was $1.9 million and $2.0 million as of the end of fiscal 2019 and fiscal 2018, respectively.

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

Selling, General and Administrative Expenses (SG&A): Included in SG&A expenses are payroll and related costs, store operating costs, occupancy charges, Amazon fees, professional and service fees, general operating and overhead expenses and depreciation charges (excluding those related to distribution operations).  Selling, general and administrative expenses also include fixed asset write offs associated with store closures, if any, and miscellaneous income and expense items, other than interest.

Advertising Costs and Vendor Allowances: The fye segment often receives allowances from its vendors to fund in-store displays, print and radio advertising, and other promotional events.  Vendor advertising allowances which exceed specific, incremental and identifiable costs incurred in relation to the advertising and promotions offered by the Company to its vendors are classified as a reduction in the purchase price of merchandise inventory.  Accordingly, advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Total advertising expense, excluding vendor allowances, was $1.7 million and $2.2 million in fiscal 2019 and fiscal 2018, respectively. In the aggregate, vendor allowances supporting the fye segment’s advertising and promotion are included as a reduction of SG&A expenses, and reimbursements of such costs were $1.7 million and $2.1 million in fiscal 2019 and 2018, respectively.  Advertising costs for the etailz segment primarily consist of Amazon marketing expenses which were $0.9 million and $1.7 million in fiscal 2019 and fiscal 2018, respectively.

Lease Accounting: Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options.  Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets.

Index
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

Prior to February 3, 2019, leases were accounted for under Accounting Standards Codification (ASC) Subtopic 840, Leases. The Company’s calculation of straight-line rent expense includes the impact of escalating rents for the lease period and includes any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company accounts for step rent provisions, escalation clauses and other lease concessions by recognizing these amounts on a straight-line basis over the initial lease term. The Company capitalizes leasehold improvements funded by tenant improvement allowances, depreciating them over the term of the related leases. The tenant improvement allowances are recorded as deferred rent within other long-term liabilities in the Consolidated Balance Sheets and are amortized as a reduction in rent expense over the life of the related leases.

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

Comprehensive Loss: Comprehensive loss consists of net loss and a pension actuarial income (loss) adjustment that is recognized in other comprehensive income (loss) (see Note 9).

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

Index
Reverse Stock Split: On August 15, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-twenty pursuant to a Certificate of Amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of New York. The reverse stock split was reflected on the Nasdaq Capital Market (“Nasdaq”) beginning with the opening of trading on August 15, 2019. The primary purpose of the reverse stock split, which was approved by the Company’s stockholders at the Company’s Annual Stockholders Meeting on June 27, 2019, was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq.  Pursuant to the reverse stock split, every twenty shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. Unless otherwise indicated, all share and per share amounts of the common stock included in the accompanying Consolidated Financial Statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital. Amounts of common stock resulting from the reverse stock split were rounded up to the nearest whole share.  The reverse stock split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying outstanding stock options, and the Company’s equity incentive plans were proportionately adjusted.

Loss Per Share: Basic and diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period.  During fiscal 2019 and fiscal 2018, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share for fiscal 2019 and fiscal 2018 was the same.  Total anti-dilutive stock awards for both fiscal 2019 and fiscal 2018 were approximately 100 thousand.

Fair Value of Financial Instruments: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value, as follows:

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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards. The Company had no Level 3 financial assets or liabilities at February 1, 2020 or at February 2, 2019.

Segment Information: The Company operates in two reportable segments: fye and etailz.   Operating loss by operating segment, is defined as loss from operations, excluding interest expense, other (loss) income, and income taxes.   The following balances by reportable segment were as follows:

Index
(amounts in thousands)	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 2, 2019
Total Revenue
fye	$192,719	$231,290
etailz	133,216	186,900
Total Company	$325,935	$418,190

Gross Profit
fye	$65,706	$89,259
etailz	30,393	38,815
Total Company	$96,099	$128,074

Depreciation and amortization
fye	$9,166	$4,627
etailz	2,297	4,489
Total Company	$11,463	$9,116

Asset impairment charges
fye	$23,218	$1,946
etailz	765	57,712
Total Company	$23,983	$59,658

Loss From Operations
fye	$(50,770)	$(24,455)
etailz	(6,405)	(72,351)
Total Company	$(57,175)	$(96,806)

Merchandise Inventory
fye	$50,122	$69,785
etailz	17,836	25,057
Total Company	$67,958	$94,842

Total Assets
fye	$69,395	$101,785
etailz	28,411	36,228
Total Company	$97,806	$138,013

Accounts Payable
fye	$18,292	$28,545
etailz	5,828	5,784
Total Company	$24,120	$34,329

Other Long Term Liabilities
fye	$22,089	$24,789
etailz	-	78
Total Company	$22,089	$24,867

Capital Expenditures
fye	$1,222	$1,242
etailz	1,601	2,447
Total Company	$2,823	$3,689

Index
Note 2.  Recently Adopted and Issued Accounting Pronouncements

During the fiscal ended February 1, 2020, the Company adopted the following accounting pronouncements.

Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  Lessees are required to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a frontloaded expense pattern (similar to capital leases under the prior accounting standard).

The Company adopted this new accounting standard on February 3, 2019 on a modified retrospective basis and applied the new standard to all leases greater than one year.  As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for fiscal 2018. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes the ability to carry forward the existing lease classification and to use hindsight when determining lease term. The Company does not engage in any Lessor transactions, and as a Lessee, the Company does not have any finance leases.  As a result, the new standard had a material impact on the consolidated balance sheet but did not materially impact the Company’s consolidated operating results and did not materially impact the Company’s cash flows.

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

The Company elected the short-term lease exemption permitted under the lease standard. As such, the Company does not record leases with an initial term of 12 months or less on the balance sheet but continue to expense them on a straight-line basis over the lease term.  As of February 1, 2020, 153 leases were short-term in nature and were exempt from being recorded on the balance sheet.

Index
During fiscal 2019, the Company concluded, based on continued operating losses within the fye segment driven by lower than expected third quarter sales that triggering events had occurred, and an evaluation of the fye operating lease right-of-use asset for impairment was required.  Operating lease right-of-use assets, primarily at the Company’s retail store locations, where impairment was determined to exist were written down to their estimated fair values as of the end of fiscal 2019, resulting in the recording of asset impairment charges of $18.5 million.  Estimated fair values at these locations were determined based on a measure of discounted future cash flows over the remaining lease terms at the respective locations.  Future cash flows were estimated based on individual store and corporate level plans and were discounted at a rate approximating the Company’s cost of capital.  Management believes its assumptions were reasonable and consistently applied.

Index
As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on consolidated balance sheet as of February 3, 2019:

	Impact of Change in Accounting Policy
	As Reported February 2, 2019	Adjustments	Adjusted February 3, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,355	$-	$4,355
Restricted cash	4,126	-	4,126
Accounts receivable	5,383	-	5,383
Merchandise inventory	94,842	-	94,842
Prepaid expenses and other current assets	6,657	(748)	5,909
Total current assets	115,363	(748)	114,615

Restricted cash	5,745	-	5,745
Fixed assets, net	7,529	-	7,529
Operating lease right-of-use assets	-	28,044	28,044
Intangible assets, net	3,668	-	3,668
Other assets	5,708	-	5,708
TOTAL ASSETS	$138,013	$27,296	$165,309

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$34,329	$-	$34,329
Accrued expenses and other current liabilities	8,132	(1,319)	6,813
Deferred revenue	6,955	-	6,955
Current portion of operating lease liabilites	-	9,064	9,064
Total current liabilities	49,416	7,745	57,161

Operating lease liabilities	-	22,728	22,728
Other long-term liabilities	24,867	(3,177)	21,690
TOTAL LIABILITIES	74,283	27,296	101,579

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,221,834 shares issued)	32	-	32
Additional paid-in capital	344,826	-	344,826
Treasury stock at cost (1,408,892, 1,408,892 and 1,407,831 shares, respectively)	(230,166)	-	(230,166)
Accumulated other comprehensive loss	(735)	-	(735)
Accumulated deficit	(50,227)	-	(50,227)
TOTAL SHAREHOLDERS’ EQUITY	63,730	-	63,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,013	$27,296	$165,309

Index
Compensation – Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which is intended to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost in an entity’s financial statements by requiring the service cost component be disaggregated from other components of net benefit costs and presented in the same line item or items as other compensation costs for the employees. Additionally, only the service cost component of net benefit cost is eligible for capitalization when applicable. ASU 2017-07 was effective for the Company’s fiscal year beginning February 3, 2019.  This standard did not have a material effect on the Company’s consolidated financial statements.

Compensation – Stock Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 was effective for the Company for interim and annual periods in fiscal year beginning February 3, 2019.  This standard did not have a material effect on the Company’s consolidated financial statements.

Revenue Recognition
In June 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  On February 4, 2018, the Company adopted Topic 606 using the modified retrospective approach.  The new standard states that revenue is recognized when performance obligations are satisfied by transferring goods or services to the customer in an amount that the entity expects to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of the Company’s revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through the stores or when merchandise purchased through our e-commerce websites is shipped to a customer. Revenues do not include sales taxes or other taxes collected from customers. The Company has arrangements with customers where the performance obligations are satisfied over time, which primarily relate to the loyalty programs and gift card liabilities. The adoption of Topic 606 impacted the timing of revenue recognition for gift card breakage. Prior to adoption of Topic 606, gift card breakage was recognized at the point gift card redemption became remote. In accordance with the Topic 606, the Company recognizes gift card breakage in proportion to the pattern of rights exercised by the customer.  The adoption of Topic 606 also impacted presentation of the Consolidated Balance Sheets related to sales return reserves to be recorded on a gross basis, consisting of a separate right of return asset and liability.   The Company’s evaluation of Topic 606 included a review of certain third-party arrangements to determine whether the Company acts as principal or agent in such arrangements, and such evaluation did not result in any material changes in gross versus net presentation as a result of the adoption of the new standard. The cumulative effect of initially applying Topic 606 was a $0.3 million increase to the opening balance of inventory, a $0.3 million increase to the opening balance of accrued expenses and other liabilities, a $0.5 million increase to the opening balance of deferred revenue, and a $0.5 million decrease to the opening balance of retained earnings as of February 4, 2018

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost. The model replaces the probable, incurred loss model for those assets and instead, broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. ASU No. 2016-13 is effective beginning in the first quarter of fiscal 2020. Early adoption is permitted. We will adopt this standard in the first quarter of Fiscal 2020. We have evaluated the impact of this new standard on the consolidated financial statements which is immaterial.

Index
In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework— Changes to the Disclosure Requirements for Defined Benefit Plans”, which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. This standard will be effective for public entities for fiscal years beginning after December 15, 2020, however early adoption is permitted. We are currently evaluating the impact of this new standard on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the enacted changes in tax laws or rates. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption is permitted. We are currently evaluating the impact of this new standard on the consolidated financial statements.

Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Note 3. Goodwill and Other Intangible Assets

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment if circumstances indicate that the carrying amount may not be recoverable.

During fiscal 2019, the Company fully impaired its vendor relationships and the Company recognized an impairment loss of $0.8 million.

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

The Company continues to amortize certain vendor relationships, technology, and trade names and trademarks that have finite lives.

Index
Identifiable intangible assets as of February 1, 2020 consisted of the following:

(amounts in thousands)	February 1, 2020
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Vendor Relationships	120	$19,100	$4,513	$14,587	$-
Technology	60	6,700	3,466	2,587	647
Trade names and trademarks	60	3,200	2,087	-	1,113
		$29,000	$10,066	$17,174	$1,760

The changes in net intangibles and goodwill from February 2, 2019 to February 1, 2020 were as follows:

(amounts in thousands)	February 2, 2019	Amortization	Impairment	February 1, 2020

Amortized intangible assets:
Vendor relationships	$880	$115	$765	$-
Technology	1,035	388	-	647
Trade names and trademarks	1,753	640	-	1,113
Net amortized intangible assets	$3,668	$1,143	$765	$1,760

The changes in net intangibles and goodwill from February 3, 2018 to February 2, 2019 were as follows:

(amounts in thousands)	February 3, 2018	Amortization	Impairment	February 2, 2019

Amortized intangible assets:
Vendor relationships	$16,612	$1,910	$13,822	$880
Technology	4,962	1,340	2,587	1,035
Trade names and trademarks	2,393	640	-	1,753
Net amortized intangible assets	$23,967	$3,890	$16,409	$3,668

Unamortized intangible assets:
Goodwill	$39,191	$-	$39,191	$-
Total unamortized intangible assets	$39,191	$-	$39,191	$-

Estimated amortization expense for the remaining useful lives of the intangible assets is as follows (amounts in thousands):

Fiscal Year	Amortization

2020	$1,028
2021	732
2022	-
2023	-
2024	-
Thereafter	-

Index
Note 4. Fixed Assets

Fixed assets consist of the following:

	February 1, 2020	February 2, 2019
(amounts in thousands)
Capitalized software	$2,388	$845
Fixtures and equipment	538	10,040
Leasehold improvements	45	6,836
Total fixed assets	2,971	17,721
Allowances for depreciation and amortization	(781)	(10,192)
Fixed assets, net	$2,190	$7,529

Depreciation expense included in fiscal 2019 and fiscal 2018 SG&A expenses within the Consolidated Statements of Operations were $3.3 million and $5.2 million, respectively.  The Company recorded $4.7 million and $4.1 million in fixed asset impairment during fiscal 2019 and fiscal 2018, respectively.

Note 5. Restricted Cash

As of February 1, 2020 and February 2, 2019, the Company had restricted cash of $5.9 million and $9.9 million, respectively.

Restricted cash balance at the end of fiscal 2019 consisted of $5.9 million rabbi trust, that resulted from the death of the Company’s former Chairman, of which $1.0 million was classified as restricted cash in current assets and $4.9 million was classified as restricted cash as a long-term asset.

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

During fiscal 2019, the $3.2 million earn-out escrow balance was returned to the Company as a result of etailz not achieving the prescribed earnings target, outlined in the amended etailz acquisition share purchase agreement, as amended.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	February 1, 2020	February 2, 2019
Cash and cash equivalents	$2,977	$4,355
Restricted cash	5,875	9,871
Total cash, cash equivalents and restricted cash	$8,852	$14,226

Index
Note 6.  Debt

Credit Facility
In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”).  The Credit Facility provided for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed.  The availability under the Credit Facility is subject to limitations based on receivables and inventory levels.  The principal amount of all outstanding loans under the Credit Facility together with any accrued but unpaid interest, are due and payable in January 2022, unless otherwise paid earlier pursuant to the terms of the Credit Facility.  Payments of amounts due under the Credit Facility are secured by the assets of the Company.

As of February 1, 2020, the Company had outstanding borrowings of $13.1 million under the Credit Facility and as of February 2, 2019 the Company did not have any outstanding borrowings under the Credit Facility.  Peak borrowings under the Credit Facility during fiscal 2019 and fiscal 2018 were $35.9 million and $35.7 million, respectively.  As of February 1, 2020 and February 2, 2019, the Company had no outstanding letters of credit. The Company had $12 million and $41 million available for borrowing under the Credit Facility as of February 1, 2020 and February 2, 2019, respectively.

On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility through proceeds received from the sale of the fye business and borrowings under the new etailz credit facility, as further discussed below, accordingly the Credit Facility is no longer available to the Company.

New Credit Facility
On February 20, 2020, etailz Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “ New Credit Facility”).  Concurrent with the sale of the fye business, the Company borrowed $3.3 million under the New Credit Facility to satisfy the remaining obligations of the Company under the aforementioned Credit Facility.

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

Interest under the New Credit Facility accrues, subject to certain terms and conditions under the Loan Agreement, at a LIBOR Rate or Base Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Loan Agreement, with the Applicable Margin for LIBOR Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%.

The New Credit Facility is secured by a first priority security interest in substantially all of the assets of etailz, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the New Credit Facility (collectively, the “Credit Facility Parties”) and by a first priority pledge by the Company of its equity interests in etailz.  The Company will provide a limited guarantee of etailz’s obligations under the New Credit Facility.

Among other things, the Loan Agreement limits etailz’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.  The Loan Agreement also requires etailz to comply with a financial maintenance covenant.

Index
The Loan Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Credit Facility Parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the New Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements.

On March 30, 2020, the Company and etailz (the “Loan Parties”) entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). Pursuant to the Amendment, among other things, (i) the Company was added as “Parent” under the Amended Loan Agreement, (ii) the Company granted a first priority security interest in substantially all of the assets of the Company, including inventory, accounts receivable, cash and cash equivalents and certain other collateral, and (iii) the Loan Agreement was amended to (a) permit the incurrence of certain subordinated indebtedness under the Subordinated Loan Agreement (as defined below) and (b) limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to etailz with a scheduled maturity date of May 22, 2023.

Interest on the Subordinated Loan accrues, subject to certain terms and conditions under the Subordinated Loan Agreement, at the rate of twelve percent (12.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Subordinated Loan.

The Subordinated Loan is secured by a second priority security interest in substantially all of the assets of the Loan Parties, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Subordinated Loan Agreement (collectively, the “Second Lien Credit Facility Parties”).  The Company will provide a limited guarantee of etailz’s obligations under the Subordinated Loan.

Among other things, the Subordinated Loan Agreement limits the Loan Parties’ ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

The Subordinated Loan Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Second Lien Credit Facility Parties taken as a whole and the occurrence of an uninsured loss to a material portion of collateral.

Index
Note 7.  Leases

During fiscal 2019, the Company conducted all of its operations from leased premises that include retail stores, distribution centers, and administrative offices.  At February 1, 2020, the Company leased 200 stores under operating leases.  In addition, the Company currently leases 2 distribution centers and 2 administrative offices.

The following table is a summary of the Company’s components of net lease cost for the thirteen- and fifty-two-week period ended February 1, 2020:

Index
		Thirteen Weeks Ended	Fifty-two Weeks Ended

(amounts in thousands)	Classification	February 1, 2020	February 1, 2020
Short-term operating lease cost	SG&A	$4,974	$15,017
Operating lease cost	SG&A	1,187	6,099
Variable lease cost	SG&A	210	579
Net lease cost		$6,371	$21,695

During the thirteen and fifty-two weeks ended February 2, 2019, the Company recorded minimum rentals of $6.4 million and $21.7 million, respectively, and did not record any contingent rentals. During fiscal 2018, minimum rent payments based on a store’s sales volume were $0.5 million.

As of February 1, 2020, the maturity of lease liabilities is as follows:

Operating Leases
(amounts in thousands)
2020	10,501
2021	7,312
2022	3,181
2023	2,278
2024	1,509
Thereafter	607
Total lease payments	25,388
Less: amounts representing interest	(2,615)
Present value of lease liabilities	$22,773

Lease term and discount rate are as follows:

As of February 1, 2020
Weighted-average remaining lease term (years)
Operating leases	2.4

Weighted-average discount rate Operating leases	5%

Other information:

Fiscal 2019
(amounts in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$8,918

As determined prior to the adoption of the new lease standard, the future minimum lease payments under operating leases in effect as of February 2, 2019 were as follows:

(amounts in thousands)
2019	$24,426
2020	8,393
2021	5,239
2022	1,881
2023	1,137
Thereafter	1,060
Total minimum lease payments	$42,136

Index
Effective with the sales of the fye segment all future obligations for store leases and the lease for the distribution center and administrative offices in Albany, NY were assumed by Sunrise Records, pursuant to the Asset Purchase Agreement.

Future minimum rental payments required under the remaining leases for the administrative office and distribution center in Spokane, Washington at February 1, 2020, are as follows (amounts in thousands):

(amounts in thousands)	Operating Leases
2020	$692
2021	724
2022	746
2023	766
2024	652
Thereafter	296
Total minimum lease payments	$3,876

Note 8.  Shareholders’ Equity

The Company classifies repurchased shares as treasury stock on the Company’s Consolidated Balance Sheet. There were no treasury stock repurchases during fiscal 2019 and fiscal 2018.

On August 15, 2019, we completed a 1-for-20 reverse stock split of our outstanding Common Stock. As a result of this stock split, our issued and outstanding Common Stock decreased from 36,291,620 to 1,814,581 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split.

No cash dividends were paid in fiscal 2019 and fiscal 2018.  The Company’s Credit Facility contained certain restrictions related to the payment of cash dividends, including limiting the amount of dividends to $5.0 million annually and not allowing borrowings under the amended facility for the six months before or six months after the dividend payment.

Note 9. Benefit Plans

401(k) Savings Plan

Each segment of the Company offers a 401(k) Savings Plan to eligible employees meeting certain age and service requirements.

The fye segment offers a 401(k) plan which permits participants to contribute up to 80% of their salary, including bonuses, up to the maximum allowable by IRS regulations.  The Company matches 50% of the first 6% of employee contributions after completing one year of service.  Participants are immediately vested in their voluntary contributions plus actual earnings thereon.  Participant vesting of the Company’s matching contribution is based on the years of service completed by the participant.  Participants are fully vested upon the completion of four years of service.  As of February 3, 2019, the fye segment suspended its matching contribution in response to one of the Company’s cost‑cutting initiatives.  The Trans World Entertainment Corporation 401(K) Plan for the fye segment was transferred to the acquiring company as part of the FYE Transaction pursuant to the terms of the Asset Purchase Agreement.

Index
The etailz segment offers a 401(k) plan, the etailz 401(K) Plan, which permits participants to contribute up to the maximum allowable by IRS regulations.  The Company matches 100% of the first 6% of employee contributions after completing one year of service. Participants are immediately vested in their voluntary contributions plus actual earnings thereon.  Participant vesting of the Company’s matching contribution is based on the years of service completed by the participant.  Participants are fully vested upon the completion of three years of service.  All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years.

Total expense related to the fye segment’s matching contributions was approximately $0 and $340,000 in fiscal 2019 and fiscal 2018, respectively.  Total expense related to the etailz segment’s matching contributions was approximately $303,000 and $297,000 in fiscal 2019 and fiscal 2018, respectively.

Stock Award Plans

As of February 1, 2020, there was approximately $0.3 million of unrecognized compensation cost related to stock option awards comprised of the following: $0.2 million was related to stock option awards listed in the table below and expected to be recognized as expense over a weighted average period of 1.2 years  and $0.1 million was related to restricted stock option awards expected to be recognized as expense over a weighted average period of 2.7 years.  The FYE Transaction in February 2020 constituted a change of control and vesting on all unvested options was accelerated. As a result, all of the unrecognized compensation expense was recognized in the first quarter of fiscal 2020.

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

Equity awards authorized for issuance under the New Plan total 250 thousand.  As of February 1, 2020, of the awards authorized for issuance under the Stock Award Plans, approximately 129 thousand were granted and are outstanding, 99 thousand of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan at February 1, 2020 were 213 thousand.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	2019	2018
Dividend yield	0%	0%
Expected stock price volatility	63.7-70.1%	50.5-54.0%
Risk-free interest rate	1.35%-1.62%	2.71%-3.01%
Expected award life ( in years)	5.64-6.98	5.64-6.98
Weighted average fair value per share of awards granted during the year	$4.46	$10.00

Index
The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Fair Value/ Exercise Price

Balance February 3, 2018	129,296	$32.00-$97.40	$61.20	8,921	$65.20
Granted	27,750	$19.60-$20.80	19.80	11,224	22.40
Cancelled/Forfeited	(18,125)	$19.60-$77.60	57.68	-	38.80
Exercised	-	-	-	(6,575)	-
Balance February 2, 2019	138,921	$19.60-$97.40	$55.00	13,571	$33.60
Granted	5,750	$3.51-$5.40	3.76	-	-

Cancelled/Forfeited	(15,475)	$34.60-$95.40	57.68	-	-
Exercised	-	-	-	(3,626)	5.66
Balance February 1, 2020	129,196	$3.51-$97.40	$52.11	9,945	$36.75

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of February 1, 2020, all stock awards outstanding and exercisable had a grant price higher than the market price of the stock and had no intrinsic value.

During fiscal 2019, the Company recognized approximately $40 thousand in expenses for deferred shares issued to non-employee directors.  During fiscal 2018, the Company recognized approximately $79 thousand in expenses for deferred shares issued to non-employee directors.  There were no exercises of non-restricted stock options during fiscal 2019 and fiscal 2018.

In connection with the acquisition of etailz, the Company issued 78,628 restricted shares of Company common stock to a key etailz employee, with a grant date fair value of $71.20 per share, as adjusted for the reverse stock split.  These shares vested ratably through January 2019 and were fully amortized in fiscal 2018.  Total expense related to these shares was $2.4 million in fiscal 2018.  The Company recognized a total of $5.6 million of compensation cost related to these restricted shares.

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

For fiscal 2019 and 2018, net periodic benefit cost recognized under both plans totaled approximately $0.6 million in each fiscal year.  The accrued pension liability for both plans was approximately $17.5 million and $18.3 million at February 1, 2020 and February 2, 2019, respectively, and is recorded within other long-term liabilities on the Consolidated Balance Sheets.   The accumulated benefit obligation for both plans was $17.7 million and $18.4 million as of the fiscal years ended February 1, 2020 and February 2, 2019, respectively.

Index
The following is a summary of the Company’s defined benefit pension plans as of each fiscal year-end:

 Obligation and Funded Status:

(amounts in thousands)	February 1, 2020	February 2, 2019
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$17,476	$18,334
Service cost	55	56
Interest cost	568	560
Actuarial loss (gain)	773	(275)
Benefits paid	(1,199)	(1,199)
Benefit obligation at end of year	$17,673	$17,476

Fair value of plan assets at end of year	$-	$-

Funded status	$(17,673)	$(17,476)
Unrecognized net actuarial loss (gain)	529	(263)
Accrued benefit cost	$(17,144)	$(17,739)

Amounts recognized in the Consolidated Balance Sheets consist of:

	February 1, 2020	February 2, 2019
(amounts in thousands)
Current liability	$(1,199)	$(1,199)
Long term liability	(17,247)	(16,002)
Accumulated other comprehensive loss (income)	773	(275)
Net amount recognized	$(17,673)	$(17,476)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

 Net Periodic Benefit Cost:

	Fiscal Year
	2019	2018
Service cost	$55	$56
Interest cost	568	560
Amortization of actuarial net gain	(20)	(19)
Net periodic benefit cost	$603	$597

Index
Other Changes in Benefit Obligations Recognized in Other Comprehensive Loss:

	2019	2018
Net prior service cost recognized as a component of net periodic benefit cost	$-	$-
Net actuarial loss (gain) arising during the period	744	(263)
	744	(263)
Income tax effect	-	-
Total recognized in other comprehensive loss	$744	$(263)
Total recognized in net periodic benefit cost and other comprehensive loss	$1,341	$334

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of February 1, 2020 and February 2, 2019 and the tax effect are summarized below.

(amounts in thousands)	February 1,	February 2,
	2020	2019
Net unrecognized actuarial loss (gain)	$744	$(263)
Other actuarial adjustments	(365)	(102)
Accumulated other comprehensive loss (income)	$379	$(365)
Tax expense	1,100	1,100
Accumulated other comprehensive loss	$1,479	$735

	Fiscal Year
	2019	2018
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.31%	3.37%
Salary increase rate	0.00%	3.00%
Measurement date	Jan 31, 2020	Jan 31, 2019

	Fiscal Year
	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.31%	3.61%
Salary increase rate	N/A	3.00%

The discount rate is based on the rates implicit in high-quality fixed-income investments currently available as of the measurement date.  The Citigroup Pension Discount Curve (CPDC) rates are intended to represent the spot rates implied by the high-quality corporate bond market in the U.S.  The projected benefit payments attributed to the projected benefit obligation have been discounted using the CPDC mid-year rates and the discount rate is the single constant rate that produces the same total present value.

Index
The following benefit payments over the next ten years are expected to be paid:

Year	Pension Benefits
(amounts in thousands)
2020	1,184
2021	1,184
2022	1,149
2023	1,149
2024	1,149
2025 – 2029	6,504

Note 10.  Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2019	2018
(amounts in thousands)
Federal - current	$-	$-
State - current	316	80
Income tax expense	$316	$80

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2019	2018
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax effect	(0.5%)	(0.3%)
Change in Valuation Allowance	(21.0%)	(12.5%)
Cash surrender value - insurance / benefit program	0.1%	---%
Goodwill Impairment	---%	(8.5%)
Contingent consideration	---%	0.1%
Other	(0.1%)	0.1%
Effective tax rate	(0.5%)	(0.1%)

The Other category is comprised of various items, including the impacts of non-deductible entertainment, penalties and parking benefits and the refundable portion of the federal alternative minimum tax carryover credit.

Significant components of the Company’s deferred tax assets are as follows:

Index
	February 1, 2020	February 2, 2019
(amounts in thousands)
DEFERRED TAX ASSETS
Accrued Expenses	$1,783	$559
Inventory	$32	$-
Retirement and compensation related accruals	5,888	6,001
Fixed assets	6,470	6,463
Federal and state net operating loss and credit carry forwards	83,562	75,117
Real estate leases, included deferred rent	5,712	1,973
Losses on investment	896	584
Others	549	556
Gross deferred tax assets before valuation allowance	104,892	91,253
Less: valuation allowance	(104,556)	(90,161)
Total deferred tax assets	$336	$1,092

DEFERRED TAX LIABILITIES
Intangibles	$(336)	$(922)
Inventory	-	(170)
Total deferred tax liabilities	$(336)	$(1,092)

NET DEFERRED TAX ASSET	$-	$-

The Company, at the end of fiscal 2019, has a net operating loss carryforward of $288.1 million for federal income tax purposes which will expire at various times throughout 2039 with a portion being available indefinitely.  The Company has approximately $280.2 million of net operating loss carryforward for state income tax purposes as of the end of fiscal 2019 that expire at various times through 2039 and are subject to certain limitations and statutory expiration periods.  The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized.   The Company has federal tax credit carryforwards of $0.5 million which will expire in 2026.  The Company has state tax credit carryforwards of $1.1 million, of which $0.2 million will expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.  Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.   Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets.  As of February 1, 2020, the valuation allowance increased to $104.6 million from $90.2 million at February 2, 2019.   Management will continue to assess the valuation allowance against the gross deferred assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below.  Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

Index
	Fiscal Year
	2019	2018
(amounts in thousands)
Unrecognized tax benefits at beginning of year	$1,930	$1,930
Increases in tax positions from prior years	-	-
Decreases in tax positions from prior years	-	-
Increases in tax positions for current years	-	-
Settlements	-	-
Lapse of applicable statute of limitations	-	-
Unrecognized tax benefits at end of year	$1,930	$1,930

As of February 1, 2020, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized.  While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2013.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Operations.  During fiscal 2019, the Company accrued a provision for interest expense of $0.2 million.  As of February 1, 2020, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $3.5 million, including accrued interest and penalties of $2.7 million.

The Tax Cuts and Jobs Act also repeals the Corporation Alternative Minimum Tax (“AMT”) for tax years beginning after December 31, 2017.  Any AMT carryover credits will be refundable starting in the 2018 tax year, remaining credit will be fully refundable in 2021.

Note 11.  Related Party Transactions

Prior to the consummation of the FYE Transaction, the Company leased its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest shareholder.  The distribution center/office lease commenced on January 1, 2016 and expires on December 31, 2020.

Under the lease accounted for as an operating lease, the Company paid $1.2 million in both fiscal 2019 and fiscal 2018, which were included in selling, general and administrative expenses in the Statement of Operations.   As of February 1, 2020, the Company owed $1.1 million on the operating lease liability, which is included in the current portion of operating lease liabilities in the Balance Sheet. Under the terms of the lease agreement, the Company is responsible for property taxes and other operating costs with respect to the premises.

On February 20, 2020, as part of the FYE Transaction, the Company assigned the rights and obligations of the lease to the acquiror.

Index
Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement, pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to etailz with a scheduled maturity date of May 22, 2023, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and etailz;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by etailz and/or its equity interest in etailz; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to (i) amending the Articles of Incorporation of the Company to set the size of the Board of Directors of the Company (the “Board”) at three directors and (ii) the designation, election, removal, and replacement of members of the Board.

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

Index
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

Store Manager Class Actions
There are two pending class actions.  The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”).  The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide.  It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers (“SAMs”) nationwide, and that both SMs and SAMs worked “off-the-clock.”  It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs.  The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”).  The Roper Action also asserts a nationwide misclassification claim on behalf of SMs.  Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

The Company has reached a preliminary settlement with the plaintiffs for both store manager class actions.  The Company reserved $0.4 million for the settlement as of February 2, 2020.

Note 13. Sale of fye Business (Unaudited)

The following unaudited pro forma condensed consolidated statements of operations for the years ended February 1, 2020  and February 2, 2019 present the Company’s results of operations as adjusted to give effect to the FYE Transaction as if it had occurred at the beginning of the period. The accompanying unaudited pro forma condensed consolidated balance sheet as of February 1, 2020 presents the Company’s financial position as if the FYE Transaction had occurred on February 1, 2020. The unaudited pro forma condensed consolidated balance sheet as of February 1, 2020 reflects the elimination of the certain assets and liabilities of the fye business, the elimination of all intercompany accounts, the inclusion of the net proceeds from the FYE Transaction, the application of such net proceeds to repay certain outstanding debt, and the recognition of the estimated loss from the FYE Transaction.

The unaudited pro forma information below is provided for information purposes only and is not necessarily indicative of what the actual financial position or results of operations of the Company would have been had the transaction actually occurred on the dates indicated, nor does it purport to indicate the future financial position or results of operations of the Company. The pro forma adjustments are based upon available information and assumptions believed to be reasonable in the circumstances. There can be no assurance that such information and assumptions will not change from those reflected in the unaudited pro forma condensed financial statements and notes thereto.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(Dollars in thousands)

	Historical
	Trans World Entertainment Corp.				Pro forma combined
	As of February 1, 2020	Disposition of fye Business (Note i)	Pro forma adjustments		As of February 1, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,977	$-	$-		$2,977
Restricted cash	950	-	-		950
Accounts receivable	4,201	(62)	-		4,139
Merchandise inventory	67,958	(50,122)	-		17,836
Prepaid expenses and other assets	3,979	(1,005)	-		2,974
Total current assets	80,065	(51,189)	-		28,876

Restricted cash	4,925	-	-		4,925
Fixed assets, net	2,190		-		2,190
Operating lease right-of-use assets	3,311		-		3,311
Goodwill	-	-	-		-
Intangible assets, net	1,760	-	-		1,760
Other assets	5,555	-	-		5,555
TOTAL ASSETS	$97,806	(51,189)	-		46,617

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$24,120	(9,674)	-		$14,446
Short-term borrowings	13,149	-	(11,778)	(ii)	1,371
Accrued expenses and other current liabilities	4,479	(958)	-		3,521
Deferred revenue	6,681	(6,681)	-		-
Current portion of operating lease liabilities	9,510	(8,976)	-		534
Total current liabilities	57,939	(26,289)	(11,778)		19,872

Operating lease liabilites	13,263	(11,059)	-		2,204
Other long-term liabilites	22,089	(2,063)	-		20,026
TOTAL LIABILITIES	93,291	(39,411)	(11,778)		42,102

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-		-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,225,627 shares issued)	32	-	-		32
Additional paid-in capital	345,102	-	-		345,102
Treasury stock at cost (1,409,316 shares)	(230,169)	-	-		(230,169)
Accumulated other comprehensive loss	(1,479)	-	-		(1,479)
(Accumulated deficit) Retained earnings	(108,971)	(11,778)	11,778		(108,971)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	4,515	(11,778)	11,778		4,515
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$97,806	$(51,189)	$-		$46,617

Index
Notes:

(i)
Represents the elimination of certain assets of the fye business sold to the Purchaser and certain liabilities of the fye business assumed by the Purchaser, which is consistent with the terms of the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the Company will retain liabilities and obligations of the fye business not assumed by the Purchaser, including liabilities relating to pending lawsuits (including pending store manager class actions) and liabilities with respect to severance obligations for employees not transferred to the Purchaser. Below represents a reconciliation of previously disclosed fye segment assets and liabilities to the certain assets sold and liabilities assumed by the Purchaser.

fye segment assets as of February 1, 2020	$69,395
Less assets not sold:
Cash and cash equivalents	(2,661)
Restricted cash	(5,875)
Accounts receivable	(1,866)
Prepaid expenses and other current assets	(2,432)
Other assets	(5,372)
fye business assets sold	$51,189

fye segment liabilities as of February 1, 2020	$82,767
Less liabilities not assumed:
Accounts payable	(8,099)
Short-term borrowings	(13,149)
Accrued expenses and other current liabilities	(2,737)
Other long-term liabilities	(20,024)	(a)
Operating lease liabilities	653
fye business liabilities assumed	$39,411

(a)
Other long-term liabilities consist of the Company’s Supplemental Executive Retirement Plan in the amount of $16.5 million and liabilities for uncertain tax positions in the amount of $3.5 million and certain other liabilities

(ii)	Represents the estimated net proceeds of the transaction used to pay down short-term borrowings, as required under the Company’s existing credit facility.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Historical
	Trans World Entertainment Corp.				Pro forma combined
	As of February 1, 2020	Disposition of fye Business (Note i)	Pro forma adjustments		As of February 1, 2020
Net sales	$321,993	$(188,777)	$-		$133,216
Other revenue	3,942	(3,942)	-		-
Total revenue	325,935	(192,719)	-		133,216

Cost of sales	229,836	(127,013)	-		102,823
Gross profit	96,099	(65,706)			30,393
					-
Selling, general and administrative expenses	129,291	(93,258)	8,591	(ii)	44,624
Asset impairment charges	23,983	(23,218)	-		765
Loss from operations	(57,175)	50,770	(8,591)		(14,996)

Interest expense	884	(884)	(647)	(iii)	(647)
Other loss (income)	364	(364)	-		-

Loss before income taxes	(58,423)	52,018	(7,944)		(14,349)
Income tax expense	321	(277)	-		44
Net loss	$(58,744)	$52,295	$(7,944)		$(14,393)

BASIC AND DILUTED LOSS PER SHARE:
Basic and dilluted income per common share	$(32.35)				$(7.93)

Weighted average number of common shares outstanding - basic and diluted	1,816				1,816

Notes:

(i)	The elimination of the operating results of the fye business for the period presented, which is consistent with the terms of the Asset Purchase Agreement.
(ii)	Represents the corporate level expenses of the parent company, which primarily consist of executive compensation and professional fees.
(iii)	Represents an adjustment of interest expense assuming that $11.8 million of net cash proceeds were received at the beginning of the period and applied to repay debt.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Historical Trans World Entertainment Corporation Year-ended February 2, 2019	Disposition of fye Business (i)	Pro Forma Adjustments		Pro Forma Trans World Entertainment Corporation Year-ended February 2, 2019
Net sales	$412,997	$(226,097)	$-		$186,900
Other revenue	5,193	(5,193)	-		-
Total revenue	418,190	(231,290)	-		186,900

Cost of sales	290,116	(142,031)	-		148,085
Gross profit	128,074	(89,259)	-		38,815
Selling, general and administrative expenses	165,222	(111,768)	7,750	(ii)	61,204
Asset impairment charges	59,658	(1,946)	-		57,712
Loss from operations	(96,806)	24,455	(7,750)		(80,101)
Interest expense (income)	723	(723)	(498)	(iii)	(498)
Other income	(227)	227	-		-
Loss before income taxes	(97,302)	24,951	(7,252)		(79,603)
Income tax expense	80	(53)	-		27
Net loss	$(97,382)	$25,004	$(7,252)		$(79,630)

Basic and diluted loss per share:
Basic and diluted loss per common share	$(53.67)				$(43.90)

Weighted average number of common shares outstanding – basic and diluted	1,814				1,814

Notes:

(i)	The elimination of the operating results of the fye business for the period presented, which is consistent with the terms of the Asset Purchase Agreement.
(ii)
Represents the corporate level expenses of the parent company. Does not reflect (i) income or expenses arising out of the Transition Services Agreement or (ii) certain severance payments that will be payable by the Company in respect of employees not transferred to the Purchaser.

(iii)	Represents an adjustment of interest expense assuming that $11.8 million of net cash proceeds were received at the beginning of the period and applied to repay debt.

Index
Note 14.  Quarterly Financial Information (Unaudited)

		Fiscal 2019 Quarter Ended
	Fiscal 2019	February 1, 2020(1)	November 2, 2019(2)	August 3, 2019	May 4, 2019

Total Revenue	$325,935	$100,325	$69,456	$76,004	$80,150
Gross profit	96,099	22,514	23,079	25,116	25,390
Net loss	$(58,744)	$(19,659)	$(23,155)	$(8,128)	$(7,802)
Basic and diluted loss per share (4)	$(32.35)	$(10.81)	$(12.73)	$(4.48)	$(4.20)

		Fiscal 2018 Quarter Ended
	Fiscal 2018	February 2, 2019 (3)	November 3, 2018	August 4, 2018	May 5, 2018

Total Revenue	$418,190	$127,429	$91,984	$102,174	$96,603
Gross profit	128,074	36,827	27,386	32,173	31,688
Net loss	$(97,382)	$(65,673)	$(14,052)	$(9,510)	$(8,147)
Basic and diluted loss per share(4)	$(53.67)	$(36.20)	$(7.80)	$(5.20)	$(4.40)

1.	Includes $8.0 million impairment of fixed assets and intangibles.

2.	Includes $16.0 million impairment of fixed assets.

3.	Includes $59.1 million impairment of fixed assets, intangibles and goodwill.

4.	Per share amounts reflect the 1-for- 20 stock split during fiscal 2019.

Index
Index to Exhibits
Document Number and Description

Exhibit No.

2.1
Asset Purchase Agreement by and among Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, Trans World Entertainment Corporation, 2428392 Inc., and 2428391 Ontario Inc, o/a Sunrise Records, dated as of January 23, 2020 – incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 23, 2020. Commission File No. 0-14818.

2.2
Amendment No. 1 to Asset Purchase Agreement by and among Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, Trans World Entertainment Corporation, 2428392 Inc., and 2428391 Ontario Inc, o/a Sunrise Records, dated as of February 20, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2020. Commission File No. 0-14818.

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

3.4	Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.6	Form of Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.7
Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 15, 2000.  Commission File No. 0-14818.

3.8
Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-A filed August 15, 2000. Commission File No. 0-14818.

3.9	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 16, 2019. Commission File No. 0-14818.

Index
3.19	Amendment No. 1 to By-Laws – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.1
Specimen of Trans World Entertainment Corporation stock certificate – incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.  Commission File No. 0-14818.

*4.2	Description of Trans World Entertainment Corporation capital stock.

4.3
Loan and Security Agreement by and among Etailz, Inc. and Encina Business Credit, LLC, dated as of February 20, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2020.  Commission File No. 0-14818.

4.4
Amendment No. 1 to Loan and Security Agreement by and among Etailz, Inc. and Encina Business Credit, LLC, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 31, 2020.  Commission File No. 0-14818.

4.5	Subordinated Loan and Security Agreement dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.6	Contingent Value Rights Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.7	Common Stock Purchase Warrants, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.8	Voting Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.9
Promissory Note by and between etailz Inc. and First Interstate Bank, dated as of April 10, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 23, 2020.  Commission File No. 0-14818.

10.5
Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors – incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995.  Commission File No. 0-14818.

10.6
Trans World Entertainment Corporation Supplemental Executive Retirement Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012.  Commission File No. 0-14818.

10.7
Trans World Entertainment Corporation 2005 Long Term Incentive and Share Award Plan –incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005.  Commission File No. 0-14818.

Index
10.8
Trans World Entertainment Corporation Bonus Plan – incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014.  Commission File No. 0-14818.

10.9
Trans World Entertainment Corporation Amended and Restated 2005 Long Term Incentive and Share Award Plan – incorporated herein by reference to Appendix A to Trans World Entertainment Corporation’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014.  Commission File No. 0-14818.

10.10
Amended and Restated Employment Agreement, dated February 26, 2019 between the Company and Michael Feurer – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.11
Severance, Retention and Restrictive Covenant Agreement between the Company and Bruce J. Eisenberg, dated February 26, 2019 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.12
Severance, Retention and Restrictive Covenant Agreement between the Company and Edwin J. Sapienza, dated February 26, 2019 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.15
Separation Agreement between the Company and Josh Neblett, dated March 11, 2019 – incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K filed on May 14, 2019. Commission File No. 0-14818.

10.16
Offer Letter by and between Trans World Entertainment Corporation and Kunal Chopra, dated July 5, 2019 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 17, 2019. Commission File No. 0-14818

*10.17	Amendment to Offer Letter by and between Trans World Entertainment Corporation and Kunal Chopra, dated July 17, 2019.

* 21	Significant Subsidiaries of the Registrant.

* 23	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer dated June 15, 2020, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2	Certification of Chief Financial Officer dated June 15, 2020, relating to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32
Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated June 15, 2020, pursuant to 18 U.S.C. Section   1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020.

Index
*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith