Form 10-Q
period 2020-05-02
TRANS WORLD ENTERTAINMENT CORP
filed 2020-07-31
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number          0-14818

TRANS WORLD ENTERTAINMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2818 N. Sullivan Rd. Ste 30 Spokane, WA 99216	99216
Address of Principal Executive Offices	Zip Code

(855) 300-2710
Registrant’s Telephone Number, Including Area Code

38 Corporate Circle
Albany, New York
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

Common Stock, $.01 par value,
1,825,198 shares outstanding as of July 15, 2020

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Trans World Entertainment Corporation (the “Company”) on May 8, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic and in reliance on the U.S. Securities and Exchange Commission’s order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465). The Company’s key employees were affected by travel and work restrictions stemming from the COVID-19 pandemic. In particular, the Company’s operations are primarily located in New York and Washington and both states imposed statewide lockdowns to address the COVID-19 pandemic. As a consequence, the Company’s accounting personnel, who are working remotely, have only limited access to the Company’s financial records. In addition, the COVID-19 outbreak has made collection of data slower and more difficult. The voluntary and mandatory measures implemented by the Company to reduce the spread of the virus have limited access to many of the areas where the Company operates, including its corporate offices and facilities, resulting in limited support from staff. These restrictions impacted the Company’s ability to complete its internal quarterly review, including an evaluation of the various impacts of COVID-19 on the Company’s financial statements and to prepare and complete the Form 10-Q in a timely manner.

TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 – Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS	(unaudited)		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,078	$2,977	$3,822
Restricted cash	950	950	950
Accounts receivable	2,644	4,139	2,694
Merchandise inventory	17,157	17,836	20,085
Prepaid expenses and other current assets	639	2,974	1,280
Assets held for discontinued operations	-	51,189	103,995
Total current assets	28,468	80,065	132,826

Restricted cash	4,648	4,925	5,545
Fixed assets, net	2,256	2,190	1,674
Operating lease right-of-use assets	3,171	3,311	2,942
Intangible assets, net	1,503	1,760	3,382
Cash Surrender Value	3,056	3,353	3,169
Other assets	2,138	2,202	1,484
TOTAL ASSETS	$45,240	$97,806	$151,022

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,938	$14,447	$8,483
Short-term borrowings	4,531	13,149	3,072
Accrued expenses and other current liabilities	5,046	3,521	1,804
Current portion of operating lease liabilites	551	534	363
Liabilities held for discontinued operations	-	39,410	59,146
Total current liabilities	16,066	71,061	72,868

Operating lease liabilities	2,714	2,204	2,628
PPP Loan	2,018	-	-
Long-term debt	4,170	-	-
Other long-term liabilities	19,820	20,026	19,515
TOTAL LIABILITIES	44,788	93,291	95,011

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,235,576, 3,225,627 and 3,221,834 shares issued, respectively)	32	32	32
Additional paid-in capital	346,442	345,102	344,904
Treasury stock at cost (1,410,378, 1,409,316 and 1,407,830 shares, respectively)	(230,169)	(230,169)	(230,166)
Accumulated other comprehensive loss	(1,476)	(1,479)	(730)
Accumulated deficit	(114,377)	(108,971)	(58,029)
TOTAL SHAREHOLDERS’ EQUITY	452	4,515	56,011
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,240	$97,806	$151,022

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Net revenue	31,589	35,132

Cost of sales	28,277	32,355
Gross profit	3,312	2,777
Selling, general and administrative expenses	8,490	6,978
Loss from continuing operations	(5,178)	(4,201)
Interest expense	228	136
Loss from continuing operations before income tax benefit	(5,406)	(4,337)
Income tax expense	-	9
Loss from continued operations	(5,406)	(4,346)
Loss from fye business, net of tax	-	(3,456)
Net loss	(5,406)	(7,802)

BASIC AND DILUTED INCOME PER SHARE:
Basic and diluted loss per common share	$(2.97)	$(4.30)

Weighted average number of common shares outstanding – basic and diluted	1,820	1,816

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Net loss	$(5,406)	$(7,802)
Amortization of pension gain	1	5
Comprehensive loss	$(5,405)	$(7,797)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended May 2, 2020
	Number of shares outstanding					Accumulated	Retained
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Earnings (Accumulated Deficit)	Shareholders’ Equity
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(5,406)	(5,406)
Other comprehensive income	-	-	-	-	-	3	-	3
Issuance of warrants	-	-	-	836	-	-	-	836
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Amortization of unearned compensation/restricted stock amortization	-	-	-	269	-	-	-	269
Balance as of May 2, 2020	3,236	$(1,410)	$32	$346,442	$(230,169)	$(1,476)	$(114,377)	$452

	Thirteen Weeks Ended May 4, 2019
	Number of shares outstanding					Accumulated	Retained
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Earnings (Accumulated Deficit)	Shareholders’ Equity
Balance as of February 2, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	-	-	-	-	-	-	(7,802)	(7,802)
Other comprehensive income	-	-	-	-	-	5	-	5
Amortization of unearned compensation/restricted stock amortization	-	-	-	78	-	-	-	78
Balance as of May 4, 2019	3,222	$(1,409)	$32	$344,904	$(230,166)	$(730)	$(58,029)	$56,011

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019 (1)
OPERATING ACTIVITIES:
Net income loss	$(5,406)	$(7,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	234	695
Amortization of intangible assets	257	286
Stock-based compensation	269	78
Loss on disposal of fixed assets	-	3
Amortization of ROU asset	140
Change in cash surrender value	297	(145)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,496	783
Merchandise inventory	679	6,355
Prepaid expenses and other current assets	2,180	1,141
Other long-term assets	-	2,059
Accounts payable	(1,941)	(5,404)
Accrued expenses and other current liabilities	(5,026)	(956)
Deferred revenue	-	(827)
Other long-term liabilities	305	(2,448)
Net cash used in operating activities	(6,516)	(6,182)

INVESTING ACTIVITIES:
Purchases of fixed assets	(300)	(799)
Proceeds from sale of fye business	11,779	-
Net cash provided by (used in) investing activities	11,479	(799)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	4,531	3,072
Proceeds from long term borrowings	4,389	-
Proceeds from issuance of warrants	836	-
Proceeds from PPP loan	2,017	-
Issuance of director deferred shares and RSUs	237	-
Payment of short term borrowings	(13,149)	-
Net cash provided by (used in) financing activities	(1,139)	3,072

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,824	(3,909)
Cash, cash equivalents, and restricted cash, beginning of period	8,852	14,226
Cash, cash equivalents, and restricted cash, end of period	$12,676	$10,317

(1) The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows.  See footnote 3.

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 2, 2020 and May 4, 2019

Note 1. Nature of Operations

Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of etailz, Inc (“etailz”), through which our principal operations are conducted. etailz provides a platform of software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart, eBay, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies, and mutually beneficial partnerships.

etailz is positioning itself to be a brand’s ultimate online growth partner and is guided by seven core principles:

•	Partner Obsession	•	Results
•	Insights Driven	•	Ownership
•	Simplicity	•	Diversity and Teamwork
•	Innovation

Previously, the Company also operated fye, a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com.  On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of 2428391 Ontario Inc. o/a Sunrise Records (“Sunrise Records”) pursuant to an Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records. (the “FYE Transaction”).

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and the purchase of inventory. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our  net revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; succesful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

The Company incurred a loss from continued operations of $5.4 million and $4.3 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The increase in the loss from operations was primarily attributable to severance expenses of $1.6 million incurred during the quarter. In addition, the Company has an accumulated deficit of $114.4 million at May 2, 2020 and net cash used in operating activities for the thirteen weeks ended May 2, 2020 was $ 6.5 million. Net cash used in operating activities for the thirteen weeks ended May 2, 2019 was 6.2 million.

As disclosed in the Company’s Annual Report on Form 10-K filed June 15, 2020, The Company experienced negative cash flows from operations during fiscal 2019 and 2018 and we expect to incur net losses in 2020.

Index
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

The unaudited condensed consolidated financial statements for the thirteen weeks ended May 2, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

At May 2, 2020, we had cash and cash equivalents of $7.1 million, net working capital of $10.4 million, and outstanding borrowings of $4.5 million on our revolving credit facility, as further discussed below.

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

New Credit Facility
On February 20, 2020, etailz Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”) as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “ New Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the New Credit Facility in order to satisfy the remaining obligations of the Company under the aforementioned Credit Facility.

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

Index
As of May 2, 2020, borrowings under the Credit Facility were $4.5 million. The Company had $5.0 million available for borrowing as of May 2, 2020. As of May 2, 2020, unamortized debt issuance costs of $1.1 million are included in “Other assets” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to etailz with a scheduled maturity date of May 22, 2023. As of May 2, 2020, unamortized debt issuance costs of $0.2 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the Subordinated Loan Agreement.

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

Index
The unaudited condensed consolidated financial statements for the thirteen weeks ended May 2, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the etailz segment and the availability of future funding. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Furthermore, broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and may adversly impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the NASDAQ Capital Market, it may also limit our ability to raise additional funds.

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

The fye business is reported as discontinued operations in our Consolidated Statements of Income, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 3 for additional information on discontinued operations.

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

Index
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

Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Trans World Entertainment Corporation, Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and etailz, Inc., all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited interim condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended February 1, 2020 contained in the Company’s Annual Report on Form 10-K filed June 15, 2020.  The results of operations for the thirteen weeks ended May 2, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2021.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended February 1, 2020.

Index
Note 3. Discontinued Operations

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

The results for fye were previously reported in the fye segment. Certain corporate overhead costs and segment costs previously allocated to fye for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

The following table summarizes the major line items for fye that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
Net revenue	$—	$45,018
Cost of goods sold	—	27,516
Selling, general and administrative expenses	—	20,942
Interest income	—	(4)
Other income	—	(43)
Loss from discontinued operations before income taxes	—	(3,393)
Income tax expense	—	63
Loss from discontinued operations, net of tax	$—	$(3,456)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	May 2, 2020	February 1, 2020	May 4, 2019
Cash	$—	$—	$—
Accounts receivable, net	—	62	1,906
Inventories	—	50,122	68,402
Other current assets	—	1,005	3,489
Property, plant and equipment, net	—	—	5,999
Operating lease right-to-use asset	—	—	23,125
Other assets	—	—	1,074
Total assets of discontinued operations	$—	$51,189	$103,995

Accounts payable	$—	$9,769	$20,438
Accrued liabilities	—	779	3,939
Deferred revenue	—	6,764	6,128
Current portion of lease liabilities	—	8,976	8,816
Operating lease liabilities	—	11,059	17,783
Other liabilities	—	2,063	2,042
Total liabilities of discontinued operations (a)	$—	$39,410	$59,146

Index
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes the cash flows for discontinued operations that are included in the Consolidated Statements of Cash Flows:

(In thousands)	May 2, 2020	May 4, 2019
Net cash used in operating activities	$—	$(7,664)
Net cash provided by(used) in investing activities	11,779	(322)

Depreciation and amortization	—	573
Purchases of fixed assets	—	(322)

Note 4. Sale of fye business

On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of Sunrise Records pursuant to an Asset Purchase Agreement dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records. The following table reconciles the assets sold to and liabilities assumed by Sunrise to cash proceeds received:

Assets sold
Inventory	$50,122
Accounts receivable	62
Prepaid expenses and other current assets	654
Other assets	351
fye business assets sold	$51,189

Less liabilities assumed:
Accounts payable	(9,769)
Deferred revenue	(6,764)
Accrued expenses and other current liabilities	(779)
Other long-term liabilities	(2,063)
Operating lease liabilities	(20,035)
fye business liabilities assumed	$39,410

Net proceeds	$11,779

The Company did not recognize a gain/loss upon the sale of the fye business as the assets of fye were impaired to the fair value of the assets as of February 1, 2020.

Index
Note 5. Recently Adopted Accounting Pronouncements

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

Recently Adopted and Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost. The model replaces the probable, incurred loss model for those assets and instead, broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. This standard will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022, however early adoption is permitted. We are currently evaluating the impact of this new standard on the consolidated financial statements.

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

Note 6. Intangible Assets

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

Index
Identifiable intangible assets as of May 2, 2020 consisted of the following (amounts in thousands):

	May 2, 2020
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$14,587	$4,513	$-
Technology	60	6,700	2,587	3,563	550
Trade names and trademarks	60	3,200	-	2,247	953
		$29,000	$17,174	$10,323	$1,503

The changes in net intangibles and goodwill from February 2, 2019 to May 4, 2019 were as follows:

(amounts in thousands)	February 1, 2020	Impairment Expense	Amortization Expense	May 2, 2020

Amortized intangible assets:
Technology	$647	$-	$97	$550
Trade names and trademarks	1,113	-	160	953
Net amortized intangible assets	$1,760	$-	$257	$1,503

Amortization expense of intangible assets for the thirteen weeks ended May 4, 2019 and May 5, 2018 consisted of the following:

	Thirteen Weeks Ended
(amounts in thousands)	May 2, 2020	May 4, 2019

Amortized intangible assets:
Vendor relationships	$-	$29
Technology	97	97
Trade names and trademarks	160	160
Total amortization expense	$257	$286

Estimated amortization expense for the remainder of fiscal 2020 and the five succeeding fiscal years and thereafter is as follows:

Fiscal Year	Amortization

2020	$771
2021	732
2022	-
2023	-
2024	-
Thereafter	-

Note 7. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended May 2, 2020 and May 4, 2019 was $0.5 million and $0.4 million, respectively.

Index
Note 8. Restricted Cash

As a result of the death of its former Chairman, the Company holds $5.6 million in a rabbi trust, of which $1.0 million is classified as restricted cash in current assets and $4.6 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of May 2, 2020.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents	$7,078	$2,977	$3,822
Restricted cash	5,598	5,875	6,495
Total cash, cash equivalents and restricted cash	$12,676	$8,852	$10,317

Note 9. Debt

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

Index
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

As of May 2, 2020, borrowings under the New Credit Facility were $4.5 million. The Company had $5.0 million available for borrowing as of May 2, 2020. As of May 2, 2020, unamortized debt issuance costs of $1.1 million related to the New Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

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

Index
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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement.

Paycheck Protection Program

On April 17, 2020, etailz received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between etailz and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976 commencing on November 10, 2020. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount.

Note 10. Stock Based Compensation

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

The FYE Transaction in February 2020 constituted a change of control and vesting on all unvested options was accelerated. As a result, unrecognized compensation expense of $0.2 million was recognized in the first quarter of fiscal 2020.

Equity awards authorized for issuance under the New Plan total 250,000.  As of May 2, 2020, of the awards authorized for issuance under the Stock Award Plans, 130,696 options were granted and are outstanding, 129,196 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan at May 2, 2020 were 205,608 million.

The following table summarizes stock award activity during the thirteen weeks ended May 2, 2020:

Index
	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 1, 2020	129,196	$52.11	5.8	9,945	$36.75
Granted	1,500	3.68	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	(9,945)	36.75
Balance May 2, 2020	130,696	$51.56	1.7	-	$-
Exercisable May 2, 2020	129,196	$52.11	1.7	-	$-

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of May 2, 2020, the intrinsic value of stock awards outstanding was $4,700 and the intrinsic value of stock awards exercisable was $3,800.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the  accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan.   Comprehensive loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit plan for the thirteen weeks ended May 2, 2020 and May 4, 2019.

Note 12. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  During the thirteen weeks ended May 2, 2020, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2020.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

Index
	Thirteen Weeks Ended
(amounts in thousands)	May 2, 2020	May 4, 2019

Service cost	$-	$14
Interest cost	89	142
Amortization of net gain(1)	(3)	(5)
Net periodic pension cost	$86	$151

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen-week periods ended May 2, 2020 and May 4, 2019, the impact of all outstanding stock awards was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirteen weeks ended May 2, 2020 and May 4, 2019 were approximately 0.1 million shares and 0.2 million shares, respectively.

The following represents basic and diluted loss per share for continuing operations, loss from discontinued operations and net loss for the respective periods:

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 2, 2020	May 4, 2019

Loss from continuing operations	$(5,406)	$(4,346)
Basic and diluted loss per common share from continuing operations	$(2.97)	$(2.39)

Loss from discontinued operations	$-	$(3,456)
Basic and diluted loss per common share from discontinued operations	$-	$(1.91)

Net loss	$(5,406)	$(7,802)
Basic and diluted loss per common share	$(2.97)	$(4.30)

Weighted average number of common shares outstanding – basic and diluted	1,820	1,816

Index
Note 14. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 1, 2020.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of February 1, 2020, the Company had a net operating loss carry forward of $288.1 million for federal income tax purposes and approximately $280.2 million for state income tax purposes that expire at various times through 2039 and are subject to certain limitations and statutory expiration periods.  The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

The Company has reached a preliminary settlement with the plaintiffs for both store manager class.  The Company reserved $425,000 for the settlement as of February 2, 2020.

Contingent Value Rights

On March 30, 2020, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by etailz and/or its equity interest in etailz. The Company does not anticipate these contingencies being met in Fiscal 2020.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 2, 2020 and May 4, 2019

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended February 1, 2020.

The Company operates etailz, which provides a platform of software and services to grow a brand’s online distribution channel on digital marketplaces such as Amazon, Walmart, and eBay, among others. etailz empowers brands to achieve their online retail goals through its innovative, proprietary technology, tailored strategies, and mutually beneficial partnerships.

etailz is positioning itself to be a brand’s ultimate online growth partner and is guided by seven core principles:
• • • •	Partner Obsession Insights Driven Simplicity Innovation	• • •	Results Ownership Diversity and Teamwork

Previously, the Company also operated fye, a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com.  On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of 2428391 Ontario Inc. o/a Sunrise Records (“Sunrise Records”) pursuant to an Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records. (the “FYE Transaction”).

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors several key performance indicators to evaluate its performance, including:

Net Revenue:  The Company measures total year over year sales growth. The Company measures its sales performance through several key performance indicators including number of partners and active product listings and sales per listing.

Index
Cost of Sales and Gross Profit:  Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, obsolescence, distribution costs and Amazon commissions and fulfillment fees.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2020
Compared to the Thirteen Weeks Ended May 4, 2019

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change
(amounts in thousands)	May 2, 2020	May 4, 2019	$	%

Net Revenue	$31,589	$35,132	$(3,543)	-10.1%

Gross profit	3,312	2,777	535	19.3%
% to sales	10.5%	7.9%

Net Revenue. Net revenue was $31.6 million for the three months ending May 2, 2020 a 10.1% decrease from the comparable prior year period. The reduction in net revenue was primarily attributable to vendor rationalization conducted at end of 2018 which resulted in a 36% reduction in unique listings on the Fulfilled By Amazon US marketplace (“FBA”) to an average of 9,800 in the thirteen weeks ending May 2, 2020. Rationalization and remediation activities included terminating unprofitable vendors and improving vendor relationships through negotiations focused on improvements to gross margins and supply chain efficiencies. The decline in net revenue due to the decline in listing count was partially offset by increased revenue generated per listing and improved average sales price.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 99.5% of net revenue in the three months ending May 2, 2020. As part of the Company’s diversification strategic initiative, net revenue from non-Amazon US marketplaces increased to 4.4% of net revenue from 3.8% of net revenue in the comparable period from the prior year. The increase was attributable to Amazon International, Walmart and Other Marketplaces.  The following table sets forth net revenue by marketplace as a percentage of total net revenue:

Index
	May 2, 2020	May 4, 2019	Change
Amazon US	95.1%	95.9%	-0.8%
Amazon International	3.9%	3.4%	0.5%
Walmart & other marketplaces	0.5%	0.4%	0.1%
Subtotal Retail	99.5%	99.7%	-0.2%
Subscriptions	0.5%	0.3%	0.2%
Total	100.0%	100.0%

Gross Profit. Gross profit increased to $3.3 million, or 10.5% of net revenue for the three months ending May 2, 2020, as compared to $2.8 million, or 7.9% of net revenue for the comparable prior year period. The increased profit was primarily attributable to operational efficiencies and improved inventory management due the full implementation of the vendor remediation initiative.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended			Change
(amounts in thousands)	May 2, 2020	May 4, 2019		$	%

etailz SG&A	$4,090	$4,251		$(161)	-3.8%
Corporate SG&A expenses	4,400	2,727	(1)	1,673	61.3%
Total SG&A expenses	$8,490	$6,978		$1,512	21.7%

As a % of total revenue	26.9%	19.9%

SG&A expenses increased $1.5 million or 21.7%.   The increase in SG&A expenses was due to a $1.7 million in increase in corporate SG&A expenses. Corporate SG&A expenses for the thirteen-weeks ended May 2, 2020 primarily consisted of severance expenses ($1.6 million), labor and related expenses ($0.8 million) professional fees ($1.0 million) an adjustment in the cash surrender value of insurance ($0.3 million)

etailz SG&A expenses declined $0.2 million for the thirteen-weeks ended May 2, 2020 as compared to the comparable prior year period.

Consolidated depreciation and amortization expense for the thirteen-weeks ended May 2, 2020 was $0.5 million as compared to $0.4 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.2 million for the thirteen weeks ended May 2, 2020 compared to $0.1 million for the thirteen weeks ended May 4, 2019.  The increase in interest expense was due to increased short and long-term borrowings.  See Note 9 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Loss From Discontinued Operations.  For the thirteen-weeks ended May 4, 2019, the Company recognized a loss from continuing operations of $3.8 million related to the fye transaction. See Note 3 to the Condensed Consolidated Financial Statements for more information on the loss from discontinued operations.

Index
Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets   As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended May 2, 2020 and May 4, 2019.

Net Loss. The net loss for the thirteen-weeks ended May 2, 2020 was $5.4 million as compared to $7.8 million for the comparable prior year period.

LIQUIDITY

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and the purchase of inventory. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our  Net revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; succesful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

The Company incurred a loss from continued operations of $5.4 million and $4.3 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The increase in the loss from operations was primarily attributable to severance expenses of $1.6 million incurred during the quarter. In addition, the Company has an accumulated deficit of $114.4 million at May 2, 2020 and net cash used in operating activities for the thirteen weeks ended May 2, 2020 was $ 6.5 million. Net cash used in operating activities for the thirteen weeks ended May 2, 2019 was 6.2 million.

As disclosed in the Company’s Annual Report on Form 10-K filed June 15, 2020, The Company experienced negative cash flows from operations during fiscal 2019 and 2018 and we expect to incur net losses in 2020.

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

 The unaudited condensed consolidated financial statements for the thirteen weeks ended May 2, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

Furthermore, broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the NASDAQ Capital Market, it may also limit our ability to raise additional funds.

Index
The following table sets forth a summary of key components of cash flow and working capital:

		As of or for the Thirteen Weeks Ended		Change
(amounts in thousands)		May 2, 2020	May 4, 2019	$
Operating Cash Flows		(6,516)	(6,182)	(334)
Investing Cash Flows		11,479	(799)	12,278
Financing Cash Flows		(1,139)	3,072	(4,211)

Capital Expenditures	(1)	(300)	(842)	542

Cash, Cash Equivalents, and Restricted Cash	(2)	12,676	10,317	2,359
Merchandise Inventory		17,157	20,085	(2,928)

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets	$7,078	$3,822
	Add: restricted cash	5,598	6,495
	Cash, cash equivalents, and restricted cash	$12,676	$10,317

Cash used in operations was $6.5 million primarily due to net loss of $5.4 million, a $1.9 million reduction of accounts payable, a $5.0 million decrease in accrued expenses partially offset by a $1.5 million decrease in accounts receivable, a $0.7 million decrease in inventory and a $2.2 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses in primarily attributable to the payment of obligations related to the fye business.

Cash provided by operating activities was $11.5 million for the thirteen weeks ended May 2, 2020, which primarily consisted proceeds from the sale of the fye business, partially offset by capital expenditures of $0.3 million.   Cash used in investing activities was $0.8 million for the thirteen weeks ended May 4, 2019, which primarily consisted of capital expenditures.

Cash used by financing activities was $1.1 million for the thirteen weeks ended May 2, 2020.  The primary use of cash was the payoff of the Credit Facility.  The payoff the Credit Facility was partially offset by borrowings under the New Credit Facility of $4.5 million, the Subordinated Loan Agreement of $5.2 million and borrowings from the Payroll Protection Program of $2.0 million. Cash used in financing activities was $3.1 million for the thirteen weeks ended May 4, 2019, which was comprised entirely of proceeds from short term borrowings.

Capital Expenditures.  During the thirteen weeks ended May 2, 2020, the Company made capital expenditures of $0.3 million. The Company currently plans to spend approximately $1.5 million for capital expenditures during fiscal 2020

Index
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended February 1, 2020 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements.  There have been no material changes or modifications to the policies since February 1, 2020.

Recent Accounting Pronouncements:

The information set forth under Note 2, Recently Adopted Accounting Pronouncements section contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities.  To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, interest expense would be increased by $2,500 per year.  For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form
10-K as of and for the year ended February 1, 2020.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Principal Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 2, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b)    Changes in internal controls.    The sale of the fye business was significant to the Company and was consummated on February 20, 2020. The Company intends to take a period of time to incorporate the impact of the transaction into its evaluation of internal control over financial reporting. In connection with the foregoing evaluation by the Company’s Principal Executive Officer and Chief Financial Officer, other than as noted above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index
TRANS WORLD ENTERTAINMENT CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

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

The Company has reached a preliminary settlement with the plaintiffs for both store manager class.  The Company reserved $425,000 for the settlement as of February 2, 2020.

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Index
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

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS WORLD ENTERTAINMENT CORPORATION

July 31, 2020	By: /s/ Kunal Chopra
Kunal Chopra
Principal Executive Officer
(Principal Executive Officer)

July 31, 2020	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)