Form 10-Q
period 2020-08-01
Kaspien Holdings Inc.
filed 2020-09-15
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number  0-14818

Kaspien Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2818 N. Sullivan Rd. Ste 30
Spokane, WA 99216	99216
Address of Principal Executive Offices	Zip Code

(855) 300-2710
Registrant’s Telephone Number, Including Area Code

Trans World Entertainment Corporation
38 Corporate Circle
Albany, New York
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	KSPN	NASDAQ Capital Market

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

Common Stock, $.01 par value,
1,825,198 shares outstanding as of September 1, 2020

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$3,337	$2,977	$3,635
Restricted cash	950	950	950
Accounts receivable	2,239	4,139	2,324
Merchandise inventory	20,576	17,836	20,185
Prepaid expenses and other current assets	1,085	2,974	983
Assets held for discontinued operations	-	51,189	104,121
Total current assets	28,187	80,065	132,198

Restricted cash	4,362	4,925	5,345
Fixed assets, net	2,285	2,190	1,898
Operating lease right-of-use assets	3,030	3,311	3,586
Intangible assets, net	1,246	1,760	3,096
Cash Surrender Value	3,411	3,353	3,199
Other assets	2,036	2,202	851
TOTAL ASSETS	$44,557	$97,806	$150,173

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,857	$14,447	$9,285
Short-term borrowings	2,151	13,149	12,086
Accrued expenses and other current liabilities	3,812	3,521	2,084
Current portion of operating lease liabilites	571	534	511
Current portion of PPP loan	1,017	-	-
Liabilities held for discontinued operations	-	39,410	56,204
Total current liabilities	17,408	71,061	80,170

Operating lease liabilities	2,564	2,204	2,614
PPP loan	1,001	-	-
Long-term debt	4,401	-	-
Other long-term liabilities	19,613	20,026	19,424
TOTAL LIABILITIES	44,987	93,291	102,208

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,235,576, 3,225,627 and 3,223,898 shares issued, respectively)	32	32	32
Additional paid-in capital	346,457	345,102	344,983
Treasury stock at cost (1,410,378, 1,409,316 and 1,408,043 shares, respectively)	(230,169)	(230,169)	(230,168)
Accumulated other comprehensive loss	(1,473)	(1,479)	(725)
Accumulated deficit	(115,277)	(108,971)	(66,157)
TOTAL SHAREHOLDERS' EQUITY	(430)	4,515	47,965
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,557	$97,806	$150,173

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Net revenue	42,296	34,260	73,885	69,392

Cost of sales	37,873	31,173	66,151	63,528
Gross profit	4,423	3,087	7,734	5,864
Selling, general and administrative expenses	4,916	6,666	13,406	13,644
Loss from continuing operations	(493)	(3,579)	(5,672)	(7,780)
Interest expense	406	172	634	308
Loss from continuing operations before income tax benefit	(899)	(3,751)	(6,306)	(8,088)
Income tax expense	-	7	-	16
Loss from continued operations	(899)	(3,758)	(6,306)	(8,104)
Loss from fye business, net of tax	-	(4,370)	-	(7,826)
Net loss	(899)	(8,128)	(6,306)	(15,930)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per common share	$(0.49)	$(4.48)	$(3.46)	$(8.78)

Weighted average number of common shares outstanding – basic and diluted	1,825	1,816	1,823	1,815

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Net loss	$(899)	$(8,128)	$(6,306)	$(15,930)
Amortization of pension gain	1	5	2	10
Comprehensive loss	$(898)	$(8,123)	$(6,304)	$(15,920)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended August 1, 2020
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of May 2, 2020	3,236	(1,410)	$32	$346,442	$(230,169)	$(1,476)	$(114,378)	$451
Net Loss	-	-	-	-	-	-	(899)	(899)
Other comprehensive income	-	-	-	-	-	3	-	3
Issuance of warrants	-	-	-	-	-	-	-	-
Vested restricted shares	-	-	-	-	-	-	-	-
Common stock issued- Director grants	-	-	-	-	-	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	15	-	-	-	15
Balance as of August 1, 2020	3,236	$(1,410)	$32	$346,457	$(230,169)	$(1,473)	$(115,277)	$(430)

	Twenty-six Weeks Ended August 1, 2020
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(6,306)	(6,306)
Other comprehensive income	-	-	-	-	-	6	-	6
Issuance of warrants	-	-	-	836	-	-	-	836
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Amortization of unearned compensation/restricted stock amortization	-	-	-	285	-	-	-	285
Balance as of August 1, 2020	3,236	$(1,410)	$32	$346,457	$(230,169)	$(1,473)	$(115,277)	$(430)

	Thirteen Weeks Ended August 3, 2019
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of May 4, 2019	3,222	(1,409)	$32	$344,905	$(230,166)	$(730)	$(58,029)	$56,012
Net Loss	-	-	-	-	-	-	(8,128)	(8,128)
Other comprehensive income	-	-	-	-	-	5	-	5
Vested restricted shares	2	-	-	3	(2)	-	-	1
Amortization of unearned compensation/restricted stock amortization	-	-	-	75	-	-	-	75
Balance as of August 3, 2019	3,224	(1,409)	$32	$344,983	$(230,168)	$(725)	$(66,157)	$47,965

	Twenty-six Weeks Ended August 3, 2019
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of February 2, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	-	-	-	-	-	-	(15,930)	(15,930)
Other comprehensive income	-	-	-	-	-	10	-	10
Vested restricted shares	2	-	-	3	(2)	-	-	1
Common stock issued-new grants	-	-	-	-	-	-	-	-
Balance as of August 3, 2019	3,224	(1,409)	$32	$344,983	$(230,168)	$(725)	$(66,157)	$47,965

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019 (1)
OPERATING ACTIVITIES:
Net income loss	$(6,306)	$(15,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	493	1,460
Amortization of intangible assets	514	572
Stock-based compensation	285	154
Loss on disposal of fixed assets	-	5
Write down investment	-	500
Amortization of ROU asset	281
Change in cash surrender value	(58)	(175)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,901	102
Merchandise inventory	(2,739)	5,057
Prepaid expenses and other current assets	2,054	1,267
Other long-term assets	-	3,472
Accounts payable	1,978	(5,285)
Accrued expenses and other current liabilities	(6,242)	(995)
Deferred revenue	-	(981)
Other long-term liabilities	(49)	(4,185)
Net cash used in operating activities	(7,888)	(14,962)

INVESTING ACTIVITIES:
Purchases of fixed assets	(588)	(1,541)
Proceeds from sale of fye business	11,779	-
Capital distribution from joint venture	-	121
Net cash provided by (used in) investing activities	11,191	(1,420)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	2,151	12,086
Proceeds from long term borrowings	4,401	-
Proceeds from issuance of warrants	836	-
Proceeds from PPP loan	2,018	-
Issuance of director deferred shares and RSUs	237	-
Payment of short term borrowings	(13,149)	-
Net cash provided by (used in) financing activities	(3,506)	12,086

Net increase (decrease) in cash, cash equivalents, and restricted cash	(203)	(4,296)
Cash, cash equivalents, and restricted cash, beginning of period	8,852	14,226
Cash, cash equivalents, and restricted cash, end of period	$8,649	$9,930

(1)	The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. See footnote 3.

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
August 1, 2020 and August 3, 2019

Note 1. Nature of Operations

Kaspien Holdings Inc., formerly Trans World Entertainment Corporation, which, together with its consolidated subsidiaries, is referred to herein as “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Kaspien Inc., formerly etailz, Inc (“Kaspien”), through which our principal operations are conducted. Kaspien provides a platform of software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart, eBay, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies, and mutually beneficial partnerships.

Kaspien is positioning itself to be a brand’s ultimate online growth partner and is guided by seven core principles:

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

As disclosed in the Company's Annual Report on Form 10-K filed June 15, 2020, the Company experienced negative cash flows from operations during fiscal 2019 and 2018 and we expect to incur net losses in 2020.

The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

Index
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

On August 4, 2020, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 and as of August 4, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 45 calendar days, or until September 18, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company submits a plan to regain compliance that is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If the Company does not submit a plan to regain compliance or if such plan is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that the Company’s Common Stock is subject to delisting.

The unaudited condensed consolidated financial statements for the thirteen weeks ended August 1, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

At August 1, 2020, we had cash and cash equivalents of $3.3 million, net working capital of $10.8 million, and outstanding borrowings of $2.2 million on our revolving credit facility, as further discussed below.

Index
New Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “New Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the New Credit Facility in order to satisfy the remaining obligations of the Company under the aforementioned Credit Facility.

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

As of August 1, 2020, borrowings under the Credit Facility were $2.2 million. The Company had $6.5 million available for borrowing as of August 1, 2020. As of August 1, 2020, unamortized debt issuance costs of $1.0 million are included in “Other assets” on the unaudited condensed consolidated balance sheet.

Subordinated Debt Agreement
On March 30, 2020, the Company and Kaspien (the “Loan Parties”) entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). Pursuant to the Amendment, among other things, (i) the Company was added as “Parent” under the Amended Loan Agreement, (ii) the Company granted a first priority security interest in substantially all of the assets of the Company, including inventory, accounts receivable, cash and cash equivalents and certain other collateral, and (iii) the Loan Agreement was amended to (a) permit the incurrence of certain subordinated indebtedness under the Subordinated Loan Agreement (as defined below) and (b) limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of August 12, 2023. As of August 1, 2020, unamortized debt issuance costs of $0.2 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

Index
Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,975.55 commencing on November 10, 2020. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. The Company submitted an application for forgiveness on August 14, 2020.

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

Furthermore, broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the NASDAQ Capital Market, it may also limit our ability to raise additional funds.The unaudited condensed consolidated financial statements for the thirteen weeks ended August 1, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the performance improvement plan implemented for the Kaspien segment and the availability of future funding. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Index
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

While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, the industry nor our organization has been immune to the impact to our supply chains. For instance, in March, Amazon reduced replenishment in their fulfillment centers to essential items which limited a significant percentage of  SKUs carried by Kaspien and a number of Kaspien’s partners shut their warehouses or suffered limited processing capacity due to COVID-19. While Amazon has since lifted restrictions and the leadership team executed contingency plans to mitigate the adverse impact from these restrictions, this highlights the fluid nature of COVID-19 across supply chains.

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

Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Kaspien Holdings Inc., Record Town, Inc. (“Record Town”), Record Town’s subsidiaries and Kaspien, Inc., all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

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

Index
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended February 1, 2020 contained in the Company's Annual Report on Form 10-K filed June 15, 2020.  The results of operations for the thirteen weeks ended August 1, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2021.

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

The following table summarizes the major line items for fye that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net revenue	$—	$41,744	$—	$86,762
Cost of goods sold	—	24,731	—	52,247
Selling, general and administrative expenses	—	20,835	—	41,777
Interest expense	—	22	—	18
Other expense	—	462	—	419
Loss from discontinued operations before income taxes	—	(4,306)	—	(7,699)
Income tax expense	—	64	—	127
Loss from discontinued operations, net of tax	$—	$(4,370)	$—	$(7,826)

Index
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	August 1, 2020	February 1, 2020	August 3, 2019
Cash	$—	$—	$—
Accounts receivable, net	—	62	2,957
Inventories	—	50,122	69,600
Other current assets	—	1,005	3,659
Property, plant and equipment, net	—	—	5,707
Operating lease right-to-use asset	—	—	21,118
Other assets	—	—	1,080
Total assets of discontinued operations	$—	$51,189	$104,121

Accounts payable	$—	$9,769	19,759
Accrued liabilities	—	779	3,533
Deferred revenue	—	6,764	5,974
Current portion of lease liabilities	—	8,976	8,755
Operating lease liabilities	—	11,059	16,070
Other liabilities	—	2,063	2,113
Total liabilities of discontinued operations (a)	$—	$39,410	$56,204

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes the cash flows for discontinued operations that are included in the Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
(In thousands)	August 1, 2020	August 3, 2019
Net cash used in operating activities	$—	$(11,555)
Net cash provided by(used) in investing activities	—	(477)

Depreciation and amortization	—	1,188
Purchases of fixed assets	—	(1,068)

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

Index
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

Compensation – Stock Compensation
In August 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 was effective for the Company for interim and annual periods in fiscal year beginning February 3, 2019.  This standard did not have a material effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. The Company’s exposure to LIBOR rates includes its credit facility. The amendments are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update will have on its Condensed Consolidated Financial Statements.

Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Note 6. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien consist of vendor relationships, technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

During fiscal 2019, the Company fully impaired its vendor relationships and the Company recognized an impairment loss of $0.8 million.

During fiscal 2018, the Company concluded, based on continued operating losses for the Kaspien segment driven by lower than expected operating results culminating in the fourth quarter of fiscal 2018 that a triggering event had occurred, and an evaluation of intangible assets for impairment was required.  Intangible assets related to technology and vendor relationships were written down to their estimated fair value at the end of fiscal 2018 resulting in the recognition of asset impairment charges of $16.4 million.

Index
Identifiable intangible assets as of August 1, 2020 consisted of the following (amounts in thousands):

	August 1, 2020
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$14,587	$4,513	$-
Technology	60	6,700	2,587	3,660	453
Trade names and trademarks	60	3,200	-	2,407	793
		$29,000	$17,174	$10,580	$1,246

The changes in net intangibles and goodwill from February 1, 2010 to August 1, 2020 were as follows:

(amounts in thousands)	February 1, 2020	Impairment Expense	Amortization Expense	August 1, 2020

Amortized intangible assets:
Technology	$647	$-	$194	$453
Trade names and trademarks	1,113	-	320	793
Net amortized intangible assets	$1,760	$-	$514	$1,246

Amortization expense of intangible assets for the thirteen and twenty six week periods ended August 1, 2020 and August 3, 2019 consisted of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(amounts in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Amortized intangible assets:
Vendor relationships	$-	$29	$-	$58
Technology	97	97	194	194
Trade names and trademarks	160	160	320	320
Total amortization expense	$257	$286	$514	$572

Estimated amortization expense for the remainder of fiscal 2020 and the five succeeding fiscal years and thereafter is as follows:

Fiscal Year	Amortization

2020	$514
2021	732
2022	-
2023	-
2024	-
Thereafter	-

Index
Note 7. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended August 1, 2020 and August 3, 2019 was $0.5 million and $0.4 million, respectively.

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the twenty - six ended August 1, 2020 and August 3, 2019 was $1.0 million and $0.8 million, respectively.

Note 8. Restricted Cash

As a result of the death of its former Chairman, the Company holds $5.3 million in a rabbi trust, of which $1.0 million is classified as restricted cash in current assets and $4.3 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of August 1, 2020.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents	$3,337	$2,977	$3,635
Restricted cash	5,312	5,875	6,295
Total cash, cash equivalents and restricted cash	$8,649	$8,852	$9,930

Note 9.  Debt

Credit Facility
In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”).  The Credit Facility provided for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed.

On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility through proceeds received from the sale of the fye business and borrowings under the new Kaspien credit facility, as further discussed below, accordingly the Credit Facility is no longer available to the Company.

As of August 3, 2019, borrowings under the Credit Facility were $12.1 million.

New Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “ New Credit Facility”).  Concurrent with the sale of the fye business, the Company borrowed $3.3 million under the New Credit Facility to satisfy the remaining obligations of the Company under the aforementioned Credit Facility.

Index
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

The New Credit Facility is secured by a first priority security interest in substantially all of the assets of Kaspien, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the New Credit Facility (collectively, the “Credit Facility Parties”) and by a first priority pledge by the Company of its equity interests in Kaspien.  The Company will provide a limited guarantee of Kaspien’s obligations under the New Credit Facility.

Among other things, the Loan Agreement limits Kaspien’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.  The Loan Agreement also requires Kaspien to comply with a financial maintenance covenant.

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

On March 30, 2020, the Company and Kaspien (the “Loan Parties”) entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). Pursuant to the Amendment, among other things, (i) the Company was added as “Parent” under the Amended Loan Agreement, (ii) the Company granted a first priority security interest in substantially all of the assets of the Company, including inventory, accounts receivable, cash and cash equivalents and certain other collateral, and (iii) the Loan Agreement was amended to (a) permit the incurrence of certain subordinated indebtedness under the Subordinated Loan Agreement (as defined below) and (b) limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

As of August 1, 2020, borrowings under the New Credit Facility were $2.2 million. The Company had $6.5 million available for borrowing as of August 1, 2020. As of August 1, 2020, unamortized debt issuance costs of $1.0 million related to the New Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023.

Index
Interest on the Subordinated Loan accrues, subject to certain terms and conditions under the Subordinated Loan Agreement, at the rate of twelve percent (12.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Subordinated Loan.

The Subordinated Loan is secured by a second priority security interest in substantially all of the assets of the Loan Parties, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Subordinated Loan Agreement (collectively, the “Second Lien Credit Facility Parties”).  The Company will provide a limited guarantee of Kaspien’s obligations under the Subordinated Loan.

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

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976 commencing on November 10, 2020. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount.

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

The FYE Transaction in February 2020 constituted a change of control and vesting on all unvested options was accelerated. As a result, unrecognized compensation expense of $0.2 million was recognized in the first quarter of fiscal 2020. Total compensation expense recognized in the twenty-six weeks ended August 1, 2020 was $0.3 million.

Index
Equity awards authorized for issuance under the New Plan total 250,000.  As of August 1, 2020, of the awards authorized for issuance under the Stock Award Plans, 133,462 options were granted and are outstanding, 46,900 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan at August 1, 2020 were 152,188.

The following table summarizes stock award activity during the thirteen weeks ended August 1, 2020:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 1, 2020	129,196	$52.11	5.8	9,945	$36.75
Granted	86,562	6.27	9.9	-	-
Canceled	(82,297)	54.92	-	-	-
Exercised	-	-	-	(9,945)	36.75
Balance August 1, 2020	133,461	$20.64	7.6	-	$-
Exercisable August 1, 2020	55,900	$47.18	3.3	-	$-

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of August 1, 2020, the intrinsic value of stock awards outstanding was $22,400 and the intrinsic value of stock awards exercisable was $171,669.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the  accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan.   Comprehensive loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit plan for the thirteen and twenty six weeks ended August 1, 2020 and August 3, 2019.

Note 12. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  During the thirteen weeks ended August 1, 2020, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2020.

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

Index
The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(amounts in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Service cost	$-	$14	$-	$28
Interest cost	89	142	178	284
Amortization of net gain(1)	(3)	(5)	(6)	(10)
Net periodic pension cost	$86	$151	$172	$302

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen and twenty-six week periods ended August 1, 2020 and August 3, 2019, the impact of all outstanding stock awards was not considered because the Company reported net losses and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirteen weeks ended August 1, 2020 and August 3, 2019 were approximately 128,462 and 129,946 shares, respectively. Total anti-dilutive stock awards for the twenty-six weeks ended August 1, 2020 and August 3, 2019 were approximately 127,079 and 134,433, respectively.

Index
The following represents basic and diluted loss per share for continuing operations, loss from discontinued operations and net loss for the respective periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Loss from continuing operations	$(899)	$(3,758)	$(6,306)	$(8,104)
Basic and diluted loss per common share from continuing operations	$(0.49)	$(2.07)	$(3.46)	$(4.47)

Loss from discontinued operations	$-	$(4,370)	$-	$(7,826)
Basic and diluted loss per common share from discontinued operations	$-	$(2.41)	$-	$(4.31)

Net loss	$(899)	$(8,128)	$(6,306)	$(15,930)
Basic and diluted loss per common share	$(0.49)	$(4.48)	$(3.46)	$(8.78)

Weighted average number of common shares outstanding – basic and diluted	1,825	1,816	1,823	1,815

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

Index
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

Store Manager Class Actions
There are two pending class actions.  The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”).  The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide.  It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers (“SAMs”) nationwide, and that both SMs and SAMs worked “off-the-clock.”  It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs.  The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, August 2017 (the “Roper Action”).  The Roper Action also asserts a nationwide misclassification claim on behalf of SMs.  Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

The Company has reached a settlement with the plaintiffs for both store manager class actions.  The Company reserved $425,000 for the settlement as of August 1, 2020.

Contingent Value Rights
On March 30, 2020, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien.  The Company does not anticipate these contingencies being met in Fiscal 2020.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
August 1, 2020 and August 3, 2019

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

The Company operates Kaspien, which provides a platform of software and services to grow a brand’s online distribution channel on digital marketplaces such as Amazon, Walmart, and eBay, among others. Kaspien empowers brands to achieve their online retail goals through its innovative, proprietary technology, tailored strategies, and mutually beneficial partnerships.

Kaspien is positioning itself to be a brand’s ultimate online growth partner and is guided by seven core principles:

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

RESULTS OF OPERATIONS

Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2020
Compared to the Thirteen and Twenty-Six Weeks Ended August 3, 2019

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	August 1, 2020	August 3, 2019	$	%	August 1, 2020	August 3, 2019	$	%

Net Revenue	$42,296	$34,260	$8,036	23.5%	$73,885	$69,392	$4,493	6.5%

Gross profit	4,423	3,087	1,336	43.3%	7,734	5,864	1,870	31.9%
% to sales	10.5%	9.0%			10.5%	8.5%

Net Revenue. Net revenue was $42.3 million for the thirteen weeks ended August 1, 2020 a 23.5% increase from the comparable prior year period. The increase in net revenue was primarily attributable to increased velocity and improved average sales price for merchandise sold on the Fulfilled By Amazon US marketplace (“FBA US”).

Net revenue was $73.9 million for the twenty-six weeks ended August 1, 2020 a 6.5% increase from the comparable prior year period. The increase in net revenue was primarily attributable to strength on the Amazon US marketplace.

Index
The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 99.3% of net revenue in the thirteen weeks ended August 1, 2020. As part of the Company’s diversification strategic initiative, net revenue from non-Amazon US marketplaces increased to 4.6% of net revenue from 3.2% of net revenue in the comparable period from the prior year. The increase was attributable to Amazon International, Walmart and Other Marketplaces. Subscriptions and Other share of net revenue increased to 0.7% of Total Revenue in the period during the thirteen weeks ended August 1, 2020.  The increase was attributable an increase in the number of partners and higher gross merchandise value (“GMV”) of partner revenue flowing through the platform Amazon Marketplace. In the thirteen weeks ending August 1, 2020 total subscriptions GMV from subscription partners increased 84% compared to the thirteen weeks ending August 3, 2019. The following table sets forth net revenue by marketplace as a percentage of total net revenue:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
Amazon US	94.7%	96.4%	-1.7%	94.8%	96.1%	-1.3%
Amazon International	4.2%	3.0%	1.2%	4.1%	3.2%	0.9%
Walmart and other Marketplaces	0.4%	0.2%	0.2%	0.5%	0.3%	0.1%
Subtotal Retail	99.3%	99.6%	-0.3%	99.4%	99.6%	-0.3%
Subscriptions and other	0.7%	0.4%	0.3%	0.6%	0.4%	0.3%
Total	100.0%	100.0%	0.0%	100.0%	100.0%	0.0%

Gross Profit. Gross profit increased to $4.4 million, or 10.5% of net revenue for the thirteen weeks ended August 1, 2020, as compared to $3.1 million, or 9.0% of net revenue for the comparable prior year period. The increased profit was primarily attributable to a reduction in the cost of sales on the Amazon US Platform and operational efficiencies.

Gross profit increased to $7.7 million, or 10.5% of net revenue for the twenty-six weeks ended August 1, 2020, as compared to $5.9 million, or 8.5% of net revenue for the comparable prior year period. The increased profit was primarily attributable to operational efficiencies and improved inventory management.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended			Change		Twenty-Six Weeks Ended			Change
(amounts in thousands)	August 1, 2020	August 3, 2019		$	%	August 1, 2020	August 3, 2019		$	%

Kaspien SG&A	$4,106	$3,833		$273	7.1%	$8,197	$8,084		$113	1.4%
Corporate SG&A expenses	810	2,833	(1)	(2,023)	-71.4%	5,209	5,560	(1)	(351)	-6.3%
Total SG&A expenses	$4,916	$6,666		$(1,750)	-26.3%	$13,406	$13,644		$(238)	-1.7%

As a % of total revenue	11.6%	19.5%				18.1%	19.7%

For the thirteen weeks ended August 1, 2020, SG&A expenses decreased $1.8 million or 26.3%.   The decrease in SG&A expenses was due to a $2.0 million in decrease in corporate SG&A expenses.

Kaspien SG&A expenses increased $0.3 million for the thirteen weeks ended August 1, 2020 as compared to the comparable prior year period.

Consolidated depreciation and amortization expense for the thirteen weeks ended August 1, 2020 was $0.5 million as compared to $0.4 million for the comparable prior year period.

For the twenty-six weeks ended August 1, 2020, SG&A expenses decreased $0.2 million or 1.8%.

Index
Kaspien SG&A expenses increased $0.1 million for the twenty-six weeks ended August 1, 2020 as compared to the comparable prior year period.

Consolidated depreciation and amortization expense for the twenty-six weeks ended August 1, 2020 was $1.0 million as compared to $0.8 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.4 million for the thirteen weeks ended August 1, 2020 compared to $0.2 million for the thirteen weeks ended August 3, 2019.  The increase in interest expense was due to increased short and long-term borrowings.

Interest expense was $0.6 million for the twenty-six weeks ended August 1, 2020 compared to $0.3 million for the twenty-six weeks ended August 3, 2019.  The increase in interest expense was due to increased long-term borrowings.  See Note 9 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Loss From Discontinued Operations.  For the thirteen-weeks ended August 3, 2019, the Company recognized a loss from discontinued operations of $4.4 million related to the fye transaction. For the twenty-six weeks ended August 3, 2019, the Company recognized a loss from continuing operations of $7.8 million related to the fye transaction.

See Note 3 to the Condensed Consolidated Financial Statements for more information on the loss from discontinued operations.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets   As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended August 1, 2020 and August 3, 2019.

Net Loss. The net loss for the thirteen weeks ended August 1, 2020 was $0.9 million as compared to $8.1 million for the comparable prior year period.

The net loss for the twenty-six weeks ended August 1, 2020 was $6.3 million as compared to $15.9 million for the comparable prior year period.

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

As disclosed in the Company's Annual Report on Form 10-K filed June 15, 2020, The Company experienced negative cash flows from operations during fiscal 2019 and 2018 and we expect to incur net losses in 2020.

Index
The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level (which could include a voluntary delisting from NASDAQ and deregistering of our Common Stock in order to substantially eliminate the costs associated with being a public company), satisfying all unassumed liabilities of the fye segment and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

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

On August 4, 2020, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 and as of August 4, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 45 calendar days, or until September 18, 2020, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company submits a plan to regain compliance that is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If the Company does not submit a plan to regain compliance or if such plan is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that the Company’s Common Stock is subject to delisting.

The unaudited condensed consolidated financial statements for the thirteen weeks ended August 1, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

Furthermore, broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the NASDAQ Capital Market, it may also limit our ability to raise additional funds.

Index
The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Twenty-Six Weeks Ended		Change
	(amounts in thousands)		August 1, 2020	August 3, 2019	$
	Operating Cash Flows		$(8,087)	$(14,962)	$6,875
	Investing Cash Flows		11,191	(1,420)	12,611
	Financing Cash Flows		(3,307)	12,086	(15,393)

	Capital Expenditures	(1)	(588)	(1,541)	953

	Cash, Cash Equivalents, and Restricted Cash	(2)	8,649	9,930	(1,281)
	Merchandise Inventory		20,576	20,185	391

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$3,337	$3,635
	Add: restricted cash		5,312	6,295
	Cash, cash equivalents, and restricted cash		$8,649	$9,930

Cash used in operations was $8.1 million primarily due to net loss of $6.3 million, a $6.4 million decrease in accrued expenses and a $2.7 million increase in inventory partially offset by a $1.9 million decrease in accounts receivable, a $2.0 million increase in accounts payable and a $2.1 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses in primarily attributable to the payment of obligations related to the fye business.

Cash provided by investing activities was $11.2 million for the twenty-six weeks ended August 1, 2020, which primarily consisted proceeds from the sale of the fye business, partially offset by capital expenditures of $0.6 million.   Cash used in investing activities was $1.4 million for the twenty-six weeks ended August 3, 2019, which primarily consisted of capital expenditures.

Cash used by financing activities was $3.3 million for the twenty-six weeks ended August 1, 2020.  The primary use of cash was the payoff of the Credit Facility.  The payoff the Credit Facility was partially offset by borrowings under the New Credit Facility of $2.2 million, the Subordinated Loan Agreement of $5.2 million and borrowings from the Payroll Protection Program of $2.0 million. Cash used in financing activities was $12.1 million for the twenty-six weeks ended August 3, 2019, which was comprised entirely of proceeds from short term borrowings.

Capital Expenditures.  During the twenty-six weeks ended August 1, 2020, the Company made capital expenditures of $0.6 million. The Company currently plans to spend approximately $1.5 million for capital expenditures during fiscal 2020

Index
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
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

Item 4 – Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of August 1, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

KASPIEN HOLDINGS INC. AND SUBSIDIARIES

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

Index
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

Store Manager Class Actions
There are two pending class actions.  The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”).  The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide.  It also alleges that Trans World improperly calculated overtime for Senior Assistant Managers (“SAMs”) nationwide, and that both SMs and SAMs worked “off-the-clock.”  It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs.  The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, August 1017 (the “Roper Action”).  The Roper Action also asserts a nationwide misclassification claim on behalf of SMs.  Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

The Company has reached a settlement with the plaintiffs for both store manager class actions.  The Company reserved $425,000 for the settlement as of February 2, 2020.

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

Index
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

KASPIEN HOLDINGS INC.

September 15, 2020	By: /s/ Kunal Chopra
Kunal Chopra
Principal Executive Officer
(Principal Executive Officer)

September 15, 2020	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)