Form 10-Q
period 2020-10-31
Kaspien Holdings Inc.
filed 2020-12-15
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number  0-14818

Kaspien Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2818 N. Sullivan Rd. Ste 30
Spokane, WA 99216	99216
Address of Principal Executive Offices	Zip Code

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

Common Stock, $.01 par value,
1,905,198 shares outstanding as of December 1, 2020

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$2,396	$2,977	$3,073
Restricted cash	950	950	950
Accounts receivable	2,465	4,139	2,182
Merchandise inventory	27,204	17,836	22,522
Prepaid expenses and other current assets	836	2,974	857
Assets held for discontinued operations	-	51,189	94,286
Total current assets	33,851	80,065	123,870

Restricted cash	4,082	4,925	5,139
Fixed assets, net	2,343	2,190	2,102
Operating lease right-of-use assets	2,887	3,311	3,404
Intangible assets, net	989	1,760	2,810
Cash Surrender Value	3,438	3,353	3,212
Other assets	1,787	2,202	943
TOTAL ASSETS	$49,377	$97,806	$141,480

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$8,559	$14,447	$10,169
Short-term borrowings	8,483	13,149	27,771
Accrued expenses and other current liabilities	4,745	3,521	1,717
Current portion of operating lease liabilities	583	534	523
Current portion of PPP loan	1,356	-	-
Liabilities held for discontinued operations	-	39,410	54,138
Total current liabilities	23,726	71,061	94,318

Operating lease liabilities	2,412	2,204	2,952
PPP loan	662	-	-
Long-term debt	4,581	-	-
Other long-term liabilities	15,857	20,026	19,335
TOTAL LIABILITIES	47,238	93,291	116,605

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,235,576, 3,225,627 and 3,225,627 shares issued, respectively)	32	32	32
Additional paid-in capital	346,470	345,102	345,043
Treasury stock at cost (1,410,378, 1,409,316 and 1,409,316 shares, respectively)	(230,169)	(230,169)	(230,168)
Accumulated other comprehensive loss	(1,470)	(1,479)	(720)
Accumulated deficit	(112,724)	(108,971)	(89,312)
TOTAL SHAREHOLDERS' EQUITY	2,139	4,515	24,875
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,377	$97,806	$141,480

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Net revenue	$38,913	$28,616	$112,799	$98,008

Cost of sales	35,022	25,896	101,173	89,424
Gross profit	3,891	2,720	11,626	8,584
Selling, general and administrative expenses	4,503	5,604	17,909	19,248
Loss from continuing operations	(612)	(2,884)	(6,283)	(10,664)
Interest expense	381	200	1,015	508
Loss from continuing operations before income tax benefit	(993)	(3,084)	(7,298)	(11,172)
Income tax (benefit) expense	(3,545)	10	(3,545)	26
Income (loss) from continued operations	2,552	(3,094)	(3,753)	(11,198)
Loss from fye business, net of tax	-	(20,061)	-	(27,887)
Net income (loss)	$2,552	$(23,155)	(3,753)	(39,085)

BASIC INCOME (LOSS) PER SHARE:
Basic and diluted income (loss) per common share	$1.40	$(12.73)	$(2.06)	$(21.51)

Weighted average number of common shares outstanding – basic	1,825	1,819	1,823	1,817

DILUTED LOSS PER SHARE:
Diluted income (loss) per common share	$1.39	$(12.73)	$(2.06)	$(21.51)

Weighted average number of common shares outstanding – diluted	1,829	1,819	1,823	1,817

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Net income (loss)	$2,552	$(23,155)	$(3,753)	$(39,085)
Amortization of pension gain	1	5	3	15
Comprehensive income (loss)	$2,553	$(23,150)	$(3,750)	$(39,070)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended October 31, 2020
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of May 2, 2020	3,236	(1,410)	$32	$346,457	$(230,169)	$(1,473)	$(115,276)	$(430)
Net income	-	-	-	-	-	-	2,552	2,552
Other comprehensive income	-	-	-	-	-	3	-	3
Amortization of unearned compensation/restricted stock amortization	-	-	-	13	-	-	-	13
Balance as of October 31, 2020	3,236	$(1,410)	$32	$346,470	$(230,169)	$(1,470)	$(112,724)	$2,139

	Thirty-nine Weeks Ended October 31, 2020
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(3,753)	(3,753)
Other comprehensive income	-	-	-	-	-	9	-	9
Issuance of warrants	-	-	-	836	-	-	-	836
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Amortization of unearned compensation/restricted stock amortization	-	-	-	298	-	-	-	298
Balance as of October 31, 2020	3,236	$(1,410)	$32	$346,470	$(230,169)	$(1,470)	$(112,724)	$2,139

	Thirteen Weeks Ended November 2, 2019
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of August 3, 2019	3,224	(1,409)	$32	$344,983	$(230,168)	$(725)	$(66,157)	$47,965
Net Loss	-	-	-	-	-	-	(23,155)	(23,155)
Other comprehensive income	-	-	-	-	-	5	-	5
Vested restricted shares	2	-	-	-	-	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	60	-	-	-	60
Balance as of November 2, 2019	3,226	(1,409)	$32	$345,043	$(230,168)	$(720)	$(89,312)	$24,875

	Thirty-nine Weeks Ended November 2, 2019
	Number of shares outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
	Common Shares	Treasury Shares
Balance as of February 2, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	-	-	-	-	-	-	(39,085)	(39,085)
Other comprehensive income	-	-	-	-	-	15	-	15
Vested restricted shares	4	-	-	3	(2)	-	-	1
Amortization of unearned compensation/restricted stock amortization	-	-	-	214	-	-	-	214
Balance as of November 2, 2019	3,226	(1,409)	$32	$345,043	$(230,168)	$(720)	$(89,312)	$24,875

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019 (1)
OPERATING ACTIVITIES:
Net income loss	$(3,753)	$(39,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	783	2,272
Amortization of intangible assets	771	858
Stock-based compensation	296	214
Loss on disposal of fixed assets	-	27
Write down investment	-	500
Loss on impairment of long-lived assets	-	16,035
Amortization of ROU asset	424	-
Change in cash surrender value	(84)	(189)
Reversal of ASC 740 liability	(3,545)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,695	1,099
Merchandise inventory	(9,367)	(6,288)
Prepaid expenses and other current assets	2,531	1,190
Other long-term assets	-	5,274
Accounts payable	679	(4,335)
Accrued expenses and other current liabilities	(5,295)	(852)
Deferred revenue	-	(966)
Other long-term liabilities	(407)	(6,576)
Net cash used in operating activities	(15,272)	(30,822)

INVESTING ACTIVITIES:
Purchases of fixed assets	(935)	(2,128)
Proceeds from sale of fye business	11,779	-
Capital distribution from joint venture	-	115
Net cash provided by (used in) investing activities	10,844	(2,013)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	8,483	27,771
Proceeds from long term borrowings	4,581	-
Proceeds from issuance of warrants	836	-
Proceeds from PPP loan	2,018	-
Issuance of director deferred shares and RSUs	235	-
Payment of short-term borrowings	(13,149)	-
Net cash provided by (used in) financing activities	3,004	27,771

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,424)	(5,064)
Cash, cash equivalents, and restricted cash, beginning of period	8,852	14,226
Cash, cash equivalents, and restricted cash, end of period	$7,428	$9,162

(1)	The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. See footnote 3.

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 2020 and November 2, 2019

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

Index
There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.  In addition, the proceeds from the PPP Loan (as defined below) are subject to audit and there is a risk of repayment. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 4, 2020, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement (the “Stockholders’ Equity Requirement”) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 and as of August 4, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. On September 18, 2020, the Company submitted to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”). On September 30, 2020, the Company received another notice from Nasdaq that it had approved the Compliance Plan and granted the Company an extension period to February 1, 2021 to regain compliance with the Stockholders’ Equity Requirement. If the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that the Company’s Common Stock is subject to delisting.
In addition to the below current sources of existing working capital, the Company may explore certain other strategic alternatives that may become available to the Company, as well as continuing our efforts to generate additional sales and increase margins.  However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all, should we require such additional funds.  If the Company is unable to improve its operations, it may be required to obtain additional funding, and the Company’s financial condition and results of operations may be materially adversely affected.  Furthermore, broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the Nasdaq Capital Market, it may also limit our ability to raise additional funds.

The unaudited condensed consolidated financial statements for the thirteen weeks ended October 31, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on continued improved profitability and the other factors set forth in the preceding paragraphs. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

At October 31, 2020, we had cash and cash equivalents of $7.4 million, net working capital of $10.1 million, and outstanding borrowings of $8.5 million on our revolving credit facility, as further discussed below.

Index
New Credit Facility
On February 20, 2020, Kaspien entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “New Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the New Credit Facility in order to satisfy the remaining obligations of the Company under the Credit Facility (as defined below).

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

As of October 31, 2020, borrowings under the New Credit Facility were $8.5 million. The Company had $3.8 million available for borrowing as of October 31, 2020. As of October 31, 2020, unamortized debt issuance costs of $0.9 million are included in “Other assets” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date May 22, 2023. As of October 31, 2020, unamortized debt issuance costs of $0.2 million are included in “Other Current Liabilities” on the unaudited condensed consolidated balance sheet.

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

Index
Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,975.55. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. On August 20, 2020, the Company submitted an application for forgiveness to the SBA. On October 30, 2020, the Company received a follow up letter requesting additional information related to its forgiveness application. The Company submitted the requested information on November 9, 2020. As of December 15, 2020, the Company has not received a decision on its PPP loan forgiveness request.

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

Index
In response to the rapidly evolving COVID-19 pandemic, we activated our business continuity program, led by our Executive Team in conjunction with Human Resources, to help us manage the situation. In mid-March, we transitioned our corporate office staff to work 100% remotely. This process was aided through the implementation of a flexible work from home policy rolled out to the organization in fiscal 2019, having a companywide communication platform for instant messaging and video conferencing, and cloud-based critical business applications. However, while our business is not dependent on physical office locations nor travel, having a mostly remote workforce does present increased operational risk. Our leadership team believes we have the necessary controls in place to mitigate these impacts and allow the team to continue to operate effectively remotely as long as required by State guidelines.

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

Additionally, since the beginning of the pandemic, tens of millions of Americans have lost their jobs, significantly increasing the risk of near-term economic contraction in the United States that may affect e-commerce sales. The risk of additional waves or increased numbers of positive COVID-19 cases also presents further risk to supply chains. Leadership is actively monitoring the situation and potential impacts on its financial condition, liquidity, operations and workforce but the full extent of the impact is still highly uncertain.

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

Index
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended February 1, 2020 contained in the Company's Annual Report on Form 10-K filed June 15, 2020.  The results of operations for the thirteen weeks ended October 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2021.

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

The following table summarizes the major line items for fye that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net revenue	$—	$40,840	$—	$127,602
Cost of goods sold	—	24,685	—	76,932
Selling, general and administrative expenses	—	20,114	—	61,891
Impairment of long-lived assets	—	16,035	—	16,035
Interest expense	—	28	—	46
Other expense (income)	—	(31)	—	388
Loss from discontinued operations before income taxes	—	(19,991)	—	(27,690)
Income tax expense	—	70	—	197
Loss from discontinued operations, net of tax	$—	$(20,061)	$—	$(27,887)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	October 31, 2020	February 1, 2020	November 2, 2019
Cash	$—	$—	$—
Accounts receivable, net	—	62	2,102
Inventories	—	50,122	78,608
Other current assets	—	1,005	3,862
Property, plant and equipment, net	—	—	2,885
Operating lease right-to-use asset	—	—	5,574
Other assets	—	—	1,255
Total assets of discontinued operations	$—	$51,189	$94,286

Accounts payable	$—	$9,769	$19,825
Accrued liabilities	—	779	3,867
Deferred revenue	—	6,764	5,989
Current portion of lease liabilities	—	8,976	8,917
Operating lease liabilities	—	11,059	13,275
Other liabilities	—	2,063	2,265
Total liabilities of discontinued operations	$—	$39,410	$54,138

Index
The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes the cash flows for discontinued operations that are included in the Consolidated Statements of Cash Flows:

	Thirty-nine Weeks Ended
(In thousands)	October 31, 2020	November 2, 2019
Net cash used in operating activities	$—	$(26,022)
Net cash used in investing activities	—	(883)

Depreciation and amortization	—	1,822
Purchases of fixed assets	—	883

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

Index
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

Index
Identifiable intangible assets as of October 31, 2020 consisted of the following (amounts in thousands):

	October 31, 2020
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Vendor relationships	120	$19,100	$14,587	$4,513	$-
Technology	60	6,700	2,587	3,757	356
Trade names and trademarks	60	3,200	-	2,567	633
		$29,000	$17,174	$10,837	$989

The changes in net intangibles and goodwill from February 1, 2010 to October 31, 2020 were as follows:

(amounts in thousands)	February 1, 2020	Impairment Expense	Amortization Expense	October 31, 2020

Amortized intangible assets:
Technology	$647	$-	$291	$356
Trade names and trademarks	1,113	-	480	633
Net amortized intangible assets	$1,760	$-	$771	$989

Amortization expense of intangible assets for the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019 consisted of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Amortized intangible assets:
Vendor relationships	$-	$29	$-	$87
Technology	97	97	291	291
Trade names and trademarks	160	160	480	480
Total amortization expense	$257	$286	$771	$858

Estimated amortization expense for the remainder of fiscal 2020 and the five succeeding fiscal years and thereafter is as follows:

Fiscal Year	Amortization

2020	$257
2021	732
2022	-
2023	-
2024	-
Thereafter	-

Index
Note 7. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended October 31, 2020 and November 2, 2019 was $0.5 million for both periods.

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $1.5 million and $1.3 million, respectively.

Note 8. Restricted Cash

As a result of the death of its former Chairman, the Company holds $5.0 million in a rabbi trust, of which $1.0 million is classified as restricted cash in current assets and $4.0 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of October 31, 2020.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents	$2,396	$2,977	$3,073
Restricted cash	5,032	5,875	6,089
Total cash, cash equivalents and restricted cash	$7,428	$8,852	$9,162

Note 9.  Debt

Credit Facility
In January 2017, the Company amended and restated its revolving credit facility (“Credit Facility”).  The Credit Facility provided for commitments of $50 million subject to increase up to $75 million during the months of October to December of each year, as needed.

On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility through proceeds received from the sale of the fye business and borrowings under the new Kaspien credit facility, as further discussed below. Accordingly, the Credit Facility is no longer available to the Company.

As of November 2, 2019, borrowings under the Credit Facility were $27.8 million.

New Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan Agreement with Encina, as administrative agent, under which the lenders party thereto committed to  the New Credit Facility.  Concurrent with the sale of the fye business, the Company borrowed $3.3 million under the New Credit Facility to satisfy the remaining obligations of the Company under the aforementioned Credit Facility.

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

Index
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

As of October 31, 2020, borrowings under the New Credit Facility were $8.5 million. The Company had $3.8 million available for borrowing as of October 31, 2020. As of October 31, 2020, unamortized debt issuance costs of $0.9 million related to the New Credit Facility are included in Other Current Liabilities on the unaudited condensed consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement. On November 6, 2020, RJHDC exercised 80,000 warrants.

Paycheck Protection Program
On April 17, 2020, Kaspien received the PPP Loan pursuant to CARES Act. The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976 commencing on November 10, 2020. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. On August 20, 2020, the Company submitted an application for forgiveness to the SBA. On October 30, 2020, the Company received a follow up letter requesting additional information related to its forgiveness application. The Company submitted the requested information on November 9, 2020. As of December 15, 2020, the Company has not received a decision on its PPP loan forgiveness request.

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

Index
The FYE Transaction in February 2020 constituted a change of control and vesting on all unvested options was accelerated. As a result, unrecognized compensation expense of $0.2 million was recognized in the first quarter of fiscal 2020. Total compensation expense recognized in the thirty-nine weeks ended October 31, 2020 was $0.2 million.

Equity awards authorized for issuance under the New Plan total 250,000.  As of October 31, 2020, of the awards authorized for issuance under the Stock Award Plans, 130,574 options were granted and are outstanding, 46,900 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan as of October 31, 2020 were 155,075.

The following table summarizes stock award activity during the thirteen weeks ended October 31, 2020:

	Employee and Director Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance February 1, 2020	129,196	$52.11	5.8	9,945	$36.75
Granted	90,402	7.04	9.9	-	-
Canceled	(89,024)	51.31	-	-	-
Exercised	-	-	-	(9,945)	36.75
Balance October 31, 2020	130,574	$21.46	7.0	-	$-
Exercisable October 31, 2020	46,900	$47.18	3.0	-	$-

(1)	Other Share Awards include deferred shares granted to Directors and restricted share units granted to executive officers.

As of October 31, 2020, the intrinsic value of stock awards outstanding was $0.4 million and the intrinsic value of stock awards exercisable was $38,700.

Note 11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the  accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit plan for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019.

Note 12. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  During the thirteen weeks ended October 31, 2020, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2020.

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

Index
The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Service cost	$-	$14	$-	$42
Interest cost	89	142	267	426
Amortization of net gain(1)	(3)	(5)	(9)	(30)
Net periodic pension cost	$86	$151	$258	$438

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

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

For the thirteen-week periods ended October 31, 2020 the dilutive effect of employee stock options was 3,425 shares.

For the thirteen-week period November 2, 2019 and thirty-nine week periods ended October 31, 2020 and November 2, 2019, the impact of all outstanding stock awards was not considered because the Company reported net losses and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirteen weeks ended November 2, 2019 were approximately 126,446 shares, respectively. Total anti-dilutive stock awards for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 were approximately 83,718 and 148,433, respectively.

Index
The following represents basic and diluted loss per share for continuing operations, loss from discontinued operations and net loss for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Income (loss) from continuing operations	$2,552	$(3,094)	$(3,753)	$(11,198)

Basic income (loss) per common share from continuing operations	$1.40	$(1.70)	$(2.06)	$(6.16)

Diluted income (loss) per common share from continuing operations	$1.39	$(1.70)	$(2.06)	$(6.16)

Loss from discontinued operations	$-	$(20,061)	$-	$(27,887)
Basic and diluted loss per common share from discontinued operations	$-	$(11.03)	$-	$(15.35)

Net income (loss)	$2,552	$(23,155)	$(3,753)	$(39,085)

Basic income (loss) per common share	$1.40	$(12.73)	$(2.06)	$(21.51)

Weighted average number of common shares outstanding – basic	1,825	1,819	1,823	1,817

Diluted income (loss) per common share	$1.39	$(12.73)	$(2.06)	$(21.51)

Weighted average number of common shares outstanding – diluted	1,829	1,819	1,823	1,817

Note 14. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company's tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending February 1, 2020.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of February 1, 2020, the Company had a net operating loss carry forward of $288.1 million for federal income tax purposes and approximately $280.2 million for state income tax purposes that expire at various times through 2039 and are subject to certain limitations and statutory expiration periods.  The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

During the thirteen weeks ended October 31, 2020, the Company recorded an income tax benefit of $3.5 million related to the reversal of liabilities accrued per ASC 740-10 Accounting for Uncertain Tax Positions.

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

The Company has reached a settlement with the plaintiffs for both store manager class actions.  The Company reserved $425,000 for the settlement as of October 31, 2020.

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
October 31, 2020 and November 2, 2019

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

Previously, the Company also operated fye, a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com.  On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of Sunrise Records pursuant to the Asset Purchase Agreement dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records.

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

Index
RESULTS OF OPERATIONS

Thirteen Weeks and Thirty-nine Weeks Ended October 31, 2020
Compared to the Thirteen and Thirty-nine Weeks Ended November 2, 2019

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	October 31, 2020	November 2, 2019	$	%	October 31, 2020	November 2, 2019	$	%

Net Revenue	$38,913	$28,616	$10,297	36.0%	$112,799	$98,008	$14,791	15.1%

Gross profit	3,891	2,720	1,171	43.1%	11,626	8,584	3,042	35.4%
% to sales	10.0%	9.5%			10.3%	8.8%

Net Revenue. Net revenue was $38.9 million for the thirteen weeks ended October 31, 2020, a 36.0% increase from the comparable prior year period. The increase in net revenue was primarily attributable to increased velocity and improved average sales price for merchandise sold on the Fulfilled By Amazon US marketplace (“FBA US”).

Net revenue was $112.8 million for the thirty-nine weeks ended October 31, 2020 a 15.1% increase from the comparable prior year period. The increase in net revenue was primarily attributable to strength on the Amazon US marketplace.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 99% of net revenue in the thirteen weeks ended October 31, 2020. As part of the Company’s diversification strategic initiative, net revenue from non-Amazon US marketplaces increased to 5.8% of net revenue from 3.5% of net revenue in the comparable period from the prior year. The increase was attributable to Amazon International, Walmart and Other Marketplaces. Subscriptions and Other share of net revenue increased to 1.0% of net revenue in the period during the thirteen weeks ended October 31, 2020.  The increase was attributable an increase in the number of partners and higher gross merchandise value (“GMV”) of partner revenue flowing through the platform Amazon Marketplace. The following table sets forth net revenue by marketplace as a percentage of total net revenue:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
Amazon US	93.2%	96.1%	-2.9%	94.3%	96.0%	-1.7%
Amazon International	5.3%	3.3%	2.0%	4.5%	3.3%	1.2%
Walmart & Other Marketplaces	0.5%	0.2%	0.3%	0.5%	0.3%	0.2%
Subtotal Retail	99.0%	99.6%	-0.6%	99.3%	99.6%	-0.4%
Subscriptions & Other	1.0%	0.4%	0.6%	0.7%	0.4%	0.4%
Total	100.0%	100.0%		100.0%	100.0%

Gross Profit. Gross profit increased to $3.9 million, or 10% of net revenue for the thirteen weeks ended October 31, 2020, as compared to $2.7 million, or 9.5% of net revenue for the comparable prior year period. The increased profit was primarily attributable to a reduction in the cost of sales on the Amazon US Platform and operational efficiencies.

Gross profit increased to $11.6 million, or 10.3% of net revenue for the thirty-nine weeks ended October 31, 2020, as compared to $8.6 million, or 8.8% of net revenue for the comparable prior year period. The increased profit was primarily attributable to operational efficiencies and improved inventory management.

Index
SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	October 31, 2020	November 2, 2019	$	%	October 31, 2020	November 2, 2019	$	%

Kaspien SG&A	$4,123	$4,139	$(16)	(0.4)%	$12,320	$12,223	$97	0.1%
Corporate SG&A expenses	380	1,465	(1,085)	(74.1)%	5,589	7,025	(1,436)	(20.4)%
Total SG&A expenses	$4,503	$5,604	$(1,101)	(19.6)%	$17,909	$19,248	$(1,339)	(7.0)%

As a % of total revenue	11.6%	19.6%			15.9%	19.6%

For the thirteen weeks ended October 31, 2020, SG&A expenses decreased $1.1 million or 19.6%.   The decrease in SG&A expenses was due to a $1.1 million in decrease in corporate SG&A expenses.

Kaspien SG&A expenses decreased $16,000 for the thirteen weeks ended October 31, 2020 as compared to the comparable prior year period.

Consolidated depreciation and amortization expense for the thirteen weeks ended October 31, 2020 was $0.5 million as compared to $0.4 million for the comparable prior year period.

For the thirty-nine weeks ended October 31, 2020, SG&A expenses decreased $1.3 million or 7.0%.

Kaspien SG&A expenses increased $97,000 for the thirty-nine weeks ended October 31, 2020 as compared to the comparable prior year period.

Consolidated depreciation and amortization expense for the thirty-nine weeks ended October 31, 2020 was $1.6 million as compared to $1.3 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.4 million for the thirteen weeks ended October 31, 2020, as compared to $0.2 million for the thirteen weeks ended November 2, 2019.

Interest expense was $1.0 million for the thirty-nine weeks ended October 31, 2020 compared to $0.5 million for the thirty-nine weeks ended November 2, 2019.  The increase in interest expense was due to increased long-term borrowings.  See Note 9 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Loss From Discontinued Operations.  For the thirteen-weeks ended November 2, 2019, the Company recognized a loss from discontinued operations of $20.1 million related to the fye transaction. For the thirty-nine weeks ended November 2, 2019, the Company recognized a loss from continuing operations of $27.9 million related to the fye transaction.

See Note 3 to the Condensed Consolidated Financial Statements for more information on the loss from discontinued operations.

Income Tax Benefit (Expense).  During the thirteen and thirty-nine weeks ended October 31, 2020, based on the Company’s on an evaluation of new information that occurred in the current financial reporting period, the Company recorded an income tax benefit of $3.5 million related to the recognition of previously unrecognized income tax benefits pursuant to ASC 740-10-25, Accounting for Income Taxes – Recognition. Prior to the current financial reporting period, the Company had accrued the liabilities for unrecognized income tax benefits, including accrued interest and penalties related to tax positions created by the fye business.  As a result of the fye transaction and a reorganization of the Company’s corporate structure, the Company will not utilize the tax attributes attributable to the tax positions and the corporate entities associated with the tax positions have been liquidated.

Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets   As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended November 2, 2019 and the thirty-nine weeks ended November 2, 2019.

Net Income (Loss). Net income for the thirteen weeks ended October 31, 2020 was $2.6 million as compared to a net loss of $23.2 million for the comparable prior year period.

The net loss for the thirty-nine weeks ended October 31, 2020 was $3.8 million as compared to $39.1 million for the comparable prior year period.

Index
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

On August 4, 2020, the Company received a letter from the Listing Qualifications staff of the Nasdaq notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 and as of August 4, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. On September 18, 2020, the Company submitted to Nasdaq the Compliance Plan.  On September 30, 2020, the Company received another notice from Nasdaq that it had approved the Compliance Plan and granted the Company an extension period to February 1, 2021 to regain compliance with the Stockholders’ Equity Requirement. If the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq staff could provide notice that the Company’s Common Stock is subject to delisting.

The unaudited condensed consolidated financial statements for the thirteen weeks ended October 31, 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 9 in the interim condensed consolidated financial statements.

Furthermore, broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds. Similarly, if our Common Stock is delisted from the Nasdaq Capital Market, it may also limit our ability to raise additional funds.

Index
The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirty-nine Weeks Ended		Change
	(amounts in thousands)		October 31, 2020	November 2, 2019	$
	Operating Cash Flows		$(15,272)	$(39,085)	$23,813
	Investing Cash Flows		10,884	(2,013)	12,897
	Financing Cash Flows		3,004	27,771	(24,767)

	Capital Expenditures	(1)	(935)	(2,128)	1,193

	Cash, Cash Equivalents, and Restricted Cash	(2)	7,428	9,162	(1,734)
	Merchandise Inventory		27,204	22,522	4,682

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$2,396	$3,073	(677)
	Add: restricted cash		5,032	6,089	(1,057)
	Cash, cash equivalents, and restricted cash		$7,428	$9,162	$(1,734)

Cash used in operations was $15.3 million primarily due to net loss of $3.8 million, a $5.3 million decrease in accrued expenses and a $9.4 million increase in inventory partially offset by a $1.7 million decrease in accounts receivable, and a $2.5 million decrease in prepaid expenses and other current assets. The decrease in accrued expenses is primarily attributable to the payment of obligations related to the fye business.

Cash provided by investing activities was $10.9 million for the thirty-nine weeks ended October 31, 2020, which primarily consisted proceeds from the sale of the fye business, partially offset by capital expenditures of $0.9 million.   Cash used in investing activities was $2.0 million for the thirty-nine weeks ended November 2, 2019, which primarily consisted of capital expenditures.

Cash provided by financing activities was $30 million for the thirty-nine weeks ended October 31, 2020.  The primary source of cash was borrowings from the New Credit Facility of $8.5 million, the Subordinated Loan Agreement of $5.2 million and borrowings from the PPP of $2.0 million partially offset by the payoff of the Credit Facility of $13.1 million. Cash used in financing activities was $27.8 million for the thirty-nine weeks ended November 2, 2019, which was comprised entirely of proceeds from short term borrowings.

Capital Expenditures.  During the thirty-nine weeks ended October 31, 2020, the Company made capital expenditures of $0.9 million. The Company currently plans to spend approximately $1.5 million for capital expenditures during fiscal 2020

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Item 4 – Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 31, 2020, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Index
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Index
Item 6 - Exhibits

(A) Exhibits -
Exhibit No.	Description
3.1
Certificate of Amendment of Certificate of Incorporation of Trans World Entertainment Corporation, dated September 3, 2020 – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

3.2
Amendment No. 2 to Bylaws of Kaspien Holdings Inc., dated September 3, 2020 – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

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

KASPIEN HOLDINGS INC.

December 15, 2020	By: /s/ Kunal Chopra
Kunal Chopra
Principal Executive Officer
(Principal Executive Officer)

December 15, 2020	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)