Form 10-K
period 2021-01-30
Kaspien Holdings Inc.
filed 2021-04-30
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 30, 2021
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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Trans World Entertainment Corporation
38 Corporate Circle
Albany, NY 12203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	KSPN	NASDAQ Stock Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of August 1, 2020, the last business day of the Company’s most recently completed second fiscal quarter, 1,825,198 shares of the Registrant’s Common Stock were issued and outstanding.  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on August 1, 2020, was $5.5 million. As of April 15, 2021, there were 2,478,752 shares of Common Stock issued and outstanding.

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

None.

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the Kaspien Holdings Inc.’s (“the Company’s”) future prospects, developments and business strategies. The statements contained in this document that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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
•     maintaining Kaspien’s relationship with Amazon;
•    failure to sustain our revenue growth rate;
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
•     limitation on our acquisition and growth strategy as a result of our inability to raise necessary funding;
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

Company Background

Kaspien Holdings Inc (f/k/a Trans World Entertainment Corporation), which, together with its consolidated subsidiaries, is referred to herein as the “Company”, “we”, “us” and “our”, was incorporated in New York in 1972.  We own 100% of the outstanding Common Stock of Kaspien Inc.  See below for additional information.

Acquired in October 2016, Kaspien Inc. (“Kaspien”) provides a platform of software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart, Target, eBay, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies and mutually beneficial partnerships.

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

The fye business is reported as discontinued operations in our Consolidated Statements of Operation, and the related assets and liabilities have been presented as held-for-sale in the Consolidated Balance Sheets, through their dates of disposal. These changes have been applied to all periods presented. Unless otherwise noted, discussion within this Form 10-K relates to continuing operations. Refer to Notes 2 and 3 of the Notes to the Consolidated Financial Statements for additional information on discontinued operations.

Business Overview

Our mission is to optimize and grow brands on today’s leading online marketplaces. To deliver this mission, we provide a platform of software and services to empower brands to grow their online distribution channel on digital marketplaces such as Amazon, Walmart, eBay, Target, and others. Our proprietary software platform of marketplace solutions has been developed with a tech-first approach over the last decade. Through our platform, more than a decade of marketplace expertise, and our subject matter expertise, Kaspien empowers brands to achieve their online retail goals. Through our diversified and flexible partnership approach, Kaspien supports brands all across their brands life cycle and maturity online.

By offering a one-stop-shop for all marketplace services, Kaspien intends to diversify its risk and leverage its assets to capture more market share across the seller services space.

The Company has positioned itself to be a brand’s ultimate online growth partner. We are guided by seven core principles:

Partner Obsession	Insights Driven
Simplicity	Innovation
Results	Ownership
Diversity and Teamwork

The Kaspien marketplace growth platform allows for a diversified go-to-market approach, enabling economies of scale for multiple operations. A high-level overview of the Kaspien platform is shown in Figure 1 below:

KASPIEN MARKETPLACE GROWTH PLATFORM

TECH ENABLED SERVICES	Digital Marketing	Creative	Inventory Management	Brand Control	Tax and Compliance
SOFTWARE	AdManager	Neptune Inventory Management	Unity Dropship Automation	Perispect Price & Seller Monitoring	Channel Auditor Cost Recovery

POWERED BY DATA AND INSIGHTS, ARTIFICIAL INTELLIGENCE AND AUTOMATION

EXTENSIONS	Multiple Marketplaces - Walmart, eBay, Amazon, etc.	Multiple Product Categories	International Marketplaces	Extensible to Service Providers - Multiple

Figure 1: Kaspien platform of products and services

The Kaspien marketplace growth platform is improved with increased utilization. It is built upon a data engine that synthesizes roughly one billion data points daily from over ten million unique products. The below image showcases the Kaspien “flywheel.” As brands and products use more services on our platform, Kaspien accumulates more data and derives greater insights, thereby strengthening the value of our platform. With increased growth, partners layer on additional software tools, creating even stronger integration and ultimately driving a more robust value proposition for brands. For Kaspien, this positive flywheel effect leads to partner growth and improved lifetime value of our brand relationships. We measure our success through gross merchandise value growth across the Kaspien platform.

More Products
on the Platform
More Tailored
Solutions Created
for Partners
More Data & Insights
Scaling with
the Kaspien
Platform
More Software, Services
& Providers Integrated
More Software, Services
& Marketplaces

Figure 2: Kaspien flywheel

Partners
Kaspien views all brand customers of our platform as partners and defines them under this nomenclature. Our partners include brands, suppliers, distributors, liquidators, and affiliates such as venture capital firms and marketing agencies, as well as other industry brand aggregators.  Our market sectors include but are not limited to: Pets/Sporting Goods, Tools/Office/Outdoors, Health & Personal Care and Home/Kitchen/Grocery. In fiscal 2020, these top categories made approximately 68% of our total revenue. We organize our operations by category, developing a deep understanding and subject matter expertise in these areas, powering our platform to drive better results across these category focal points.

The Company uses its proprietary data platform to identify brands that would be good strategic fits for its services. We utilize content marketing to strengthen its visibility within the industry. The Company’s public relations efforts consist of press releases, articles in industry publications, and articles on its website to build its brand. In addition, we regularly run advertisements on popular ad platforms such as Google, Facebook, Twitter and LinkedIn to bring leads into its sales funnels.

In addition, Kaspien recently adopted a brand acquisition strategy whereby we will deploy capital to acquire certain strategic brands, bring them onto our platform, increasing the scale of such brands.

Partnership Models
The Kaspien platform can be leveraged and engaged in three primary different business models.

Retail-as-a-Service (“RaaS”): We own inventory. We sell it.
In this model, Kaspien buys inventory and sells it on marketplaces such as Amazon, Walmart, Target, and eBay as a third-party seller. Additionally, Kaspien supports private label “dropship” integrations with various suppliers and distributors as well as incubates its own brands. At the end of fiscal 2019, Kaspien had a total of six (6) incubated brands – Jumpoff Jo, Brilliant Bee, Big Betty, Domestic Corner, Coy Beauty, Max Threads and Keto. In RaaS, our business model is the same as that of a wholesale retailer. During fiscal 2020, revenue per partner increased 40% to $237,000 from $169,000 in fiscal 2019.

Agency-as-a-Service(“AaaS”): Partner owns inventory. We sell it.
In this model, Kaspien serves as an extension of a partner’s e-commerce team, providing full service and managed services in the areas of inventory management, marketing management, creative, brand control, tax, compliance and other marketplace growth services. Kaspien charges a subscription fee and receives a small percentage of the revenue generated.

Software-as-a-Service (“SaaS”): Partner owns inventory and sells it.
In this model, Kaspien provides partners access to software through its platform of proprietary technology to empower partners to self-manage their marketplace channel. Kaspien charges a subscription fee and receives a percentage of the transaction.

The “Agency as a Service” and “Software as a Service” models are collectively called “Subscriptions.” The software products and tech-enabled services that form subscriptions are as follows:

Software: - Ad Management - Brand Protection and Seller Tracking - Cost Recovery and Case Management - Inventory Management and Advanced Supply Chain - Dropship Automation	Services: - Creative Services - Tax Compliance - Inventory Management & Supply Chain - Digital Marketing

As of January 30, 2021, we had 825 partners across our portfolio of external brand partners, including nearly 693 retail partners and 132 subscriptions partners. The Company’s subscriptions partner base increased 207% compared to fiscal year 2019.

While used for different models, the platform is designed to benefit from network effects. The more partners on our platform, the more data and insights it can collect. The more insights it gets, more products and services it can serve its partners and more marketplace integrations it can support. The more marketplace providers that can be integrated, the greater the number of possible partners to engage in our services.

Technology and Integrations

The Company’s marketplace platform is a one stop shop insights driven platform built upon over a decade of marketplace selling data. The platform includes a variety of artificial intelligent, data science solutions spanning across brand protection services, logistics and supply chain optimization, automated pricing, advertising marketing management, creative and content services, tax and compliance services, among others. This is all accessible through the Kaspien platform and can be leveraged through a managed service or a software as a service model.

The platform uses an insight driven approach to digital marketplace retailing using proprietary software. Using data collected from marketplaces, optimal inventory thresholds and purchasing trends are calculated within its advanced inventory management software developed in-house. Kaspien also has proprietary software related to pricing, advertisement management, marketplace seller tracking and channel auditing.

Additionally, the Kaspien platform can be extended to our business and service providers that are synergistic to Kaspien. This enables a network of partner integrations that can be extended and expanded upon. The Kaspien platform has formed strategic relationships and partnerships with these other listed marketplace service providers, including Deliverr and MyFBAPrep in the logistics and fulfillment space,  TaxCloud, a tax services provider, VantageBP, a brand protection agency, Levin Consulting, an electronics specialty retailer, and others.

Business Environment
Digital marketplaces allow consumers to shop from a variety of merchants in one place and have become an integral part of many brand manufacturers’ businesses.

According to the U.S. Census Bureau, total U.S. e-commerce sales in 2020 were $792 billion, up 32.4% from 2019 as the coronavirus pandemic and nationwide lockdowns pushed shoppers to rely on internet retailers for their consumer needs. Total retail sales in 2020 increased 3.4% from the prior year. As a result, e-commerce sales ended the year accounting for 14% of all U.S. retail sales, up from 11% in 2019.

According to emarketer.com, worldwide e-commerce sales in 2020 were $4.3 trillion, up 27.6% from 2019. Total worldwide retail sales declined 3.0% to $23.9 trillion. Worldwide e-commerce growth is projected to increase 14.3% in 2021. Although the growth will slow, e-commerce penetration of total global retail continues to rise and is predicted to be 19.5% of total retail.

In the United States, we sell on marketplaces that represent 50% of national e-commerce sales (Amazon.com, Walmart.com, eBay.com, Target.com, Google.com, Sears.com, jet.com, Pricefalls.com, Overstock.com, Wish.com). Internationally, we sell on marketplaces in the U.K. (Amazon.uk), Germany (Amazon.de), Canada (Amazon.ca) and India (Amazon.in). In 2021, Kaspien intends to begin selling its services in Japan and Mexico.

Competition and Strategic Positioning
Kaspien operates in a category within e-commerce called “Marketplace Growth Software and Services”. Businesses in this category provide services to brands and other sellers to facilitate growth on marketplaces. The market is very fragmented, and most providers are focused on a few focus areas where sellers have support needs. Subcategories in this market include: Account and Marketing Services, Supply Chain and Logistics Providers, Manufacturers and Product Suppliers, Legal Services and Accounting, Tax and Financial Services. In the Account and Marketing Services subcategory, services are further divided into retail services, agency services and software services. This is analogous to our business models – Retail as a Service, Agency as a Service and Software as a Service.

Kaspien positions itself as a comprehensive and fully customizable platform of software and services tailored towards online marketplace growth. Kaspien core focus is on the Account and Marketing Services subcategory and competes in this subcategory with Software Providers, Agencies and Retailers.

Our focus on the platform and subscriptions services has fueled strong growth in our subscription services, growing our partner base by 214% from 42 to 132 partners within our subscription platform. Our annual recurring revenue (“ARR”) in our subscriptions business grew by 181% from $0.7 million to $1.8 million from fiscal year 2019 to fiscal year 2020.

Revenue Distribution
Kaspien’s primary source of revenue is through its “Retail as a Service” business, specifically as a third-party seller on the Amazon US marketplace. In fiscal 2020, the share of our retail revenues generated from our Amazon US business was 86%, as compared to 91% in fiscal 2019. Our international retail business grew from 3.2% in fiscal year 2019 to 4.8% in fiscal year 2020. The remaining retail revenue is generated from other marketplaces including Amazon International, Walmart, eBay and Target+.

Kaspien focuses on a broad array of categories, including pet supplies, sporting goods, tools/office/outdoors, health & personal care and home/kitchen/grocery. In fiscal year 2020, these categories represented  approximately 68% of our total revenue. Kaspien organizes our operations by category, developing a deep understanding and subject matter expertise in these areas, enabling us to drive better results across these categories.

Human Capital
As of January 30, 2021, the Company employed approximately 136 people, of whom approximately 130 were employed on a full-time basis. At the end of fiscal 2020, the Company had department heads in the areas of marketing, supply chain, private label, business development, account management, human resources, accounting, FP&A, warehouse operations, compliance, product management, data, and engineering. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully

The Company believes that its success depends on the ability to attract, develop, retain and incentivize our existing and new employees, consultants, and key personnel. It also believes that the skills, experience and industry knowledge of its key personnel significantly benefits its operations and performance. The principal purposes of equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored the importance of keeping employees safe and healthy. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect the Company’s workforce so they can more safely and effectively perform their work. These actions include shutting down its headquarters for some months during 2020, wearing facemasks in common areas in the office, and allowing employees to work from home.

Customer Acquisition
Kaspien engages its partners through a combination of brand building, inbound digital marketing, and outbound sales, as well as using its proprietary data platform to identify brands that would be a strategic fit for its services. Kaspien utilizes content marketing to strengthen its visibility within the industry. Kaspien’s public relations efforts consist of press releases, articles in industry publications, and articles on its website to build its brand.

In addition, Kaspien regularly runs advertisements on popular ad platforms such as Google, Facebook, Twitter and LinkedIn to bring leads into its sales funnels.

Trademarks
The trademark Kaspien is registered with the U.S. Patent and Trademark Office and is owned by Kaspien. We believe that our rights to this trademark is adequately protected. We hold no material patents, licenses, franchises, or concessions; however, our established trademark is essential to maintaining our competitive position.

Available Information

The Company’s headquarters are located at 2818 N. Sullivan Road, Suite 130, Spokane Valley, WA 99216, and its telephone number is (855)-300-2710. The Company’s corporate website address is www.kaspien.com. The Company makes available, free of charge, its Exchange Act Reports (Forms 10-K, 10-Q, 8-K and any amendments thereto) on its web site as soon as practical after the reports are filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be obtained from the site http://www.sec.gov. The Company’s Common Stock, $0.01 par value, is listed on the NASDAQ Capital Market under the trading symbol “KSPN”.

Item 1A.	RISK FACTORS

The following is a discussion of certain factors, which could affect the financial results of the Company.

Risks Related to Our Business

If we cannot successfully implement our business strategy our growth and profitability could be adversely impacted.

Our future results will depend, among other things, on our success in implementing our business strategy.

During the third quarter of 2019, based on recurring losses from operations, the Company pursued several strategic initiatives towards its strategy of shifting its focus solely to the operation of Kaspien, improving profitability and meeting future liquidity needs and capital requirements.  The following initiatives were completed during the first quarter of 2020:

•	The sale of the For Your Entertainment (fye) business;

•	The establishment of a new secured $25 million revolving credit facility (the “New Credit Facility”) with Encina Business Credit, LLC (“Encina”);

•	The execution of a separate subordinated loan agreement for Kaspien (the “Subordinated Loan”); and

•	The receipt by Kaspien of loan proceeds pursuant to the Paycheck Protection Plan (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act.

Notwithstanding the foregoing, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services, the availability of future funding and overcoming the impact of the COVID-19 pandemic.

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
The Company utilizes Amazon’s Freight by Amazon (“FBA”) platform to store their products at the Amazon fulfillment center and to pack and distribute these products to customers. If Amazon continues to increase its FBA fees, our profit margin could be adversely affected.

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities. Further, we rely on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.
Customer complaints or negative publicity about our products, delivery times, or marketing strategies, even if not accurate, especially on blogs, social media websites and third-party market sites, could rapidly and severely diminish consumer view of our product listings and result in harm to our brands. Customers may also make safety-related claims regarding products sold through our online retail partners, such as Amazon, which may result in an online retail partner removing the product from its marketplace. We have from time to time experienced such removals and such removals may materially impact our financial results depending on the product that is removed and length of time that it is removed. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control.

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

Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. No individual partner exceeded 10% of purchases in fiscal 2020.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.
The Company generates substantially all of its revenue through the Amazon Marketplace. Therefore, we depend in large part on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

The terms of our asset-based revolving credit agreement impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions, which could have a significant adverse impact on our business.  Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.
On February 20, 2020, Kaspien entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina, as administrative agent, under which the lenders committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “New Credit Facility”).

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

As of January 30, 2021, the Company had borrowings of $6.3 million under its credit facility with Encina.

Risks Related to Information Technology and Intellectual Property

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

Risks Related to Human Capital

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

Risks Related to Ownership of Our Common Stock.

The ownership of our Common Stock is concentrated, and entities affiliated with members of our Board of Directors have significant influence and control over the outcome of any vote of the Company’s Shareholders and may have competing interests.
The Robert J. Higgins TWMC Trust (the “Trust”) owns approximately 28.8% of the outstanding Common Stock and Neil Subin owns approximately 12.1% of the outstanding Common Stock, and as a result can significantly influence the outcome of most actions requiring shareholder approval.  In addition, entities affiliated with each of the Trust and Mr. Subin, as well as one of our directors, Mr. Simpson, and certain of his affiliated entities, collectively hold approximately 50% of the outstanding Common Stock, and as a result can control the outcome of most actions requiring shareholder approval. These Shareholders entered into a voting agreement (as described in “Related Party Transactions”) and agreed to how their respective shares of the Company’s Common Stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board.  Pursuant to the voting agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights. Entities affiliated with the Trust and Messrs. Marcus and Simpson are also lenders under our subordinated loan and security agreement, have received warrants to purchase shares of the Company’s Common Stock and received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien, each as described in “Related Party Transactions”.  As a result, there may be instances in which the interest of Mr. Reickert, the Trust and its affiliated entities, Messrs. Marcus and Subin and their respective affiliated entities, and Mr. Simpson and his affiliated entities may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company.

The Company’s stock price has experienced and could continue to experience volatility and could decline, resulting in a substantial loss on your investment.
Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations and public perception of the prospects for the industries in which we operate and the value of our assets. We are reliant on the performance of Kaspien, and a failure to meet market expectations, particularly with respect to net revenues, operating margins and earnings per share, would likely result in a further decline in the market price of our stock.

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

On August 4, 2020, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement (the “Stockholders’ Equity Requirement”) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million and as of August 4, 2020, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

On January 22, 2021, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s market value of listed securities was greater than $35 million for ten consecutive business days, from January 4, 2021 to January 21, 2021. Accordingly, the Company has regained compliance with the alternative requirement set forth under Nasdaq Listing Rule 5550(b)(2) and the matter is now closed.

If we fail to maintain compliance with the continued listing requirements in the future and NASDAQ determines to delist our Common Stock, the delisting could adversely affect the market price and liquidity of our Common Stock and reduce our ability to raise additional capital.

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

General Risk Factors

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

We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

We will evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time following the closing of the merger, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.
Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters. The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business. Even if we are successful in integrating the acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.
If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate principal amount of our debt. A strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

Historically, we have experienced declines, and we may continue to experience fluctuation in our level of sales and results from operations.
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
The Company has suffered recurring losses from operations and the Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, all of which are limited. Therefore, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on, among other things, improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level and other strategic alternatives, including selling all or part of the remaining business or assets of the Company, and overcoming the impact of the COVID-19 pandemic.

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

In addition, the continuation of the COVID-19 pandemic and various governmental responses in the United States has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third parties with whom we conduct business, due to illness or quarantines, among others. Our business was negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses in each case on a timely basis or at all. During the fourth quarter of 2020 and first quarter of 2021, we have experienced production and shipment delays for certain of our products that could result in stock outs on the Amazon marketplace resulting in a decrease of net revenue. The extent to which COVID-19 could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

Item 1B.	UNRESOLVED SEC COMMENTS

None.

Item 2.	PROPERTIES

Corporate Offices and Distribution Center Facility

As of January 30, 2021, we leased the following office and distribution facilities:

Location	Square Footage	Owned or Leased	Use
Spokane, WA	30,700	Leased	Office administration
Spokane, WA	32,000	Leased	Distribution center

The distribution center supports the distribution to outside distribution facilities for sale on third-party marketplaces for Kaspien.

Item 3.	LEGAL PROCEEDINGS

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

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit.  On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar putative class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions.  The Company removed that lawsuit back to federal court on June 12, 2019, and then filed a motion to dismiss and/or strike the plaintiff’s class action allegations on June 28, 2019.  On February 2, 2021 the court granted the Company’s motion, struck the class action allegations, and dismissed the individual plaintiffs’ claims for lack of jurisdiction.  Plaintiffs appealed the court’s decision on February 24, 2021. The parties participated in a mandatory court-annexed mediation session on April 8, 2021.  The parties have agreed on terms to resolve the matter fully and finally, and the appeal will be dismissed without material impact on the financial results of the Company.

In the event the Court of Appeals reinstates the case, the Company believes it has meritorious defenses to the plaintiffs’ claims and will vigorously defend the action.

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

The Company has reached a settlement with the plaintiffs for both store manager class actions, which has received approval from the court.  The Company reserved $0.4 million for the settlement as of January 30, 2021.  Notices of the settlement have been issued to class members, and the settlement claims process is currently ongoing.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “KSPN.”  As of April 15, 2021, there were 296 shareholders of record.  The following table sets forth high and low last reported sale prices for each fiscal quarter during the period from February 3, 2019 through April 25, 2021.

	Closing Sales Prices

	High	Low
2019
1st Quarter	$12.48	$5.77
2nd Quarter	$8.01	$5.00
3[d] Quarter	$6.08	$2.74
4th Quarter	$6.98	$1.92

2020
1st Quarter	$5.35	$2.39
2nd Quarter	$8.14	$3.62
3[d] Quarter	$12.38	$6.51
4th Quarter	$52.15	$10.00

2021
1st Quarter (through April 15, 2021)	$46.00	$21.50

On April 15, 2021, the reported sale price on the Common Stock on the NASDAQ Capital Market was $26.91. On August 15, 2019, the Company completed a 1-for-20 reverse stock split of outstanding Common Stock. All closing prices reflect the reverse stock split.

On March 18, 2021, the Company closed an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital to implement its strategic plans focused on brand acquisition, investments in technology to enhance its scalable platform and its core retail business.

Dividend Policy: The Company did not pay cash dividends in fiscal 2020 and fiscal 2019.  The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed.

Issuer Purchases of Equity Securities during the Quarter Ended January 30, 2021
During the three-month period ended January 30, 2021, the Company did not repurchase any shares under a share repurchase program.

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

Following the FYE Transaction, Kaspien is the Company’s only operating segment.

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

In response to the rapidly evolving COVID-19 pandemic, we activated our business continuity program, led by our Executive Team in conjunction with Human Resources, to help us manage the situation. In mid-March of 2020, we transitioned our corporate office staff to work 100% remotely. This process was aided through the implementation of a flexible work from home policy rolled out to the organization in fiscal 2019, having a companywide communication platform for instant messaging and video conferencing, and cloud-based critical business applications. However, while our business is not dependent on physical office locations nor travel, having a 100% remote workforce does present increased operational risk. Our leadership team believes we have the necessary controls in place to mitigate these impacts and allow the team to continue to operate effectively remotely as long as required by State guidelines.

While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, the industry nor our organization has been immune to the impact to our supply chains. For instance, in March 2020, Amazon reduced replenishment in their fulfillment centers to essential items which limited a significant percentage of SKUs carried by Kaspien and a number of Kaspien’ partners shut their warehouses or suffered limited processing capacity due to COVID-19. While Amazon has since lifted restrictions and the leadership team executed contingency plans to mitigate the adverse impact from these restrictions, this highlights the fluid nature of COVID-19 across supply chains.

Additionally, since the beginning of the pandemic, tens of millions of Americans have lost their jobs, significantly increasing the risk of near-term economic contraction in the United States that may affect e-commerce sales. The risk of another wave or increased numbers of positive COVID-19 cases also presents further risk to supply chains. Leadership is actively monitoring the situation and potential impacts on its financial condition, liquidity, operations and workforce but the full extent of the impact is still highly uncertain.

Key Performance Indicators

Management monitors a number of key performance indicators to evaluate its performance, including:

Net Revenue: The Company measures total year over year sales growth. Net sales performance is measured through several key performance indicators including number of partners and active product listings and sales per listing.

Cost of Sales and Gross Profit:  Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, obsolescence and distribution costs.  Distribution expenses include those costs associated with receiving, inspecting & warehousing merchandise, Amazon fulfillment fees, and costs associated with product returns to vendors.

Selling, General and Administrative (“SG&A”) Expenses: Included in SG&A expenses are payroll and related costs, general operating and overhead expenses and depreciation charges.  SG&A expenses also include miscellaneous income and expense items, other than interest.

Balance Sheet and Ratios:  The Company views cash, merchandise inventory, accounts payable leverage, and working capital as key indicators of its financial position.  See “Liquidity and Capital Resources” for further discussion of these items.

Gross Merchandise Value (“GMV”): The total value of merchandise sold over a given time period through a customer-to-customer exchange site. It is the measurement of merchandise value sold across all channels and partners within our platform.

Fiscal Year Ended January 30, 2021 (“fiscal 2020”)
Compared to Fiscal Year Ended February 1, 2020 (“fiscal 2019”)

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31.  Fiscal 2020 and fiscal 2019 ended January 30, 2021 and February 1, 2020, respectively. Both fiscal 2020 and fiscal 2019 had 52 weeks.

Net Revenue. Net revenue increased 18.8% to $158.3 million compared to $133.2 million in fiscal 2019. The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 99% of net revenue. As part of the Company’s diversification strategic initiative, net revenue from non-Amazon US marketplaces increased to 5.4% of net revenue from 3.4% of net revenue in the comparable period from the prior year. The increase was attributable to Amazon International, Walmart and Other Marketplaces. Subscriptions and Other share of net revenue increased to 0.8% of net revenue from 0.4% of net revenue in the comparable period from the prior year.  The increase was attributable an increase in the number of partners and higher gross merchandise value (“GMV”) of partner revenue flowing through the platform Amazon Marketplace. The following table sets forth net revenue by marketplace as a percentage of total net revenue:

	January 30, 2021	February 1, 2020	Change
Amazon US	$148,526	$128,114	$20,412
Amazon International	7,646	4,201	3,445
Walmart & Other Marketplaces	884	362	522
Subtotal Retail	157,056	132,677	24,379
Subscriptions & Other	1,289	539	750
Total	$158,345	$133,216	$25,129

The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Annual platform GMV for fiscal year 2020 was $246 million. Fourth quarter 2020 GMV increased 86% to $73.9 million, compared to $39.7 million in the comparable year-ago period. Subscription GMV increased 886% to $26.9 million (36.3% of total GMV), compared to $2.7 million (6.9%% of total GMV) in the same year-ago period.

Gross Profit.   Gross profit as a percentage of revenue was 10.3% in fiscal 2020 as compared to 8.1% in fiscal 2019. The increase in the gross profit rate was primarily due to an increase in merchandise margin to 46.4% in fiscal 2020 as compared to 46.1% in fiscal 2019 and the leveraging of fulfillment fees and commissions and warehousing and freight expenses on the higher sales. The following table sets forth a year-over-year comparison of the Company’s gross profit:

			Change
(amounts in thousands)	January 30, 2021	February 1, 2020	$	%

Merchandise margin	$73,448	$61,379	$12,069	19.7%
% of net revenue	46.4%	46.1%	0.3%

Fulfillment fees and commissions	(49,158)	(42,530)	(6,628)	15.6%
Warehousing and freight	(7,986)	(7,998)	12	0.2%
Gross profit	$16,304	$10,851	$5,453	50.3%

% of net revenue	10.3%	8.1%

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			Change
(amounts in thousands)	January 30, 2021	February 1, 2020	$	%

Kaspien SG&A expenses	$16,540	$16,491	$49	0.3%
Corporate SG&A expenses	5,489	8,591	(3,102)	(36.1%)
Total SG&A expenses	$22,029	$25,082	$(3,053)	(12.2%)

As a % of total revenue	13.9%	18.8%

SG&A expenses decreased $3.1 million, or 12.2%, primarily due to a 36% reduction in in Corporate SG&A expenses. SG&A expenses for Kaspien increased $49,000.

SG&A expenses as a percentage of net revenue decreased to 13.9% as compared to 18.8% in fiscal 2019. The decrease in the rate as a percentage of net revenue was primarily due to the decline in Corporate SG&A expenses and the leveraging of Kaspien SG&A expenses on the higher sales.

Depreciation and amortization expense. Consolidated depreciation and amortization expense increased $0.3 million.

Asset Impairment Charges. During fiscal 2019, the Company fully impaired its vendor relationships, and the Company recognized an impairment loss of $0.8 million.

Interest Expense.   Interest expense in fiscal 2020 was $1.7 million, compared to interest income of $0.7 million in fiscal 2019.

Income Tax (Benefit) expense.    The following table sets forth a year-over-year comparison of the Company’s income tax expense:

(amounts in thousands)			Change
	January 30, 2021	February 1, 2020	$

Income tax (benefit) expense	$(3,542)	$44	$(3,586)

Effective tax rate	(47.6%)	0.3%	(47.9%)

During fiscal 2020, based on the Company’s evaluation of new information that occurred in the current financial reporting period, the Company recorded an income tax benefit of $3.5 million related to the recognition of previously unrecognized income tax benefits pursuant to ASC 740-10-25, Accounting for Income Taxes – Recognition. Prior to the current financial reporting period, the Company had accrued the liabilities for unrecognized income tax benefits, including accrued interest and penalties related to tax positions created by the fye business.  As a result of the FYE Transaction and a reorganization of the Company’s corporate structure, the Company will not utilize the tax attributes attributable to the tax positions and the corporate entities associated with the tax positions have been liquidated.

The fiscal 2019 income tax expense includes state taxes and the accrual of interest on the reserve for uncertain tax positions.

Loss From Discontinued Operations.  For fiscal 2019, the Company recognized a loss from discontinued operations of $44.4 million related to the FYE Transaction.

See Note 2 to the Consolidated Financial Statements for more information on the loss from discontinued operations.

Net Loss.   The following table sets forth a year-over-year comparison of the Company’s net loss:

(amounts in thousands)			Change
	January 30, 2021	February 1, 2020	$

Net loss	$(3,892)	$(58,744)	$54,852

Net loss as a percentage of Net revenue	(2.5%)	(44.1%)

Net loss was $3.9 million for fiscal 2020, compared to $58.7 million for fiscal 2019. Included in the results for fiscal 2019 is a loss from the fye business of $44.4 million.  The decrease in net loss was primarily due to improved loss from operations and the elimination of the loss from fye business.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:
The consolidated financial statements for the year ended January 30, 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition the Company as a platform of software and services, the availability of future funding and overcoming the impact of the COVID-19 pandemic.

The audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $3.9 million and $58.7 million for the fiscal 2020 and fiscal 2019, respectively, and has an accumulated deficit of $112.9 million as of January 30, 2021.  In addition, net cash used in operating activities during fiscal 2020 was $13.6 million. Net cash used in operating activities during fiscal 2019 was $15.8 million.

During the third quarter of fiscal 2019, in response to recurring losses from operations, the expectation of continuing operating losses, and uncertainty with respect to any available future funding, the Company pursued several strategic initiatives towards its strategy of shifting its focus solely to the operation of Kaspien, improving profitability and meeting future liquidity needs and capital requirements.  Initiatives completed during the first quarter of fiscal 2020 include:

•	The sale of the For Your Entertainment (fye) business;
•	The establishment of a new secured $25 million revolving credit facility with Encina:
•	The execution of a separate subordinated loan agreement for Kaspien, Inc. (the “Subordinated Loan”); and
•	The receipt by Kaspien, Inc. of loan proceeds pursuant to the Paycheck Protection Plan under the Coronavirus Aid, Relief, and Economic Security Act.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability.  In addition, the proceeds from the PPP Loan are subject to audit and there is a risk of repayment.

The Company’s primary sources of liquidity are its borrowing capacity under its New Credit Facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate Kaspien, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

On March 18, 2021, the Company closed an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital to implement its strategic plans focused on brand acquisition, investments in technology to enhance its scalable platform and its core retail business.

In addition to the aforementioned current sources of existing working capital, the Company is continuing its efforts to generate additional sales and increase margins. There can be no assurance that any of the initiatives or strategic alternatives will be implemented, successful or consummated.

The following table sets forth a two-year summary of key components of cash flow and working capital:

(amounts in thousands)		2020	2019	2020 vs. 2019
Operating Cash Flows		$(13,391)	$(15,827)	$2,436
Investing Cash Flows		10,589	(2,696)	13,285
Financing Cash Flows		505	13,149	(12,644)

Capital Expenditures		(1,190)	(2,823)	1,633

End of Period Balances:
Cash, Cash Equivalents, and Restricted Cash	(1)	6,555	8,852	(2,297)
Merchandise Inventory		24,515	17,836	6,679
Working Capital		10,762	9,004	1,758

(1)	Cash and cash equivalents per Consolidated Balance Sheets	$1,809	$2,977	(1,168)
	Add: Restricted cash	4,746	5,875	(1,129)
	Cash, cash equivalents, and restricted cash	$6,555	$8,852	(2,297)

During fiscal 2020, cash used in operations was $13.4 million compared to $15.8 million in fiscal 2019.  During 2020, cash used in operations consisted primarily of a net loss of $3.9 million, an increase of $6.7 million in inventory and the payment of $5.5 million in accounts payable partially offset by a decrease in prepaid expenses and accounts receivables.  During 2019, cash used in operations consisted primarily of a net loss of $58.7 million offset by non-cash charges, including the $24.0 million impairment of long-lived assets, a $12.7 inventory net realizable adjustment and $11.5 million in depreciation and amortization and changes in operating assets and liabilities of $6.5 million.  See the Consolidated Statement of Cash Flows for further detail.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), and accounts payable leverage (accounts payable divided by merchandise inventory).   Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise.  Inventory turnover in fiscal 2020 and in fiscal 2019 was 4.0 and 3.3, respectively.  Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors.  The percentage is important in determining the Company’s ability to fund its business.  Accounts payable leverage on inventory for Kaspien was 36.3% as of January 30, 2021 compared with 29.2% as of February 1, 2020.

Cash provided by investing activities was $10.6 million in fiscal 2020, compared to cash used in investing activities of $2.7 million in fiscal 2019.  During fiscal 2020, cash provided by investing activities consisted proceeds from the sale of the fye business of $11.8 million, partially offset by capital expenditures of $1.2 million.  During fiscal 2019, cash used in investing activities consisted of $2.8 million in capital expenditures partially offset by a $127,000 capital distribution from a joint venture.

The Company has historically financed its capital expenditures through borrowings under its revolving credit facility and cash flow from operations.  The Company anticipates capital spending of approximately $1.7 million in fiscal 2021.

Cash provided by financing activities was $505,000 in fiscal 2020, compared to $13.1 million in fiscal 2019.  In fiscal 2020, cash provided by financing activities consisted of $6.3 million in proceeds from short term borrowings, $5.1 million in proceeds from long term borrowings, $2.0 million in proceeds from a PPP loan, partially offset by $13.1 million in payment of short-term borrowings. In fiscal 2019, cash provided by financing activities was primarily comprised of net short-term borrowings.

Off-Balance Sheet Arrangements.  The Company has no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

Related Party Transactions.
Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement, pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to Kaspien with a scheduled maturity date of May 22, 2023, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and Kaspien;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share.  As of April 15, 2021, 236,993 warrants were exercised by the Related Party Entities and 7,539 remained outstanding;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board. Pursuant to the Voting Agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights.

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

Merchandise Inventory and Return Costs. Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence and any adjustments to net realizable value, if net realizable value is lower than cost.  For all merchandise categories, the Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences, and market conditions.

Long-Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. As of January 30, 2020, for the purposes of the asset impairment test, the Company has one asset grouping.

During fiscal 2019, the Company concluded, based on continued operating losses for the Kaspien that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the Kaspien fixed assets and intangible assets for impairment was required.  For fiscal 2019, intangible assets related to vendor relationships were fully impaired resulting in the recognition of asset impairment charges of $0.8 million.

Recently Issued Accounting Pronouncements.

The information set forth above may be found under Notes to Consolidated Statements, Note 4.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under the requirements of a Smaller Reporting Company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Exhibits and financial statement schedules to the Company’s Consolidated Financial Statements is included in Item 15, and the Consolidated Financial Statements follow the signature page to this report and are incorporated herein by reference.

The quarterly results of operations are included herein in Note 16 of Notes to the Consolidated Financial Statements in this report.

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

Management’s Report on Internal Control Over Financial Reporting:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 30, 2021.

Changes in Controls and Procedures: As of January 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that occurred during fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.	OTHER INFORMATION

No events have occurred which would require disclosure under this Item 9B.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2021, which information is incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2021, which information is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2021, which information is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2021, which information is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2021, which information is incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a) (1) Financial Statements
The Consolidated Financial Statements and Notes are listed in the Consolidated Financial Statements on page F-1 of this report.

15(a) (2) Financial Statement Schedules
Consolidated Financial Statement Schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the Consolidated Financial Statements or the notes thereto.

15(a) (3) Exhibits
Exhibits are as set forth in the “ Index to Exhibits” which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KASPIEN HOLDINGS INC.
Date: April 30, 2021	By: /s/ Kunal Chopra
Kunal Chopra Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kunal Chopra		April 30, 2021
(Kunal Chopra)	Principal Executive Officer

/s/ Edwin Sapienza	Chief Financial Officer	April 30, 2021
(Edwin Sapienza)	(Principal Financial and Chief Accounting Officer)

/s/ Jonathan Marcus
(Jonathan Marcus)	Director	April 30, 2021

/s/ Michael Reickert
(Michael Reickert)	Director	April 30, 2021

/s/ Tom Simpson
(Tom Simpson)	Director	April 30, 2021

KASPIEN HOLDINGS INC.
 TO CONSOLIDATED FINANCIAL STATEMENTS

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kaspien Holdings, Inc. (f/k/a Trans World Entertainment Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kaspien Holdings, Inc. and subsidiaries (“the Company”) as of January 30, 2021, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the fiscal year ended January 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of inventory costs and reserves

Description of the Critical Audit Matter

As discussed in Note 1 to the financial statements, the Company periodically assess and estimates its allowances and reserves for stagnant, unfulfillable, or obsolete inventory based on current and anticipated demand, customer preference, or market conditions. Also discussed in Note 1 to the financial statements, the cost of inventory includes certain costs associated with preparation of inventory for resale, including inbound freight and handling costs. The recognition and evaluation of inventory costs and reserves involves significant complexity and judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions on inventory transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation of capitalized inventory costs and reserves included, among other procedures, the following:

•
We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, and measurement of the inventory costs and reserves in considering applicable generally accepted accounting standards.

•	We tested the significant inputs, sampled underlying transactions, and analyzed historical trends associated with management’s reserve estimates and recognition of inbound costs.

•
We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of the inventory valuation, and evaluated the disclosures related to the financial statement impacts of the transactions.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2020.

Spokane, Washington
April 30, 2021

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Kaspien Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1 – Nature of Operations and Summary of Significant Accounting Policies (Segment Information) and Note 2 – Discontinued Operations, the consolidated balance sheet of Kaspien Holdings Inc. (f/k/a Trans World Entertainment Corporation) and subsidiaries (the Company) as of February 1, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the fiscal year ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). The 2020 consolidated financial statements before the effects of the adjustments described in Note 1 – Nature of Operations and Summary of Significant Accounting Policies (Segment Information) and Note 2 – Discontinued Operations are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1 – Nature of Operations and Summary of Significant Accounting Policies (Segment Information) and Note 2 – Discontinued Operations, present fairly, in all material respects, the financial position of the Company as of February 1, 2020, and the results of its operations and its cash flows for the fiscal year ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 1 – Nature of Operations and Summary of Significant Accounting Policies (Segment Information) and Note 2 – Discontinued Operations and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company continues to experience recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1994 to 2020.

Albany, New York
June 15, 2020

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	January 30, 2021	February 1, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,809	$2,977
Restricted cash	1,184	950
Accounts receivable	2,718	4,139
Merchandise inventory	24,515	17,836
Prepaid expenses and other current assets	564	2,974
Assets held for discontinued operations	-	51,189
Total current assets	30,790	80,065

Restricted cash	3,562	4,925
Fixed assets, net	2,268	2,190
Operating lease right-of-use assets	2,742	3,311
Intangible assets, net	732	1,760
Cash surrender value	3,856	3,353
Other assets	1,342	2,202
TOTAL ASSETS	$45,292	$97,806

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$8,894	$14,447
Short-term borrowings	6,339	13,149
Accrued expenses and other current liabilities	2,512	3,521
Current portion of operating lease liabilities	596	534
Current portion of PPP loan	1,687	-
Liabilities held for discontinued operations	-	39,410
Total current liabilities	20,028	71,061

Operating lease liabilities	2,258	2,204
PPP loan	330	-
Long-term debt	5,000	-
Other long-term liabilities	16,187	20,026
TOTAL LIABILITIES	43,803	93,291

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,336,576 shares and 3,225,627 shares issued, respectively)	33	32
Additional paid-in capital	346,495	345,102
Treasury stock at cost (1,410,378 shares and 1,409,316 shares, respectively)	(230,169)	(230,169)
Accumulated other comprehensive loss	(2,007)	(1,479)
Accumulated deficit	(112,863)	(108,971)
TOTAL SHAREHOLDERS’ EQUITY	1,489	4,515
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,292	$97,806

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020

Net revenue	$158,345	$133,216

Cost of sales	142,041	122,365
Gross profit	16,304	10,851

Selling, general and administrative expenses	22,029	25,082
Asset impairment charge	-	765
Loss from continuing operations	(5,725)	(14,996)
Interest (income) expense	1,709	(647)
Loss from continuing operations before income tax benefit	(7,434)	(14,349)
Income tax (benefit) expense	(3,542)	44
Loss from continuing operations	(3,892)	(14,393)
Loss from fye business, net of tax	-	(44,351)
Net loss	$(3,892)	$(58,744)

Basic and diluted loss per share	$(2.10)	$(32.35)

Weighted average number of shares outstanding - basic and diluted	1,849	1,816

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020

Net loss	$(3,892)	$(58,744)

Pension actuarial loss adjustment	(528)	(744)
Comprehensive loss	$(4,420)	$(59,488)

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
Balance as of February 3, 2019	3,222	(1,409)	$32	$344,826	$(230,166)	$(735)	$(50,227)	$63,730
Net Loss	-	-	-	-	-	-	(58,744)	(58,744)
Pension actuarial loss adjustment	-	-	-	-	-	(744)	-	(744)
Vested restricted shares	4	-	-	3	(3)	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	273	-	-	-	273
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(3,892)	(3,892)
Pension actuarial loss adjustment	-	-	-	-	-	(528)	-	(528)
Issuance of warrants	-	-	-	836	-	-	-	836
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Exercise of warrants	101	-	1	-	-	-	-	1
Amortization of unearned compensation/restricted stock amortization	-	-	-	323	-	-	-	323
Balance as of January 30, 2021	3,337	(1,410)	$33	346,495	$(230,169)	$(2,007)	$(112,863)	$1,489

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
OPERATING ACTIVITIES:
Net loss	$(3,892)	$(58,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,111	3,330
Amortization of intangible assets	1,028	1,143
Amortization of right-of-use asset	569	6,990
Stock based compensation	323	276
Write down of investment	-	500
Warrant proceeds amortization to interest	232	-
Interest on long term debt	542	-
Treasury stock received for payment of withholding tax on exercises of RSUs	-	(3)
Reversal of ASC 740 liability	(3,545)	-

Loss on disposal of fixed assets	-	125
Inventory net realizable value adjustment	-	12,701
Loss on impairment of long-lived assets	-	23,983
Change in cash surrender value	(503)	(329)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	1,423	1,182
Merchandise inventory	(6,679)	14,183
Prepaid expenses and other current assets	2,761	1,931
Other long-term assets	571	(913)
Accounts payable	(5,458)	(10,209)
Accrued expenses and other current liabilities	(1,107)	(1,888)
Deferred revenue	-	(274)
Other long-term liabilities	(767)	(9,811)
Net cash used in operating activities	(13,391)	(15,827)

INVESTING ACTIVITIES:
Purchases of fixed assets	(1,190)	(2,823)
Proceeds from sale of fye business	11,779	-
Capital distributions from joint venture	-	127
Net cash provided by (used in) investing activities	10,589	(2,696)

FINANCING ACTIVITIES:
Proceeds from long term borrowings	5,063	-
Proceeds from PPP Loan	2,018	-
Issuance of director deferred shares and RSUs	234	-
Proceeds from short term borrowings	6,339	35,851
Payments of short-term borrowings	(13,149)	(22,702)
Net cash provided by financing activities	505	13,149

Net decrease in cash, cash equivalents, and restricted cash	(2,297)	(5,374)
Cash, cash equivalents, and restricted cash, beginning of year	8,852	14,226
Cash, cash equivalents, and restricted cash, end of year	$6,555	$8,852
Supplemental disclosures and non-cash investing and financing activities:

Interest paid	$463	$838

See Accompanying Notes to Consolidated Financial Statements.

Index
Index to Notes to Consolidated Financial Statements

Note Number and Description

Note No.		Pages No

1.	Nature of Operations and Summary of Significant Accounting Policies	33

2.	Discontinued Operations	37

3.	Sale of fye Business	38

4.	Recently Adopted and Issued Accounting Pronouncements	39

5.	Other Intangible Assets	40

6.	Fixed Assets	41

7.	Restricted Cash	41

8.	Debt	41

9.	Leases	42

10.	Shareholders’ Equity	43

11.	Benefit Plans	43

12.	Income Taxes	46

13.	Related Party Transactions	48

14.	Commitments and Contingencies	49

15.	Basic and Diluted Loss Per Share	49

16.	Quarterly Financial Information (Unaudited)	50

17.	Subsequent Events	50

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations: Kaspien Holdings Inc. and subsidiaries (“the Company”) operates in a single reportable segment: Kaspien is a digital marketplace retailer and generates substantially all of its revenue through Amazon Marketplace.

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

Effects of COVID-19: As reflected in the discussion below, the impact of the COVID-19 pandemic and actions taken in response to it had varying effects on our 2020 results of operations. Higher net sales reflect increased demand, particularly as people are staying at home, including for household staples and other essential and home products, partially offset by fulfillment network capacity and supply chain constraints. Other effects include increased fulfillment costs and cost of sales as a percentage of net sales, primarily due to the impact of lower productivity and costs to maintain safe workplaces.

We expect the effects of fulfillment network capacity and supply chain constraints and increased fulfillment costs and cost of sales as a percentage of net sales to continue into all or portions of 2021. However, it is not possible to determine the duration and scope of the pandemic, including any recurrence, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations.

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

The Company incurred net losses of $3.9 million and $58.8 million for the years ended January 30, 2021 and February 1, 2020, respectively, and has an accumulated deficit of $112.9 million as of January 30, 2021.

The Company experienced negative cash flows from operations during fiscal 2020 and fiscal 2019 and we expect to incur net losses in 2021. As of January 30, 2021, we had cash and cash equivalents of $1.8 million, net working capital of $10.8 million, and outstanding borrowings of $6.3 million on our revolving credit facility, as further discussed below. This compares to $3.0 million in cash and cash equivalents and net working capital of $9.0 million and borrowings of $13.1 million on our revolving credit facility as of February 1, 2020.

As of June 15, 2020, the issuance date of the Company’s consolidated financial statements for the fiscal year ended February 1, 2020, the Company had concluded there was substantial doubt about its ability to continue as a going concern. The completed initiatives and transactions as described below have alleviated the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the fiscal year ended January 30, 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Index
New Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “ New Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the New Credit Facility in order to satisfy the remaining obligations of the Company under the previous credit facility.

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

As of January 30, 2021, the Company had borrowings of $6.3 million under the New Credit Facility.  Peak borrowings under the New Credit Facility during fiscal 2020 were $12.4 million.  As of January 30, 2021, the Company had no outstanding letters of credit. The Company had $5.0 million available for borrowing under the New Credit Facility as of January 30, 2021.

Previously, the Company had an amended and restated its revolving credit facility (“Credit Facility”) with Wells Fargo.  As of February 1, 2020, the Company had borrowings of $13.1 million under the Credit Facility.  Peak borrowings under the Credit Facility during fiscal 2019 were $35.9 million.  As of February 1, 2020, the Company had no outstanding letters of credit. The Company had $12 million available for borrowing under the Credit Facility as of February 1, 2020.

On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility through proceeds received from the sale of the fye business and borrowings under the New Credit Facility, as further discussed above, and the Credit Facility is no longer available to the Company.

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

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of January 30, 2021, unamortized debt issuance costs of $0.2 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. On August 20, 2020, the Company submitted an application for forgiveness to the SBA. On October 30, 2020, the Company received a follow up letter requesting additional information related to its forgiveness application. The Company submitted the requested information on November 9, 2020. On January 4, 2021, the Company received another request for additional information. The Company submitted the requested information on January 14, 2021. On April 14, 2021, the Company received another request for additional information. The Company submitted the requested information on April 26, 2021. As of April 30, the Company has not received a decision on its PPP Loan forgiveness request.

Index
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

Basis of Presentation: The consolidated financial statements consist of Kaspien Holdings Inc., its wholly owned subsidiaries, Kaspien NY, LLC  (f/k/a Trans World NY Sub, Inc. (f/k/a Record Town, Inc.) and its subsidiaries, and Kaspien, Inc.  All significant intercompany accounts and transactions have been eliminated.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory; valuation of long-lived assets,  income taxes, accounting, retirement plan obligation, and other long-term liabilities that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31.  Fiscal 2020 and fiscal 2019 ended January 30, 2021 and February 1, 2020, respectively. Both fiscal years were 52-week periods.

Concentration of Business Risks: The Company purchases various inventory from numerous suppliers and does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis.  Historically, Kaspien has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply.

The Company generates substantially all its revenue through the Amazon Marketplace.  Therefore, the Company depends in large part on its relationship with Amazon for its continued growth. In particular, the Company depends on its ability to offer products on the Amazon Marketplace and on its timely delivery of products to customers.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash: Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the Company’s consolidated balance sheet.

Accounts Receivable: Accounts receivable are comprised of receivables due from Amazon. Included in the balance is an allowance of $0.1 million for doubtful accounts.

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, and any adjustments to net realizable value, if market value is lower than cost. The Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. As of January 30, 2021, the Company recorded an obsolescence reserve of $0.8 million. The cost of inventory also includes certain costs associated with the preparation of inventory for resale, including distribution center costs and freight. As of January 30, 2021, the Company had recorded capitalized freight of $1.3 million.

Fixed Assets and Depreciation: Fixed assets are recorded at cost and depreciated or amortized over the estimated useful life of the asset using the straight-line method.  The estimated useful lives are as follows:

Fixtures and equipment	7 years
Leasehold improvements	7 years
Technology	1-5 years

Major improvements and betterments to existing facilities and equipment are capitalized.  Expenditures for maintenance and repairs are expensed as incurred.

Index
Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs.  For the purposes of the asset impairment test, Kaspien has one asset grouping, which is the same as the Kaspien reporting unit level.

During fiscal 2019, the Company concluded, based on continued operating losses that a triggering event had occurred, and pursuant to FASB ASC 360, Property, Plant, and Equipment, an evaluation of the Company’s fixed assets and intangible assets for impairment was required.  For fiscal 2019, intangible assets related to vendor relationships were fully impaired resulting in the recognition of asset impairment charges of $0.8 million

Commitments and Contingencies: The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business.  Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.  During the fourth quarter of fiscal 2019, the Company recognized a charge of $0.4 million related to litigation (see Note 14).

Revenue Recognition:

Retail Sales
Retail revenue is primarily related to the sale of goods to customers. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon shipment to the customer. Additionally, estimated sales returns are calculated based on expected returns.

Agency as a service
Retail as a service revenue is primarily commission fees for services paid on a periodic basis with an additional fee based on percentage of gross merchandise value generated. The commissions earned from these arrangements are recognized when the services are rendered on a periodic basis with additional fees recognized as revenue is generated.

Software as a service
Software as a service revenue primarily includes a subscription fee with an additional fee based on a percentage of gross merchandise value generated. The subscription fee earned from these arrangements are recognized when the services are rendered on a periodic basis with additional fees recognized as revenue is generated.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, online marketplace fulfillment fees and commissions, and inspecting and warehousing product. Cost of sales further includes the cost of obsolescence.

Selling, General and Administrative Expenses (SG&A): Included in SG&A expenses are payroll and related costs, professional fees, general operating and overhead expenses and depreciation and amortization charges.  Selling, general and administrative expenses also include miscellaneous income and expense items, other than interest.

Lease Accounting: Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options.  Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying asset

Advertising Costs: Advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Advertising costs primarily consist of Amazon marketing expenses which were $1.4 million and $0.9 million in fiscal 2020 and fiscal 2019, respectively.

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

Comprehensive Loss: Comprehensive loss consists of net loss and a pension actuarial loss adjustment that is recognized in other comprehensive loss (see Note 9).

Index
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

Loss Per Share: Basic and diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period.  During fiscal 2020 and fiscal 2019, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share for fiscal 2020 and fiscal 2019 was the same.  Total anti-dilutive stock awards for each of fiscal 2020 and fiscal 2019 were approximately were 130,000 and 100,000, respectively.

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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards. The Company had no Level 3 financial assets or liabilities as of January 30, 2021 or as of February 1, 2020.

Segment Information:

Change in Reportable Segments

As a result of the sale of the fye business on February 20, 2020, further disclosed in Note 2, the Company’s previously reported fye segment is no longer in operation, and the Company now operates as a single reporting segment.

The impact of the sale of the fye business on the Company’s operating segments, and reportable segments was reflected in the Company’s consolidated financial statements as of February 1, 2020. Prior year segment information was reclassified to conform to the reporting structure change.

Note 2. Discontinued Operations

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

The following table summarizes the major line items for fye that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income:

	Fifty-two Weeks Ended
(In thousands)	January 30, 2021	February 1, 2020
Net revenue	$—	$192,719
Cost of goods sold	—	127,013
Selling, general and administrative expenses	—	84,667
Impairment of long-lived assets	—	23,218
Interest expense	—	1,531
Other expense	—	364
Loss from discontinued operations before income taxes	—	(44,074)
Income tax expense	—	277
Loss from discontinued operations, net of tax	$—	$(44,351)

Index

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

(In thousands)	January 30, 2021	February 1, 2020
Cash	$—	$—
Accounts receivable, net	—	62
Inventories	—	50,122
Other current assets	—	1,005
Property, plant and equipment, net	—	—
Operating lease right-to-use asset	—	—
Other assets	—	—
Total assets of discontinued operations	$—	$51,189

Accounts payable	$—	$9,769
Accrued liabilities	—	779
Deferred revenue	—	6,764
Current portion of lease liabilities	—	8,976
Operating lease liabilities	—	11,059
Other liabilities	—	2,063
Total liabilities of discontinued operations	$—	$39,410

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes the cash flows for discontinued operations that are included in the Consolidated Statements of Cash Flows:

	Fifty-two Weeks Ended
(In thousands)	January 30, 2021	February 1, 2020
Net cash used in operating activities	$—	$(12,849)
Net cash used in investing activities	—	(1,171)

Depreciation and amortization	—	2,674
Purchases of fixed assets	—	1,171

Note 3. Sale of fye business

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

Assets sold
Inventory	$50,122
Accounts receivable	62
Other current assets	1,005
fye business assets sold	$51,189

Less liabilities assumed:
Accounts payable	(9,769)
Deferred revenue	(6,764)
Accrued expenses and other current liabilities	(779)
Other long-term liabilities	(2,063)
Operating lease liabilities	(20,035)
fye business liabilities assumed	$39,410

Net proceeds	$11,779

The Company did not recognize a gain/loss upon the sale of the fye business as the assets of fye were impaired to the fair value of the assets as of February 1, 2020.

Index
Note 4.  Recently Adopted and Issued Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the enacted changes in tax laws or rates. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption is permitted. We are currently evaluating the impact of this new standard on the consolidated financial statements.

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

Index
Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Note 5. Other Intangible Assets

Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Other long-lived assets are reviewed for impairment if circumstances indicate that the carrying amount may not be recoverable.

During fiscal 2019, the Company fully impaired its vendor relationships and the Company recognized an impairment loss of $0.8 million.

The Company continues to amortize technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of January 30, 2021 consisted of the following:

(amounts in thousands)	January 30, 2021
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	60	6,700	3,854	2,587	259
Trade names and trademarks	60	3,200	2,727	-	473
		$9,900	$6,581	$2,587	$732

The changes in net intangibles from February 1, 2020 to January 30, 2021 were as follows:

(amounts in thousands)	February 1, 2020	Amortization	January 30, 2021

Amortized intangible assets:
Technology	647	388	259
Trade names and trademarks	1,113	640	473
Net amortized intangible assets	$1,760	$1,028	$732

The changes in net intangibles from February 2, 2019 to February 1, 2020 were as follows:

(amounts in thousands)	February 2, 2019	Amortization	Impairment	February 1, 2020

Amortized intangible assets:
Vendor relationships	$880	$115	$765	$-
Technology	1,035	388	-	647
Trade names and trademarks	1,753	640	-	1,113
Net amortized intangible assets	$3,668	$1,143	$765	$1,760

The remaining amortization expense will be recognized in fiscal 2021, at which time all of the other intangible assets will be fully amortized.

Index
Note 6. Fixed Assets

Fixed assets consist of the following:

	January 30, 2021	February 1, 2020
(amounts in thousands)
Capitalized software	$3,721	$2,388
Fixtures and equipment	395	538
Leasehold improvements	45	45
Total fixed assets	4,161	2,971
Allowances for depreciation and amortization	(1,893)	(781)
Fixed assets, net	$2,268	$2,190

Depreciation expense included in fiscal 2020 and fiscal 2019 SG&A expenses within the Consolidated Statements of Operations were $1.1 million and $1.8 million, respectively.

Note 7. Restricted Cash

As of January 30, 2021 and February 1, 2020, the Company had restricted cash of $4.7 million and $5.9 million, respectively.

Restricted cash balance at the end of fiscal 2020 consisted of a $4.7 million rabbi trust that resulted from the death of the Company’s former Chairman, of which $1.2 million was classified as restricted cash in current assets and $3.5 million was classified as restricted cash as a long-term asset.

Restricted cash balance at the end of fiscal 2019 consisted of a $5.9 million rabbi trust, that resulted from the death of the Company’s former Chairman, of which $1.0 million was classified as restricted cash in current assets and $4.9 million was classified as restricted cash as a long-term asset.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	January 30, 2021	February 1, 2020
Cash and cash equivalents	$1,809	$2,977
Restricted cash	4,746	5,875
Total cash, cash equivalents and restricted cash	$6,555	$8,852

Note 8.  Debt

New Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “New Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the New Credit Facility in order to satisfy the remaining obligations of the Company under its previous credit facility.

The commitments by the lenders under the New Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the New Credit Facility may be used for the making of swing line loans.

As of January 30, 2021, the Company had borrowings of $6.3 million under the New Credit Facility.  Peak borrowings under the New Credit Facility during fiscal 2020 were $12.4 million.  As of January 30, 2021, the Company had no outstanding letters of credit. The Company had $5.0 million available for borrowing under the New Credit Facility as of January 30, 2021.

Previously, the Company had an amended and restated its revolving credit facility (“Credit Facility”) with Wells Fargo.  As of February 1, 2020, the Company had borrowings of $13.1 million under the Credit Facility.  Peak borrowings under the Credit Facility during fiscal 2019 were $35.9 million.  As of February 1, 2020, the Company had no outstanding letters of credit. The Company had $12 million available for borrowing under the Credit Facility as of February 1, 2020.

Index
On February 20, 2020, in conjunction with the FYE Transaction, the Company fully satisfied its obligations under the Credit Facility through proceeds received from the sale of the fye business and borrowings under the New Credit Facility, as further discussed above, and the Credit Facility is no longer available to the Company.

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

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of January 30, 2021, unamortized debt issuance costs of $0.2 million are included in “Long-term Debt” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, in conjunction with the Subordinated Loan Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock with an aggregate grant date fair value of $0.8 million recorded as a discount to the Subordinated Loan Agreement, $0.6 million of which was unamortized as of January 30, 2021.

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. On August 20, 2020, the Company submitted an application for forgiveness to the SBA. On October 30, 2020, the Company received a follow up letter requesting additional information related to its forgiveness application. The Company submitted the requested information on November 9, 2020. On January 4, 2021, the Company received another request for additional information. The Company submitted the requested information on January 14, 2021. On April 14, 2021, the Company received another request for additional information. The Company submitted the requested information on April 26, 2021. As of April 30, the Company has not received a decision on its PPP Loan forgiveness request.

Note 9.  Leases

The Company currently leases its administrative offices and distribution center. During fiscal 2020 and fiscal 2019, the Company recorded net lease costs of $0.8 million, and did not record any contingent rentals.

As of January 30, 2021, the maturity of lease liabilities is as follows:

Operating Leases
(amounts in thousands)
2021	726
2022	748
2023	767
2024	652
2025	296
Thereafter	-
Total lease payments	3,189
Less: amounts representing interest	(335)
Present value of lease liabilities	$2,854

Index
Lease term and discount rate are as follows:

As of January 30, 2021
Weighted-average remaining lease term (years)
Operating leases	4.3

Weighted-average discount rate Operating leases	5%

Other information:

Fiscal 2020
(amounts in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$695

Future minimum rental payments required under the remaining leases for the administrative office and distribution center in Spokane, Washington as of January 30, 2021, are as follows (amounts in thousands):

(amounts in thousands)	Operating Leases
2021	$726
2022	748
2023	767
2024	652
2025	296
Thereafter	-
Total minimum lease payments	$3,189

Note 10.  Shareholders’ Equity

The Company classifies repurchased shares as treasury stock on the Company’s Consolidated Balance Sheet. There were no treasury stock repurchases during fiscal 2020 and fiscal 2019.

During fiscal 2020, 9,949 shares were issued to Directors and employees. Of the shares issued, 1,062 were returned to the company to satisfy withholding requirements and retired to treasury shares. During fiscal 2020, 100,988 warrants were exercised for proceeds of $1,010.

On August 15, 2019, we completed a 1-for-20 reverse stock split of our outstanding Common Stock. As a result of this stock split, our issued and outstanding Common Stock decreased from 36,291,620 to 1,814,581 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split.

No cash dividends were paid in fiscal 2020 and fiscal 2019.

Note 11. Benefit Plans

401(k) Savings Plan

Kaspien offers a 401(k) plan, the Kaspien Inc. 401(K) Plan, which permits participants to contribute up to the maximum allowable by IRS regulations.  The Company matches 100% of the first 6% of employee contributions after completing one year of service. Participants are immediately vested in their voluntary contributions plus actual earnings thereon.  Participant vesting of the Company’s matching contribution is based on the years of service completed by the participant.  Participants are fully vested upon the completion of three years of service.  All participant forfeitures of non-vested benefits are used to reduce the Company’s contributions or fees in future years.

Total expense related to the matching contributions was approximately $266,000 and $303,000 in fiscal 2020 and fiscal 2019, respectively.

Stock Award Plans

As of January 30, 2021, there was approximately $0.4 million of unrecognized compensation cost related to stock option awards expected to be recognized as expense over a weighted average period of 3.5 years.  The FYE Transaction in February 2020 constituted a change of control and vesting on all unvested options was accelerated. As a result, unrecognized compensation expense of $0.2 million was recognized in fiscal 2020. Total compensation expense related to stock awards recognized in fiscal 2020 was $0.3 million.

Index
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

Equity awards authorized for issuance under the New Plan total 250,000.  As of January 30, 2021, of the awards authorized for issuance under the Stock Award Plans, approximately 133,356 were granted and are outstanding, 45,025 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan as of January 30, 2021 were 145,419.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	2020	2019
Dividend yield	0%	0%
Expected stock price volatility	88.0-105.5%	63.7-70.1%
Risk-free interest rate	0.28%-0.56%	1.35%-1.62%
Expected award life ( in years)	4.93-7.12	5.64-6.98
Weighted average fair value per share of awards granted during the year	$5.81	$4.46

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Fair Value/ Exercise Price

Balance February 2, 2019	138,921	$19.60-$97.40	$55.00	13,571	$33.60
Granted	5,750	$3.51-$5.40	3.76	-	-
Cancelled/Forfeited	(15,475)	$34.60-$95.40	57.68	-	-
Exercised	-	-	-	(3,626)	5.66
Balance February 1, 2020	129,196	$3.51-$97.40	$52.11	9,945	$36.75
Granted	98,898	$3.68 -$10.75	7.36	-	-
Cancelled/Forfeited	(94,738)	$7.12 -$97.40	51.84	-	-
Exercised	-	-	-	(9,945)	(36.75)
Balance January 30, 2021	133,356	$3.51-$97.40	$20.41	-	$-

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of January 30, 2021, the aggregate intrinsic value of all outstanding and vested awards based on the Company’s closing common stock price of $38.56 as of January 30, 2021 was $3.3 million and $0.4 million, respectively.  The aggregate intrinsic value represents the value which would have been received by the award holders had all award holders under the Stock Award Plans exercised their awards as of that date.

During fiscal 2019, the Company recognized approximately $40,000 in expenses for deferred shares issued to non-employee directors.  There were no exercises of non-restricted stock options during fiscal 2020 and fiscal 2019.

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

Prior to June 1, 2003, the Company had provided the Board of Directors with a noncontributory, unfunded retirement plan (“Director Retirement Plan”) that paid retired directors an annual retirement benefit. The final payments due under the director retirement plan were made in fiscal 2020.

Index
For fiscal 2020 and 2019, net periodic benefit cost recognized under both plans totaled approximately $0.3 million and $0.6 million, respectively.  The accrued pension liability for both plans was approximately $17.4 million and $17.5 million as of January 30, 2021 and February 1, 2020, respectively, and is recorded within other long-term liabilities on the Consolidated Balance Sheets.   The accumulated benefit obligation for both plans was $17.4 million and $17.7 million as of the fiscal years ended January 30, 2021 and February 1, 2020, respectively.

The following is a summary of the Company’s defined benefit pension plans as of each fiscal year-end:

Obligation and Funded Status:

(amounts in thousands)	January 30, 2021	February 1, 2020
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$17,673	$17,476
Service cost	-	55
Interest cost	355	568
Actuarial loss	535	773
Benefits paid	(1,192)	(1,199)
Benefit obligation at end of year	$17,371	$17,673

Fair value of plan assets at end of year	$-	$-

Funded status	$(17,371)	$(17,673)
Unrecognized net actuarial loss	1,077	529
Accrued benefit cost	$(16,294)	$(17,144)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 30, 2021	February 1, 2020
(amounts in thousands)
Current liability	$(1,184)	$(1,199)
Long term liability	(16,722)	(17,247)
Accumulated other comprehensive loss	535	773
Net amount recognized	$(17,371)	$(17,673)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

Net Periodic Benefit Cost:

	Fiscal Year
	2020	2019
Service cost	$-	$55
Interest cost	355	568
Amortization of actuarial net gain	-	(20)
Net periodic benefit cost	$355	$603

Other Changes in Benefit Obligations Recognized in Other Comprehensive Loss:

	2020	2019
Net prior service cost recognized as a component of net periodic benefit cost	$-	$-
Net actuarial loss arising during the period	528	744
	528	744
Income tax effect	-	-
Total recognized in other comprehensive loss	$528	$744
Total recognized in net periodic benefit cost and other comprehensive loss	$883	$1,341

Index
The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of January 30, 2021 and February 1, 2020 and the tax effect are summarized below.

(amounts in thousands)	January 30,	February 1,
	2021	2020
Net unrecognized actuarial loss	$528	$744
Other actuarial adjustments	379	(365)
Accumulated other comprehensive loss	$907	$379
Tax expense	1,100	1,100
Accumulated other comprehensive loss	$2,007	$1,479

	Fiscal Year
	2020	2019
Weighted-average assumptions used to determine benefit obligation:
Discount rate	1.94%	2.31%
Salary increase rate	0.00%	0.00%
Measurement date	Jan 31, 2021	Jan 31, 2020

	Fiscal Year
	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	1.94%	2.31%
Salary increase rate	N/A	N/A

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

The following benefit payments over the next ten years are expected to be paid:

Year	Pension Benefits
(amounts in thousands)
2021	1,184
2022	1,149
2023	1,149
2024	1,149
2025	1,269
2026 – 2030	6,511

Note 12.  Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2020	2019(1)
(amounts in thousands)
Federal - current	$(3,542)	$-
State - current	-	44
Deferred	-	-
Income tax (benefit) expense	$(3,542)	$44

(1) Amount adjusted to reflect impact of discontinued operations.

Index
A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2020	2019(1)
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax effect	0.0%	0.3%
Change in Valuation Allowance	(27.7%)	(21.0%)
Cash surrender value - insurance / benefit program	6.8%	0.1%
Uncertain tax position	47.6%	---%
Other	(0.19%)	(0.1%)
Effective tax rate	(47.6%)	0.3%

(1) Amount adjusted to reflect impact of discontinued operations.

The Other category is comprised of various items, including the impacts of non-deductible entertainment, penalties and parking benefits and the refundable portion of the federal alternative minimum tax carryover credit.

Significant components of the Company’s deferred tax assets are as follows:

	January 30, 2021	February 1, 2020
(amounts in thousands)
DEFERRED TAX ASSETS
Accrued Expenses	$71	$1,783
Inventory	215	32
Retirement and compensation related accruals	3,981	5,888
Fixed assets	218	6,470
Federal and state net operating loss and credit carry forwards	90,206	83,562
Real estate leases, included deferred rent	-	5,712
Losses on investment	853	896
Others	107	549
Gross deferred tax assets before valuation allowance	95,651	104,892
Less: valuation allowance	(95,022)	(104,556)
Total deferred tax assets	$629	$336

DEFERRED TAX LIABILITIES
Intangibles	$(629)	$(336)
Inventory	-	-
Total deferred tax liabilities	$(629)	$(336)

NET DEFERRED TAX ASSET	$-	$-

The Company, at the end of fiscal 2020, has a net operating loss carryforward of $346.7 million for federal income tax purposes which will expire at various times throughout 2040 with a portion being available indefinitely.  The Company has approximately $219.5 million of net operating loss carryforward for state income tax purposes as of the end of fiscal 2020 that expire at various times through 2040 and are subject to certain limitations and statutory expiration periods.  The reduction in state net operating loss carryforward is due to the FYE Transaction, as the Company will not utilize those losses. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized.   The Company has federal tax credit carryforwards of $0.5 million which will expire in 2026.  The Company has state tax credit carryforwards of $0.2 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.  Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.   Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets.  As of January 30, 2021, the valuation allowance decreased to $95.0 million from $104.6 million as of February 1, 2020.   Management will continue to assess the valuation allowance against the gross deferred assets.

Index
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below.  Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal Year
	2020	2019
(amounts in thousands)
Unrecognized tax benefits at beginning of year	$1,930	$1,930
Increases in tax positions from prior years	-	-
Decreases in tax positions from prior years	(1,517)	-
Increases in tax positions for current years	-	-
Settlements	-	-
Lapse of applicable statute of limitations	-	-
Unrecognized tax benefits at end of year	$413	$1,930

As of January 30, 2021, the Company had $1.9 million of gross unrecognized tax benefits, $1.5 million of which would affect the Company’s tax rate if recognized.  While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2013.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Operations.  During fiscal 2020, the Company accrued a provision for interest expense of $0.2 million.  As of January 30, 2021, the liability for uncertain tax positions reflected in the Company’s Consolidated Balance Sheets was $3.5 million, including accrued interest and penalties of $2.7 million.

The Tax Cuts and Jobs Act also repeals the Corporation Alternative Minimum Tax (“AMT”) for tax years beginning after December 31, 2017.  Any AMT carryover credits became refundable starting in the 2018 tax year, and any remaining credit will be fully refundable in 2021.

Note 13.  Related Party Transactions

Prior to the consummation of the FYE Transaction, the Company leased its 181,300 square foot distribution center/office facility in Albany, New York from an entity controlled by the estate of Robert J. Higgins, its former Chairman and largest Loss from fye business in the Statement of Operations. On February 20, 2020, as part of the FYE Transaction, the Company assigned the rights and obligations of the lease to the acquiror.

Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement, pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to Kaspien with a scheduled maturity date of May 22, 2023, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and Kaspien;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share.  As of April 15, 2021, 236,993 of the Warrants had been exercised by the Related Party Entities and 7,539 warrants remained outstanding;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board of Directors of the Company.

Index
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

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit.  On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar putative class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions.  The Company removed that lawsuit back to federal court on June 12, 2019, and then filed a motion to dismiss and/or strike the plaintiff’s class action allegations on June 28, 2019.  On February 2, 2021 the court granted the Company’s motion, struck the class action allegations, and dismissed the individual plaintiffs’ claims for lack of jurisdiction.  Plaintiffs appealed the court’s decision on February 24, 2021.   The parties participated in a mandatory court-annexed mediation session on April 8, 2021.  The parties have agreed on terms to resolve the matter fully and finally, and the appeal will be dismissed without material impact on the financial results of the Company.

Store Manager Class Actions
There are two pending class actions.  The first, Spack v. Trans World Entertainment Corp. was originally filed in the District of New Jersey, April 2017 (the “Spack Action”).  The Spack Action alleges that the Company misclassified Store Managers (“SMs”) as exempt nationwide.  It also alleges that the Company improperly calculated overtime for Senior Assistant Managers (“SAMs”) nationwide, and that both SMs and SAMs worked “off-the-clock.”  It also alleges violations of New Jersey and Pennsylvania State Law with respect to calculating overtime for SAMs.  The second, Roper v. Trans World Entertainment Corp., was filed in the Northern District of New York, May 2017 (the “Roper Action”).  The Roper Action also asserts a nationwide misclassification claim on behalf of SMs.  Both actions were consolidated into the Northern District of New York, with the Spack Action being the lead case.

The Company has reached a settlement with the plaintiffs for both store manager class actions, which has received preliminary approval from the court.  The Company reserved $0.4 million for the settlement as of February 1, 2020.  Notices of the settlement have been issued to class members, and the settlement claims process is currently ongoing.  A final settlement approval hearing has been set by the court for April 14, 2021.

Note 15. Basic and Diluted Loss Per Share

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

Index
The following represents basic and diluted loss per share for continuing operations, loss from discontinued operations and net loss for the respective periods:

	Fifty-two Weeks Ended
(in thousands, except per share amounts)	January 30, 2021	February 1, 2020

Loss from continuing operations	$(3,892)	$(14,393)

Basic and diluted loss per common share from continuing operations	$(2.10)	$(7.93)

Loss from discontinued operations	$-	$(44,351)
Basic and diluted loss per common share from discontinued operations	$-	$(24.42)

Net loss	$(3,892)	$(58,744)

Basic and diluted loss per common share	$(2.10)	$(32.35)

Weighted average number of common shares outstanding – basic and diluted	1,849	1,816

Note 16.  Quarterly Financial Information (Unaudited)

		Fiscal 2020 Quarter Ended
	Fiscal 2020	January 30, 2021	October 31, 2020(2)	August 1, 2020	May 2, 2020

Total Revenue	$158,345	$45,547	$38,913	$42,296	$31,589
Gross profit	16,304	4,678	3,891	4,423	3,312
Income (loss) from continuing operations	(3,892)	(139)	2,552	(899)	(5,406)
Net income (loss)	$(3,892)	$(139)	$2,552	$(899)	$(5,406)
Diluted income (loss) per share (3)	$(2.10)	$(0.03)	$1.39	$(0.49)	$(2.97)

		Fiscal 2019 Quarter Ended
	Fiscal 2019	February 1, 2020(1)	November 2, 2019	August 3, 2019	May 4, 2019

Total Revenue	$133,216	$35,208	$28,616	$34,260	$35,132
Gross profit	10,851	2,267	2,720	3,087	2,777
Loss from continuing operations	(14,393)	(3,195)	(3,094)	(3,758)	(4,346)
Net loss	$(58,744)	$(19,659)	$(23,155)	$(8,128)	$(7,802)
Basic and diluted loss per share(3)	$(32.35)	$(10.81)	$(12.73)	$(4.48)	$(4.20)

1.	Includes $0.8 million impairment of fixed assets and intangibles.

2.	Includes an income tax benefit of $3.5 million related to the reversal of liabilities accrued pursuant to ASC 740-10, Accounting for Uncertain Tax Positions

3.	Per share amounts reflect the 1-for- 20 stock split during fiscal 2019.

Note 17.  Subsequent Events

On March 18, 2021 the Company completed the closing of an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including working capital to implement its strategic plans focused on brand acquisition, investments in technology to enhance its scalable platform and its core retail business.

Index
Index to Exhibits
Document Number and Description

Exhibit No.

1.1
Underwriting Agreement, dated March 16, 2021, by and between Kaspien Holdings Inc. and Aegis Capital Corp. - incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on March 16, 2021. Commission File No. 0-14818.

2.1
Asset Purchase Agreement by and among Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, Kaspien Holdings Inc., 2428392 Inc., and 2428391 Ontario Inc, o/a Sunrise Records, dated as of January 23, 2020 – incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 23, 2020. Commission File No. 0-14818.

2.2
Amendment No. 1 to Asset Purchase Agreement by and among Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, Kaspien Holdings Inc., 2428392 Inc., and 2428391 Ontario Inc, o/a Sunrise Records, dated as of February 20, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2020. Commission File No. 0-14818.

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

3.9	Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed July 16, 2019. Commission File No. 0-14818.

3.10	Amendment No. 1 to By-Laws – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

3.11
Certificate of Amendment of Certificate of Incorporation of Trans World Entertainment Corporation, dated September 3, 2020 – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

3.12
Amendment No. 2 to Bylaws of Kaspien Holdings Inc., dated September 3, 2020 – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

4.1
Specimen of Kaspien Holdings Inc. Stock Certificate – incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.  Commission File No. 0-14818.

*4.2	Description of Kaspien Holdings Inc. Capital Stock.

4.3
Loan and Security Agreement by and among Kaspien Inc. and Encina Business Credit, LLC, dated as of February 20, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2020.  Commission File No. 0-14818.

Index
4.4
Amendment No. 1 to Loan and Security Agreement by and among Kaspien Inc. and Encina Business Credit, LLC, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 31, 2020.  Commission File No. 0-14818.

4.5
Amendment No. 2 to Loan and Security Agreement by and among Kaspien Inc. and Encina Business Credit, LLC, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 8, 2021.  Commission File No. 0-14818.

4.6	Subordinated Loan and Security Agreement dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.7	Contingent Value Rights Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.8	Common Stock Purchase Warrants, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.9	Voting Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

4.10
Promissory Note by and between Kaspien Inc. Inc. and First Interstate Bank, dated as of April 10, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 23, 2020.  Commission File No. 0-14818.

10.1
Form of Indemnification Agreement dated May 1, 1995 between the Company and its officers and directors – incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995.  Commission File No. 0-14818.

10.2
Kaspien Holdings Inc. Supplemental Executive Retirement Plan, as amended – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 16, 2012.  Commission File No. 0-14818.

10.3
Kaspien Holdings Inc. 2005 Long Term Incentive and Share Award Plan –incorporated herein by reference to Appendix A to Kaspien Holdings Inc.’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005.  Commission File No. 0-14818.

10.4
Kaspien Holdings Inc. Bonus Plan – incorporated herein by reference to Appendix A to Kaspien Holdings Inc.’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014.  Commission File No. 0-14818.

10.5
Kaspien Holdings Inc. Amended and Restated 2005 Long Term Incentive and Share Award Plan – incorporated herein by reference to Appendix A to Kaspien Holdings Inc.’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014.  Commission File No. 0-14818.

10.6
Severance, Retention and Restrictive Covenant Agreement between the Company and Edwin J. Sapienza, dated February 26, 2019 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.7
Offer Letter by and between Kaspien Holdings Inc. and Kunal Chopra, dated July 5, 2019 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 17, 2019. Commission File No. 0-14818

10.8	Amendment to Offer Letter by and between Kaspien Holdings Inc. and Kunal Chopra, dated July 17, 2019.

*21	Significant Subsidiaries of the Registrant.

*23	Consent of Fruci & Associates II, PLLC.

*23.1	Consent of KPMG LLC

*31.1
Certification of Chief Executive Officer dated April 30, 2021, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2021, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2
Certification of Chief Financial Officer dated April 30, 2021, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2021,  pursuant to Rule 13a-14(a) or Rule 15a-14(a).

Index
*32
Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 30, 2021, pursuant to 18 U.S.C. Section   1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 30, 2021.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith