Form 10-Q
period 2021-05-01
Kaspien Holdings Inc.
filed 2021-06-15
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number  0-14818

KASPIEN HOLDINGS INC.

(Exact Name of Registrant as Specified in its Charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2818 N. Sullivan Rd. Ste 130 Spokane Valley, WA 99216	99216
Address of Principal Executive Offices	Zip Code

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

Common Stock, $.01 par value,
2,487,752  shares outstanding as of June 10, 2021
Kaspien Holdings Inc.

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)
See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

	May 1,	January 30,	May 2,
	2021	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,030	$1,809	$7,078
Restricted cash	1,184	1,184	950
Accounts receivable	3,113	2,718	2,644
Merchandise inventory	22,567	24,515	17,157
Prepaid expenses and other current assets	592	564	639
Total current assets	32,486	30,790	28,468

Restricted cash	3,277	3,562	4,648
Fixed assets, net	2,366	2,268	2,256
Operating lease right-of-use assets	2,595	2,742	3,171
Intangible assets, net	475	732	1,503
Cash Surrender Value	4,168	3,856	3,056
Other assets	1,230	1,342	2,138
TOTAL ASSETS	$46,597	$45,292	$45,240

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,682	$8,894	$5,938
Short-term borrowings	-	6,339	4,531
Accrued expenses and other current liabilities	2,640	2,512	5,046
Current portion of operating lease liabilities	609	596	551
Current portion of PPP loan	2,018	1,687	-
Total current liabilities	10,949	20,028	16,066

Operating lease liabilities	2,101	2,258	2,714
PPP Loan	-	330	2,018
Long-term debt	5,261	5,000	4,170
Other long-term liabilities	15,954	16,187	19,820
TOTAL LIABILITIES	34,265	43,803	44,788

SHAREHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,889,169, 3,336,576 and 3,235,576 shares issued, respectively)	39	33	32
Additional paid-in capital	358,749	346,495	346,442
Treasury stock at cost (1,410,417, 1,410,378 and 1,410,378 shares, respectively)	(230,170)	(230,169)	(230,169)
Accumulated other comprehensive loss	(2,007)	(2,007)	(1,476)
Accumulated deficit	(114,279)	(112,863)	(114,377)
TOTAL SHAREHOLDERS' EQUITY	12,332	1,489	452
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,597	$45,292	$45,240

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

Net revenue	$40,617	$31,589

Cost of sales	30,821	23,671
Gross profit	9,796	7,918
Selling, general and administrative expenses	10,657	13,096
Loss from operations	(861)	(5,178)
Interest expense	555	228
Loss from operations before income tax expense	(1,416)	(5,406)
Income tax expense	-	-
Net loss	$(1,416)	$(5,406)

BASIC AND DILUTED INCOME PER SHARE:
Basic and diluted loss per common share	$(0.61)	$(2.97)

Weighted average number of common shares outstanding – basic and diluted	2,317	1,820

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

Net loss	$(1,416)	$(5,406)
Amortization of pension gain	-	1
Comprehensive loss	$(1,416)	$(5,405)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Thirteen Weeks Ended May 1, 2021
	Number of shares outstanding					Accumulated	Retained
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Earnings (Accumulated Deficit)	Shareholders’ Equity
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(1,416)	(1,416)
Exercise of warrants	136	-	2	-	(1)	-	-	1
Sale of shares, net of expenses	416	-	4	12,227	-	-	-	12,231
Amortization of unearned compensation/restricted stock amortization	-	-	-	27	-	-	-	27
Balance as of May 1, 2021	3,889	$(1,410)	$39	$358,749	$(230,170)	$(2,007)	$(114,279)	$12,332

	Thirteen Weeks Ended May 2, 2020
	Number of shares outstanding					Accumulated	Retained
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Other Comprehensive Loss	Earnings (Accumulated Deficit)	Shareholders’ Equity
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(5,406)	(5,406)
Other comprehensive income	-	-	-	-	-	3	-	3
Issuance of warrants	-	-	-	836	-	-	-	836
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Amortization of unearned compensation/restricted stock amortization	-	-	-	269	-	-	-	269
Balance as of May 2, 2020	3,236	$(1,410)	$32	$346,442	$(230,169)	$(1,476)	$(114,377)	$452

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
OPERATING ACTIVITIES:
Net income loss	$(1,416)	$(5,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	346	234
Amortization of intangible assets	257	257
Stock-based compensation	27	269
Interest on long-term debt	242	-
Amortization of ROU asset	147	140
Change in cash surrender value	(312)	297
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(396)	1,496
Merchandise inventory	1,949	679
Prepaid expenses and other current assets	(28)	2,180
Other long-term assets	113	-
Accounts payable	(3,211)	(1,941)
Accrued expenses and other current liabilities	147	(5,026)
Other long-term liabilities	(378)	305
Net cash provided by (used in) operating activities	(2,513)	(6,516)

INVESTING ACTIVITIES:
Purchases of fixed assets	(444)	(300)
Proceeds from sale of fye business	-	11,779
Net cash provided by (used in) investing activities	(444)	11,479

FINANCING ACTIVITIES:
Proceeds from short term borrowings	-	4,531
Proceeds from long term borrowings	-	4,389
Proceeds from stock offering	12,231	-
Proceeds from issuance of warrants	-	836
Proceeds from PPP loan	-	2,017
Exercise of warrants	1	-
Issuance of director deferred shares and RSUs	-	237
Payment of short term borrowings	(6,339)	(13,149)
Net cash provided by (used in) financing activities	5,893	(1,139)

Net decrease in cash, cash equivalents, and restricted cash	2,936	3,824
Cash, cash equivalents, and restricted cash, beginning of period	6,555	8,852
Cash, cash equivalents, and restricted cash, end of period	$9,491	$12,676

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 1, 2021 and May 2, 2020

Note 1. Nature of Operations

Kaspien Holdings Inc., which, together with its consolidated subsidiaries, is referred to herein as “Kaspien”, “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Kaspien Inc, through which our principal operations are conducted. Kaspien provides a platform of software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart, Target, eBay, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies, and mutually beneficial partnerships.

Our mission is to optimize and grow brands on today’s leading online marketplaces. To deliver this mission, we provide a platform of software and services to empower brands to grow their online distribution channel on digital marketplaces. Our proprietary software platform of marketplace solutions has been developed with a tech-first approach over the last decade. Through our platform, more than a decade of marketplace expertise, and our subject matter expertise, Kaspien empowers brands to achieve their online retail goals. Through our diversified and flexible partnership approach, Kaspien supports brands all across their brands' life cycle and maturity online.

The Company has positioned itself to be a brand’s ultimate online growth partner. We are guided by seven core principles:

Partner Obsession	Insights Driven
Simplicity	Innovation
Results	Ownership
Diversity and Teamwork

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, funds raised through equity offerings and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and the purchase of inventory. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our  net revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

The Company incurred a net loss of $1.4 million and $5.4 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.  The decrease in the net loss was primarily attributable to an increase in sales and lower SG&A expenses. In addition, the Company has an accumulated deficit of $114.3 million as of May 1, 2021 and net cash used in operating activities for the thirteen weeks ended May 1, 2021 was $2.5 million. Net cash used in operating activities for the thirteen weeks ended May 2, 2020 was $6.5 million.

Index
As disclosed in the Company’s Annual Report on Form 10-K filed April 30, 2021, the Company experienced negative cash flows from operations during fiscal 2020 and 2019 and we expect to incur net losses in fiscal 2021.

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

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy will be successful in sustaining acceptable levels of sales growth and profitability.  In addition, the proceeds from the PPP Loan are subject to audit and there is a risk of repayment. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The unaudited condensed consolidated financial statements for the thirteen weeks ended May 1, 2021 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. The ability of the Company to meet its liabilities is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 7 in the interim condensed consolidated financial statements.

As of May 1, 2021, we had cash and cash equivalents of $5.0 million, net working capital of $21.5 million, and no outstanding borrowings on our revolving credit facility, as further discussed below.

As of January 30, 2021, the Company had borrowings of $6.3 million under the Credit Facility. As of May 1, 2021 and May 2, 2020, the Company had no outstanding letters of credit. The Company had $10.9 million and $5.0 million available for borrowing under the Credit Facility as of May 1, 2021 and May 2, 2020, respectively.

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

Credit Facility
On February 20, 2020, Kaspien  Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “Credit Facility”).  The Company borrowed $3.3 million under the Credit Facility in order to satisfy the remaining obligations of the Company under its previous credit facility.

Index
The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the Credit Facility may be used for the making of swing line loans.

As of May 1, 2021, the Company had no borrowings under the Credit Facility. The Company had $10.9 million available for borrowing as of May 1, 2021.

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

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien  with a scheduled maturity date of May 22, 2023. As of May 1, 2021, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, in conjunction with the Subordinated Loan Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock with an aggregate grant date fair value of $0.8 million recorded as a discount to the Subordinated Loan Agreement, $0.5 million of which was unamortized as of January 30, 2021. As of May 1, 2021, 7,539 warrants remain outstanding.

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. On August 20, 2020, the Company submitted an application for forgiveness to the SBA. On October 30, 2020, the Company received a follow up letter requesting additional information related to its forgiveness application. The Company submitted the requested information on November 9, 2020. On January 4, 2021, the Company received another request for additional information. The Company submitted the requested information on January 14, 2021. On April 14, 2021, the Company received another request for additional information. The Company submitted the requested information on April 26, 2021. As of June 10, 2021, the Company has not received a decision on its PPP Loan forgiveness request.

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

Index
While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, neither the industry nor our organization has been immune to the impact to our supply chains. For instance, in March 2020, Amazon reduced replenishment in their fulfillment centers to essential items which limited a significant percentage of SKUs carried by Kaspien and a number of Kaspien’s partners shut their warehouses or suffered limited processing capacity due to COVID-19. While Amazon has since lifted restrictions and the leadership team executed contingency plans to mitigate the adverse impact from these restrictions, this highlights the fluid nature of COVID-19 across supply chains.

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

Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Kaspien Holdings Inc., its wholly owned subsidiaries, Kaspien NY, LLC  (f/k/a Trans World NY Sub, Inc. (f/k/a Record Town, Inc.) and its subsidiaries, and Kaspien, Inc.  All intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 30, 2021 contained in the Company’s Annual Report on Form 10-K filed April 30, 2021.  The results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2022.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2021.  In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for the 13-week period ended May 1, 2021 were $5.9 million and commission fees of $4.6 million were reclassified for the 13-weeks ended May 2, 2020.

Index
Note 3. Recently Adopted Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework— Changes to the Disclosure Requirements for Defined Benefit Plans”, which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. This standard will be effective for public entities for fiscal years beginning after December 15, 2020, however early adoption is permitted. This standard has an immaterial impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the enacted changes in tax laws or rates. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption is permitted. This standard has an immaterial impact on the consolidated financial statements.

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

Index
Note 4. Intangible Assets
The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien  consist of technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Identifiable intangible assets as of May 1, 2021 consisted of the following (amounts in thousands):

	May 1, 2021
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Technology	60	6,700	2,587	3,951	162
Trade names and trademarks	60	3,200	-	2,887	313
		$9,900	$2,587	$6,838	$475

The changes in net intangibles and goodwill from January 30, 2021 to May 1, 2021 were as follows:

(amounts in thousands)	January 30, 2021	Impairment Expense	Amortization Expense	May 1, 2021

Amortized intangible assets:
Technology	$259	$-	$97	$162
Trade names and trademarks	473	-	160	313
Net amortized intangible assets	$732	$-	$257	$475

Amortization expense of intangible assets for the thirteen weeks ended May 1, 2021 and May 2, 2020 consisted of the following:

	Thirteen Weeks Ended
(amounts in thousands)	May 1, 2021	May 2, 2020

Amortized intangible assets:
Technology	97	97
Trade names and trademarks	160	160
Total amortization expense	$257	$257

The remaining amortization expense will be recognized in fiscal 2021, at which time all of the other intangible assets will be fully amortized.

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended May 1, 2021 and May 2, 2020 was $0.6 million and $0.5 million, respectively.

Index
Note 6. Restricted Cash

As a result of the death of its former Chairman, the Company holds $4.5 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $3.3 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of May 1, 2021.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents	$5,030	$1,809	$7,078
Restricted cash	4,461	4,746	5,598
Total cash, cash equivalents and restricted cash	$9,491	$6,555	$12,676

Note 7.  Debt

Credit Facility
On February 20, 2020, Kaspien  Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “ New Credit Facility”).  The Company borrowed $3.3 million under the Credit Facility to satisfy the remaining obligations of the Company under its previous credit facility.

The commitments by the lenders under the Credit Facility are subject to borrowing base and availability restrictions. Up to $5.0 million of the Credit Facility may be used for the making of swing line loans.

Interest under the Credit Facility accrues, subject to certain terms and conditions under the Loan Agreement, at a LIBOR Rate or Base Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Loan Agreement, with the Applicable Margin for LIBOR Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%.

The Credit Facility is secured by a first priority security interest in substantially all of the assets of Kaspien , including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility (collectively, the “Credit Facility Parties”) and by a first priority pledge by the Company of its equity interests in Kaspien .  The Company will provide a limited guarantee of Kaspien’s obligations under the Credit Facility.

Among other things, the Loan Agreement limits Kaspien’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.  The Loan Agreement also requires Kaspien to comply with a financial maintenance covenant.

The Loan Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the Credit Facility Parties taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and failure of the obligations under the Credit Facility to constitute senior indebtedness under any applicable subordination or intercreditor agreements.

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

As of May 1, 2021, the company had no borrowings under the Credit Facility. The Company had $10.9 million available for borrowing as of May 1, 2021.

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

The Subordinated Loan is secured by a second priority security interest in substantially all of the assets of the Loan Parties, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Subordinated Loan Agreement (collectively, the “Second Lien Credit Facility Parties”).  The Company will provide a limited guarantee of Kaspien ’s obligations under the Subordinated Loan.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of May 1, 2021, 7,539 warrants remain outstanding.

The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement.

Index
Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was in the form of a promissory note (the “Note”), dated April 10, 2020, between Kaspien and First Interstate Bank, as the lender, matures on April 17, 2022, bears interest at a fixed rate of 1% per annum, and is payable in monthly installments of $112,976. While under the terms of the PPP, some or all of the PPP Loan amount may be forgiven if the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and the Note, such as payroll costs, benefits, rent, and utilities, there is no assurance that the Company will be successful in qualifying for and receiving forgiveness on the PPP Loan amount. On August 20, 2020, the Company submitted an application for forgiveness to the SBA. On October 30, 2020, the Company received a follow up letter requesting additional information related to its forgiveness application. The Company submitted the requested information on November 9, 2020. On January 4, 2021, the Company received another request for additional information. The Company submitted the requested information on January 14, 2021. On April 14, 2021, the Company received another request for additional information. The Company submitted the requested information on April 26, 2021. As of June 10, 2021, the Company has not received a decision on its PPP Loan forgiveness request.

Note 8. Stock Based Compensation
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

Equity awards authorized for issuance under the New Plan total 250,000.  As of May 1, 2021, of the awards authorized for issuance under the Stock Award Plans, 131,956 options were granted and are outstanding, 45,025 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan at May 1, 2021 were 145,519 million.

The following table summarizes stock award activity during the thirteen weeks ended May 1, 2021:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance January 30, 2021	133,356	$20.41	7.3
Granted	2,887	32.54	-
Forfeited	(2,887)	7.12	9.1
Canceled	(1,400)	34.60	-
Exercised	-	-	-
Balance May 1, 2021	131,956	$20.81	7.1
Exercisable May 1, 2021	45,025	$45.94	2.7

As of May 1, 2021, the intrinsic value of stock awards outstanding was $1.4 million and the intrinsic value of stock awards exercisable was $112,850.

Index
Note 9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the  accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan.   For the thirteen weeks ended May 1, 2021, Comprehensive loss consists of net loss. For the thirteen weeks ended May 2, 2020, Comprehensive Loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit.

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended May 1, 2021, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2021.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended
(amounts in thousands)	May 1, 2021	May 2, 2020

Interest cost	$63	$89
Amortization of net gain(1)	-	(3)
Net periodic pension cost	$63	$86

(1)	The amortization of net gain is related to a director retirement plan previously provided by the Company.

Note 11. Basic and Diluted Loss Per Share

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

For the thirteen-week periods ended May 1, 2021 and May 2, 2020, the impact of all outstanding stock awards was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirteen weeks ended May 1, 2021 and May 2, 2020 were approximately 0.1 million shares for both periods.

Index
Note 12. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by giving consideration to all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 30, 2021.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 30, 2021, the Company had a net operating loss carry forward of $346.7 million for federal income tax purposes and approximately $219.5 million for state income tax purposes that expire at various times through 2040 and are subject to certain limitations and statutory expiration periods.  The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit.  On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar putative class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions.  The Company removed that lawsuit back to federal court on June 12, 2019, and then filed a motion to dismiss and/or strike the plaintiff’s class action allegations on June 28, 2019.  On February 2, 2021 the court granted the Company’s motion, struck the class action allegations, and dismissed the individual plaintiffs’ claims for lack of jurisdiction.  Plaintiffs appealed the court’s decision on February 24, 2021.   The parties participated in a mandatory court-annexed mediation session on April 8, 2021.  The parties agreed on terms to resolve the matter fully and finally, and the appeal was dismissed without material impact on the financial results of the Company.

Index
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

Contingent Value Rights

On March 30, 2020, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien  and/or its equity interest in Kaspien . The company does not anticipate these contingencies being met in fiscal 2021.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
May 1, 2021 and May 2, 2020

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 30, 2021.

The Company operates Kaspien , which provides a platform of software and services to grow a brand’s online distribution channel on digital marketplaces such as Amazon, Walmart, and eBay, among others. Kaspien  empowers brands to achieve their online retail goals through its innovative, proprietary technology, tailored strategies, and mutually beneficial partnerships.

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

Net Revenue:  The Company measures total year over year sales growth. The Company measures its sales performance through several key performance indicators including number of partners, active product listings and sales per listing.

Cost of Sales and Gross Profit:  Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net sales levels, mix of products sold, obsolescence, distribution costs, and Amazon commissions and fulfillment fees.

Gross Merchandise Value (“GMV”): The total value of merchandise sold over a given time period through a customer-to-customer exchange site. It is the measurement of merchandise value sold across all channels and partners within our platform.

Index
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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2021
Compared to the Thirteen Weeks Ended May 2, 2020

Net revenue.  The following table sets forth a year-over-year comparison of the Company’s Net revenue:

	Thirteen weeks ended
	May 1, 2021		May 2, 2020
Amazon US	$37,516	92.4%	$29,965	94.9%
Amazon International	2,268	5.6%	1,230	3.9%
Walmart & other marketplaces	378	0.9%	225	0.7%
Subtotal Retail as a Service	40,162	98.9%	31,420	99.5%
Subscriptions	455	1.1%	169	0.5%
Total	$40,617	100.0%	$31,589	100.0%

Net revenue increased 28.6% to $40.6 million for the three months ended May 1, 2021 compared to $31.6 million for the three months ended May 2, 2020. The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.9% of net revenue. As part of the Company’s diversification strategic initiative, net revenue from non-Amazon US marketplaces increased to 6.5% of net revenue from 4.6% of net revenue in the comparable period from the prior year. The increase was attributable to Amazon International, Walmart, Target and other Marketplaces. Subscriptions and Other share of net revenue increased to 1.1% of net revenue from 0.5% of net revenue in the comparable period from the prior year.  The increase was attributable to an increase in the number of partners and higher gross merchandise value (“GMV”) of partner revenue flowing through the platform Amazon Marketplace.

The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Total active partner count at year end was approximately 767, including 630 retail partners and 137 subscription (Agency and SaaS) partners. The Company’s subscriptions partner base as of May 1, 2021 increased 80% compared to the fiscal first quarter of 2020.

Platform GMV for the three months ended May 1, 2021 was $63.4 million as compared to $42.9 million for the three months ended May 2, 2020.  Retail GMV increased 30% to $42.6 million compared to $32.7 million in the comparable year-ago period. Subscription GMV increased 105% to $20.9 million, or 33.0% of total GMV, compared to $10.2 million, or 23.8% of total GMV, in the comparable year-ago period.

Index
Gross Profit. Gross profit increased to $9.8 million, or 24.1% of net revenue for the thirteen weeks ended May 1, 2021, as compared to $7.9 million, or 25.1% of net revenue for the comparable prior year period. The increase in the gross profit was primarily due to the increase in net revenue and an increase in merchandise margin to 46.7%  for the thirteen weeks ended May 1, 2021 as compared to 46.2% for the 13 weeks ended May 2, 2020. The following table sets forth a year-over-year comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change
(amounts in thousands)	May 1, 2021	May 2, 2020	$	%

Merchandise margin	$18,982	$14,609	$4,373	29.9%
% of net revenue	46.7%	46.2%	0.5%

Fulfillment fees	(6,449)	(4,997)	(1,452)	29.1%
Warehousing and freight	(2,737)	(1,694)	(1,043)	61.6%
Gross profit	$9,796	$7,918	$1,878	33.7%

% of net revenue	24.1%	25.1%

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	May 1,	May 2,	Change
	2021	2020	$	%
Selling expenses	$6,230	$4,920	$1,310	26.6%
Reasearch and development	343	414	(71)	-17.1%
General and administrative	4,084	7,762	(3,678)	-47.4%
Total SG&A expense	$10,657	$13,096	$(2,439)	-18.6%

SG&A expenses decreased $2.4 million or 18.6%. The decrease in SG&A expenses was due to a $3.7 million decline in general and administrative expenses partially offset by a $1.3 million increase in selling expenses. The increase in selling expenses is attributable to an increase in marketplace fees due to the sales increase.

Consolidated depreciation and amortization expense for the thirteen-weeks ended May 1, 2021 was $0.6 million as compared to $0.5 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.6 million for the thirteen weeks ended May 1, 2021 compared to $0.2 million for the thirteen weeks ended May 2, 2020.  The increase in interest expense was due to increased short and long-term borrowings.  See Note 7 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets   As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended May 1, 2021 and May 2, 2020.

Net Loss. The net loss for the thirteen-weeks ended May 1, 2021 was $1.4 million as compared to $5.4 million for the comparable prior year period.

Index
LIQUIDITY

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its revolving credit facility, available cash and cash equivalents, funds raised through equity offerings and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and the purchase of inventory. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our net revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

The Company incurred a loss from continued operations of $1.4 million and $5.4 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.  The decrease in the loss from operations was primarily attributable to higher sales and lower SG&A expenses. In addition, the Company has an accumulated deficit of $114.3 million as of May 1, 2021 and net cash used in operating activities for the thirteen weeks ended May 1, 2021 was $2.5 million. Net cash used in operating activities for the thirteen weeks ended May 2, 2020 was $6.5 million.

As disclosed in the Company’s Annual Report on Form 10-K filed April 30, 2021, the Company experienced negative cash flows from operations during fiscal 2020 and 2019 and we expect to incur net losses in 2021.

The ability of the Company to meet its liabilities is dependent on improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services, the availability of future funding and other strategic alternatives, and overcoming the impact of the COVID-19 pandemic.

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

The unaudited condensed consolidated financial statements for the thirteen weeks ended May 1, 2021 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. The ability of the Company to meet its liabilities is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 7 in the interim condensed consolidated financial statements.

Index
The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirteen Weeks Ended		Change
	(amounts in thousands)		May 1, 2021	May 2, 2020	$
	Operating Cash Flows		$(2,513)	$(6,516)	$4,003
	Investing Cash Flows		(444)	11,479	(11,923)
	Financing Cash Flows		5,893	(1,139)	7,032

	Capital Expenditures	(1)	(444)	(300)	(144)

	Cash, Cash Equivalents, and Restricted Cash	(2)	9,491	12,676	(3,185)
	Merchandise Inventory		22,567	17,157	5,410

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$5,030	$7,078	(2,048)
	Add: restricted cash		4,461	5,598	(1,137)
	Cash, cash equivalents, and restricted cash		$9,491	$12,676	$(3,185)

Cash used in operations was $2.5 million primarily due to net loss of $1.4 million, and a $3.2 million reduction of accounts payable partially offset by a $1.9 million decrease in inventory. The decrease in accounts payable is primarily attributable to the payment of payables due for inventory purchased for the holiday season.

Cash used by investing activities was $0.4 million for the thirteen weeks ended May 1, 2021, which consisted entirely of capital expenditures.   Cash provided by investing activities was  $11.5 million for the thirteen weeks ended May 2, 2020, which consisted of proceeds from the sale of the fye business of $11.8 million, partially offset by capital expenditures of $0.3 million.

Cash provided by financing activities was $5.9 million for the thirteen weeks ended May 1, 2021.  The primary source of cash was an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The net proceeds of the offering were approximately $12.2 million.  The Company used $6.3 million of the proceeds to pay down its Credit Facility. Cash used by financing operations for the thirteen weeks ended May 2, 2020 was $1.1 million. The primary use of cash was the payoff of a previous credit facility. The payoff of the previous credit facility was partially offset by borrowings under the Credit Facility of $4.5 million, the Subordinated Loan Agreement of $5.2 million and borrowings from the Payroll Protection Program of $2.0 million.

Capital Expenditures.  During the thirteen weeks ended May 1, 2021, the Company made capital expenditures of $0.4 million. The Company currently plans to spend approximately $2.0 million for capital expenditures during fiscal 2021.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended January 30, 2021 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements. The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2021.  In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for the 13-week period ended May 1, 2021 were $5.9 million and commission fees of $4.6 million were reclassified for the 13-weeks ended May 2, 2020.

Recent Accounting Pronouncements:

The information set forth under Note 2, Recently Adopted Accounting Pronouncements section contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities.  To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, interest expense would be increased by $2,500 per year.  For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended January 30, 2021.

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of May 1, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit.  On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar putative class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions.  The Company removed that lawsuit back to federal court on June 12, 2019, and then filed a motion to dismiss and/or strike the plaintiff’s class action allegations on June 28, 2019.  On February 2, 2021 the court granted the Company’s motion, struck the class action allegations, and dismissed the individual plaintiffs’ claims for lack of jurisdiction.  Plaintiffs appealed the court’s decision on February 24, 2021.   The parties participated in a mandatory court-annexed mediation session on April 8, 2021.  The parties agreed on terms to resolve the matter fully and finally, and the appeal will be dismissed without material impact on the financial results of the Company.

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

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Item 6 - Exhibits

(A)	Exhibits –

Exhibit No.	Description
1.1
Underwriting Agreement, dated March 16, 2021, by and between Kaspien Holdings Inc. and Aegis Capital Corp. - incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed on March 16, 2021. Commission File No. 0-14818

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

KASPIEN HOLDINGS INC.

June 15, 2021	By: /s/ Kunal Chopra
Kunal Chopra
Principal Executive Officer
(Principal Executive Officer)

June 15, 2021	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)