Form 10-Q
period 2021-07-31
Kaspien Holdings Inc.
filed 2021-09-14
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

Common Stock, $.01 par value,
2,492,568  shares outstanding as of September 1, 2021

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Index
FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition, new or planned features, products or services, management strategies, our competitive position and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Such risks and uncertainties include, among others, changes in the competitive environment, availability of new products, changes in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold, as well as those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10‑K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2021 (the “2021 Form 10-K”), and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2021 Form 10‑K, this quarterly report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this quarterly report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	July 31,	January 30,	August 1,
	2021	2021	2020
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$2,570	$1,809	$3,337
Restricted cash	1,184	1,184	950
Accounts receivable	2,805	2,718	2,239
Merchandise inventory	25,024	24,515	20,576
Prepaid expenses and other current assets	1,056	564	1,085
Total current assets	32,639	30,790	28,187

Restricted cash	2,992	3,562	4,362
Fixed assets, net	2,301	2,268	2,285
Operating lease right-of-use assets	2,447	2,742	3,030
Intangible assets, net	218	732	1,246
Cash Surrender Value	4,277	3,856	3,411
Other assets	1,157	1,342	2,036
TOTAL ASSETS	$46,031	$45,292	$44,557

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,599	$8,894	$9,857
Short-term borrowings	-	6,339	2,151
Accrued expenses and other current liabilities	1,941	2,512	3,812
Current portion of operating lease liabilites	622	596	571
Current portion of PPP Loan	-	1,687	1,017
Total current liabilities	10,162	20,028	17,408

Operating lease liabilities	1,942	2,258	2,564
PPP Loan	-	330	1,001
Long-term debt	5,526	5,000	4,401
Other long-term liabilities	15,721	16,187	19,613
TOTAL LIABILITIES	33,351	43,803	44,987

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,902,985, 3,336,576 and 3,235,576 shares issued, respectively)	39	33	32
Additional paid-in capital	359,016	346,495	346,457
Treasury stock at cost (1,410,417, 1,410,378 and 1,410,378 shares, respectively)	(230,170)	(230,169)	(230,169)
Accumulated other comprehensive loss	(2,007)	(2,007)	(1,473)
Accumulated deficit	(114,198)	(112,863)	(115,277)
TOTAL SHAREHOLDERS’ EQUITY	12,680	1,489	(430)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,031	$45,292	$44,557

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Net revenue	$34,890	$42,296	$75,507	$73,885

Cost of sales	26,055	31,611	56,876	55,283
Gross profit	8,835	10,685	18,631	18,602
Selling, general and administrative expenses	10,210	11,178	20,868	24,274
Loss from operations	(1,375)	(493)	(2,237)	(5,672)
Interest expense	460	406	1,015	634
Other (income) loss	(1,963)	-	(1,963)	-
Income (loss) before income tax expense	128	(899)	(1,289)	(6,306)
Income tax expense	46	-	46	-
Net income (loss)	$82	$(899)	$(1,335)	$(6,306)

BASIC AND DILUTED INCOME PER SHARE:
Basic income (loss) per common share	$0.03	$(0.49)	$(0.56)	$(3.46)

Weighted average number of common shares outstanding – basic	2,491	1,825	2,404	1,823

Diluted income (loss) per common share	$0.03	$(0.49)	$(0.56)	$(3.46)

Weighted average number of common shares outstanding – diluted	2,538	1,825	2,404	1,823

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Net income (loss)	$82	$(899)	$(1,335)	$(6,306)
Amortization of pension gain	-	1	-	2
Comprehensive income (loss)	$82	$(898)	$(1,335)	$(6,304)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended July 31, 2021
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of May 1, 2021	3,889	(1,410)	$39	$358,749	$(230,170)	$(2,007)	$(114,280)	$12,332
Net income	-	-	-	-	-	-	82	82
Issuance of warrants	3	-	-	-	-	-	-	-
Exercise of stock options	2	-	-	51	-	-	-	51
Common stock issued- Director grants	9	-	-	184	-	-	-	184
Amortization of unearned compensation/restricted stock amortization	-	-	-	31	-	-	-	31
Balance as of July 31, 2021	3,903	$(1,410)	$39	$359,016	$(230,170)	$(2,007)	$(114,198)	$12,680

	Twenty-six Weeks Ended July 31, 2021
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(1,335)	(1,335)
Other comprehensive income	-	-	-	-	-	-	-	-
Issuance of warrants	138	-	2	-	(1)	-	-	1
Sales of shares, net of expense	417	-	4	12,227	-	-	-	12,231
Exercise of stock options	2	-	-	51	-	-	-	51
Common stock issued- Director grants	9	-	-	184	-	-	-	184
Amortization of unearned compensation/restricted stock amortization	-	-	-	59	-	-	-	59
Balance as of July 31, 2021	3,903	(1,410)	$39	$359,016	$(230,170)	$(2,007)	$(114,198)	$12,680

	Thirteen Weeks Ended August 1, 2020
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of May 2, 2020	3,236	(1,410)	$32	$346,442	$(230,169)	$(1,476)	$(114,377)	$451
Net Loss	-	-	-	-	-	-	(899)	(899)
Other comprehensive income	-	-	-	-	-	3	-	3
Issuance of warrants	-	-	-	-	-	-	-	-
Vested restricted shares	-	-	-	-	-	-	-	-
Common stock issued- Director grants	-	-	-	-	-	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	15	-	-	-	15
Balance as of August 1, 2020	3,236	$(1,410)	$32	$346,457	$(230,169)	$(1,473)	$(115,277)	$(430)

	Twenty-six Weeks Ended August 1, 2020
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(6,306)	(6,306)
Other comprehensive income	-	-	-	-	-	6	-	6
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Amortization of unearned compensation/restricted stock amortization	-	-	-	285	-	-	-	285
Balance as of August 1, 2020	3,236	$(1,410)	$32	$346,457	$(230,169)	$(1,473)	$(115,277)	$(430)

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
OPERATING ACTIVITIES:
Net loss	$(1,335)	$(6,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	710	493
Amortization of intangible assets	514	514
Stock-based compensation	243	284
Amortization of ROU asset	295	281
Amortization of warrant interest	139	-
Interest on long term debt	386	-
Change in cash surrender value	(421)	(57)
Forgiveness of PPP Loan	(1,963)	-
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(88)	1,901
Merchandise inventory	(509)	(2,739)
Prepaid expenses and other current assets	(492)	2,054
Other long-term assets	185	-
Accounts payable	(1,294)	1,978
Accrued expenses and other current liabilities	(522)	(6,242)
Other long-term liabilities	(782)	(49)
Net cash used in operating activities	(4,934)	(7,888)

INVESTING ACTIVITIES:
Purchases of fixed assets	(743)	(588)
Proceeds from sale of fye business	-	11,779
Net cash provided by (used in) investing activities	(743)	11,191

FINANCING ACTIVITIES:
Proceeds from short term borrowings	-	2,151
Proceeds from long term borrowings	-	4,401
Proceeds from issuance of warrants	-	836
Proceeds from PPP loan	-	2,018
Proceeds from stock offering	12,231	-
Proceeds from exercise of stock options	51	-
Payments of PPP loan	(76)	-
Issuance of director deferred shares and RSUs	-	237
Payment of short term borrowings	(6,339)	(13,149)
Net cash provided by (used in) financing activities	5,867	(3,506)

Net increase (decrease) in cash, cash equivalents, and restricted cash	190	(203)
Cash, cash equivalents, and restricted cash, beginning of period	6,556	8,852
Cash, cash equivalents, and restricted cash, end of period	$6,746	$8,649
Interest paid	$142	$118

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 31, 2021 and August 1, 2020
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

Our mission is to optimize and grow brands on today’s leading online marketplaces. To deliver this mission, we provide a platform of software and services to empower brands to grow their online distribution channel on digital marketplaces. Our proprietary software platform of marketplace solutions has been developed with a tech-first approach over the last decade. Through our platform, more than a decade of marketplace expertise, and our subject matter expertise, Kaspien empowers brands to achieve their online retail goals. Through our diversified and flexible partnership approach, Kaspien supports brands all across their brands’ life cycle and maturity online.

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

The Company incurred a net loss of $1.3 million and $6.3 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.  The decrease in the net loss was primarily attributable to an increase in net revenue and lower SG&A expenses, as well as the forgiveness of the PPP Loan discussed below. In addition, the Company has an accumulated deficit of $114.2 million as of July 31, 2021 and net cash used in operating activities for the twenty-six weeks ended July 31, 2021 was $4.9 million. Net cash used in operating activities for the twenty-six weeks ended August 1, 2020 was $7.9 million.

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

The unaudited condensed consolidated financial statements for the twenty-six weeks ended July 31, 2021 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. The ability of the Company to meet its liabilities is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 7 in the interim condensed consolidated financial statements.

As of July 31, 2021, we had cash and cash equivalents of $2.6 million, net working capital of $22.5 million, and no outstanding borrowings on our revolving credit facility, as further discussed below.

As of January 30, 2021, the Company had borrowings of $6.3 million under the Credit Facility. As of July 31, 2021 and August 1, 2020, the Company had no outstanding letters of credit. The Company had $10.1 million and $6.5 million available for borrowing under the Credit Facility as of July 31, 2021 and August 1, 2020, respectively.

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

As of July 31, 2021, the Company had no borrowings under the Credit Facility. The Company had $10.1 million available for borrowing as of July 31, 2021.

Subordinated Debt Agreement
On March 30, 2020, the Company and Kaspien Inc. (the “Loan Parties”) entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). Pursuant to the Amendment, among other things, (i) the Company was added as “Parent” under the Amended Loan Agreement, (ii) the Company granted a first priority security interest in substantially all of the assets of the Company, including inventory, accounts receivable, cash and cash equivalents and certain other collateral, and (iii) the Loan Agreement was amended to (a) permit the incurrence of certain subordinated indebtedness under the Subordinated Loan Agreement (as defined below) and (b) limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien Inc. with a scheduled maturity date of May 22, 2023. As of July 30, 2021, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, in conjunction with the Subordinated Loan Agreement, the Company issued warrants to purchase up to 244,532 shares of common stock with an aggregate grant date fair value of $0.8 million recorded as a discount to the Subordinated Loan Agreement, $0.5 million of which was unamortized as of January 30, 2021. As of July 31, 2021, 5,126 warrants remain outstanding.

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 15, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during the second quarter.

In addition to the aforementioned current sources of existing working capital, the Company may explore certain other strategic alternatives that may become available to the Company, as well continuing our efforts to generate additional net revenue and increase margins.  However, at this time the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all, should we require such additional funds.  If the Company is unable to improve its operations, it may be required to obtain additional funding, and the Company’s financial condition and results of operations may be materially adversely affected.

Index
Furthermore, broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and may adversely impact our ability to raise additional funds, should we require such additional funds.

Impact of COVID-19

To date, as a direct result of COVID-19, most of our employees are working remotely. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets, which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

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

While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, neither the industry nor our organization has been immune to the impact to our supply chains. During the second quarter of 2021, the Company noticed changes in consumer buying habits that may have reduced demand for its products due to recent re-openings of physical retail outlets and lifting of many restrictions by governmental authorities.

Also during the second quarter of 2021, the Company experienced increased inventory stock outs due to freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand for goods being sold on ecommerce marketplaces. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States.

It is not possible to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. The Company is actively monitoring the situation and potential impacts on its financial condition, liquidity, operations and workforce but the full extent of the impact is still highly uncertain.

Index
Note 2. Basis of Presentation

The accompanying interim condensed consolidated financial statements consist of Kaspien Holdings Inc., its wholly owned subsidiaries, Kaspien NY, LLC (f/k/a Trans World NY Sub, Inc. (f/k/a Record Town, Inc.)) and its subsidiaries, and Kaspien, Inc.  All intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 30, 2021 contained in the Company’s Annual Report on Form 10-K filed April 30, 2021.  The results of operations for the twenty-six weeks ended July 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2022.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2021.  In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for the 13-week period ended July 31, 2021 were $5.1 million and commission fees of $6.3 million were reclassified for the 13-weeks ended August 1, 2020. Commission fees for the 26-week period ended July 31, 2021 were $11.0 million and commission fees of $10.9 million were reclassified for the 26-weeks ended August 1, 2020.

Note 3. Recently Announced Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework— Changes to the Disclosure Requirements for Defined Benefit Plans”, which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. This standard will be effective for public entities for fiscal years beginning after December 15, 2020, however early adoption is permitted. The new standard has an immaterial impact on the consolidated financial statements.

Index
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the enacted changes in tax laws or rates. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption is permitted. The new standard has an immaterial impact on the consolidated financial statements.

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

Note 4. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien Inc. in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien Inc. consist of vendor relationships, technology and tradenames. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Index
Identifiable intangible assets as of July 31, 2021 consisted of the following (amounts in thousands):

	July 31, 2021
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Technology	60	$6,700	$2,587	$4,048	$65
Trade names and trademarks	60	3,200	-	3,047	153
		$9,900	$2,587	$7,095	$218

The changes in net intangibles and goodwill from January 30, 2021 to July 31, 2021 were as follows:

(amounts in thousands)	January 30, 2021	Impairment Expense	Amortization Expense	July 31, 2021

Amortized intangible assets:
Technology	$259	$-	$194	$65
Trade names and trademarks	473	-	320	153
Net amortized intangible assets	$732	$-	$514	$218

Amortization expense of intangible assets for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 consisted of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(amounts in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Amortized intangible assets:
Technology	$97	$97	$194	$194
Trade names and trademarks	160	160	320	320
Total amortization expense	$257	$257	$514	$514

The remaining amortization expense will be recognized in fiscal 2021, at which time all intangible assets will be fully amortized.

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended July 31, 2021 and August 1, 2020 was $0.6 million and $0.5 million, respectively.
Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $1.2 million and $1.0 million, respectively.

Index
Note 6. Restricted Cash

As a result of the death of its former Chairman, the Company holds $4.2 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $3.0 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of July 31, 2021.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents	$2,570	$1,809	$3,337
Restricted cash	4,176	4,746	5,312
Total cash, cash equivalents and restricted cash	$6,746	$6,555	$8,649

Note 7.  Debt

Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC (“Encina”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “Credit Facility”). Concurrent with the sale of the fye business, the Company borrowed $3.3 million under the Credit Facility to satisfy the remaining obligations of the Company under its previous credit facility.

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

The Credit Facility is secured by a first priority security interest in substantially all of the assets of Kaspien Inc., including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Credit Facility (collectively, the “Credit Facility Parties”) and by a first priority pledge by the Company of its equity interests in Kaspien Inc.  The Company will provide a limited guarantee of Kaspien Inc.’s obligations under the Credit Facility.

Among other things, the Loan Agreement limits Kaspien Inc.’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.  The Loan Agreement also requires Kaspien Inc. to comply with a financial maintenance covenant.

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

Index
On March 30, 2020, the Company and Kaspien Inc. (the “Loan Parties”) entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). Pursuant to the Amendment, among other things, (i) the Company was added as “Parent” under the Amended Loan Agreement, (ii) the Company granted a first priority security interest in substantially all of the assets of the Company, including inventory, accounts receivable, cash and cash equivalents and certain other collateral, and (iii) the Loan Agreement was amended to (a) permit the incurrence of certain subordinated indebtedness under the Subordinated Loan Agreement (as defined below) and (b) limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

As of July 31, 2021, the Company had no borrowings under the Credit Facility. The Company had $10.1 million available for borrowing as of July 31, 2021. As of July 31, 2021, unamortized debt issuance costs of $0.6 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien Inc. with a scheduled maturity date of May 22, 2023. As of July 31, 2021, unamortized debt issuance costs of $0.1 million are included in “Long-term Debt” on the unaudited condensed consolidated balance sheet.

Interest on the Subordinated Loan accrues, subject to certain terms and conditions under the Subordinated Loan Agreement, at the rate of twelve percent (12.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Subordinated Loan.

The Subordinated Loan is secured by a second priority security interest in substantially all of the assets of the Loan Parties, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Subordinated Loan Agreement (collectively, the “Second Lien Credit Facility Parties”).  The Company will provide a limited guarantee of Kaspien Inc.’s obligations under the Subordinated Loan.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of common stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.5 million of which was unamortized as of July 31, 2021. As of July 31, 2021, 5,126 warrants remain outstanding.

Index
Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 15, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during the second quarter.

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
Compensation expense related to the grant of stock options recognized in the twenty-six weeks ended July 31, 2021 was $58,918. In addition, compensation expense of $0.2 million related to the grant of restricted shares to members of our Board of Directors was recognized in the twenty-six weeks ended July 31, 2021. Total compensation expense recognized in the twenty-six weeks ended August 1, 2020 was $0.3 million.

Equity awards authorized for issuance under the New Plan total 250,000.  As of July 31, 2021, of the awards authorized for issuance under the Stock Award Plans, 133,303 options were granted and are outstanding, 54,125 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan at July 31, 2021 were 132,669.

The following table summarizes stock award activity during the twenty-six weeks ended July 31, 2021:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance January 30, 2021	133,356	$20.41	7.3
Granted	6,637	25.69	9.9
Forfeited	(2,887)	7.12	9.0
Canceled	(1,400)	34.60	-
Exercised	(2,403)	7.12	9.0
Balance July 31, 2021	133,303	$21.05	6.9
Exercisable July 31, 2021	54,125	$38.71	3.7

As of July 31, 2021, the intrinsic value of stock awards outstanding was $1.3 million and the intrinsic value of stock awards exercisable was $269,000.

Index
Note 9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan.   For the thirteen and twenty-six weeks ended July 31, 2021, comprehensive loss consists of net loss. For the thirteen and twenty-six weeks ended August 1, 2020, comprehensive Loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit.

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  During the twenty-six weeks ended July 31, 2021, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2021.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(amounts in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Interest cost	$63	$89	$126	$178
Amortization of net gain(1)	-	(3)	-	(6)
Net periodic pension cost	$63	$86	$126	$172

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

For the thirteen week period ended July 31, 2021, the dilutive effect of employee stock options was 47,207 shares.

Index
For the thirteen week period ended August 1, 2020 and the twenty-six week periods ended July 31, 2021 and August 1, 2020, the impact of all outstanding stock awards was not considered because the Company reported net losses in those periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the twenty-six weeks ended July 31, 2021 and thirteen and twenty-six weeks ended August 2, 2020 were approximately 0.1 million shares for both periods.

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

The Company has reached a settlement with the plaintiffs for both store manager class actions, which has received approval from the court.  The Company reserved $0.4 million for the settlement as of January 30, 2021.  During the second quarter of fiscal 2021, the Company paid the final settlement and the matter is fully resolved.

Retailer Agreement Dispute
On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020.  Vijuve manufactures skin care products and face massagers.  The parties agreed that Kaspien would sell Vijuve’s products on Amazon.  The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products.  In total, Vijuve is seeking $774,000 in damages.  Kaspien believed, and still believes, that Vijuve attempted to artificially inflate its sales on Amazon to support that demand.  On July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement.  Kaspien is seeking at least $229,000 from Vijuve for breach of contract and/or specific performance.

On August 9, 2021, Vijuve filed a motion to dismiss Kaspien’s counterclaims.  On September 2, 2021, Kaspien filed a motion for judgment on the pleadings that seeks to dismiss Vijuve’s complaint.  Both motions will be entertained by the Court on October 22, 2021.  The Court’s decisions on these two motions will dictate the course of the dispute going forward, including whether Vijuve still has a legal claim against Kaspien.  With the resolution of the motions currently pending, the impact on Kaspien (if any) is not presently known.

Contingent Value Rights

On March 30, 2020, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien Inc. and/or its equity interest in Kaspien Inc. The Company does not anticipate these contingencies being met in fiscal 2021.

Note 14. Subsequent Events

On August 20, 2021, the Company received a payment of $1.6 million for settlement of an insurance claim.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
July 31, 2021 and August 1, 2020

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 30, 2021.

The Company operates Kaspien Inc., which provides a platform of software and services to grow a brand’s online distribution channel on digital marketplaces such as Amazon, Walmart, and eBay, among others. Kaspien empowers brands to achieve their online retail goals through its innovative, proprietary technology, tailored strategies, and mutually beneficial partnerships.

Kaspien is positioning itself to be a brand’s ultimate online growth partner and is guided by seven core principles:
• Partner Obsession • Insights Driven • Simplicity • Innovation	• Results • Ownership • Diversity and Teamwork

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

Net Revenue:  The Company measures total year over year sales growth. The Company measures its net revenue performance through several key performance indicators including number of partners and active product listings and net revenue per listing.

Cost of Sales and Gross Profit:  Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net revenues levels, mix of products sold, obsolescence, distribution costs and marketplace fulfillment fees.

Index
Gross Merchandise Value (“GMV”): The total value of merchandise sold over a given time period through a customer-to-customer exchange site. It is the measurement of merchandise value sold across all channels and partners within our platform.

Selling, General and Administrative (“SG&A”) Expenses:  Included in SG&A expenses are payroll and related costs, marketplace commissions, general operating and overhead expenses and depreciation charges.

Balance Sheet and Ratios:  The Company views cash and working capital (current assets less current liabilities) as relevant indicators of its financial position.  See Liquidity and Cash Flows section for further discussion of these items.

RESULTS OF OPERATIONS
Thirteen and Twenty-Six Weeks Ended July 31, 2021
Compared to the Thirteen and Twenty-Six Weeks Ended August 1, 2020

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 31, 2021	August 1, 2020	$	%	July 31, 2021	August 1, 2020	$	%

Net Revenue	$ 34,890	$ 42,296	$ (7,406)	-17.5%	$ 75,507	$ 73,885	$1,622	2.2%

Gross profit	8,835	10,685	(1,850)	-17.3%	18,631	18,602	29	0.2%
% to sales	25.3%	25.3%			24.7%	25.2%

Net Revenue. Net revenue was $34.9 million for the thirteen weeks ended July 31, 2021 a 17.5% decrease from the comparable prior year period. The decrease in net revenue was primarily attributable to ongoing supply chain challenges in the FBA US Segment. Total Active Partner count as of July 31, 2021 was 792, including 655 retail partners and 136 subscription partners.

Net revenue was $75.5 million for the twenty-six weeks ended July 31, 2021 a 2.2% increase from the comparable prior year period.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.7% of net revenue in the thirteen weeks ended July 31, 2021. Net revenue from non-Amazon marketplaces increased to 1.5% of net revenue from 0.7% of net revenue in the comparable period from the prior year. The increase was attributable to Target, Walmart and Other Marketplaces. Subscriptions & Other share of net revenue increased to 1.3% of net revenue during the thirteen weeks ended July 31, 2021.  The increase was attributable to a 33.0% increase in Subscription GMV flowing through the platform Amazon Marketplace. Subscription GMV represented 42.2% of total GMV during the thirteen weeks ended July 31, 2021. For the same period, Total GMV increased 0.5% compared to the thirteen weeks ending May 2, 2020 due to a 23% decline in Retail GMV.  The following table sets forth net revenue by marketplace as a percentage of total net revenue:

Index

	Thirteen weeks ended					Twenty-six weeks ended
	Jul 31, 2021		August 1, 2020		Change	Jul 31, 2021		August 1, 2020		Change
Amazon US	$32,642	93.6%	$39,922	94.4%	-18.2%	$70,158	92.9%	$69,887	94.6%	0.4%
Amazon International	1,289	3.7%	1,783	4.2%	-27.7%	3,557	4.7%	3,013	4.1%	18.1%
Other Marketplaces	507	1.5%	294	0.7%	72.4%	885	1.2%	519	0.7%	70.5%
Subtotal Retail as a Service	34,438	98.7%	41,999	99.3%	-18.0%	74,600	98.8%	73,419	99.4%	1.6%
Subscriptions	452	1.3%	297	0.7%	52.2%	907	1.2%	466	0.6%	94.6%
Net revenue	$34,890	100.0%	$42,296	100.0%	-17.5%	$75,507	100.0%	$73,885	100.0%	2.2%

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change		Twenty six Weeks		Change
(amounts in thousands)	July 31, 2021	August 1, 2020	$	%	July 31, 2021	August 1, 2020	$	%

Merchandise margin	$15,936	$19,447	$(3,510)	-18.1%	$34,656	$33,901	$755	2.2%
% of net revenue	45.7%	46.0%	-0.3%		45.9%	45.9%	0.0%

Fulfillment fees	(5,393)	(6,868)	1,474	-21.5%	(11,843)	(11,865)	22	-0.2%
Warehousing and freight	(1,708)	(1,894)	187	-9.9%	(4,182)	(3,434)	(748)	21.8%
Gross profit	$8,835	$10,685	$(1,850)	-17.3%	$18,631	$18,602	$29	0.2%

% of net revenue	25.3%	25.3%			24.7%	25.2%

Gross profit was $8.8 million for the thirteen weeks ended July 31, 2021, as compared to $10.7 million for the comparable prior year period. The decrease in gross profit was primarily attributable to a reduction in net revenue on the Amazon US Platform. Gross profit as a percentage of net revenue was 25.3%, the same level as the thirteen weeks ended August 1, 2020. Merchandise margin for the thirteen week period ending July 31, 2021 was 45.7% as compared to 46.0% for the comparable prior year period. The decline in merchandise margin rate was offset by the leveraging of Fulfillment fees and Warehousing and freight expenses.

Gross profit for the twenty-six weeks ended July 31, 2021 was $18.6 million, or 24.7% of net revenue, as compared to $18.6 million, or 25.2% of net revenue for the comparable prior year period as increased net revenue was offset by higher warehousing and freight expenses.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 31, 2021	August 1, 2020	$	%	July 31, 2021	August 1, 2020	$	%

Selling expenses	$5,085	$6,262	$(1,177)	-18.8%	$10,991	$10,868	$123	1.1%
General and administrative expenses	5,125	4,916	209	4.3%	9,877	13,406	(3,529)	-26.3%
Total SG&A expenses	$10,210	$11,178	$(968)	-8.7%	$20,868	$24,274	$(3,406)	-14.0%

As a % of total revenue	29.3%	26.4%			27.6%	32.9%

For the thirteen weeks ended July 31, 2021, SG&A expenses decreased $1.0 million or 8.7%.   The decrease in SG&A expenses was due to a $1.2 million decrease in selling expenses related to the decline in net revenue.

Index
Consolidated depreciation and amortization expense for the thirteen weeks ended July 31, 2021 was $0.6 million as compared to $0.5 million for the comparable prior year period.

For the twenty-six weeks ended July 31, 2021, SG&A expenses decreased $3.4 million or 14.0%.  The decrease in SG&A expenses was attributable to a $3.5 million decline in General and administrative expenses.

Consolidated depreciation and amortization expense for the twenty-six weeks ended July 31, 2021 was $1.2 million as compared to $1.0 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.5 million for the thirteen weeks ended July 31, 2021 compared to $0.4 million for the thirteen weeks ended August 1, 2020.

Interest expense was $1.0 million for the twenty-six weeks ended July 31, 2021 compared to $0.6 million for the twenty-six weeks ended August 1, 2020.  The increase in interest expense was due to increased long-term borrowings.  See Note 7 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Other Income.  On June 15, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during the second quarter.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets. As a result, there were insignificant tax expense amounts recorded during the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020.

Net income (loss). Net income for the thirteen weeks ended July 31, 2021 was $0.1 million as compared to a net loss of $0.9 million for the comparable prior year period.
The net loss for the twenty-six weeks ended July 31, 2021 was $1.3 million as compared to $6.3 million for the comparable prior year period.

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
As disclosed in the Company's Annual Report on Form 10-K filed April 30, 2021, the Company experienced negative cash flows from operations during fiscal 2020 and 2019 and we expect to incur net losses in fiscal 2021.

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

The unaudited condensed consolidated financial statements for the twenty-six weeks ended July 31, 2021 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. The ability of the Company to meet its liabilities is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 7 in the interim condensed consolidated financial statements.

Index
The following table sets forth a summary of key components of cash flow and working capital:

		As of or for the		Change
		Twenty-Six Weeks Ended

	(amounts in thousands)	July 31, 2021	August 1, 2020	$
	Operating Cash Flows	$(4,934)	$(8,087)	$3,153
	Investing Cash Flows	(743)	11,191	(11,934)
	Financing Cash Flows	5,867	(3,307)	9,174

	Capital Expenditures(1)	(743)	(588)	(155)

	Cash, Cash Equivalents, and Restricted Cash(2)	6,746	8,649	(1,903)
	Merchandise Inventory	25,024	20,576	4,448

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets	$2,570	$3,337
	Add: restricted cash	4,176	5,312
	Cash, cash equivalents, and restricted cash	$6,746	$8,649

Cash used in operations was $5.0 million for the twenty-six weeks ended July 31, 2021, primarily due to net loss of $1.3 million, net of the PPP forgiveness of $1.9 million, a $1.3 million increase in accounts payable, a $0.5 million increase in inventory and a $0.5 million decrease in prepaid expenses and other current assets.

Cash used in investing activities was $0.7 million for the twenty-six weeks ended July 31, 2021, which consisted entirely of capital expenditures.  Cash provided by investing activities was $11.2 million for the twenty-six weeks ended July 31, 2021, which primarily consisted from the sale of the fye business, partially offset by capital expenditures of $0.6 million.

Cash provided by financing activities was $5.9 million for the twenty-six weeks ended July 31, 2021.  The primary source of cash was an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The net proceeds of the offering were approximately $12.2 million.  The Company used $6.3 million of the proceeds to pay down its Credit Facility. Cash used by financing activities was $3.3 million for the twenty-six weeks ended August 1, 2020.  The primary use of cash was the payoff of the Company’s previous credit facility.  The payoff of the previous credit facility was partially offset by borrowings under the Credit Facility of $2.2 million, the Subordinated Loan Agreement of $5.2 million and borrowings from the Payroll Protection Program of $2.0 million.

Capital Expenditures.  During the twenty-six weeks ended July 31, 2021, the Company made capital expenditures of $0.7 million. The Company currently plans to spend approximately $2.0 million for capital expenditures during fiscal 2021.

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

Index
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended January 30, 2021 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements.  In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for the 13-week period ended July 31, 2021 were $5.1 million and commission fees of $6.3 million were reclassified for the 13-weeks ended August 1, 2020. Commission fees for the 26-week period ended July 31, 2021 were $11.0 million and commission fees of $10.9 million were reclassified for the 26-weeks ended August 1, 2020.

Recent Accounting Pronouncements:

The information set forth under Note 2, Recently Adopted Accounting Pronouncements section contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities.  To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, interest expense would be increased by $2,500 per year.  For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended January 30, 2020.

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit.  On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar putative class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions.  The Company removed that lawsuit back to federal court on June 12, 2019, and then filed a motion to dismiss and/or strike the plaintiff’s class action allegations on June 28, 2019.  On February 2, 2021 the court granted the Company’s motion, struck the class action allegations, and dismissed the individual plaintiffs’ claims for lack of jurisdiction.  Plaintiffs appealed the court’s decision on February 24, 2021.   The parties participated in a mandatory court-annexed mediation session on April 8, 2021.  The parties agreed on terms to resolve the matter fully and finally, and the appeal was dismissed on May 3, 2021,without material impact on the financial results of the Company.

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

The Company has reached a settlement with the plaintiffs for both store manager class actions, which has received approval from the court.  The Company reserved $0.4 million for the settlement as of January 30, 2021.  During the second quarter of fiscal 2021, the Company paid the final settlement and the matter is fully resolved as of June 17, 2021.

Retailer Agreement Dispute
On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020.  Vijuve manufactures skin care products and face massagers.  The parties agreed that Kaspien would sell Vijuve’s products on Amazon.  The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products.  In total, Vijuve is seeking $774,000 in damages.  Kaspien believed, and still believes, that Vijuve attempted to artificially inflate its sales on Amazon to support that demand.  On July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement.  Kaspien is seeking at least $229,000 from Vijuve for breach of contract and/or specific performance.

Index
On August 9, 2021, Vijuve filed a motion to dismiss Kaspien’s counterclaims.  On September 2, 2021, Kaspien filed a motion for judgment on the pleadings that seeks to dismiss Vijuve’s complaint.  Both motions will be entertained by the Court on October 22, 2021.  The Court’s decisions on these two motions will dictate the course of the dispute going forward, including whether Vijuve still has a legal claim against Kaspien.  With the resolution of the motions currently pending, the impact on Kaspien (if any) is not presently known.

Item 1A – Risk Factors
Risks relating to the Company’s business and common stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Index
Item 6 - Exhibits

(A)	Exhibits -

Exhibit No.	Description
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KASPIEN HOLDINGS INC.

September 14, 2021	By: /s/ Kunal Chopra
Kunal Chopra
Chief Executive Officer
(Principal Executive Officer)

September 14, 2021	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)