Form 10-Q
period 2021-10-30
Kaspien Holdings Inc.
filed 2021-12-14
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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

Common Stock, $.01 par value,
2,492,568  shares outstanding as of December 1, 2021

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

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	October 30,	January 30,	October 31,
	2021	2021	2020
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$1,754	$1,809	$2,396
Restricted cash	1,158	1,184	950
Accounts receivable	2,566	2,718	2,465
Merchandise inventory	30,248	24,515	27,204
Prepaid expenses and other current assets	760	564	836
Total current assets	36,486	30,790	33,851

Restricted cash	2,732	3,562	4,082
Fixed assets, net	2,251	2,268	2,343
Operating lease right-of-use assets	2,284	2,742	2,887
Intangible assets, net	-	732	989
Cash Surrender Value	4,413	3,856	3,438
Other assets	1,074	1,342	1,787
TOTAL ASSETS	$49,240	$45,292	$49,377

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$6,743	$8,894	$8,559
Short-term borrowings	5,858	6,339	8,483
Accrued expenses and other current liabilities	2,685	2,512	4,745
Current portion of operating lease liabilites	636	596	583
Current portion of PPP Loan	-	1,687	1,356
Total current liabilities	15,922	20,028	23,726

Operating lease liabilities	1,764	2,258	2,412
PPP Loan	-	330	662
Long-term debt	4,161	5,000	4,581
Other long-term liabilities	15,515	16,187	15,857
TOTAL LIABILITIES	37,362	43,803	47,238

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,902,985, 3,336,576 and 3,235,576 shares issued, respectively)	39	33	32
Additional paid-in capital	359,100	346,495	346,470
Treasury stock at cost (1,410,417, 1,410,378 and 1,410,378 shares, respectively)	(230,170)	(230,169)	(230,169)
Accumulated other comprehensive loss	(2,007)	(2,007)	(1,470)
Accumulated deficit	(115,084)	(112,863)	(112,724)
TOTAL SHAREHOLDERS’ EQUITY	11,878	1,489	2,139
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,240	$45,292	$49,377

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Net revenue	$32,172	$38,913	$107,680	$112,799

Cost of sales	24,168	29,312	81,044	84,595
Gross profit	8,004	9,601	26,636	28,204
Selling, general and administrative expenses	10,018	10,213	30,886	34,487
Loss from operations	(2,014)	(612)	(4,250)	(6,283)
Interest expense	439	381	1,455	1,015
Other income	(1,567)	-	(3,530)	-
Income (loss) before income tax expense	(886)	(993)	(2,175)	(7,298)
Income tax expense (benefit)	-	(3,545)	46	(3,545)
Net income (loss)	$(886)	$2,552	$(2,221)	$(3,753)

BASIC AND DILUTED INCOME PER SHARE:
Basic income (loss) per common share	$(0.36)	$1.40	$(0.92)	$(2.06)

Weighted average number of common shares outstanding – basic	2,491	1,825	2,404	1,823

Diluted income (loss) per common share	$(0.36)	$1.39	$(0.92)	$(2.06)

Weighted average number of common shares outstanding – diluted	2,491	1,829	2,404	1,823

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Net income (loss)	$(886)	$2,552	$(2,221)	$(3,753)
Amortization of pension gain	-	1	-	3
Comprehensive income (loss)	$(886)	$2,553	$(2,221)	$(3,750)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended October 30, 2021
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of July 31, 2021	3,903	(1,410)	$39	$359,016	$(230,170)	$(2,007)	$(114,198)	$12,680
Net income	-	-	-	-	-	-	(886)	(886)
Issuance of warrants	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-
Common stock issued- Director grants	-	-	-	-	-	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	84	-	-	-	84
Balance as of October 30, 2021	3,903	$(1,410)	$39	$359,100	$(230,170)	$(2,007)	$(115,084)	$11,878

	Thirty-nine Weeks Ended October 30, 2021
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(2,221)	(2,221)
Issuance of warrants	138	-	2	-	(1)	-	-	1
Sales of shares, net of expense	417	-	4	12,227	-	-	-	12,231
Exercise of stock options	2	-	-	51	-	-	-	51
Common stock issued- Director grants	9	-	-	184	-	-	-	184
Amortization of unearned compensation/restricted stock amortization	-	-	-	143	-	-	-	143
Balance as of October 30, 2021	3,903	(1,410)	$39	$359,100	$(230,170)	$(2,007)	$(115,084)	$11,878

	Thirteen Weeks Ended October 31, 2020
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of August 1, 2020	3,236	(1,410)	$32	$346,457	$(230,169)	$(1,473)	$(115,276)	$(429)
Net Loss	-	-	-	-	-	-	2,552	2,552
Other comprehensive income	-	-	-	-	-	3	-	3
Amortization of unearned compensation/restricted stock amortization	-	-	-	13	-	-	-	13
Balance as of October 31, 2020	3,236	$(1,410)	$32	$346,470	$(230,169)	$(1,470)	$(112,724)	$2,139

	Thirty-nine Weeks Ended October 31, 2020
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(3,753)	(3,753)
Other comprehensive income	-	-	-	836	-	9	-	845
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Amortization of unearned compensation/restricted stock amortization	-	-	-	298	-	-	-	298
Balance as of October 31, 2020	3,236	$(1,410)	$32	$346,470	$(230,169)	$(1,470)	$(112,724)	$2,139

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020
OPERATING ACTIVITIES:
Net loss	$(2,221)	$(3,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,064	783
Amortization of intangible assets	732	771
Stock-based compensation	327	296
Amortization of ROU asset	458	424
Amortization of warrant interest	191	-
Interest on long term debt	570	-
Change in cash surrender value	(557)	(84)
Reversal of ASC 740 liability	-	(3,545)
Forgiveness of PPP Loan	(1,963)	-
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	150	1,695
Merchandise inventory	(5,732)	(9,367)
Prepaid expenses and other current assets	(196)	2,531
Other long-term assets	268	-
Accounts payable	(2,150)	679
Accrued expenses and other current liabilities	236	(5,295)
Other long-term liabilities	(1,166)	(407)
Net cash used in operating activities	(9,990)	(15,272)

INVESTING ACTIVITIES:
Purchases of fixed assets	(1,046)	(935)
Proceeds from sale of fye business	-	11,779
Net cash provided by (used in) investing activities	(1,046)	10,844

FINANCING ACTIVITIES:
Proceeds from short term borrowings	5,858	8,483
Proceeds from long term borrowings	-	4,581
Proceeds from issuance of warrants	-	836
Proceeds from PPP loan	-	2,018
Proceeds from stock offering	12,231	-
Proceeds from exercise of stock options	51	-
Payments of PPP loan	(76)	-
Issuance of director deferred shares and RSUs	-	235
Payment of long term borrowings	(1,600)	-
Payment of short term borrowings	(6,339)	(13,149)
Net cash provided by financing activities	10,125	3,004

Net increase (decrease) in cash, cash equivalents, and restricted cash	(911)	(1,424)
Cash, cash equivalents, and restricted cash, beginning of period	6,555	8,852
Cash, cash equivalents, and restricted cash, end of period	$5,644	$7,428

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 30, 2021 and October 31, 2020
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

The Company incurred a net loss of $2.2 million and $3.8 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.  The decrease in the net loss was primarily attributable to an increase in net revenue and lower SG&A expenses, as well as the forgiveness of the PPP Loan discussed below. In addition, the Company has an accumulated deficit of $115.1 million as of October 30, 2021 and net cash used in operating activities for the thirty-nine weeks ended October 30, 2021 was $10.0 million. Net cash used in operating activities for the thirty-nine weeks ended October 31, 2020 was $15.3 million.

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

The unaudited condensed consolidated financial statements for the thirty-nine weeks ended October 30, 2021 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. The ability of the Company to meet its liabilities is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 7 in the interim condensed consolidated financial statements.

As of October 30, 2021, we had cash and cash equivalents of $1.8 million, net working capital of $20.6 million, and outstanding borrowings on our revolving credit facility of $5.9 million, as further discussed below.

As of January 30, 2021, the Company had borrowings of $6.3 million under the Credit Facility. As of October 30, 2021 and October 31, 2020, the Company had no outstanding letters of credit. The Company had $6.8 million and $3.8 million available for borrowing under the Credit Facility as of October 30, 2021 and October 31, 2020, respectively.

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

Credit Facility
On February 20, 2020, the Company and Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “Credit Facility”). The Company borrowed $3.3 million under the Credit Facility in order to satisfy the remaining obligations of the Company under its previous credit facility.

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

On September 17, 2021, the Company and Kaspien Inc. entered into Amendment No. 3 to Loan and Security Agreement (the “Third Amendment”), pursuant to which the parties thereto amended the Loan Agreement. Pursuant to the Third Amendment, among other things, (i) the maturity of the credit facility has been extended to February 20, 2024, and the early termination fees have been accordingly reset; (ii) the LIBOR floor has been reduced to 1.00%; (iii) up to $4,000,000 of acquisitions are now allowed without Eclipse’s consent, subject to satisfaction of various conditions, including the Company having a trailing twelve month fixed charge coverage ratio of 1.20x and Excess Availability greater than the greater of (x) 20% of the average Borrowing Base for each 30 day period immediately prior to, and pro forma for, the purchase and (y) $1,500,000.

As of October 30, 2021, the Company had borrowings of $5.9 million under the Credit Facility. The Company had $6.8 million available for borrowing as of October 30, 2021.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien Inc. with a scheduled maturity date of May 22, 2023. During the thirteen-weeks ended October 30, 2021, the Company received proceeds of $1.6 million related to the settlement of an insurance claim which was used to pay down the Subordinated Loan. On September 17, 2021, the Loan Parties entered into Amendment No. 1 to Subordinated Loan and Security Agreement which extended the maturity of the loan to March 31, 2024. As of October 30, 2021, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, in conjunction with the Subordinated Loan Agreement, the Company issued warrants to purchase up to 244,532 shares of common stock with an aggregate grant date fair value of $0.8 million recorded as a discount to the Subordinated Loan Agreement, $0.5 million of which was unamortized as of January 30, 2021. As of October 30, 2021, 5,126 warrants remain outstanding.

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

Index
Also during the third quarter of 2021, the Company experienced increased inventory stock outs due to freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand for goods being sold on ecommerce marketplaces. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 30, 2021 contained in the Company’s Annual Report on Form 10-K filed April 30, 2021.  The results of operations for the thirty-nine weeks ended October 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2022.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 30, 2021.  In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for the thirteen-week periods ended October 30, 2021 and October 31, 2020 were $4.6 million and $5.7 million, respectively. Commission fees for the thirty-nine week periods ended October 30, 2021 and October 31, 2020 were $15.6 million and $16.6 million respectively.

Index
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

Index
Identifiable intangible assets as of October 30, 2021 consisted of the following (amounts in thousands):

	October 30, 2021
	Weighted Average Amortization Period (in months)	Original Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount

Technology	60	$6,700	$2,587	$4,113	$-
Trade names and trademarks	60	3,200	-	3,200	-
		$9,900	$2,587	$7,313	$-

The changes in net intangibles and goodwill from January 30, 2021 to October 30, 2021 were as follows:

(amounts in thousands)	January 30, 2021	Impairment Expense	Amortization Expense	October 30, 2021

Amortized intangible assets:
Technology	$259	$-	$259	$-
Trade names and trademarks	473	-	473	-
Net amortized intangible assets	$732	$-	$732	$-

Amortization expense of intangible assets for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 consisted of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Amortized intangible assets:
Technology	$65	$97	$259	$291
Trade names and trademarks	153	160	473	480
Total amortization expense	$218	$257	$732	$771

As of October 30, 2021, the intangible assets are fully amortized.

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended October 30, 2021 and October 31, 2020 was $0.6 million and $0.5 million, respectively.
Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $1.8 million and $1.5 million, respectively.

Index
Note 6. Restricted Cash

As a result of the death of its former Chairman, the Company holds $3.9 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $2.7 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of October 30, 2021.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents	$1,754	$1,809	$2,396
Restricted cash	3,890	4,746	5,032
Total cash, cash equivalents and restricted cash	$5,644	$6,555	$7,428

Note 7.  Debt

Credit Facility
On February 20, 2020, the Company and Kaspien Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a three-year, secured revolving credit facility (the “Credit Facility”). Concurrent with the sale of the fye business, the Company borrowed $3.3 million under the Credit Facility to satisfy the remaining obligations of the Company under its previous credit facility.

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

On September 17, 2021, the Company and Kaspien Inc. entered into Amendment No. 3 to Loan and Security Agreement (the “Third Amendment”), pursuant to which the parties thereto amended the Loan Agreement. Pursuant to the Third Amendment, among other things, (i) the maturity of the credit facility has been extended to February 20, 2024, and the early termination fees have been accordingly reset; (ii) the LIBOR floor has been reduced to 1.00%; (iii) up to $4,000,000 of acquisitions are now allowed without Eclipse’s consent, subject to satisfaction of various conditions, including the Company having a trailing twelve month fixed charge coverage ratio of 1.20x and Excess Availability greater than the greater of (x) 20% of the average Borrowing Base for each 30 day period immediately prior to, and pro forma for, the purchase and (y) $1,500,000.

As of October 30, 2021, the Company had borrowings of $5.9 million under the Credit Facility. The Company had $6.8 million available for borrowing as of October 30, 2021. As of October 30, 2021, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien Inc. with a scheduled maturity date of May 22, 2023. On September 17, 2021, the Loan Parties entered into Amendment No. 1 to Subordinated Loan and Security Agreement which extended the maturity of the loan to March 31, 2024. As of October 30, 2021, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet. As of October 30, 2021, unamortized debt issuance costs of $0.1 million are included in “Long-term Debt” on the unaudited condensed consolidated balance sheet.

Interest on the Subordinated Loan accrues, subject to certain terms and conditions under the Subordinated Loan Agreement, at the rate of twelve percent (12.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Subordinated Loan.

Index
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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of common stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.5 million of which was unamortized as of October 30, 2021. As of October 30, 2021, 5,126 warrants remain outstanding.

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
Compensation expense related to the grant of stock options recognized in the thirty-nine weeks ended October 30, 2021 was $0.1 million. In addition, compensation expense of $0.2 million related to the grant of restricted shares was recognized in the thirty-nine weeks ended October 30, 2021. Total compensation expense recognized in the thirty-nine weeks ended October 31, 2020 was $0.3 million.

Equity awards authorized for issuance under the New Plan total 250,000.  As of October 30, 2021, of the awards authorized for issuance under the Stock Award Plans, 141,713 share-based awards were granted and are outstanding, 34,152 of which were vested and exercisable.  Shares available for future grants of options and other share-based awards under the New Plan at October 30, 2021 were 102,509.

Index
The following table summarizes stock award activity during the thirty-nine weeks ended October 30, 2021:

	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards	Weighted Average Grant Fair Value
Balance January 30, 2021	133,356	$20.41	7.3	-	$-
Granted	6,637	25.69	9.8	43,000	19.24
Forfeited	(6,977)	10.04	9.0	-
Canceled	(28,900)	53.29	-	-	-
Exercised	(2,403)	7.12	9.0	(3,000)	20.41
Balance October 30, 2021	101,713	$12.44	8.4	40,000	$18.98
Exercisable October 30, 2021	34,152	$18.88	7.5	-	$-

As of October 30, 2021, the intrinsic value of stock awards outstanding was $0.6 million and the intrinsic value of stock awards exercisable was $195,000.

Note 9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan.   For the thirteen and thirty-nine weeks ended October 30, 2021, comprehensive loss consists of net loss. For the thirteen and thirty-nine weeks ended October 31, 2020, comprehensive Loss consists of net loss and the amortization of pension gains associated with Company’s defined benefit.

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  During the thirty-nine weeks ended October 30, 2021, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2021.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Interest cost	$63	$89	$189	$266
Amortization of net gain(1)	-	(3)	-	(9)
Net periodic pension cost	$63	$86	$189	$257

(1)   The amortization of net gain is related to a director retirement plan previously provided by the Company.

Index
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

For the thirteen-week period ended October 30, 2021 and the thirty-nine week periods ended October 30, 2021 and October 31, 2020, the impact of all outstanding stock awards was not considered because the Company reported net losses in those periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirty-nine weeks ended October 30, 2021 and thirteen and thirty-nine weeks ended October 31, 2020 were approximately 17,762 shares for both periods.

For the thirteen-week period ended October 31, 2020, the dilutive effect of employee stock options was 4,000 shares.

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

On August 9, 2021, Vijuve filed a motion to dismiss Kaspien’s counterclaims.  On September 3, 2021, Kaspien filed a motion for judgment on the pleadings that seeks to dismiss Vijuve’s complaint.  On October 22, 2021, the Court denied the motion. It also denied Vijuve’s attempt to dismiss the Company’s counterclaims. A scheduling conference has been scheduled for December 16, 2021. With the resolution of the motions currently pending, the impact on Kaspien (if any) is not presently known.

Index
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
October 30, 2021 and October 31, 2020

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

Cost of Sales and Gross Profit:  Gross profit is calculated based on the cost of product in relation to its retail selling value. Changes in gross profit are impacted primarily by net revenues levels, mix of products sold, obsolescence, distribution costs and Amazon fulfillment fees.

Index
Gross Merchandise Value (“GMV”): The total value of merchandise sold over a given time period through a customer-to-customer exchange site. It is the measurement of merchandise value sold across all channels and partners within our platform.

Selling, General and Administrative (“SG&A”) Expenses:  Included in SG&A expenses are payroll and related costs, third party commissions, general operating and overhead expenses and depreciation charges.

Balance Sheet and Ratios:  The Company views cash and working capital (current assets less current liabilities) as relevant indicators of its financial position.  See Liquidity and Cash Flows section for further discussion of these items.

RESULTS OF OPERATIONS
Thirteen and Thirty-nine Weeks Ended October 30, 2021
Compared to the Thirteen and Thirty-nine Weeks Ended October 31, 2020

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	October 30, 2021	October 31, 2020	$	%	October 30, 2021	October 31, 2020	$	%

Net Revenue	$32,172	$38,913	$(6,741)	-17.3%	$107,680	$112,799	$(5,119)	-4.5%

Gross profit	8,004	9,601	(1,597)	-16.6%	26,636	28,204	(1,568)	-5.6%
% to sales	24.9%	24.7%			24.7%	25.0%

Net Revenue. Net revenue was $32.2 million for the thirteen weeks ended October 30, 2021, a 17.3% decrease from the comparable prior year period. The decrease in net revenue was primarily attributable to ongoing supply chain challenges in the FBA US Segment. Total Active Partner count as of October 30, 2021 was 781, including 628 retail partners and 153 subscription partners.

Net revenue was $107.7 million for the thirty-nine weeks ended October 30, 2021, a 4.5% decrease from the comparable prior year period.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.5% of net revenue in the thirteen weeks ended October 30, 2021. For the thirteen weeks ended October 30, 2021, Net revenue from non-Amazon marketplaces increased to 1.7% of net revenue from 0.6% of net revenue in the comparable period from the prior year. The increase was attributable to Target, Walmart and Other Marketplaces. Subscriptions & Other share of net revenue increased to 1.5% of net revenue during the thirteen weeks ended October 30, 2021.  The increase was attributable to a 14.9% increase in Subscription GMV flowing through the platform Amazon Marketplace. Subscription GMV represented 47.3% of total GMV during the thirteen weeks ended October 30, 2021. For the same period, total GMV decreased 5.0% compared to the thirteen weeks ending October 31, 2020 due to a 17.8% decline in Retail GMV.  The following table sets forth net revenue by marketplace as a percentage of total net revenue:

Index
	Thirteen weeks ended					Thirty-nine weeks ended
	October 30, 2021		October 31, 2020		Change	October 30,2021		October 31, 2020		Change
Amazon US	$30,423	94.6%	$36,221	93.1%	-16.0%	$100,581	93.4%	$106,369	94.3%	-5.4%
Amazon International	738	2.3%	2,078	5.3%	-65.5%	4,295	4.0%	5,076	4.5%	-15.4%
Other Marketplaces	543	1.7%	240	0.6%	126.5%	1,428	1.3%	564	0.5%	153.2%
Subtotal Retail as a Service	31,704	98.5%	38,524	99.0%	-17.7%	106,304	98.7%	112,009	99.3%	-5.1%
Subscriptions	468	1.5%	389	1.0%	20.4%	1,375	1.3%	790	0.7%	74.1%
Net revenue	$32,172	100.0%	$38,913	100.0%	-17.3%	$107,679	100.0%	$112,799	100.0%	-4.5%

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	October 30, 2021	October 30, 2020	$	%	October 30, 2021	October 30, 2020	$	%

Merchandise margin	$14,653	$17,978	$(3,325)	-18.5%	$49,309	$51,879	$(2,570)	-5.0%
% of net revenue	45.5%	46.2%	-0.7%		45.8%	46.0%	-0.2%

Fulfillment fees	(4,375)	(6,479)	2,104	-32.5%	(16,218)	(18,343)	2,125	-11.6%
Warehousing and freight	(2,274)	(1,898)	(376)	19.8%	(6,455)	(5,332)	(1,123)	21.1%
Gross profit	$8,004	$9,601	$(1,597)	-16.6%	$26,636	$28,204	$(1,568)	-5.6%

% of net revenue	24.9%	24.7%			24.7%	25.0%

Gross profit was $8.0 million for the thirteen weeks ended October 30, 2021, as compared to $9.6 million for the comparable prior year period. The decrease in gross profit was primarily attributable to a reduction in net revenue on the Amazon US Platform. Gross profit as a percentage of net revenue was 24.9%, as compared to 24.7% for the thirteen weeks ended October 31, 2020. Merchandise margin for the thirteen- week period ending October 30, 2021 was 45.5% as compared to 46.2% for the comparable prior year period. The decline in merchandise margin rate was offset by the leveraging of Fulfillment fees and Warehousing and freight expenses.

Gross profit for the thirty-nine weeks ended October 30, 2021 was $26.6 million, or 24.7% of net revenue, as compared to $28.2 million, or 25.0% of net revenue for the comparable prior year period as increased net revenue was offset by higher warehousing and freight expenses.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Thirty-Nine Weeks Ended		Change
(amounts in thousands)	October 30, 2021	October 31, 2020	$	%	October 30, 2021	October 31, 2020	$	%

Selling expenses	$4,580	$5,710	$(1,130)	-19.8%	$15,571	$16,578	$(1,007)	-6.1%
General and administrative expenses	5,438	4,503	935	20.8%	15,315	17,909	(2,594)	-14.5%
Total SG&A expenses	$10,018	$10,213	$(195)	-1.9%	$30,886	$34,487	$(3,601)	-10.4%

As a % of total revenue	31.1%	26.2%			28.7%	30.6%

For the thirteen weeks ended October 30, 2021, SG&A expenses decreased $0.2 million or 1.9%.   The decrease in SG&A expenses was due to a $1.1 million decrease in selling expenses related to the decline in net revenue.

Index
Consolidated depreciation and amortization expense for the thirteen weeks ended October 30, 2021 was $0.6 million as compared to $0.5 million for the comparable prior year period.

For the thirty-nine weeks ended October 30, 2021, SG&A expenses decreased $3.6 million or 10.4%.  The decrease in SG&A expenses was due to a $1.0 million decrease in selling expenses related to the decline in net revenue and a $2.6 million decline in General and administrative expenses.

Consolidated depreciation and amortization expense for the thirty-nine weeks ended October 30, 2021 was $1.8 million as compared to $1.6 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.4 million for the thirteen weeks ended October 30, 2021, the same level as the thirteen weeks ended October 31, 2020.

Interest expense was $1.5 million for the thirty-nine weeks ended October 30, 2021 compared to $1.0 million for the thirty-nine weeks ended October 31, 2020.  The increase in interest expense was due to increased long-term borrowings.  See Note 7 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Other Income.  During the thirteen-weeks ended October 30, 2021, the Company recognized income of $1.6 million related to the settlement of an insurance claim.

On June 15, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during the thirty-nine week period ended October 31, 2021.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets. As a result, there were insignificant tax expense amounts recorded during the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020.

Net income (loss). Net loss for the thirteen weeks ended October 30, 2021 was $0.9 million as compared to net income of $2.6 million for the comparable prior year period.

The net loss for the thirty-nine weeks ended October 30, 2021 was $2.2 million as compared to $3.8 million for the comparable prior year period.

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

Index
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

The unaudited condensed consolidated financial statements for the thirty-nine weeks ended October 30, 2021 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the next 12 months, management believes that the Company’s existing liquidity will be adequate to fund its working capital needs. The ability of the Company to meet its liabilities is dependent on continued improved profitability and the other factors set forth in the preceding paragraph. Management anticipates any cash requirements due to a shortfall in cash from operations will be funded by the Company’s revolving credit facility, as discussed in note 7 in the interim condensed consolidated financial statements.

Index

The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirty-Nine Weeks Ended		Change
	(amounts in thousands)		October 30, 2021	October 31, 2020	$
	Operating Cash Flows		$(9,990)	$(15,272)	$5,282
	Investing Cash Flows		(1,047)	10,884	(11,931)
	Financing Cash Flows		10,125	3,004	7,121

	Capital Expenditures(1)		(1,047)	(935)	(112)

	Cash, Cash Equivalents, and Restricted Cash	(2)	5,644	7,428	(1,784)
	Merchandise Inventory (2)		30,248	27,204	3,044

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$1,754	$2,396
	Add: restricted cash		3,890	5,032

	Cash, cash equivalents, and restricted cash		$5,644	$7,428

Cash used in operations was $10.0 million for the thirty-nine weeks ended October 30, 2021, primarily due to net loss of $2.2 million, net of the PPP forgiveness of $1.9 million, a $2.2 million decrease in accounts payable and a $5.7 million increase in inventory.

Cash used in investing activities was $1.0 million for the thirty-nine weeks ended October 30, 2021, which consisted entirely of capital expenditures.  Cash provided by investing activities was $10.9 million for the thirty-nine weeks ended October 30, 2021, which primarily consisted of proceeds from the sale of the fye business, partially offset by capital expenditures of $0.9 million.

Cash provided by financing activities was $10.1 million for the thirty-nine weeks ended October 30, 2021.  The primary source of cash was an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The net proceeds of the offering were approximately $12.2 million.  The Company used $6.3 million of the proceeds to pay down its Credit Facility. Cash provided by financing activities was $3.0 million for the thirty-nine weeks ended October 31, 2020.  The primary source of cash was borrowings under the Credit Facility of $8.5 million, the Subordinated Loan Agreement of $5.2 million and borrowings from the Payroll Protection Program of $2.0 million, partially offset by the payoff of the previous credit facility of $13.1 million.

Capital Expenditures.  During the thirty-nine weeks ended October 30, 2021, the Company made capital expenditures of $1.0 million. The Company currently plans to spend approximately $1.5 million for capital expenditures during fiscal 2021.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended January 30, 2021 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements.  In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for the 13-week period ended October 30, 2021 were $5.1 million and commission fees of $6.3 million were reclassified for the 13-weeks ended October 31, 2020. Commission fees for the 26-week period ended October 30, 2021 were $11.0 million and commission fees of $10.9 million were reclassified for the 26-weeks ended October 31, 2020.

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

Item 4 – Controls and Procedures

  (a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 30, 2021, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Index
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

On August 9, 2021, Vijuve filed a motion to dismiss Kaspien’s counterclaims. On September 3, 2021, Kaspien filed a motion for judgment on the pleadings that seeks to dismiss Vijuve’s complaint.  On October 22, 2021, the Court denied the motion.  It also denied Vijuve’s attempt to dismiss the Company’s counterclaims. A scheduling conference has been scheduled for December 16, 2021. With the resolution of the motions currently pending, the impact on Kaspien (if any) is not presently known.

Item 1A – Risk Factors
Risks relating to the Company’s business and common stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Item 6 – Exhibits

(A) Exhibits - Exhibit No.	Description
10.1	Amendment No. 3 to Loan and Security Agreement dated September 17, 2021 - incorporated by reference to Exhibit 10.1 to the Company's Form 8-K. Filed on September 20, 2021. Commission File No. 0-14818.

10.2	Amendment No. 1 to Subordinated Loan and Security Agreement dated September 17, 2021 - incorporated by reference to Exhibit 10.2 to the Company's Form 8-K Filed on September 20, 2021. Commission File No. 0-14818.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KASPIEN HOLDINGS INC.

December 14, 2021	By: /s/ Kunal Chopra
Kunal Chopra
Chief Executive Officer
(Principal Executive Officer)

December 14, 2021	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)