Form 10-K
period 2022-01-29
Kaspien Holdings Inc.
filed 2022-04-29
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 29, 2022
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

As of August 1, 2021, the last business day of the Company’s most recently completed second fiscal quarter, 2,492,568 shares of the registrant’s Common Stock were issued and outstanding.  The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on August 1, 2021, was $23.7 million. As of April 15, 2022, there were 2,492,568 shares of Common Stock issued and outstanding.

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

The information required by Part III of this annual report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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
•    continued revenue declines;
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
•    the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Annual Report on Form 10-K

The reader should keep in mind that any forward-looking statement made by us in this document, or elsewhere, pertains only as of the date on which we make it. New risks and uncertainties come up from time-to-time and it is impossible for us to predict these events or how they may affect us. Considering these risks and uncertainties, you should keep in mind that any forward-looking statements made in this report or elsewhere might not occur.

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

Company Background

Kaspien Holdings Inc. (f/k/a Trans World Entertainment Corporation) (“Kaspien”), which, together with its consolidated subsidiaries, is referred to herein as the “Company”, “we”, “us” and “our”, was incorporated in New York in 1972.  We own 100% of the outstanding Common Stock of Kaspien Inc. See below for additional information.

Kaspien provides a platform of software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart and Target, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies and mutually beneficial partnerships.

We are guided by 5 core principles:
•	We are partner obsessed. Our customers are our partners. Every decision is focused on building mutually beneficial relationships that deliver results.
•	We are insights driven. We make data actionable. Our curiosity drives us to discover opportunities early and often.
•	We create simplicity. We challenge the status quo. We take the complicated and simplify it.
•	We take ownership. We make things happen. We hold ourselves accountable and have a bias for action.
•	We empower each other. We welcome and learn from diverse experiences. Our empathy ignites innovation and empowers meaningful change.

Business Overview
Kaspien’s mission is to accelerate partner brand growth on today’s leading online marketplaces. Our vision is to become a global leader in the brand accelerator industry by improving partner efficiency and profitability. Our marketplace as a service (“MaaS”) approach consists of delivering technology-enabled services to our partners, including software and associated support services. Our primary focus marketplaces are Amazon US, Amazon CA, Amazon DE and Amazon EU (including UK), with additional service and support available for Target+ and Walmart marketplaces.

Kaspien leverages its 13 years of ecommerce and online brand management experience to provide tech-enabled, partner-specific recommendations—resulting in a clear plan of action, pricing, and timeline. Our team of ecommerce experts use internal and external software to deliver insights and results in the areas of listing creation, content optimization, paid advertising, campaign management and supply chain / logistical support.

Our MaaS business delivers blended contribution margin across retail and agency models. This marketplace growth platform allows for a diversified go-to-market approach, enabling economies of scale for multiple operations.

•
Retail business model: We buy inventory and use our expertise, technology, and services to generate revenue through marketplace transactions. Kaspien provides account management, brand communications, listings management, data reporting, joint business planning and comprehensive marketing support services. Our target partners are enterprise-level and other large growth brands, and derive margin based on pricing.

•
Agency business model: We use our expertise, technology, and services to manage our partners’ marketplace presence through channel management with no inventory position. Kaspien provides account management, media planning, media analytics, search strategy, business planning and data reporting support services. Our target partners in this space range from small, first-to-market brands to full-scale, enterprise brands. We derive margin based on a percentage of ad spend, commissions, and/or specific service fees.

Kaspien provides all the software and services required to drive brand growth and achieve a brand’s goals on Amazon, Walmart, and Target through multiple business models—namely, Retail and Agency services. We are a technology enabled services company built for marketplace growth. A high-level visualization of our business model is shown in Figure 1 below.

Partners
Kaspien views all brand customers of our platform as partners. Our partners include brands, suppliers, distributors, liquidators, and affiliates such as venture capital firms and marketing agencies, as well as other industry brand aggregators. Our market sectors include but are not limited to: Pets & Sporting Goods, Baby, Tools/Office/Outdoors, and Health & Personal Care. In fiscal 2021, these top categories made approximately 70% of our total revenue. To accelerate the growth of our businesses, we have defined an operating model by segmenting our businesses into a portfolio of brands by category, which is run by a single-threaded leader or Partner Success Manager. Each Partner Success Manager is supported by a cross functional team, collectively called a “business POD”.  We organize our operations by category, developing a deep understanding and subject matter expertise in these areas, powering our platform to drive better results across these category focal points.

The Company uses its proprietary data platform to identify brands that would be good strategic fits for its services. We utilize content marketing to strengthen its visibility within the industry. The Company’s public relations efforts consist of press releases, articles in industry publications, and articles on its website to build its brand. In addition, we regularly publish eBooks, blog posts, case studies and webinars. Kaspien also runs advertisements on popular ad platforms such as Google, Facebook, Twitter, and LinkedIn to bring leads into its sales funnels.

Partnership Models
The Kaspien platform can be leveraged and engaged via three primary and distinct business models.

Retail-as-a-Service (“RaaS”): We own inventory. We sell it.
In this model, Kaspien buys inventory and sells it on marketplaces such as Amazon, Walmart, and Target as a third-party seller. Additionally, Kaspien supports private label and dropship integrations with various suppliers and distributors, as well as incubates its own brands. At the end of fiscal 2021, Kaspien had a total of four (4) incubated brands – Jumpoff Jo, Brilliant Bee, Big Betty, and Domestic Corner.

Agency-as-a-Service (“AaaS”): Partner owns inventory. We sell it.
In this model, Kaspien serves as an extension of a partner’s e-commerce team, providing full service in the areas of inventory management, marketing management, creative, brand control, compliance and other marketplace growth services. Kaspien charges a subscription fee and receives a percentage of the revenue generated.

Managed Service (“MS”): Partner owns inventory and sells it.
In this model, Kaspien provides select AaaS services to its partner, such as FBA cost recovery or Amazon advertising management. Kaspien charges retainer and/or receives a percentage of the transaction.

The “Agency as a Service” and “Managed Service” models are collectively called “Subscriptions.” The software products and tech-enabled services that form subscriptions are as follows:
•	Ad management
•	Brand protection and seller tracking

•	Cost recovery and case management
•	Dropship automation
•	Inventory management & supply chain
•	Creative services

As of January 29, 2022, we had 925 total accounts across our portfolio of external brand partners, including over 600 active retail partners and 28 subscriptions partners.

Technology and Integrations

The Company’s marketplace platform is a one stop shop, insights driven platform built on top of more than a decade of marketplace selling data. The platform includes a variety of artificial intelligence powered analysis solutions spanning across brand protection services, logistics and supply chain optimization, automated pricing, advertising marketing management, creative and content services, tax and compliance services, among others. This is all accessible through the Kaspien platform and can be leveraged through a managed service.

The platform uses an insight driven approach to digital marketplace retailing using both proprietary and licensed software. Using data collected from marketplaces, optimal inventory thresholds and purchasing trends are calculated within its advanced inventory management software developed in-house. Kaspien also leverages a combination of proprietary and licensed software related to pricing, advertisement management, marketplace seller tracking and channel auditing.

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

According to the U.S. Census Bureau, total U.S. e-commerce sales in 2021 were $870.8 billion, up +14.2% from 2020. While shoppers returned to physical stores in the back half of 2021 as COVID restrictions eased in various parts of the United States, many shoppers continued to rely on internet retailers for their consumer needs. As a result, e-commerce sales ended the year accounting 13.2% of total sales as compared to 13.6% of total in 2020.

In the United States, we sell on marketplaces that represent greater than 50% of national e-commerce visits and sales (including Amazon.com, Walmart.com, Target.com, Google.com, Sears.com, jet.com, Pricefalls.com, Overstock.com, and Wish.com). Internationally, we sell on marketplaces in the U.K. (Amazon.uk), Germany (Amazon.de), Canada (Amazon.ca).

Competition and Strategic Positioning
Kaspien operates in a category within e-commerce called “Marketplace Growth Software and Services”. Businesses in this category provide services to brands and other sellers to facilitate growth on marketplaces. The market is very fragmented, and most providers are focused on a few focus areas where sellers have support needs. Subcategories in this market include Account and Marketing Services, Supply Chain and Logistics Providers, Manufacturers and Product Suppliers, Legal Services and Accounting, Tax and Financial Services. In the Account and Marketing Services subcategory, services are further divided into retail services and agency services. This is analogous to our business models – Retail as a Service, Agency as a Service and Managed Services.

Kaspien positions itself as a comprehensive and fully customizable offering of software and services tailored towards online marketplace growth. Kaspien’s core focus is on the Account and Marketing Services subcategory and competes in this subcategory with Software Providers, Agencies and Retailers.

Revenue Distribution
Kaspien’s primary source of revenue is through its “Retail as a Service” business, specifically as a third-party seller on the Amazon US marketplace. Retail revenues represented 98.7% of total revenue in fiscal 2021 as compared to 99.2% in fiscal 2020. In fiscal 2021, the share of our retail revenues generated from our Amazon US business was 94.4%, as compared to 94.6% in fiscal 2020. Our international retail business represented 3.9% of retail sales in fiscal 2021 compared to 4.9% in fiscal year 2020. The remaining retail revenue is generated from other marketplaces including Amazon International, Walmart, eBay and Target+.

Kaspien focuses on a broad array of categories, including pets and sporting goods, baby, tools / office / outdoor, health & personal care, and home / kitchen. In fiscal year 2021, these categories represented approximately 81% of our total revenue. Kaspien organizes our operations by category, developing a deep understanding and subject matter expertise in these areas, enabling us to drive better results across these categories.

Human Capital
As of January 29, 2022, the Company employed approximately 141 full-time people. At the end of fiscal 2021, the Company had department heads in the areas of marketing, supply chain, private label, business development, account management, human resources, accounting, FP&A, warehouse operations, compliance, and technology. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

The Company believes that its success depends on the ability to attract, develop, retain and incentivize our existing and new employees, consultants, and key personnel. It also believes that the skills, experience and industry knowledge of its key personnel significantly benefits its operations and performance. The principal purposes of equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to offer a best-in-class employee experience which ultimately increases shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, negative cash flows for operations and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity, or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

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

Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. The Company had one vendor that represented 11.0% of net revenue in fiscal 2021.

Our revenue is dependent upon maintaining our relationship with Amazon and failure to do so, or any restrictions on our ability to offer products on the Amazon Marketplace, could have an adverse impact on our business, financial condition and results of operations.
The Company generates substantially all its revenue through the Amazon Marketplace. Therefore, we depend in large part on our relationship with Amazon for growth. In particular, we depend on our ability to offer products on the Amazon Marketplace. We also depend on Amazon for the timely delivery of products to customers. Any adverse change in our relationship with Amazon, including restrictions on the ability to offer products or termination of the relationship, could adversely affect our continued growth and financial condition and results of operations.

We have substantial indebtedness, which could adversely affect our business.
We have a significant amount of debt and we may continue to incur additional debt in the future. As of January 29, 2022, the Company had borrowings of $10.0 million under our credit facility with Eclipse. We also had borrowings of $4.4 million under our Subordinated Debt facility, with interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount. On March 2, 2022, we incurred an additional $5.0 million under our Subordinated Debt Facility, with interest accruing at the rate of fifteen percent (15%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount. Substantially all of our assets, including the capital stock of Kaspien is pledged to secure our indebtedness.  This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), our industry and the economy at large. In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

The terms of our asset-based revolving credit agreement and subordinated debt agreement impose certain restrictions on us that may impair our ability to respond to changing business and economic conditions, which could have a significant adverse impact on our business. Additionally, our business could suffer if our ability to acquire financing is reduced or eliminated.
On February 20, 2020, Kaspien entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse, as administrative agent, under which the lenders committed to provide up to $25 million in loans under a four-year, secured revolving credit facility (the “Credit Facility”). On March 30, 2020, we entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien.  We subsequently amended the Subordinated Loan to add an additional $5.0 million secured term loan.

Among other things, the Loan Agreement and Subordinated Loan Agreement limit Kaspien’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets. The Loan Agreement also requires Kaspien to comply with a financial maintenance covenant.

The Loan Agreement and Subordinated Loan Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the borrowers and guarantors taken as a whole, the occurrence of an uninsured loss to a material portion of collateral and, in the case of the Credit Facility, failure of the obligations to constitute senior indebtedness under any applicable subordination or intercreditor agreements, including our Subordinated Debt.

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
The Robert J. Higgins TWMC Trust (the “Trust”) owns approximately 28.8% of the outstanding Common Stock and Neil Subin owns approximately 18.1% of the outstanding Common Stock, and as a result each can significantly influence the outcome of most actions requiring shareholder approval. In addition, entities affiliated with each of the Trust and Mr. Subin, as well as one of our directors, Mr. Simpson, and certain of his affiliated entities, collectively hold approximately 51.6% of the outstanding Common Stock, and as a result can control the outcome of most actions requiring shareholder approval.

If all of the outstanding warrants described in “Related Party Transactions” were exercised, Neil Subin and his affiliated entities would own approximately 27.4% of the outstanding Common Stock, and as a result each can significantly influence the outcome of most actions requiring shareholder approval. If all of the outstanding warrants described in “Related Party Transactions” were exercised, entities affiliated with each of the Trust, Mr. Subin, as well as one of our directors, Mr. Simpson, and certain of his affiliated entities, would collectively hold approximately 57.0% of the outstanding Common Stock, and as a result can control the outcome of nearly all actions requiring shareholder approval,

These shareholders entered into a voting agreement (as described in “Related Party Transactions”) and agreed to how their respective shares of the Company’s Common Stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board. Pursuant to the voting agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights.

Entities affiliated with the Trust and Messrs. Marcus and Simpson are also lenders under our subordinated loan and security agreement, have received warrants to purchase shares of the Company’s Common Stock and received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien, each as described in “Related Party Transactions”.  In addition, entities affiliated with Mr. Marcus received an additional CVR representing the contractual right to receive cash payments from the Company in an amount equal to 9.0% of the proceeds received by the Company in respect of certain distributions by the Company or Kaspien; recapitalizations or financings of the Company or Kaspien (with appropriate carve out for trade financing in the ordinary course); repayment of intercompany indebtedness owing to the Company by Kaspien; or sale or transfer of any stock of the Company or Kaspien, as described in “Related Party Transactions”.  As a result, there may be instances in which the interest of Mr. Reickert, the Trust and its affiliated entities, Messrs. Marcus and Subin and their respective affiliated entities, and Mr. Simpson and his affiliated entities may conflict or be perceived as being in conflict with the interest of a holder of our securities or the interest of the Company.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices.
The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included a registered direct offering, the issuance of warrants and the issuance of contingent value rights.

If all of the outstanding warrants were exercised, an additional 325,126 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

Additionally, lenders under our subordinated loan and security agreement, have received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien, each as described in “Related Party Transactions”.  In addition, certain lenders received an additional CVR representing the contractual right to receive cash payments from the Company in an amount equal to 9.0% of the proceeds received by the Company in respect of certain distributions by the Company or Kaspien; recapitalizations or financings of the Company or Kaspien (with appropriate carve out for trade financing in the ordinary course); repayment of intercompany indebtedness owing to the Company by Kaspien; or sale or transfer of any stock of the Company or Kaspien, as described in “Related Party Transactions”.  If events triggering these payments occur, the amount of consideration received by the Company will be reduced, thereby reducing any amounts distributable or attributable to shareholders or their shares.

The issuance of any securities for acquisition or financing efforts, upon exercise of warrants, pursuant to our equity compensation plans, or otherwise may result in a reduction of the market price of the outstanding shares of our common stock. If we issue any such additional securities, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change in control of our Company.

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
Historically, ownership of a significant portion of our outstanding shares of Common Stock has been concentrated in a small number of shareholders. Consequently, our Common Stock has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell our stock or the price at which it can be sold. In addition, future sales of substantial amounts of our Common Stock in the public market by those larger shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and our stock could be difficult for a shareholder to liquidate.

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
Our financial position may be affected by fluctuations in interest rates, as the Credit Facility is subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. As we borrow against our credit facility, a significant increase in interest rates could have an adverse effect on our financial position and results of operations.

The Company is dependent upon access to capital, including bank credit facilities and short-term vendor financing, for its liquidity needs.
The Company must have sufficient sources of liquidity to fund its working capital requirements and indebtedness. The future availability of financing will depend on a variety of factors, such as economic and market conditions, permissibility under our existing financing arrangements, the availability of credit and the Company’s credit rating, as well as the Company’s reputation with potential lenders. These factors could materially adversely affect the Company’s ability to fund its working capital requirements, costs of borrowing, and the Company’s financial position and results of operations would be adversely impacted.

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

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, negative cash flows from operations and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our Credit Facility, balances of cash, cash equivalents and cash generated from operations.

In addition, the continuation of the COVID-19 pandemic and various governmental responses in the United States has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going projects, and unavailability of the employees of the Company or third parties with whom we conduct business, due to illness or quarantines, among others. Our business was negatively impacted by disruptions in our supply chain, which limited our ability to source merchandise, and limits on products fulfillment placed by Amazon. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses in each case on a timely basis or at all. During fiscal 2021, we experienced production and shipment delays for certain of our products that resulted in stock outs on the Amazon marketplace resulting in a decrease of net revenue. During 2021, the global shipping disruption led to substantial increases in supply chain costs and reduced the reliability and timely delivery of our shipping containers. The extent to which COVID-19 could impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions. Possible effects may include, but are not limited to, disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in our operations, shutdowns that may be mandated or requested by governmental authorities, and a decline in the value of our assets, including various long-lived assets.

Item 1B.	UNRESOLVED SEC COMMENTS

None.

Item 2.	PROPERTIES

Corporate Offices and Distribution Center Facility

As of January 29, 2022, we leased the following office and distribution facilities:

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

On April 11, 2019, the plaintiffs voluntarily dismissed their lawsuit. On May 8, 2019, two of the plaintiffs from the dismissed lawsuit filed a similar putative class action in Massachusetts state court (Civ. Act. No. 197CV00331, Mass. Super. Ct. Hampden Cty.), based on the same allegations, but this time seeking to represent only a class of “FYE customers in Massachusetts” who were charged for VIP Backstage Pass Memberships and/or magazine subscriptions. The Company removed that lawsuit back to federal court on June 12, 2019, and then filed a motion to dismiss and/or strike the plaintiff’s class action allegations on June 28, 2019. On February 2, 2021, the court granted the Company’s motion, struck the class action allegations, and dismissed the individual plaintiffs’ claims for lack of jurisdiction. Plaintiffs appealed the court’s decision on February 24, 2021. The parties participated in a mandatory court-annexed mediation session on April 8, 2021. The parties agreed on terms to resolve the matter fully and finally, and the appeal was dismissed without material impact on the financial results of the Company.

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

Retailer Agreement Dispute
On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve is seeking $774,000 in damages. Kaspien denies that it breached the agreement. Moreover, on July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement. Kaspien is seeking at least $229,000 from Vijuve for breach of contract and/or specific performance. A trial on all of the parties’ claims is scheduled for February 21, 2023.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “KSPN.”  As of April 15, 2022, there were 296 shareholders of record.

On March 18, 2021, the Company closed an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds from the offering for general corporate purposes, including working capital to implement its strategic plans focused on brand acquisition, investments in technology to enhance its scalable platform and its core retail business.

On March 2, 2022, the Company issued warrants to purchase up to 320,000 shares of Common Stock to Alimco, subject to adjustment in accordance with the terms of the Warrant, at an exercise price of $0.01 per share. See “Related Party Transactions”.

Dividend Policy: The Company did not pay cash dividends in fiscal 2021 and fiscal 2020. The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed.

Issuer Purchases of Equity Securities during the Quarter Ended January 29, 2022
During the three-month period ended January 29, 2022, the Company did not repurchase any shares under a share repurchase program.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FYE Transaction

Previously, the Company also operated fye, a chain of retail entertainment stores and e-commerce sites, www.fye.com and www.secondspin.com. On February 20, 2020, the Company consummated the sale of substantially all of the assets and certain of the liabilities relating to fye to a subsidiary of 2428391 Ontario Inc. o/a Sunrise Records (“Sunrise Records”) pursuant to an Asset Purchase Agreement dated January 23, 2020, by and among the Company, Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, 2428392 Inc., and Sunrise Records (the “FYE Transaction”).

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

While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, the industry nor our organization has been immune to the impact to our supply chains. During 2021, we have been impacted by COVID-19 pandemic and related global shipping disruption. Together these have led to substantial increases in supply chain costs and has reduced the reliability and timely delivery of such shipping containers. Further, this global shipping disruption is forcing us to increase our inventory on-hand including advance ordering and taking possession of inventory earlier than expected impacting its working capital.

COVID-19 continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. Coupled with continued changes in governmental restrictions and requirements, which continued to vary across the majority of the country, the Company has noticed changes to consumer buying habits, which may have reduced demand for its products. Further, we have increased the sale prices for our products to offset the increased supply chain costs, which has also led to reduced demand for our goods. Reduced demand for our products and increased prices affecting consumer demand generally have also made forecasting more difficult.

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

Fiscal Year Ended January 29, 2022 (“fiscal 2021”)
Compared to Fiscal Year Ended January 30, 2021 (“fiscal 2020”)

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2021 and fiscal 2020 ended January 29, 2022 and January 30, 2021, respectively. Both fiscal 2021 and fiscal 2020 had 52 weeks.

Net Revenue. Net revenue decreased 9.2% to $143.7 million compared to $158.3 million in fiscal 2020. The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 99% of net revenue. Net revenue from Walmart, Target and Other Marketplaces increased to 1.5% in fiscal 2021 from 0.6% in fiscal 2020. Subscriptions and Other share of net revenue increased to 1.3% of net revenue from 0.8% of net revenue in the comparable period from the prior year. The increase was attributable an increase in the number of partners and higher gross merchandise value (“GMV”) of partner revenue flowing through the platform Amazon Marketplace. The following table sets forth net revenue by marketplace as a percentage of total net revenue:

	January 31, 2022	% to Total	January 30, 2021	% to Total	Change
Amazon US	$134,125	93.3%	$148,526	93.8%	$(14,401)
Amazon International	5,576	3.9%	7,646	4.8%	(2,070)
Walmart, Target & Other Marketplaces	2,172	1.5%	884	0.6%	1,288
Subtotal Retail	141,873	98.7%	157,056	99.2%	(15,183)
Subscriptions & Other	1,840	1.3%	1,289	0.8%	551
Total	$143,713	100.0%	$158,345	100.0%	$(14,632)

The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Annual platform GMV for fiscal year 2021 was $271 million as compared to $248 for fiscal 2020. Subscription GMV increased 45% to $120 million or 44.3% of total GMV, compared to $83 million or 33.5% of total GMV in fiscal 2020.

Gross Profit.  Gross profit as a percentage of revenue was 22.8% in fiscal 2021 as compared to 24.9% in fiscal 2020. The decrease in the gross profit rate was primarily due to a decrease in merchandise margin to 44.8% in fiscal 2021 as compared to 46.4% in fiscal 2020 and a $2.0 million increase in warehousing and freight expenses. The following table sets forth a year-over-year comparison of the Company’s gross profit:

			Change
(amounts in thousands)	January 29, 2022	January 30, 2021	$	%

Merchandise margin	$64,410	$73,448	$(9,038)	(12.3)%
% of net revenue	44.8%	46.4%	(1.6)%

Fulfillment fees	(21,655)	(26,046)	4,391	16.9%
Warehousing and freight	(9,982)	(7,986)	(1,996)	(24.9)%
Gross profit	$32,773	$39,416	(6,643)	(16.9)%

% of net revenue	22.8%	24.9%

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			Change
(amounts in thousands)	January 29, 2022	January 30, 2021	$	%

Selling expenses	$20,794	$23,112	$(2,318)	(10.0)%
General and administrative expenses	19,501	19,890	(389)	(2.0)%
Depreciation and amortization expenses	2,096	2,139	(43)	(2.0)%
Total SG&A expenses	$42,391	$45,141	$(2,750)	(6.1)%

As a % of total revenue	29.5%	28.5%

SG&A expenses decreased $2.8 million, or 6.1%, primarily due to a 10.0% reduction in in Selling expenses. The decline in Selling expenses was attributable to the decline in Net revenue. General and administrative expenses decreased $0.4 million.

SG&A expenses as a percentage of net revenue increased to 29.5% as compared to 28.5% in fiscal 2020. The increase in the rate as a percentage of net revenue was primarily due to lost leverage on the general and administrative expenses.

Depreciation and amortization expense. Consolidated depreciation and amortization expense for fiscal 2021 was $2.1 million, the same level as fiscal 2020.

Interest Expense. Interest expense in fiscal 2021 was $1.9 million, compared to interest expense of $1.7 million in fiscal 2020.

Income Tax (Benefit) expense. The following table sets forth a year-over-year comparison of the Company’s income tax expense:

(amounts in thousands)			Change
	January 29, 2022	January 30, 2021	$

Income tax (benefit) expense	$27	$(3,542)	$3,569

Effective tax rate	0.3%	(47.6)%	47.9%

The fiscal 2021 income tax expense includes state taxes.

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

Net Loss. The following table sets forth a year-over-year comparison of the Company’s net loss:

(amounts in thousands)			Change
	January 29, 2022	January 31, 2020	$

Net loss	$(8,031)	$(3,892)	$(4,139)

Net loss as a percentage of Net revenue	(5.6)%	(2.5)%	(3.1)%

Net loss was $8.0 million for fiscal 2021, compared to $3.9 million for fiscal 2020. The increase in net loss was primarily due to lower net revenue and a lower gross margin rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:
The consolidated financial statements for the year ended January 29, 2022 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition the Company as a platform of software and services, the availability of future funding and overcoming the impact of the COVID-19 pandemic.

The audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $8.0 million and $3.9 million for the fiscal 2021 and fiscal 2020, respectively, and has an accumulated deficit of $120.9 million as of January 29, 2022. In addition, net cash used in operating activities during fiscal 2021 was $14.5 million. Net cash used in operating activities during fiscal 2020 was $13.4 million.

There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, negative cash flows from operations and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s primary sources of liquidity are its borrowing capacity under its Credit Facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate Kaspien, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic.

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

On March 2, 2022, the Company amended its subordinated loan pursuant to which the lenders made an additional $5.0 million secured term loan with a scheduled maturity date of March 31, 2024, which is the same maturity date as the existing loans under the Subordinated Loan Agreement.

In addition to the aforementioned current sources of existing working capital, the Company is continuing its efforts to generate additional sales and increase margins. There can be no assurance that any of the initiatives or strategic alternatives will be implemented, successful or consummated.

The following table sets forth a two-year summary of key components of cash flow and working capital:

(amounts in thousands)		2021	2020	2021 vs. 2020
Operating Cash Flows		$(14,534)	$(13,391)	$(1,143)
Investing Cash Flows		(1,431)	10,589	(12,018)
Financing Cash Flows		14,233	505	13,728

Capital Expenditures		(1,431)	(1,190)	(241)

End of Period Balances:
Cash, Cash Equivalents, and Restricted Cash	(1)	4,823	6,555	(1,732)
Merchandise Inventory		30,222	24,515	5,707
Working Capital		16,334	10,762	5,572

(1)	Cash and cash equivalents per Consolidated Balance Sheets	$1,218	$1,809	(591)
	Add: Restricted cash	3,605	4,746	(1,141)
	Cash, cash equivalents, and restricted cash	$4,823	$6,555	(1,732)

During fiscal 2021, cash used in operations was $14.5 million compared to $13.4 million in fiscal 2020. During 2021, cash used in operations consisted primarily of a net loss of $8.0 million, an increase of $4.8 million in inventory and the payment of $2.6 million in accounts payable. During 2020, cash used in operations consisted primarily of a net loss of $3.9 million, an increase of $6.7 million in inventory and the payment of $5.5 million in accounts payable partially offset by a decrease in prepaid expenses and accounts receivables. See the Consolidated Statement of Cash Flows for further detail.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), and accounts payable leverage (accounts payable divided by merchandise inventory). Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise. Inventory turnover in fiscal 2021 and in fiscal 2020 was 4.0 and 5.6, respectively. Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors. The percentage is important in determining the Company’s ability to fund its business. Accounts payable leverage on inventory for Kaspien was 20.7% as of January 29, 2022, compared with 36.3% as of January 30, 2021.

Cash used in investing activities was $1.4 million in fiscal 2021, compared to cash provided by investing activities of $10.6 million in fiscal 2020. During fiscal 2021, cash used in investing activities consisted of $1.4 million in capital expenditures. During fiscal 2020, cash provided by investing activities consisted of proceeds from the sale of the fye business of $11.8 million, partially offset by capital expenditures of $1.2 million.

The Company has historically financed its capital expenditures through borrowings under its revolving credit facility and cash flow from operations. The Company anticipates capital spending of approximately $1.5 million in fiscal 2022.

Cash provided by financing activities was $14.2 million in fiscal 2021, compared to $505,000 in fiscal 2020. In fiscal 2021, the primary source of cash was an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The net proceeds of the offering were approximately $12.2 million. Additional sources of cash included the $10.0 million in proceeds from short term borrowings. The Company used $6.3 million of the proceeds to pay down its Credit Facility. In fiscal 2020, cash provided by financing activities consisted of $6.3 million in proceeds from short term borrowings, $5.1 million in proceeds from long term borrowings, $2.0 million in proceeds from a PPP loan, partially offset by $13.1 million in payment of short-term borrowings

Related Party Transactions.
Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement (as amended), pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to Kaspien with a scheduled maturity date of March 31, 2024, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and Kaspien;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of April 15, 2022, 238,763 warrants were exercised by the Related Party Entities and 5,769 remained outstanding;

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

On March 2, 2022, the Company entered into the following agreements with certain of the Related Parties:

•
An amendment to the Subordinated Loan and Security Agreement, pursuant to which Alimco made an additional $5,000,000.00 secured term loan (the “Additional Subordinated Loan”) with a scheduled maturity date of March 31, 2024, interest accruing at the rate fifteen percent (15.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Additional Subordinated Loan, and secured by a second priority security interest in substantially all of the assets of the Company and Kaspien;

•
Common Stock Purchase Warrant (“Alimco Warrant”), pursuant to which the Company issued warrants to purchase up to 320,000 shares of Common Stock to Alimco, subject to adjustment in accordance with the terms of the Alimco Warrant, at an exercise price of $0.01 per share;

•
Registration Rights Agreement, pursuant to which Alimco has been granted customary demand and piggyback registration rights with respect to the Warrant Shares issued upon exercise of the Alimco Warrant; and

•
Contingent Value Rights Agreement (the “Second CVR Agreement”) pursuant to which Alimco received additional contingent value rights (“Additional CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 9.0% of the proceeds received by the Company in respect of certain distributions by the Company or Kaspien; recapitalizations or financings of the Company or Kaspien (with appropriate carve out for trade financing in the ordinary course); repayment of intercompany indebtedness owing to the Company by Kaspien; or sale or transfer of any stock of the Company or Kaspien.

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

Long-Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. As of January 29, 2022, for the purposes of the asset impairment test, the Company has one asset grouping.

Recently Issued Accounting Pronouncements.

The information set forth above may be found under Notes to Consolidated Statements, Note 2.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under the requirements of a Smaller Reporting Company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Exhibits and financial statement schedules to the Company’s Consolidated Financial Statements are included in Item 15, and the Consolidated Financial Statements follow the signature page to this report and are incorporated herein by reference.

The quarterly results of operations are included herein in Note 13 of Notes to the Consolidated Financial Statements in this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and as of the end of the period covered by this annual report. Changes in personnel and a shortage of staff did result in inadequate oversight over the performance of certain controls and our control activities. However, our disclosure controls and procedures were effective overall, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized, as appropriate, to allow timely decisions regarding required disclosure and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management including the principal executive officer and principal financial officer.

Management’s Report on Internal Control Over Financial Reporting:  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 29, 2022.

Changes in Controls and Procedures: As of January 29, 2022, there have been no changes in the Company’s internal controls over financial reporting that occurred during fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.	OTHER INFORMATION

No events have occurred which would require disclosure under this Item 9B.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2022, which information is incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2022, which information is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2022, which information is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2022, which information is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC on or about May 30, 2022, which information is incorporated by reference.

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

KASPIEN HOLDINGS INC.
Date: April 29, 2022	By:	/s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Brock Kowalchuk		April 29, 2022
(Brock Kowalchuk)	Principal Executive Officer

/s/ Edwin Sapienza	Chief Financial Officer	April 29, 2022
(Edwin Sapienza)	(Principal Financial and Chief Accounting Officer)

/s/ Jonathan Marcus
(Jonathan Marcus)	Director	April 29, 2022

/s/ Michael Reickert
(Michael Reickert)	Director	April 29, 2022

/s/ Tom Simpson
(Tom Simpson)	Director	April 29, 2022

KASPIEN HOLDINGS INC.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaspien Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kaspien Holdings Inc. (“the Company”) as of January 29, 2022 and January 30, 2021, respectively, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the fiscal years ended January 29, 2022 and January 30, 2021, respectively, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, generates negative operating cash flows, and expects continuing losses for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Index
Valuation of inventory costs and reserves

Description of the Critical Audit Matter
As discussed in Note 1 to the financial statements, the Company periodically assess and estimates its allowances and reserves for stagnant, unfulfillable, or obsolete inventory based on current and anticipated demand, customer preference, or market conditions.   As also discussed in Note 1 to the financial statements, the cost of inventory includes certain costs associated with preparation of inventory for resale, including inbound freight and handling costs.  The recognition and evaluation of inventory costs and reserves involves significant complexity and judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions on inventory transactions.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures to evaluate management’s calculation of capitalized inventory costs and reserves included, among other procedures, the following:
•
We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, and measurement of the inventory costs and reserves in considering applicable generally accepted accounting principles.

•
We tested the significant inputs, sampled underlying transactions, and analyzed historical trends and timing of receipts associated with management’s reserve estimates and recognition of inbound costs and inventory in-transit.

•
We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of the inventory valuation, and evaluated the disclosures related to the financial statement impacts of the transactions.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2020.

Spokane, Washington
April 29, 2022

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	January 29, 2022	January 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,218	$1,809
Restricted cash	1,158	1,184
Accounts receivable	2,335	2,718
Merchandise inventory	29,277	24,515
Prepaid expenses and other current assets	649	564
Total current assets	34,637	30,790

Restricted cash	2,447	3,562
Fixed assets, net	2,335	2,268
Operating lease right-of-use assets	2,144	2,742
Intangible assets, net	-	732
Cash surrender value	4,154	3,856
Other assets	965	1,342
TOTAL ASSETS	$46,682	$45,292

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$6,271	$8,894
Short-term borrowings	9,966	6,339
Accrued expenses and other current liabilities	2,362	2,512
Current portion of operating lease liabilities	649	596
Current portion of PPP loan	-	1,687
Total current liabilities	19,248	20,028

Operating lease liabilities	1,608	2,258
PPP loan	-	330
Long-term debt	4,356	5,000
Other long-term liabilities	14,185	16,187
TOTAL LIABILITIES	39,397	43,803

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,902,985 shares and 3,336,576 shares issued, respectively)	39	33
Additional paid-in capital	359,220	346,495
Treasury stock at cost (1,410,417 shares and 1,410,378 shares, respectively)	(230,170)	(230,169)
Accumulated other comprehensive loss	(910)	(2,007)
Accumulated deficit	(120,894)	(112,863)
TOTAL SHAREHOLDERS’ EQUITY	7,285	1,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,682	$45,292

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021

Net revenue	$143,713	$158,345

Cost of sales	110,940	118,929
Gross profit	32,773	39,416

Selling, general and administrative expenses	42,391	45,141
Loss from continuing operations	(9,618)	(5,725)
Interest expense	1,867	1,709
Other income	(3,481)	-
Loss from operations before income tax benefit	(8,004)	(7,434)
Income tax (benefit) expense	27	(3,542)
Net loss	$(8,031)	$(3,892)

Basic and diluted loss per share	$(3.28)	$(2.10)

Weighted average number of shares outstanding - basic and diluted	2,448	1,849

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021

Net loss	$(8,031)	$(3,892)

Pension actuarial gain (loss) adjustment	1,097	(528)
Comprehensive loss	$(6,934)	$(4,420)

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
Balance as of February 1, 2020	3,226	(1,409)	$32	$345,102	$(230,169)	$(1,479)	$(108,971)	$4,515
Net Loss	-	-	-	-	-	-	(3,892)	(3,892)
Pension actuarial loss adjustment	-	-	-	-	-	(528)	-	(528)
Issuance of warrants	-	-	-	836	-	-	-	836
Vested restricted shares	4	(1)	-	(9)	-	-	-	(9)
Common stock issued- Director grants	6	-	-	243	-	-	-	243
Exercise of warrants	101	-	1	-	-	-	-	1
Amortization of unearned compensation/restricted stock amortization	-	-	-	323	-	-	-	323
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(8,031)	(8,031)
Pension actuarial loss adjustment	-	-	-	-	-	1,097	-	1,097
Exercise of warrants	138	-	2	-	(1)	-	-	1
Common stock issued- Director grants	9	-	-	184	-	-	-	184
Exercise of stock options	2	-	-	51	-	-	-	51
Amortization of unearned compensation/restricted stock amortization	-	-	-	263	-	-	-	263
Sale of shares, net of expense	417	-	4	12,227	-	-	-	12,231
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
OPERATING ACTIVITIES:
Net loss	$(8,031)	$(3,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,364	1,111
Amortization of intangible assets	732	1,028
Amortization of right-of-use asset	598	569
Stock based compensation	447	323
Warrant proceeds amortization to interest	232	232
Interest on long term debt	722	542
Reversal of ASC 740 liability	-	(3,545)
Forgiveness of PPP loan	(1,963)	-
Change in cash surrender value	(298)	(503)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	382	1,423
Merchandise inventory	(4,762)	(6,679)
Prepaid expenses and other current assets	(84)	2,761
Other long-term assets	376	571
Accounts payable	(2,622)	(5,458)
Accrued expenses and other current liabilities	(74)	(1,107)
Other long-term liabilities	(1,553)	(767)
Net cash used in operating activities	(14,534)	(13,391)

INVESTING ACTIVITIES:
Purchases of fixed assets	(1,431)	(1,190)
Proceeds from sale of fye business	-	11,779
Net cash provided by (used in) investing activities	(1,431)	10,589

FINANCING ACTIVITIES:
Proceeds from (payments of) long term borrowings	(1,600)	5,063
Proceeds from (payments of) PPP Loan	(76)	2,018
Issuance of director deferred shares and RSUs	-	234
Proceeds from short term borrowings	9,966	6,339
Payments of short-term borrowings	(6,339)	(13,149)
Proceeds from stock offering	12,231	-
Exercise of stock options	51	-
Net cash provided by financing activities	14,233	505

Net decrease in cash, cash equivalents, and restricted cash	(1,732)	(2,297)
Cash, cash equivalents, and restricted cash, beginning of year	6,555	8,852
Cash, cash equivalents, and restricted cash, end of year	$4,823	$6,555
Supplemental disclosures and non-cash investing and financing activities:

Interest paid	$1,535	$463

See Accompanying Notes to Consolidated Financial Statements.

Index
Index to Notes to Consolidated Financial Statements

Note Number and Description

Note No.		Pages No

1.	Nature of Operations and Summary of Significant Accounting Policies	38

2.	Recently Adopted and Issued Accounting Pronouncements	42

3.	Other Intangible Assets	43

4.	Fixed Assets	44

5.	Restricted Cash	44

6.	Debt	44

7.	Leases	45

8.	Shareholders’ Equity	46

9.	Benefit Plans	46

10.	Income Taxes	49

11.	Related Party Transactions	51

12.	Commitments and Contingencies	52

13.	Quarterly Financial Information (Unaudited)	53

14.	Subsequent Events	53

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
While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, the industry nor our organization has been immune to the impact to our supply chains. During 2021, we have been impacted by COVID-19 pandemic and related global shipping disruption. Together these have led to substantial increases in supply chain costs and has reduced the reliability and timely delivery of such shipping containers. Further, this global shipping disruption is forcing us to increase our inventory on-hand including advance ordering and taking possession of inventory earlier than expected impacting its working capital.
COVID-19 continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. Coupled with continued changes in governmental restrictions and requirements, which continued to vary across the majority of the country, the Company has noticed changes to consumer buying habits, which may have reduced demand for its products. Further, we have increased the sale prices for our products to offset the increased supply chain costs, which has also led to reduced demand for our goods. Reduced demand for our products and increased prices affecting consumer demand generally have also made forecasting more difficult.

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

The Company incurred net losses of $8.0 million and $3.9 million for the years ended January 29, 2022 and January 30, 2021, respectively, and has an accumulated deficit of $120.9 million as of January 29, 2022.

The Company experienced negative cash flows from operations during fiscal 2021 and fiscal 2020 and we expect to incur net losses in 2022. As of January 29, 2022, we had cash and cash equivalents of $1.2 million, net working capital of $16.3 million, and outstanding borrowings of $10.0 million on our revolving credit facility, as further discussed below. This compares to $1.8 million in cash and cash equivalents and net working capital of $10.8 million and borrowings of $6.3 million on our revolving credit facility as of January 30, 2021.

The consolidated financial statements for the fiscal year ended January 29, 2022 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index
Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (as subsequently amended, the “Loan Agreement”) with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a four-year, secured revolving credit facility (the “Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the Credit Facility in order to satisfy the remaining obligations of the Company under the previous credit facility.

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

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2021 were $13.7 million. As of January 29, 2022, the Company had no outstanding letters of credit. The Company had $2.1 million available for borrowing under the Credit Facility as of January 29, 2022.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien. Pursuant to an amendment to the Subordinated Loan Agreement, there is a scheduled maturity date of March 31, 2024. As of January 29, 2022, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 15, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during fiscal 2021.

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

Basis of Presentation: The consolidated financial statements consist of Kaspien Holdings Inc., its wholly owned subsidiaries, Kaspien NY, LLC (f/k/a Trans World NY Sub, Inc. (f/k/a Record Town, Inc.) and its subsidiaries, and Kaspien, Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory; valuation of long-lived assets,  income taxes, accounting, retirement plan obligation, and other long-term liabilities that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. In order to conform with industry practice, effective with the first quarter of fiscal year 2021, commission fees from online marketplaces, which were previously reported as cost of goods sold on the consolidated statements of operations, are now included in SG&A expense. Prior periods have been reclassified to conform to the current period presentation. Commission fees for fiscal 2021 and fiscal 2020 were $20.8 million and $23.1 million, respectively.

Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2021 and fiscal 2020 ended January 29, 2022 and January 30, 2021, respectively. Both fiscal years were 52-week periods.

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

Accounts Receivable: Accounts receivable are comprised primarily of receivables due from Amazon. Included in the balance is an allowance of $0.3 million for doubtful accounts.

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, and any adjustments to net realizable value, if market value is lower than cost. The Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. As of January 29, 2022, the Company recorded an obsolescence reserve of $0.8 million. The cost of inventory also includes certain costs associated with the preparation of inventory for resale, including distribution center costs and freight. As of January 29, 2022, the Company had recorded capitalized freight of $2.7 million.

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

Commitments and Contingencies: The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company (see Note 12).

Revenue Recognition:

Retail Sales
Retail revenue is primarily related to the sale of goods to customers. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon shipment to the customer. Additionally, estimated sales returns are calculated based on expected returns.

Agency as a service
Agency as a service revenue is primarily commission fees for services paid on a periodic basis with an additional fee based on percentage of gross merchandise value generated. The commissions earned from these arrangements are recognized when the services are rendered on a periodic basis with additional fees recognized as revenue is generated.

Software as a service
Software as a service revenue primarily includes a subscription fee with an additional fee based on a percentage of gross merchandise value generated. The subscription fee earned from these arrangements are recognized when the services are rendered on a periodic basis with additional fees recognized as revenue is generated.

Cost of Sales: In addition to the cost of product, the Company includes in cost of sales those costs associated with purchasing, receiving, shipping, online marketplace fulfillment fees, and inspecting and warehousing product. Cost of sales further includes the cost of obsolescence.

Selling, General and Administrative Expenses (SG&A): Included in SG&A expenses are commissions, payroll and related costs, professional fees, general operating and overhead expenses and depreciation and amortization charges. Selling, general and administrative expenses also include miscellaneous income and expense items, other than interest.

Lease Accounting: Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options. Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying asset

Advertising Costs: Advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Advertising costs primarily consist of Amazon marketing expenses which were $2.2 million and $1.4 million in fiscal 2021 and fiscal 2020, respectively.

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

Comprehensive Loss: Comprehensive loss consists of net loss and a pension actuarial gain (loss) adjustment that is recognized in other comprehensive loss (see Note 9).

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

Loss Per Share: Basic and diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. During fiscal 2021 and fiscal 2020, the impact of all outstanding stock awards was not considered because the Company reported a net loss and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share for fiscal 2021 and fiscal 2020 was the same. Total anti-dilutive stock awards for each of fiscal 2021 and fiscal 2020 were approximately 86,000 and 130,000, respectively.

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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards. The Company had no Level 3 financial assets or liabilities as of January 29, 2022 or as of January 30, 2021.

Segment Information:

The Company operates as a single reporting segment.

Note 2. Recently Adopted and Issued Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. The Company’s exposure to LIBOR rates includes its credit facility. The amendments are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

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

The Company continues to amortize technology, and trade names and trademarks that have finite lives.

Identifiable intangible assets as of January 29, 2022 consisted of the following:

(amounts in thousands)	January 29, 2022
	Weighted Average Amortization Period (in months)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	60	$6,700	$4,113	$2,587	-
Trade names and trademarks	60	3,200	3,200	-	-
		$9,900	$7,313	$2,587	$-

The changes in net intangibles from January 30, 2021 to January 29, 2022 were as follows:

(amounts in thousands)	January 30, 2021	Amortization	January 29, 2022

Amortized intangible assets:
Technology	$259	$259	$-
Trade names and trademarks	473	473	-
Net amortized intangible assets	$732	$732	$-

The changes in net intangibles from February 1, 2020 to January 30, 2021 were as follows:

(amounts in thousands)	February 1, 2020	Amortization	January 30, 2021

Amortized intangible assets:
Technology	$647	$388	$259
Trade names and trademarks	1,113	640	473
Net amortized intangible assets	$1,760	$1,028	$732

As of October 30, 2022, the intangible assets were fully amortized.

Index
Note 4. Fixed Assets

Fixed assets consist of the following:

	January 29, 2022	January 30, 2021
(amounts in thousands)
Capitalized software	$4,601	$3,721
Fixtures and equipment	946	395
Leasehold improvements	45	45
Total fixed assets	5,592	4,161
Allowances for depreciation and amortization	(3,257)	(1,893)
Fixed assets, net	$2,335	$2,268

Depreciation expense included in fiscal 2021 and fiscal 2020 SG&A expenses within the Consolidated Statements of Operations were $1.4 million and $1.1 million, respectively.

Note 5. Restricted Cash

As of January 29, 2022 and January 30, 2021, the Company had restricted cash of $3.6 million and $4.7 million, respectively.

Restricted cash balance at the end of fiscal 2021 consisted of a $3.6 million rabbi trust that resulted from the death of the Company’s former Chairman, of which $1.2 million was classified as restricted cash in current assets and $2.4 million was classified as restricted cash as a long-term asset.

Restricted cash balance at the end of fiscal 2020 consisted of a $4.7 million rabbi trust, which resulted from the death of the Company’s former Chairman, of which $1.2 million was classified as restricted cash in current assets and $3.6 million was classified as restricted cash as a long-term asset.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	January 29, 2022	January 30, 2021
Cash and cash equivalents	$1,218	$1,809
Restricted cash	3,605	4,746
Total cash, cash equivalents and restricted cash	$4,823	$6,555

Note 6. Debt

Credit Facility
On February 20, 2020, Kaspien Inc. entered into a Loan and Security Agreement (as subsequently amended, the “Loan Agreement”) with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”), as administrative agent, under which the lenders party thereto committed to provide up to $25 million in loans under a four-year, secured revolving credit facility (the “Credit Facility”).  Concurrent with the FYE Transaction, the Company borrowed $3.3 million under the Credit Facility in order to satisfy the remaining obligations of the Company under its previous credit facility.

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

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2021 were $13.7 million. As of January 29, 2022, the Company had no outstanding letters of credit. The Company had $2.1 million available for borrowing under the Credit Facility as of January 29, 2022.

Subordinated Debt Agreement

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien.  Pursuant to an amendment to the Subordinated Loan Agreement, there is a scheduled maturity date of March 31, 2024. As of January 29, 2022, unamortized debt issuance costs of $0.1 million are included in “Long-term Debt” on the unaudited condensed consolidated balance sheet.

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

On March 30, 2020, in conjunction with the Subordinated Loan Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock with an aggregate grant date fair value of $0.8 million recorded as a discount to the Subordinated Loan Agreement, $0.4 million of which was unamortized as of January 29, 2022.

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 15, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due of $2.0 million. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during fiscal 2021.

Note 7. Leases

The Company currently leases its administrative offices and distribution center. During fiscal 2021 and fiscal 2020, the Company recorded net lease costs of $0.8 million, and did not record any contingent rentals.

As of January 29, 2022, the maturity of lease liabilities is as follows:

Operating Leases
(amounts in thousands)
2022	$748
2023	767
2024	652
2025	296
Thereafter	-
Total lease payments	2,463
Less: amounts representing interest	(206)
Present value of lease liabilities	$2,257

Index
Lease term and discount rate are as follows:

As of January 29, 2022
Weighted-average remaining lease term (years)
Operating leases	3.3

Weighted-average discount rate Operating leases	5%

Other information:

Fiscal 2021
(amounts in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$726

Future minimum rental payments required under the remaining leases for the administrative office and distribution center in Spokane, Washington as of January 29, 2022, are as follows (amounts in thousands):

(amounts in thousands)	Operating Leases
2022	$748
2023	767
2024	652
2025	296
Thereafter	-
Total minimum lease payments	$2,463

Note 8. Shareholders’ Equity

The Company classifies repurchased shares as treasury stock on the Company’s Consolidated Balance Sheet. There were no treasury stock repurchases during fiscal 2021 and fiscal 2020.

During fiscal 2021, 9,000 shares were issued to Directors and employees. During fiscal 2021, 138,418 warrants were exercised for proceeds of $1,384.

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

No cash dividends were paid in fiscal 2021 and fiscal 2020.

Note 9. Benefit Plans

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

Total expense related to the matching contributions was approximately $324,000 and $266,000 in fiscal 2021 and fiscal 2020, respectively.

Stock Award Plans

As of January 29, 2022, there was approximately $0.3 million of unrecognized compensation cost related to stock option awards expected to be recognized as expense over a weighted average period of 2.5 years and $1.3 million of unrecognized compensation cost related to restricted share awards expected to be recognized as expense over a weighted average period of 3.0 years. Total compensation expense related to stock awards recognized in fiscal 2021 was $0.4 million. Total compensation expense related to stock awards recognized in fiscal 2020 was $0.3 million.

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

Equity awards authorized for issuance under the New Plan total 250,000. As of January 29, 2022, of the awards authorized for issuance under the Stock Award Plans, approximately 79,660 were granted and are outstanding, 34,833 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of January 29, 2022 were 79,660.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	2021	2020
Dividend yield	0%	0%
Expected stock price volatility	100.6%-115.6%	88.0%-105.5%
Risk-free interest rate	1.29%-1.46%	0.28%-0.56%
Expected award life (in years)	4.93-6.98	4.93-7.12
Weighted average fair value per share of awards granted during the year	$20.58	$5.81

The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Fair Value/ Exercise Price

Balance February 1, 2020	129,196	$3.51-$97.40	$52.11	9,945	$36.75
Granted	98,898	$3.68-$10.75	7.36	-	-
Cancelled/Forfeited	(94,738)	$7.12-$97.40	51.84	-	-
Exercised	-	-	-	(9,945)	(36.75)
Balance January 30, 2021	133,356	$3.51-$97.40	$20.41	-	$-
Granted	6,637	$20.41-$32.54	25.69	111,500	16.09
Cancelled/Forfeited	(51,625)	$7.12-$36.00	33.36	(12,500)	(18.07)
Exercised	(2,403)	$7.12	7.12	(9,000)	(20.41)
Balance January 29, 2022	85,965	$3.51-$97.40	$13.41	90,000	$15.39

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of January 29, 2022, the aggregate intrinsic value of all outstanding and vested awards based on the Company’s closing common stock price of $7.56 as of January 29, 2022 was $64,391 and $32,647, respectively. The aggregate intrinsic value represents the value which would have been received by the award holders had all award holders under the Stock Award Plans exercised their awards as of that date.

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

Index
For each of fiscal 2021 and 2020, net periodic benefit cost recognized under both plans totaled approximately $0.3 million. The accrued pension liability for both plans was approximately $15.3 million and $17.4 million as of January 29, 2022 and January 30, 2021, respectively, and is recorded within other long-term liabilities on the Consolidated Balance Sheets. The accumulated benefit obligation for both plans was $15.3 million and $17.4 million as of the fiscal years ended January 29, 2022 and January 30, 2021, respectively.

The following is a summary of the Company’s defined benefit pension plans as of each fiscal year-end:

Obligation and Funded Status:

(amounts in thousands)	January 29, 2022	January 30, 2021
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$17,371	$17,673
Service cost	-	-
Interest cost	252	355
Actuarial loss (gain)	(1,096)	535
Benefits paid	(1,184)	(1,192)
Benefit obligation at end of year	$15,343	$17,371

Fair value of plan assets at end of year	$-	$-

Funded status	$(15,343)	$(17,371)
Unrecognized net actuarial loss	(19)	1,077
Accrued benefit cost	$(15,362)	$(16,294)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 29, 2022	January 30, 2021
(amounts in thousands)
Current liability	$(1,158)	$(1,184)
Long term liability	(14,185)	(16,722)
Accumulated other comprehensive loss	(12)	535
Net amount recognized	$(15,355)	$(17,371)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

Net Periodic Benefit Cost:

	Fiscal Year
	2021	2020
Service cost	$-	$-
Interest cost	252	355
Amortization of actuarial net gain	-	-
Net periodic benefit cost	$252	$355

Other Changes in Benefit Obligations Recognized in Other Comprehensive Loss:

	2021	2020
Net prior service cost recognized as a component of net periodic benefit cost	$-	$-
Net actuarial (gain) loss arising during the period	(1,097)	528
	(1,097)	528
Income tax effect	-	-
Total recognized in other comprehensive loss	$(1,097)	$528
Total recognized in net periodic benefit cost and other comprehensive loss	$(844)	$883

Index
(amounts in thousands)	January 29,	January 30,
	2022	2021
Net unrecognized actuarial loss	$(1,097)	$528
Other actuarial adjustments	907	379
Accumulated other comprehensive loss	$(190)	$907
Tax expense	1,100	1,100
Accumulated other comprehensive loss	$910	$2,007

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of January 29, 2022 and January 30, 2021 and the tax effect are summarized below.

	2021	2020
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.58%	1.94%
Salary increase rate	0.00%	0.00%
Measurement date	Jan 31, 2022	Jan 31, 2021

	Fiscal Year
	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.58%	1.94%
Salary increase rate	N/A	N/A

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

The following benefit payments over the next ten years are expected to be paid:

Year	Pension Benefits
(amounts in thousands)
2022	1,149
2023	1,149
2024	1,149
2025	1,269
2026	1,309
2027 – 2031	6,443

Note 10. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2021	2020
(amounts in thousands)
Federal - current	$-	$(3,542)
State - current	27	-
Deferred	-	-
Income tax (benefit) expense	$27	$(3,542)

Index
A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2021	2020
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax effect	(0.3%)	0.0%
Change in Valuation Allowance	(30.9%)	(27.7%)
Cash surrender value - insurance / benefit program	0.8%	6.8%
Uncertain tax position	-%	47.6%
Other	9.1%	(0.1%)
Effective tax rate	(0.3%)	47.6%

The Other category is comprised of various items, including the impacts of non-deductible entertainment, penalties and parking benefits and the refundable portion of the federal alternative minimum tax carryover credit.

Significant components of the Company’s deferred tax assets are as follows:

	January 29, 2022	January 30, 2021
(amounts in thousands)
DEFERRED TAX ASSETS
Accrued Expenses	$159	$71
Inventory	219	215
Retirement and compensation related accruals	3,769	3,981
Fixed assets	-	218
Federal and state net operating loss and credit carry forwards	91,468	90,206
Losses on investment	853	853
Others	107	107
Gross deferred tax assets before valuation allowance	96,575	95,651
Less: valuation allowance	(96,331)	(95,022)
Total deferred tax assets	$244	$629

DEFERRED TAX LIABILITIES
Fixed assets	$(244)	$-
Intangibles	-	(629)
Total deferred tax liabilities	$(244)	$(629)

NET DEFERRED TAX ASSET	$-	$-

The Company, at the end of fiscal 2021, has a net operating loss carryforward of $352.7 million for federal income tax purposes which will expire at various times throughout 2040 with a portion being available indefinitely. The Company has approximately $214.4 million of net operating loss carryforward for state income tax purposes as of the end of fiscal 2020 that expire at various times through 2040 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $0.5 million which will expire in 2026. The Company has state tax credit carryforwards of $0.2 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 29, 2022, the valuation allowance increased to $96.3 million from $95.0 million as of January 30, 2021. Management will continue to assess the valuation allowance against the gross deferred assets.

Index
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal Year
	2021	2020
(amounts in thousands)
Unrecognized tax benefits at beginning of year	$413	$1,930
Decreases in tax positions from prior years	-	(1,517)
Unrecognized tax benefits at end of year	$413	$413

As of January 29, 2022, the Company had $0.4 million of gross unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2013.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of January 29, 2022, the Company did not have any liability for unrecognized tax benefits.

Note 11. Related Party Transactions

Directors Jonathan Marcus, Thomas Simpson, and Michael Reickert are the chief executive officer of Alimco Re Ltd. (“Alimco”), the managing member of Kick-Start III, LLC and Kick-Start IV, LLC (“Kick-Start”), and a trustee of the Robert J. Higgins TWMC Trust (the “Trust”), an affiliate of RJHDC, LLC (“RJHDC” and together with Alimco and Kick-Start, “Related Party Entities”), respectively.  The Related Party Entities are parties to the following agreements with the Company entered into on March 30, 2020:

•
Subordinated Loan and Security Agreement (as amended), pursuant to which the Related Party Entities made a $5.2 million secured term loan ($2.7 million from Alimco, $0.5 million from Kick-Start, and $2.0 million from RJHDC) to Kaspien with a scheduled maturity date of March 31, 2024, interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount, and secured by a second priority security interest in substantially all of the assets of the Company and Kaspien;

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of April 15, 2021, 236,993 of the Warrants had been exercised by the Related Party Entities and 5,126 warrants remained outstanding;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson, and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board of Directors of the Company.

On March 2, 2022, the Company entered into the following agreements with certain of the Related Parties:

•
An amendment to the Subordinated Loan and Security Agreement, pursuant to which Alimco made an additional $5,000,000.00 secured term loan (the “Additional Subordinated Loan”) with a scheduled maturity date of March 31, 2024, interest accruing at the rate fifteen percent (15.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Additional Subordinated Loan, and secured by a second priority security interest in substantially all of the assets of the Company and Kaspien;

•
Common Stock Purchase Warrant (“Alimco Warrant”), pursuant to which the Company issued warrants to purchase up to 320,000 shares of Common Stock to Alimco, subject to adjustment in accordance with the terms of the Alimco Warrant, at an exercise price of $0.01 per share;

•
Registration Rights Agreement, pursuant to which Alimco has been granted customary demand and piggyback registration rights with respect to the Warrant Shares issued upon exercise of the Alimco Warrant; and

•
Contingent Value Rights Agreement (the “Second CVR Agreement”) pursuant to which Alimco received additional contingent value rights (“Additional CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 9.0% of the proceeds received by the Company in respect of certain distributions by the Company or Kaspien; recapitalizations or financings of the Company or Kaspien (with appropriate carve out for trade financing in the ordinary course); repayment of intercompany indebtedness owing to the Company by Kaspien; or sale or transfer of any stock of the Company or Kaspien.

Index
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

Retailer Agreement Dispute
On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve is seeking $774,000 in damages. Kaspien denies that it breached the agreement. Moreover, on July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement. Kaspien is seeking at least $229,000 from Vijuve for breach of contract and/or specific performance. A trial on all of the parties’ claims is scheduled for February 21, 2023. There is no determination of outcome, thus no contingencies are recognized as of the reporting date.

Index
Note 13. Quarterly Financial Information (Unaudited)

		Fiscal 2021 Quarter Ended
	Fiscal 2021	January 29, 2022	October 30, 2021(1)	July 31, 2021(2)	May 1, 2021

Total Revenue	$143,713	$36,034	$32,172	$34,890	$40,617
Gross profit	32,773	6,138	8,004	8,835	9,796
Net income (loss)	$(8,031)	$(5,811)	$(886)	$82	$(1,416)
Basic and diluted loss per share	$(3.28)	$(2.33)	$(0.36)	$0.03	$(0.61)

		Fiscal 2020 Quarter Ended
	Fiscal 2020	January 30, 2021	October 31, 2020(3)	August 1, 2020	May 2, 2020

Total Revenue	$158,345	$45,547	$38,913	$42,296	$31,589
Gross profit	39,416	11,202	9,601	10,695	7,918
Net income (loss)	$(3,892)	$(139)	$2,552	$(899)	$(5,406)
Diluted income (loss) per share	$(2.10)	$(0.08)	$1.39	$(0.49)	$(2.97)

1.	Includes $1.6 million in other income related to an insurance settlement
2.	Includes $2.0 million in income related to the forgiveness of the PPP Loan
3.	Includes an income tax benefit of $3.5 million related to the reversal of liabilities accrued pursuant to ASC 740-10, Accounting for Uncertain Tax Positions

Note 14. Subsequent Events

Amendment No. 4 to Loan and Security Agreement

On March 2, 2022, Kaspien Holdings Inc. (f/k/a Trans World Entertainment Corporation) (the “Company”) and Kaspien Inc. (f/k/a Etailz Inc.) (“Kaspien” and together with the Company, the “Loan Parties”), a wholly-owned subsidiary of the Company, entered into that certain Amendment No. 4 to Loan and Security Agreement (“Amendment No. 4”) with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”), as administrative agent, and the lenders party thereto, pursuant to which the parties thereto amended the Loan and Security Agreement, dated as of February 20, 2020 and amended as of March 30, 2020, April 7, 2021 and as of September 17, 2021, between the Company, Kaspien, Eclipse and the lenders party thereto.

Pursuant to Amendment No. 4, among other things, the Loan and Security Agreement was amended to permit the incurrence of the Additional Subordinated Loan (as defined below) under the Subordinated Loan Agreement (as defined below).

The Loan Parties paid certain customary fees and expenses in connection with Amendment No. 4.

Index
Amendment No. 2 to Subordinated Loan and Security Agreement

On March 2, 2022, the Loan Parties entered into that certain Amendment No. 2 to Subordinated Loan and Security Agreement (“Amendment No. 2”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the parties thereto amended the Subordinated Loan and Security Agreement, dated as of March 30, 2020 and amended as of September 17, 2021 between the Company, Kaspien, the Collateral Agent and the Lenders (as amended by Amendment No. 2, the “Subordinated Loan Agreement”).

Pursuant to Amendment No. 2, among other things, Alimco Re Ltd. (the “Tranche B Lender”) made an additional $5,000,000.00 secured term loan (the “Additional Subordinated Loan”) with a scheduled maturity date of March 31, 2024, which is the same maturity date as the existing loans under the Subordinated Loan Agreement.

Interest on the Additional Subordinated Loan accrues, subject to certain terms and conditions under the Subordinated Loan Agreement, at the rate of fifteen percent (15.0%) per annum, compounded on the last day of each calendar quarter by becoming a part of the principal amount of the Additional Subordinated Loan.

The proceeds from the Additional Subordinated Loan will be used by Kaspien for working capital purposes and to pay certain transaction expenses.

The Additional Subordinated Loan is also secured by a second priority security interest in substantially all of the assets of the Loan Parties, including inventory, accounts receivable, cash and cash equivalents and certain other collateral of the borrowers and guarantors under the Subordinated Loan Agreement. The Company will provide a limited guarantee of Kaspien’s obligations under the Additional Subordinated Loan.

Among other things, the Subordinated Loan Agreement limits the Loan Parties’ ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets.

The Subordinated Loan Agreement contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults, the invalidity of liens on collateral, change in control, cessation of business or the liquidation of material assets of the borrowers and guarantors thereunder taken as a whole and the occurrence of an uninsured loss to a material portion of collateral.

The Loan Parties paid certain customary fees and expenses in connection with the Additional Subordinated Loan and Amendment No. 2.

Index
Common Stock Purchase Warrants

On March 2, 2022, and as amended on April 4, 2022, the Company entered into Common Stock Purchase Warrants (the “Warrants”) with the Tranche B Lender under the Subordinated Loan Agreement pursuant to which the Company issued to the Tranche B Lender, in the aggregate, warrants to purchase up to 320,000 shares of common stock of the Company (subject to adjustment in accordance with the terms of the Warrants, the “Warrant Shares”) at an exercise price of $0.01 per share.  The Warrants are exercisable during the period commencing on March 2, 2022 and ending on the earlier of (a) 5:00 p.m. Eastern Standard Time on the five (5)-year anniversary thereof, or if such day is not a business day on the next succeeding business day, or (b) the occurrence of certain consolidations, mergers or similar extraordinary events involving the Company.

The Warrants provide for certain adjustments that may be made to the number of Warrant Shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. In addition, in connection with certain consolidations, mergers or similar extraordinary events involving the Company, immediately prior to any such event, each Warrant will be automatically converted into the right to receive the number of shares of common stock of the Company for which such Warrant is exercisable at such time.

Registration Rights Agreement

On March 2, 2022, the Company and the Tranche B Lender entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Tranche B Lender has been granted customary demand and piggyback registration rights with respect to the Warrant Shares.

Contingent Value Rights Agreement

On March 2, 2022, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with the Tranche B Lender under the Subordinated Loan Agreement, pursuant to which the Tranche B Lender received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 9.0% of the proceeds received by the Company in respect of certain distributions by the Company or Kaspien; recapitalizations or financings of the Company or Kaspien (with appropriate carve out for trade financing in the ordinary course); repayment of intercompany indebtedness owing to the Company by Kaspien; or sale or transfer of any stock of the Company or Kaspien.

The CVRs terminate upon the earlier to occur of (i) certain consolidations, mergers or similar extraordinary events involving etailz (and, if applicable, the making of a cash payment by the Company to the Lenders pursuant to the CVR Agreement in connection therewith) and (ii) March 2, 2032.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by certificates or any other instruments and will not be registered with the Securities and Exchange Commission. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in the Company. No interest will accrue on any amounts payable in respect of the CVRs. The CVR will constitute a liability of the Company or Kaspien, as applicable, to the Tranche B Lender, payable prior to any dividends, liquidation preferences or other amounts owing to any stockholder of the Company or Kaspien, respectively.

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

3.4	Form of Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-4, No. 333-75231.

3.5	Form of Certificate of Amendment to the Certificate of Incorporation – incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-4, No. 333-75231.

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

3.9
Certificate of Amendment of Certificate of Incorporation of Trans World Entertainment Corporation, dated September 3, 2020 – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

3.10
Certificate of Amendment of Certificate of Incorporation of Kaspien Holdings Inc., dated March 8, 2022 – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 8, 2022. Commission File No. 0-14818.

Index
3.11	Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.12	Amendment No. 1 to By-Laws – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

3.13
Amendment No. 2 to Bylaws of Kaspien Holdings Inc., dated September 3, 2020 – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

3.14	Amendment No. 3 to Bylaws of Kaspien Holdings Inc., dated March 8, 2022 – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 8, 2022. Commission File No. 0-14818.

4.1
Specimen of Kaspien Holdings Inc. Stock Certificate – incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021. Commission File No. 0-14818.

*4.2	Description of Kaspien Holdings Inc. Capital Stock.

10.1
Loan and Security Agreement by and among Kaspien Inc. and Encina Business Credit, LLC, dated as of February 20, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 20, 2020. Commission File No. 0-14818.

10.2
Amendment No. 1 to Loan and Security Agreement by and among Kaspien Inc. and Encina Business Credit, LLC, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.3
Amendment No. 2 to Loan and Security Agreement by and among Kaspien Inc. and Encina Business Credit, LLC, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 8, 2021. Commission File No. 0-14818.

10.4
Amendment No. 3 to Loan and Security Agreement dated September 17, 2021 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 20, 2021. Commission File No. 0-14818.

10.5	Amendment No. 4 to Loan and Security Agreement – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

10.6	Subordinated Loan and Security Agreement dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.7
Amendment No. 1 to Subordinated Loan and Security Agreement dated September 17, 2021 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 20, 2021. Commission File No. 0-14818.

10.8	Amendment No. 2 to Subordinated Loan and Security Agreement – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

10.9	Contingent Value Rights Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.10	Contingent Values Rights Agreement – incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

Index
10.11	Common Stock Purchase Warrants, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.12	Common Stock Purchase Warrant – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2022. Commission File No. 0-14818.

10.13	Voting Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.14	Registration Rights Agreement – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

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

10.17
Kaspien Holdings Inc. 2005 Long Term Incentive and Share Award Plan –incorporated herein by reference to Appendix A to Kaspien Holdings Inc.’s Definitive Proxy Statement on Form 14A filed as of May 11, 2005. Commission File No. 0-14818.

10.18
Kaspien Holdings Inc. Bonus Plan – incorporated herein by reference to Appendix A to Kaspien Holdings Inc.’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.19
Kaspien Holdings Inc. Amended and Restated 2005 Long Term Incentive and Share Award Plan – incorporated herein by reference to Appendix A to Kaspien Holdings Inc.’s Definitive Proxy Statement on Form 14A filed as of May 30, 2014. Commission File No. 0-14818.

10.20
Severance, Retention and Restrictive Covenant Agreement between the Company and Edwin J. Sapienza, dated February 26, 2019 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.21
Offer Letter by and between Kaspien Holdings Inc. and Kunal Chopra, dated July 5, 2019 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on September 17, 2019. Commission File No. 0-14818

10.22	Amendment to Offer Letter by and between Kaspien Holdings Inc. and Kunal Chopra, dated July 17, 2019.

10.23	Kunal Chopra Separation Agreement dated as of March 30, 2022 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 1, 2022. Commission File No. 0-14818.

10.24	Brock Kowalchuk Offer Letter dated as of March 28, 2022 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 1, 2022. Commission File No. 0-14818.

10.25	Brock Kowalchuk Severance Agreement dated as of July 31, 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 1, 2022. Commission File No. 0-14818.

*21	Significant Subsidiaries of the Registrant.

Index
*23	Consent of Fruci & Associates II, PLLC.

*31.1
Certification of Chief Executive Officer dated April 29, 2022, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2022, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2
Certification of Chief Financial Officer dated April 29, 2022, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2022,  pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32
Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 29, 2022, pursuant to 18 U.S.C. Section   1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2022.

*101.INS XBRL	Instance Document

*101.SCH XBRL	Taxonomy Extension Schema

*101.CAL XBRL	Taxonomy Extension Calculation Linkbase

*101.DEF XBRL	Taxonomy Extension Definition Linkbase

*101.LAB XBRL	Taxonomy Extension Label Linkbase

*101.PRE XBRL	Taxonomy Extension Presentation Linkbase

*104 Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith