Form 10-Q
period 2022-04-30
Kaspien Holdings Inc.
filed 2022-06-14
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

Common Stock, $.01 par value,
2,501,568  shares outstanding as of June 10, 2022
Kaspien Holdings Inc.

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Index
FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our ability to achieve profitability and meet future liquidity needs and capital requirements, future business, future results of operations or financial condition, our business strategies and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Such risks and uncertainties include, among others, those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10‑K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2022 (the “2022 Form 10-K”), and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2022 Form 10‑K, this quarterly report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this quarterly report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	April 30,	January 29,	May 1,
	2022	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$828	$1,218	$5,030
Restricted cash	1,158	1,158	1,184
Accounts receivable	2,727	2,335	3,113
Merchandise inventory	32,254	29,277	22,567
Prepaid expenses and other current assets	558	649	592
Total current assets	37,525	34,637	32,486

Restricted cash	2,160	2,447	3,277
Fixed assets, net	2,441	2,335	2,366
Operating lease right-of-use assets	1,990	2,144	2,595
Intangible assets, net	-	-	475
Cash surrender value	3,800	4,154	4,168
Other assets	872	965	1,230
TOTAL ASSETS	$48,788	$46,682	$46,597

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,664	$6,271	$5,682
Short-term borrowings	10,508	9,966	-
Accrued expenses and other current liabilities	2,208	2,362	2,640
Current portion of operating lease liabilities	663	649	609
Current portion of PPP loan	-	-	2,018
Total current liabilities	21,043	19,248	10,949

Operating lease liabilities	1,439	1,608	2,101
Long-term debt	7,944	4,356	5,261
Other long-term liabilities	13,987	14,185	15,954
TOTAL LIABILITIES	44,413	39,397	34,265

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,902,985, 3,902,985 and 3,889,169 shares issued, respectively)	39	39	39
Additional paid-in capital	360,738	359,220	358,749
Treasury stock at cost (1,410,417, 1,410,417 and 1,410,417 shares, respectively)	(230,170)	(230,170)	(230,170)
Accumulated other comprehensive loss	(910)	(910)	(2,007)
Accumulated deficit	(125,322)	(120,894)	(114,279)
TOTAL SHAREHOLDERS’ EQUITY	4,375	7,285	12,332
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,788	$46,682	$46,597

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

Net revenue	$31,791	$40,617

Cost of sales	24,940	30,821
Gross profit	6,851	9,796
Selling, general and administrative expenses	10,517	10,657
Loss from operations	(3,666)	(861)
Interest expense	762	555
Loss from operations before income tax expense	(4,428)	(1,416)
Income tax expense	-	-
Net loss	$(4,428)	$(1,416)

BASIC AND DILUTED INCOME PER SHARE:
Basic and diluted loss per common share	$(1.78)	$(0.61)

Weighted average number of common shares outstanding – basic and diluted	2,493	2,317

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

Net loss	$(4,428)	$(1,416)
Amortization of pension gain	-	-
Comprehensive loss	$(4,428)	$(1,416)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Thirteen Weeks Ended April 30, 2022
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net Loss	-	-	-	-	-	-	(4,428)	(4,428)
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Balance as of April 30, 2022	3,903	$(1,410)	$39	$360,738	$(230,170)	$(910)	$(125,322)	$4,375

	Thirteen Weeks Ended May 1, 2021
	Number of shares outstanding					Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(1,416)	(1,416)
Exercise of warrants	136	-	2	-	(1)	-	-	1
Sale of shares, net of expenses	416	-	4	12,227	-	-	-	12,231
Amortization of unearned compensation/restricted stock amortization	-	-	-	27	-	-	-	27
Balance as of May 1, 2021	3,889	$(1,410)	$39	$358,749	$(230,170)	$(2,007)	$(114,279)	$12,332

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
OPERATING ACTIVITIES:
Net income loss	$(4,428)	$(1,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	293	346
Amortization of intangible assets	-	257
Stock-based compensation	-	27
Interest on long-term debt	106	242
Amortization of ROU asset	154	147
Change in cash surrender value	354	(312)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(392)	(396)
Merchandise inventory	(2,977)	1,949
Prepaid expenses and other current assets	92	(28)
Other long-term assets	93	113
Accounts payable	1,393	(3,211)
Accrued expenses and other current liabilities	(140)	147
Other long-term liabilities	(368)	(378)
Net cash used in operating activities	(5,820)	(2,513)

INVESTING ACTIVITIES:
Purchases of fixed assets	(399)	(444)
Net cash provided by (used in) investing activities	(399)	(444)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	542	-
Proceeds from long term borrowings	5,000	-
Proceeds from stock offering	-	12,231
Exercise of warrants	-	1
Payment of short term borrowings	-	(6,339)
Net cash provided by financing activities	5,542	5,893

Net decrease in cash, cash equivalents, and restricted cash	(677)	2,936
Cash, cash equivalents, and restricted cash, beginning of period	4,823	6,555
Cash, cash equivalents, and restricted cash, end of period	$4,146	$9,491
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$202	$153
Warrants issued with debt	$1,633	$-

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2022 and May 1, 2021
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

The Company incurred a net loss of $4.4 million and $1.4 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.  The increase in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $125.3 million as of April 30, 2022 and net cash used in operating activities for the thirteen weeks ended April 30, 2022 was $5.8 million. Net cash used in operating activities for the thirteen weeks ended May 1, 2021 was $2.5 million.

As disclosed in the Company’s Annual Report on Form 10-K filed April 29, 2022, the Company experienced negative cash flows from operations during fiscal 2021 and 2020 and we expect to incur net losses in fiscal 2022.

Index
Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic. There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The unaudited condensed consolidated financial statements for the thirteen weeks ended April 30, 2022 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of April 30, 2022, we had cash and cash equivalents of $0.8 million, net working capital of $16.5 million, and $10.5 in borrowings on our revolving credit facility, as further discussed below.

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. As of April 30, 2022 and May 1, 2021, the Company had no outstanding letters of credit. The Company had $3.6 million and $10.9 million available for borrowing under the Credit Facility as of April 30, 2022 and May 1, 2021, respectively.

On March 18, 2021, the Company closed an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds from the offering for general corporate purposes, including working capital to implement its strategic plans, investments in technology to enhance its scalable platform and its core retail business.

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

On April 7, 2021, the Loan Parties entered into Amendment No. 2 to the Loan Agreement (the “Second Amendment”. Pursuant to the Second Amendment, the In-Transit Inventory Sublimit (as defined in the Loan Agreement) was increased from $2,000,000 to $2,500,000.

On September 17, 2021, the Loan Parties entered into Amendment No. 3 to the Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other things, (i) the maturity of the credit facility has been extended to February 20, 2024, and the early termination fees have been accordingly reset; (ii) the LIBOR floor has been reduced to 1.00%; (iii) up to $4,000,000 of acquisitions are now allowed without Eclipse’s consent, subject to satisfaction of various conditions, including the Company having a trailing twelve month fixed charge coverage ratio of 1.20x and Excess Availability greater than the greater of (x) 20% of the average Borrowing Base for each 30 day period immediately prior to, and pro forma for, the purchase and (y) $1,500,000.

On March 2, 2022, the Loan Parties entered into Amendment No. 4 to the Loan Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other things, the Credit Facility was amended to permit the incurrence of the Additional Subordinated Loan (as defined below) under the Subordinated Loan Agreement (as defined below).

As of April 30, 2022, the Company had borrowings of $10.5 under the Credit Facility. The Company had no borrowing as of May 1, 2021.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of April 30, 2022, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

Amendment No. 2 to Subordinated Loan and Security Agreement

On March 2, 2022, the Loan Parties entered into that certain Amendment No. 2 to Subordinated Loan and Security Agreement (“Amendment No. 2”) with the “Lenders and the Collateral Agent. Pursuant to Amendment No. 2, among other things, Alimco Re Ltd. (the “Tranche B Lender”) made an additional $5,000,000 secured term loan (the “Additional Subordinated Loan”) with a scheduled maturity date of March 31, 2024, which is the same maturity date as the existing loans under the Subordinated Loan Agreement.

Index
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

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 14, 2022, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due of $2.0 million. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during fiscal 2021.

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

Index
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

While e-commerce has largely benefited from the closure of brick-and-mortar locations as consumer spending has been pushed online to marketplaces such as Amazon and Walmart, neither the industry nor our organization has been immune to the impact to our supply chains. During the second quarter of 2021, the Company noticed changes in consumer buying habits that may have reduced demand for its products due to re-openings of physical retail outlets and lifting of many restrictions by governmental authorities.

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

Index
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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 29, 2022 contained in the Company’s Annual Report on Form 10-K filed April 29, 2022.  The results of operations for the thirteen weeks ended April 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 29, 2022.

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

Note 4. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien consist of technology and tradenames. As of October 30, 2022, the intangible assets were fully amortized. Amortization expense of intangible assets for the thirteen weeks ended April 30, 2022 and May 1, 2021 consisted of the following:

Index
	Thirteen Weeks Ended
(amounts in thousands)	April 30, 2022	May 1, 2021

Amortized intangible assets:
Technology	$-	$97
Trade names and trademarks	-	160
Total amortization expense	$-	$257

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended April 30, 2022 and May 1, 2021 was $0.3 million and $0.6 million, respectively.

Note 6. Restricted Cash

As a result of the death of its former Chairman, the Company holds $3.3 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $2.2 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of April 30, 2022.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents	$828	$1,218	$5,030
Restricted cash	3,318	3,605	4,461
Total cash, cash equivalents and restricted cash	$4,146	$4,823	$9,491

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

Index
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

On April 7, 2021, Loan Parties entered into Amendment No. 2 to the Loan Agreement (the “Second Amendment”. Pursuant to the Second Amendment, the In-Transit Inventory Sublimit (as defined in the Loan Agreement) was increased from $2,000,000 to $2,500,000.

On September 17, 2021, the Loan Parties entered into Amendment No. 3 to the Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other things, (i) the maturity of the credit facility has been extended to February 20, 2024, and the early termination fees have been accordingly reset; (ii) the LIBOR floor has been reduced to 1.00%; (iii) up to $4,000,000 of acquisitions are now allowed without Eclipse’s consent, subject to satisfaction of various conditions, including the Company having a trailing twelve month fixed charge coverage ratio of 1.20x and Excess Availability greater than the greater of (x) 20% of the average Borrowing Base for each 30 day period immediately prior to, and pro forma for, the purchase and (y) $1,500,000.

On March 2, 2022, the Loan Parties entered into Amendment No. 4 to the Loan Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment, among other things, the Credit Facility was amended to permit the incurrence of the Additional Subordinated Loan (as defined below) under the Subordinated Loan Agreement (as defined below).

As of April 30, 2022, the Company had borrowings of $10.5 under the Credit Facility. The Company had no borrowing as of May 1, 2021. As of April 30, 2022, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Index
Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien. On September 17, 2021, the Loan Parties entered into Amendment No. 1 to the Subordinated Loan Agreement which extended the maturity of the loan to March 31, 2024. As of April 30, 2022, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of April 30, 2022, 7,539 warrants remain outstanding.

The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.3 million of which was unamortized as of April 30, 2022.

On March 2, 2022, the Loan Parties entered into that certain Amendment No. 2 to Subordinated Loan and Security Agreement (“Amendment No. 2”) the “Lenders and Collateral Agent. Pursuant to Amendment No. 2, among other things, Alimco Re Ltd. (the “Tranche B Lender”) made an additional $5,000,000 secured term loan (the “Additional Subordinated Loan”) with a scheduled maturity date of March 31, 2024, which is the same maturity date as the existing loans under the Subordinated Loan Agreement.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to warrants to purchase up to 320,000 shares of common stock of the Company (subject to adjustment in accordance with the terms of the Warrants, the “Warrant Shares”) at an exercise price of $0.01 per share.  The Warrants are exercisable during the period commencing on March 2, 2022 and ending on the earlier of (a) 5:00 p.m. Eastern Standard Time on the five (5)-year anniversary thereof, or if such day is not a business day on the next succeeding business day, or (b) the occurrence of certain consolidations, mergers or similar extraordinary events involving the Company. As of April 30, 2022, all of the warrants remain outstanding.

The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $1.5 million was unamortized as of April 30, 2022. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 14, 2022, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due of $2.0 million. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during fiscal 2021.

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
Equity awards authorized for issuance under the New Plan total 250,000. As of April 30, 2022, of the awards authorized for issuance under the Stock Award Plans, 111,279 options were granted and are outstanding, 28,163 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan at April 30, 2022 were 144,346.

Index
The following table summarizes stock award activity during the thirteen weeks ended April 30, 2022:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 29, 2022	85,965	$13.41	7.5	90,000	$15.39
Granted	15,000	6.55	9.9	-	-
Forfeited	(17,880)	6.50	9.1	(55,000)	13.63
Canceled	(6,806)	28.58	-	-	-
Exercised	-	-	-	-	-
Balance April 30, 2022	76,279	$11.04	7.1	35,000	$18.14
Exercisable April 30, 2022	28,163	$17.07	4.4	-	$-

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of April 30, 2022, the intrinsic value of stock awards outstanding was $16,970 and the intrinsic value of stock awards exercisable was $15,110.

Note 9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss that the Company reports in the interim condensed consolidated balance sheets represents net loss, adjusted for the difference between the accrued pension liability and accrued benefit cost, net of taxes, associated with the Company’s defined benefit plan. Comprehensive loss consists of net loss for all periods presented.

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended April 30, 2022, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2022.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended
(amounts in thousands)	April 30, 2022	May 1, 2021

Interest cost	$89	$63
Net periodic pension cost	$89	$63

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

For the thirteen-week periods ended April 30, 2022 and May 1, 2021, the impact of all outstanding stock awards was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirteen weeks ended April 30, 2022 and May 1, 2021 were approximately 0.1 million shares for both periods.

Note 12. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by considering all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 29, 2022.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 29, 2022, the Company had a net operating loss carry forward of $352.7 million for federal income tax purposes and approximately $214.4 million for state income tax purposes that expire at various times through 2040 and are subject to certain limitations and statutory expiration periods.  The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

Contingent Value Rights

On March 30, 2020, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien. The Company does not anticipate these contingencies being met in Fiscal 2022.

On March 2, 2022, the Company entered into a Contingent Value Rights Agreement (the “Second CVR Agreement”) with the Tranche B Lender under the Subordinated Loan Agreement, pursuant to which the Tranche B Lender received contingent value rights (“Second CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 9.0% of the proceeds received by the Company in respect of certain distributions by the Company or Kaspien; recapitalizations or financings of the Company or Kaspien (with appropriate carve out for trade financing in the ordinary course); repayment of intercompany indebtedness owing to the Company by Kaspien; or sale or transfer of any stock of the Company or Kaspien.

The CVRs terminate upon the earlier to occur of (i) certain consolidations, mergers or similar extraordinary events involving Kaspien (and, if applicable, the making of a cash payment by the Company to the Lenders pursuant to the CVR Agreement in connection therewith) and (ii) March 2, 2032.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
April 30, 2022 and May 1, 2021

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 29, 2022.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2022
Compared to the Thirteen Weeks Ended May 1, 2021

Net revenue.  The following table sets forth a year-over-year comparison of the Company’s Net revenue :

	Thirteen weeks ended				Change
	April 30, 2022		May 1, 2021		$	%
Amazon US	$29,620	93.2%	$37,516	92.4%	$(7,896)	-21.0%
Amazon International	1,287	4.0%	2,268	5.6%	(981)	-43.3%
Walmart, Target & other marketplaces	430	1.4%	378	0.9%	52	13.8%
Subtotal Retail as a Service	31,337	98.6%	40,162	98.9%	(8,825)	-22.0%
Subscriptions	454	1.4%	455	1.1%	(1)	-0.2%
Net revenue	$31,791	100.0%	$40,617	100.0%	$(8,826)	-21.7%

Net revenue decreased 21.7% to $31.8 million for the three months ended April 30, 2022 compared to $40.6 million for the three months ended May 1, 2021. The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.6% of net revenue. Subscriptions net revenue increased to 1.4% of net revenue from 1.1% of net revenue in the comparable period from the prior year.  The increase was attributable to an increase in the number of partners and higher gross merchandise value (“GMV”) of partner revenue flowing through the platform Amazon Marketplace.

The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Total active partner count at year end was approximately 522, including 408 retail partners and  114 subscription (Agency and Software as a Service) partners.

Platform GMV for the three months ended April 30, 2022 was $69.7 million as compared to $63.4 million for the three months ended May 1, 2021.  Retail GMV decreased 20.9% to $33.7 million compared to $42.6 million in the comparable year-ago period. Subscription GMV increased 72.2% to $36 million, or 56.7% of total GMV, compared to $29.0 million, or 33.0% of total GMV, in the comparable year-ago period.

Index
Gross Profit. Gross profit decreased to $6.9 million, or 21.6% of net revenue for the thirteen weeks ended April 30, 2022, as compared to $9.8 million, or 24.1% of net revenue for the comparable prior year period. The decrease in the gross profit was primarily due to the decrease in net revenue and a decrease in merchandise margin to 44.2% for the thirteen weeks ended April 30, 2022 as compared to 46.7% for the 13 weeks ended May 1, 2021. The following table sets forth a year-over-year comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change
(amounts in thousands)	April 30, 2022	May 1, 2021	$	%

Merchandise margin	$14,046	$18,982	$(4,936)	(26.0)%
% of net revenue	44.2%	46.7%	(2.5)%

Fulfillment fees	(4,568)	(6,449)	(1,881)	(29.2)%
Warehousing and freight	(2,627)	(2,737)	(110)	(4.0)%
Gross profit	$6,851	$9,796	$(2,945)	(30.1)%

% of net revenue	21.6%	24.1%

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended		Change
	April 30, 2022	May 1, 2021	$	%
Selling expenses	$4,601	$6,230	$(1,629)	-26.1%
General and administrative expenses	5,916	4,427	1,489	33.6%
SG&A Expenses	$10,517	$10,657	$(140)	-1.3%

As a % of total revenue	33.1%	26.2%

SG&A expenses decreased $0.1 million or 1.3%. The decrease in SG&A expenses was due to a $1.6 million decline in selling expenses partially offset by a $1.5 million increase in general and administrative expenses. The decrease in selling expenses is attributable to the sales decrease. The increase in general and administrative expenses is due to increased wages and marketing expenses and a one-time charge for severance expenses. Also included in general and administrative expenses is an expense of $0.3 million related to the reduction in cash surrender value compared to an increase of $0.3 million for the comparable prior year period.

Consolidated depreciation and amortization expense for the thirteen weeks ended April 30, 2022 was $0.3 million as compared to $0.6 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.8 million for the thirteen weeks ended April 30, 2022 compared to $0.6 million for the thirteen weeks ended May 1, 2021.  The increase in interest expense was due to increased short and long-term borrowings.  See Note 7 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets  As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended April 30, 2022 and May 1, 2021.

Index
Net Loss. The net loss for the thirteen weeks ended April 30, 2022 was $4.3 million as compared to $1.4 million for the comparable prior year period.

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

The Company incurred a net loss of $4.4 million and $1.4 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.  The increase in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $125.3 million as of April 30, 2022 and net cash used in operating activities for the thirteen weeks ended April 30, 2022 was $5.8 million. Net cash used in operating activities for the thirteen weeks ended May 1, 2021 was $2.5 million.

As disclosed in the Company's Annual Report on Form 10-K filed April 29, 2022, the Company experienced negative cash flows from operations during fiscal 2021 and 2020 and we expect to incur net losses in fiscal 2022.

Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; successful implementation of our strategy and planned activities; and our ability to overcome the impact of the COVID-19 pandemic. There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The unaudited condensed consolidated financial statements for the thirteen weeks ended April 30, 2022 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index
As of April 30, 2022, we had cash and cash equivalents of $0.8 million, net working capital of $16.5 million, and $10.5 in borrowings on our revolving credit facility, as further discussed below.

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. As of April 30, 2022 and May 1, 2021, the Company had no outstanding letters of credit. The Company had $3.6 million and $10.9 million available for borrowing under the Credit Facility as of April 30, 2022 and May 1, 2021, respectively.

On March 18, 2021, the Company closed an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses. The Company used the net proceeds from the offering for general corporate purposes, including working capital to implement its strategic plans, investments in technology to enhance its scalable platform and its core retail business.

The following table sets forth a summary of key components of cash flow and working capital:

	As of or for the
	Thirteen Weeks Ended		Change
(amounts in thousands)	April 30,	May 1,
	2022	2021	$
Operating Cash Flows	$(5,820)	$(2,513)	$(3,307)
Investing Cash Flows	(399)	(444)	45
Financing Cash Flows	5,542	5,893	(351)

Capital Expenditures(1)	(399)	(444)	45

Cash, Cash Equivalents, and Restricted Cash (2)	4,146	9,491	(5,345)
Merchandise Inventory	32,254	22,567	9,687

(1)Included in Investing Cash Flows

(2)Cash and cash equivalents per condensed consolidated balance sheets	$828	$5,030
Add: restricted cash	3,318	4,461
Cash, cash equivalents, and restricted cash	$4,146	$9,491

Cash used in operations was $5.8 million primarily due to net loss of $4.5 million, and a $3.0 million increase in inventory partially offset by a $1.4 million increase in accounts payable.

Cash used by investing activities was $0.4 million for the thirteen weeks ended April 30, 2022, which consisted entirely of capital expenditures.   Cash used by investing activities was $0.4 million for the thirteen weeks ended May 1, 2021, which consisted entirely of capital expenditures.

Cash provided by financing activities was $5.5 million for the thirteen weeks ended April 30, 2022.  The primary source of cash was $5.0 million raised from the issuance of subordinated debt.

Index
Cash provided by financing activities was $5.9 million for the thirteen weeks ended May 1, 2021.  The primary source of cash was an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The net proceeds of the offering were approximately $12.2 million.  The Company used $6.3 million of the proceeds to pay down its Credit Facility.

Capital Expenditures.  During the thirteen weeks ended April 30, 2022, the Company made capital expenditures of $0.2 million. The Company currently plans to spend approximately $1.0 million for capital expenditures during fiscal 2022.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended January 29, 2022 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements.  The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 29, 2022.

Recent Accounting Pronouncements:

The information set forth under Note 2, Recently Adopted Accounting Pronouncements section contained in Item 1, “Notes to Interim Condensed Consolidated Financial Statements”, is incorporated herein by reference.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any financial instruments that expose it to significant market risk and does not engage in hedging activities.  To the extent the Company borrows under its revolving credit facility, the Company is subject to risk resulting from interest rate fluctuations since interest on the Company’s borrowings under its credit facility can be variable.  If interest rates on the Company’s revolving credit facility were to increase by 25 basis points, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the facility, interest expense would be increased by $2,500 per year.  For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended January 29, 2022.

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 30, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Item 6 - Exhibits

(A)Exhibits - Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Kaspien Holdings Inc., dated March 8, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated March 8, 2022).

3.2	Amendment No. 3 to Bylaws of Kaspien Holdings Inc., dated March 8, 2022 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K dated March 8, 2022).

Index
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated March 8, 2022).

10.1	Amendment No. 4 to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 8, 2022).

10.2	Amendment No. 2 to Subordinated Loan and Security Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 8, 2022).

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 8, 2022).

10.4	Contingent Values Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 8, 2022).

10.5	Kunal Chopra Separation Agreement dated as of March 30, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 1, 2022)

10.6	Brock Kowalchuk Offer Letter dated as of March 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 1, 2022)

10.7	Brock Kowalchuk Severance Agreement dated as of July 31, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 1, 2022)

10.8	Amended and Restated Common Stock Purchase Warrant, dated as of April 4, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 5, 2022)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KASPIEN HOLDINGS INC.

June 14, 2022	By: /s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer
(Principal Executive Officer)

June 14, 2022	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)