Form 10-Q
period 2022-07-30
Kaspien Holdings Inc.
filed 2022-09-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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

Common Stock, $.01 par value,
3,615,791 shares outstanding as of September 10, 2022
Kaspien Holdings Inc.

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

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	July 30,	January 29,	July 31,
	2022	2022	2021
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$1,309	$1,218	$2,570
Restricted cash	1,158	1,158	1,184
Accounts receivable	2,082	2,335	2,805
Merchandise inventory	29,363	29,277	25,024
Prepaid expenses and other current assets	618	649	1,056
Total current assets	34,530	34,637	32,639

Restricted cash	1,873	2,447	2,992
Fixed assets, net	2,357	2,335	2,301
Operating lease right-of-use assets	1,823	2,144	2,447
Intangible assets, net	-	-	218
Cash Surrender Value	3,768	4,154	4,277
Other assets	777	965	1,157
TOTAL ASSETS	$45,128	$46,682	$46,031

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,702	$6,271	$7,599
Short-term borrowings	3,855	9,966	-
Accrued expenses and other current liabilities	2,063	2,362	1,941
Current portion of operating lease liabilities	550	649	622
Total current liabilities	14,170	19,248	10,162

Operating lease liabilities	1,416	1,608	1,942
Long-term debt	8,548	4,356	5,526
Other long-term liabilities	13,788	14,185	15,721
TOTAL LIABILITIES	37,922	39,397	33,351

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 3,911,825, 3,902,985 and 3,902,985 shares issued, respectively)	39	39	39
Additional paid-in capital	263,723	359,220	359,016
Treasury stock at cost (771,514, 1,410,378 and 1,410,378 shares, respectively)	(125,906)	(230,170)	(230,170)
Accumulated other comprehensive loss	(910)	(910)	(2,007)
Accumulated deficit	(129,740)	(120,894)	(114,198)
TOTAL SHAREHOLDERS’ EQUITY	7,206	7,285	12,680
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,128	$46,682	$46,031

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021

Net revenue	$33,907	$34,890	$65,697	$75,507

Cost of sales	27,178	26,055	52,118	56,876
Gross profit	6,729	8,835	13,579	18,631
Selling, general and administrative expenses	10,201	10,210	20,719	20,868
Loss from operations	(3,472)	(1,375)	(7,140)	(2,237)
Interest expense	901	460	1,663	1,015
Other (income) loss	-	(1,963)	-	(1,963)
Income (loss) before income tax expense	(4,373)	128	(8,803)	(1,289)
Income tax expense	43	46	43	46
Net income (loss)	(4,416)	82	(8,846)	(1,335)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Basic income (loss) per common share	$(1.69)	$0.03	$(3.47)	$(0.56)

Weighted average number of common shares outstanding – basic	2,613	2,491	2,553	2,404

Diluted income (loss) per common share	$(1.69)	$0.03	$(3.47)	$(0.56)

Weighted average number of common shares outstanding – diluted	2,613	2,538	2,553	2,404

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021

Net income (loss)	$(4,416)	$82	$(8,846)	$(1,335)
Amortization of pension gain	-	-	-	-
Comprehensive income (loss)	$(4,416)	$82	$(8,846)	$(1,335)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Thirteen Weeks Ended July 30, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of April 30, 2022	3,903	(1,410)	$39	$360,738	$(230,170)	$(910)	$(125,324)	$4,375
Net income	-	-	-	-	-	-	(4,416)	(4,416)
Issuance of shares, net of expenses	-	638	-	(97,127)	104,264	-	-	7,137
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Amortization of unearned compensation/restricted stock amortization	-	-	-	71	-	-	-	71
Balance as of July 31, 2022	3,912	$(772)	$39	$263,723	$(125,906)	$(910)	$(129,740)	$7,206

	Twenty-Six Weeks Ended July 30, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net Loss	-	-	-	-	-	-	(8,846)	(8,846)
Issuance of shares, net of expenses	-	638	-	(97,127)	104,264	-	-	7,137
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Exercise of stock options	-	-	-	-	-	-	-	-
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Amortization of unearned compensation/restricted stock amortization	-	-	-	71	-	-	-	71
Balance as of July 31, 2022	3,912	(772)	$39	$263,723	$(125,906)	$(910)	$(129,740)	$7,206

	Thirteen Weeks Ended July 31, 2021
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of May 1, 2021	3,889	(1,410)	$39	$358,749	$(230,170)	$(2,007)	$(114,280)	$12,332
Net income	-	-	-	-	-	-	82	82
Other comprehensive income	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	-
Vested restricted shares	3	-	-	-	-	-	-	-
Exercise of stock options	2		-	51	-	-	-	51
Common stock issued- Director grants	9	-	1	184	-	-	-	184
Amortization of unearned compensation/restricted stock amortization	-	-	-	32	-	-	-	32
Balance as of July 31, 2021	3,903	$(1,410)	$39	$359,016	$(230,170)	$(2,007)	$(114,198)	$12,680

	Twenty-Six Weeks Ended July 31, 2021
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(1,335)	(1,335)
Issuance of warrants	138	-	1	-	(1)	-	-	-
Sales of shares, net of expense	417	-	4	12,227	-	-	-	12,231
Exercise of stock options	2	-	-	51	-	-	-	51
Common stock issued- Director grants	9	-	1	184	-	-	-	185
Amortization of unearned compensation/restricted stock amortization	-	-	-	59	-	-	-	59
Balance as of July 31, 2021	3,903	$(1,410)	$39	$359,016	$(230,170)	$(2,007)	$(114,198)	$12,680

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(8,846)	$(1,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	594	710
Amortization of intangible assets	-	514
Stock-based compensation	112	243
Amortization of ROU asset	321	295
Amortization of warrant interest	389	139
Interest on long term debt	612	386
Change in cash surrender value	386	(421)
Forgiveness of PPP Loan	-	(1,963)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	253	(88)
Merchandise inventory	(86)	(509)
Prepaid expenses and other current assets	32	(492)
Other long-term assets	188	185
Accounts payable	1,740	(1,294)
Accrued expenses and other current liabilities	(999)	(522)
Other long-term liabilities	(589)	(782)
Net cash used in operating activities	(5,893)	(4,934)

INVESTING ACTIVITIES:
Purchases of fixed assets	(616)	(743)
Net cash provided by (used in) investing activities	(616)	(743)

FINANCING ACTIVITIES:
Proceeds from long term borrowings	5,000	-
Proceeds from issuance of shares, net of expense	7,137	12,231
Proceeds from exercise of stock options	-	51
Payments of PPP loan	-	(76)
Payment of short term borrowings	(6,111)	(6,339)
Net cash provided by (used in) financing activities	6,026	5,867

Net increase (decrease) in cash, cash equivalents, and restricted cash	(483)	190
Cash, cash equivalents, and restricted cash, beginning of period	4,823	6,556
Cash, cash equivalents, and restricted cash, end of period	$4,340	$6,746
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$386	$295
Warrants issued with debt	$1,633	$-

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 30, 2022 and July 31, 2021
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

The Company incurred a net loss of $8.8 million and $1.3 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.  The increase in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $129.7 million as of July 30, 2022 and net cash used in operating activities for the twenty-six weeks ended July 30, 2022 was $5.9 million. Net cash used in operating activities for the twenty-six weeks ended July 31, 2021 was $4.9 million.

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

The unaudited condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 30, 2022 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 30, 2022, we had cash and cash equivalents of $1.3 million, net working capital of $20.4 million, and $3.9 in borrowings on our revolving credit facility, as further discussed below.

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. As of July 30, 2022 and July 31, 2021, the Company had no outstanding letters of credit. The Company had $7.7 million and $10.9 million available for borrowing under the Credit Facility as of July 30, 2022 and July 31, 2021, respectively.

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

Index
On March 2, 2022, the Loan Parties entered into Amendment No. 4 to the Loan Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other things, the Credit Facility was amended to permit the incurrence of the Additional Subordinated Loan (as defined below) under the Subordinated Loan Agreement (as defined below).

As of July 30, 2022, the Company had borrowings of $3.9 under the Credit Facility. The Company had no borrowing as of July 31, 2021.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of July 30, 2022, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

Index
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

Index
The Company has experienced increased inventory stock outs due to freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand for goods being sold on ecommerce marketplaces. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 29, 2022 contained in the Company’s Annual Report on Form 10-K filed April 29, 2022.  The results of operations for the thirteen weeks ended July 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.

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

Note 4. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien consist of  technology and tradenames. As of October 30, 2021, the intangible assets were fully amortized. Amortization expense of intangible assets for the thirteen weeks ended July 30, 2022 and July 31, 2021 consisted of the following:

	Thirteen Weeks Ended		Thirty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(amounts in thousands)	2022	2021	2022	2021

Amortized intangible assets:
Technology	$-	$97	$-	$194
Trade names and trademarks	-	160	-	320
Total amortization expense	$-	$257	$-	$514

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended July 30, 2022 and July 31, 2021 was $0.3 million and $0.7 million, respectively.

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $0.6 million and $1.2 million, respectively.

Index
Note 6. Restricted Cash

As a result of the death of its former Chairman, the Company holds $3.0 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $1.8 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of July 30, 2022.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	July 30,	January 29,	July 31,
	2022	2022	2021
Cash and cash equivalents	$1,309	$1,218	$2,570
Restricted cash	3,031	3,605	4,176
Total cash, cash equivalents and restricted cash	$4,340	$4,823	$6,746

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

As of July 30, 2022, the Company had borrowings of $3.9 under the Credit Facility. The Company had no borrowing as of July 31, 2021. As of July 30, 2022, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien. On September 17, 2021, the Loan Parties entered into Amendment No. 1 to the Subordinated Loan Agreement which extended the maturity of the loan to March 31, 2024. As of July 30, 2022, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of July 30, 2022, 7,539 warrants remain outstanding.

The value of the warrants of $0.7 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.2 million of which was unamortized as of July 30, 2022.

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

Index
In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to warrants to purchase up to 320,000 shares of common stock of the Company (subject to adjustment in accordance with the terms of the Warrants, the “Warrant Shares”) at an exercise price of $0.01 per share.  The Warrants are exercisable during the period commencing on March 2, 2022 and ending on the earlier of (a) 5:00 p.m. Eastern Standard Time on the five (5)-year anniversary thereof, or if such day is not a business day on the next succeeding business day, or (b) the occurrence of certain consolidations, mergers or similar extraordinary events involving the Company. As of July 30, 2022, all of the warrants remain outstanding.

The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $1.3 million was unamortized as of July 30, 2022. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

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
Equity awards authorized for issuance under the New Plan total 250,000. As of July 30, 2022, of the awards authorized for issuance under the Stock Award Plans, 69,259 options were granted and are outstanding, 30,059 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of July 30, 2022 were 142,596.

The following table summarizes stock award activity during the thirteen weeks ended July 30, 2022:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 29, 2022	85,965	$13.41	7.5	90,000	$15.39
Granted	18,750	6.16	9.9	9,000	4.59
Forfeited	(17,880)	6.50	9.1	(56,500)	13.79
Canceled	(17,306)	15.56	-	-	-
Exercised	-	-	-	(9,000)	4.59
Balance July 30, 2022	69,529	$11.28	8.2	33,500	$18.08
Exercisable July 30, 2022	30,059	$18.70	7.1	-	$-

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of July 30, 2022, the intrinsic value of stock awards outstanding and stock awards exercisable was $0.

Index
Note 9. Shareholders’ Equity

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with a single institutional investor for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) or pre-funded warrants, with each pre-funded warrant exercisable for one share of Common Stock (the “Pre-Funded Warrants”), and warrants exercisable for one share of Common Stock (the “Investor Warrants”). Pursuant to the PIPE Purchase Agreement, the Company has agreed to issue and sell 1,818,182 shares (the “Shares”) of its Common Stock or Pre-Funded Warrants in lieu thereof together with Investor Warrants to purchase up to 2,457,160 shares of Common Stock. Each share of Common Stock and accompanying Investor Warrant will be sold together at a combined offering price of $3.30 per share.

The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The Investor Warrants have an exercise price of $3.13 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Investor Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions.

The Private Placement closed on July 14, 2022. The Company received approximately $6 million in gross proceeds from the Private Placement, before deducting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the private placement for working capital and other general corporate purposes.

On July 12, 2022, the Company also entered into a Securities Purchase Agreement (the “Registered Purchase Agreement”) with a single institutional investor, pursuant to which the Company agreed to issue and sell 638,978 shares (the “Registered Shares”) of its Common Stock or Pre-Funded Warrants in lieu thereof, with each Pre-Funded Warrant exercisable for one share of Common Stock (the “Offering”). The Company received approximately $2 million in gross proceeds from the Offering, before deducting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the private placement for working capital and other general corporate purposes.

The Pre-Funded Warrants rare immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of July 30, 2022 all Pre-Funded Warrants related to the Offering have been exercised.

Net proceeds from the Private Placement and the Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company of $0.9 million, were approximately $7.1 million.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, as of July 30, 2022:
Exercise	Number
Price	Outstanding
$0.001	1,818,182
$0.01	327,539
$0.125	2,457,160
4,602,881

Subsequent to July 30, 2022 an additional 470,135 warrants have been exercised.

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

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended July 30, 2022, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2022.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(amounts in thousands)	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021

Interest cost	$89	$63	$178	$126
Net periodic pension cost	$89	$63	$178	$126

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

For the thirteen-week period ended July 30, 2022 and the twenty-six week periods ended July 30, 2022 and July 31, 2021, the impact of all outstanding stock awards was not considered because the Company reported net losses in those periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the twenty-six weeks ended July 31, 2021 and thirteen and twenty-six weeks ended July 30, 2022 were approximately 0.1 million shares for both periods.

For the thirteen-week period ended July 31, 2021, the dilutive effect of employee stock options was 47,207 shares.

For the thirteen-week and twenty-six periods ended July 30, 2022, the impact of all outstanding warrants was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive warrants for the thirteen weeks and twenty-six week periods ended July 30, 2022 were approximately 4.6 million shares for both periods.

Index
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

On February 17, 2022, CA Washington, LLC (“CA”) filed a lawsuit against Kaspien, Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA Washington, LLC claims that Kaspien, Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. There is no determination of outcome, thus no contingencies are recognized as of the reporting date.

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

We are guided by 5 core principles:

●	We are partner obsessed. Our customers are our partners. Every decision is focused on building mutually beneficial relationships that deliver results.

●	We are insights driven. We make data actionable. Our curiosity drives us to discover opportunities early and often.

●	We create simplicity. We challenge the status quo. We take the complicated and simplify it.

●	We take ownership. We make things happen. We hold ourselves accountable and have a bias for action.

●	We empower each other. We welcome and learn from diverse experiences. Our empathy ignites innovation and empowers meaningful change.

The Company’s results have been, and will continue to be, contingent upon management’s ability to understand industry trends and to manage the business in response to those trends and general economic trends. Management monitors several key performance indicators to evaluate its performance, including:

Index
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

Index
RESULTS OF OPERATIONS

Thirteen Weeks and Twenty-Six Ended July 30, 2022
Compared to the Thirteen Weeks and Twenty-Six Ended July 31, 2021

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 30, 2022	July 31, 2021	$	%	July 30, 2022	July 31, 2021	$	%

Net Revenue	$33,907	$34,890	$(983)	-2.8%	$65,697	$75,507	$(9,810)	-13.0%

Gross profit	6,729	8,835	(2,106)	-23.8%	13,579	18,631	(5,052)	-27.1%
% to sales	19.8%	25.3%			20.7%	24.7%

Net Revenue. Net revenue was $33.9 million for the thirteen weeks ended July 30, 2022 a 2.8% decrease from the comparable prior year period. Net revenue was $65.7 million for the twenty-six weeks ended July 30, 2022 a 13.0% decrease from the comparable prior year period.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.3% of net revenue in the thirteen weeks ended July 30, 2022. The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Total active partner count as of July 30, 2022 was approximately 172, including 150 retail partners and 22 subscription (Agency and Software as a Service) partners.

Platform GMV for the three months ended July 30, 2022 was $72.4 million as compared to $63.5 million for the three months ended July 31, 2021.  Retail GMV decreased 2.5% to $35.7 million compared to $36.6 million in the comparable year-ago period. Subscription GMV increased 36.4% to $36.7 million, or 50.7% of total GMV, compared to $26.9 million, or 42.4% of total GMV, in the comparable year-ago period.

	Thirteen weeks ended					Twenty-six weeks ended
	July 30, 2022		July 31, 2021		Change	July 30, 2022		Jul 31, 2021		Change
Amazon US	$31,978	94.3%	$32,642	93.6%	-2.0%	$61,598	93.8%	$70,158	92.9%	-12.2%
Amazon International	992	2.9%	1,289	3.7%	-23.0%	2,279	3.5%	3,557	4.7%	-35.9%
Other Marketplaces	350	1.0%	507	1.5%	-31.0%	780	1.2%	885	1.2%	-11.9%
Subtotal Retail as a Service	33,320	98.3%	34,438	98.7%	-3.2%	64,657	98.4%	74,600	98.8%	-13.3%
Subscriptions	587	1.7%	452	1.3%	29.8%	1,040	1.6%	907	1.2%	14.7%
Net revenue	$33,907	100.0%	$34,890	100.0%	-2.8%	$65,697	100.0%	$75,507	100.0%	-13.0%

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

Index
	Thirteen Weeks Ended		Change		Twenty six Weeks		Change
(amounts in thousands)	July 30, 2022	July 31, 2021	$	%	July 30, 2022	Jul 31, 2021	$	%

Merchandise margin	$14,121	$15,936	$(1,815)	-11.4%	$28,167	$34,656	$(6,489)	-18.7%
% of net revenue	41.6%	45.7%	4.1%		42.9%	45.9%	-3.0%

Fulfillment fees	(4,655)	(5,393)	738	-13.7%	(9,222)	(11,843)	2,621	-22.1%
Warehousing and freight	(2,739)	(1,708)	(1,031)	60.4%	(5,366)	(4,182)	(1,184)	28.3%
Gross profit	$6,727	$8,835	$(2,108)	-23.9%	$13,579	$18,631	$(5,052)	-27.1%
% of net revenue	19.8%	25.3%			20.7%	24.7%

Gross profit was $6.7 million for the thirteen weeks ended July 30, 2022, as compared to $8.8 million for the comparable prior year period. The decrease in gross profit was primarily attributable to a reduction in net revenue on the Amazon US Platform, a decrease in merchandise margin and an increase in warehousing and freight expenses. Gross profit as a percentage of net revenue was 19.8% as compared to 25.3% for the thirteen weeks ended July 31, 2022. Merchandise margin for the thirteen-week period ending July 30, 2022 was 41.6% as compared to 42.9% for the comparable prior year period.

Gross profit for the twenty-six weeks ended July 30, 2022 was $13.6 million, or 20.7% of net revenue, as compared to $18.6 million, or 24.7% of net revenue for the comparable prior year period as increased net revenue was offset by higher warehousing and freight expenses.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 30, 2022	July 31, 2021	$	%	July 30, 2022	July 31, 2021	$	%

Selling expenses	$4,876	$5,085	$(209)	-4.1%	$9,477	$10,991	$(1,514)	-13.8%
General and administrative expenses	5,325	5,125	200	3.9%	11,242	9,877	1,365	13.8%
Total SG&A expenses	$10,201	$10,210	$(9)	-0.1%	$20,719	$20,868	$(149)	-0.7%

As a % of total revenue	30.1%	29.3%			31.5%	27.6%

For the thirteen weeks ended July 30, 2022, SG&A were $10.2 million, the same level as the comparable prior year period. Selling expenses decreased $0.2 million for the thirteen weeks ended July 30, 2022. General and administrative expenses increased $0.2 million for the thirteen weeks ended July 30, 2022.

Index
Consolidated depreciation and amortization expense for the thirteen weeks ended July 30, 2022 was $0.3 million as compared to $0.6 million for the comparable prior year period.

For the twenty-six weeks ended July 30, 2022, SG&A were $20.7 million as compared to $20.9 million for the comparable prior year period. Selling expenses decreased $1.5 million for the twenty-six weeks ended July 30, 2022. General and administrative expenses increased $1.3 million for the twenty-six weeks ended July 31, 2021.

Consolidated depreciation and amortization expense for the twenty-six weeks ended July 31, 2021 was $0.5 million as compared to $1.2 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.9 million for the thirteen weeks ended July 30, 2022 compared to $0.5 million for the thirteen weeks ended July 31, 2021.  The increase in interest expense was due to increased short and long-term borrowings.

Interest expense was $1.7 million for the twenty-six weeks ended July 30, 2022 compared to $1.0 million for the twenty-six weeks ended July 31, 2021.  The increase in interest expense was due to increased short and long-term borrowings.  See Note 7 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets  As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended July 30, 2022 and July 31, 2021.

Net Loss. The net loss for the thirteen weeks ended July 30, 2022 was $4.4 million as compared to net income of $0.1 million for the comparable prior year period.  The net loss for the twenty-six weeks ended July 30,2022 was $8.8 million as compared to a net loss of $1.3 million for the comparable prior year period.

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

Index
The Company incurred a net loss of $8.8 million and $1.3 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.  The increase in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $129.7 million as of July 30, 2022 and net cash used in operating activities for the twenty-six weeks ended July 30, 2022 was $5.9 million. Net cash used in operating activities for the twenty-six weeks ended July 31, 2021 was $2.5 million.

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

The unaudited condensed consolidated financial statements for the thirteen weeks ended July 30, 2022 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 30, 2022, we had cash and cash equivalents of $1.3 million, net working capital of $20.4 million, and $3.9 million in borrowings on our revolving credit facility, as further discussed below. As of July 30, 2022 and July 31, 2021, the Company had no outstanding letters of credit. The Company had $7.7 million and $10.9 million available for borrowing under the Credit Facility as of July 30, 2022 and July 31, 2021, respectively.

Index
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

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with a single institutional investor for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) or pre-funded warrants, with each pre-funded warrant exercisable for one share of Common Stock (the “Pre-Funded Warrants”), and warrants exercisable for one share of Common Stock (the “Investor Warrants”). Pursuant to the PIPE Purchase Agreement, the Company has agreed to issue and sell 1,818,182 shares (the “Shares”) of its Common Stock or Pre-Funded Warrants in lieu thereof together with Investor Warrants to purchase up to 2,457,160 shares of Common Stock. Each share of Common Stock and accompanying Investor Warrant will be sold together at a combined offering price of $3.30 per share.

The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of July 30, 2022 all Pre-Funded Warrants have been exercised.

The Investor Warrants have an exercise price of $3.13 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Investor Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions.

The Private Placement closed on July 14, 2022. The gross proceeds to the Company from the Private Placement, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $7.1 million. The Company intends to use the net proceeds from the private placement for working capital and other general corporate purposes.

Index
The following table sets forth a summary of key components of cash flow and working capital:

		As of or for the
		Twenty-Six Weeks Ended		Change
(amounts in thousands)		July 30,	July 31,
		2022	2021	$
Operating Cash Flows		$(5,893)	$(4,934)	$(959)
Investing Cash Flows		(616)	(743)	127
Financing Cash Flows		6,026	5,867	159

Capital Expenditures(1)		(616)	(743)	127

Cash, Cash Equivalents, and Restricted Cash	(2)	4,340	6,746	(2,406)
Merchandise Inventory (2)		26,672	25,024	1,648

(1) Included in Investing Cash Flows

(2) Cash and cash equivalents per condensed consolidated balance sheets		$1,309	$2,570	$(1,261)
Add: restricted cash		3,031	4,176	(1,145)
Cash, cash equivalents, and restricted cash		$4,340	$6,746	$(2,406)

Cash used in operations was $5.9 million for the twenty-six weeks ended July 30, 2022, primarily due to net loss of $8.8 million, a decrease of $0.9 million in accrued expenses and a decrease of $0.6 million decrease in other long-term liabilities, net of a $1.7 million increase in accounts payable.

Cash used by investing activities was $0.6 million  and $0.7 million for the twenty-six weeks periods ended July 30, 2022 and July 31, 2021, which consisted entirely of capital expenditures.

Cash provided by financing activities was $6.0 million for the twenty-six weeks ended July 30, 2022.  The primary source of cash was $5.0 million raised from the issuance of subordinated debt and $7.1 million from the Private Placement offering partially offset by the payment of short-term borrowings of $6.1 million.

Cash provided by financing activities was $5.9 million for the thirteen weeks ended July 31, 2021.  The primary source of cash was an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The net proceeds of the offering were approximately $12.2 million.  The Company used $6.3 million of the proceeds to pay down its Credit Facility.

Capital Expenditures.  During the thirteen weeks ended July 30, 2022, the Company made capital expenditures of $0.6 million. The Company currently plans to spend approximately $1.0 million for capital expenditures during fiscal 2022.

Index
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

(a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 30, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 17, 2022, CA Washington, LLC (“CA”) filed a lawsuit against Kaspien, Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA Washington, LLC claims that Kaspien, Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. There is no determination of outcome, thus no contingencies are recognized as of the reporting date.

AWAITING LANGUAGE FROM THE ATTORNEY

Item 1A –	Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Index
Item 3 –	Defaults Upon Senior Securities

None.

Item 4 –	Mine Safety Disclosure

Not Applicable.

Item 5 –	Other Information

None.

Item 6 –	Exhibits

1.	Exhibits -

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Kaspien Holdings Inc., dated March 8, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated March 8, 2022).

3.2	Amendment No. 4 to Bylaws of Kaspien Holdings Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K dated August 2, 2022).

Index
10.1	Engagement Agreement dated July 11, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2022).

10.2	Securities Purchase Agreement (PIPE), dated July 12, 2022, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated July 14, 2022).

10.3
Securities Purchase Agreement (Registered Offering), dated July 12, 2022, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 14, 2022).

10.4	Form of Investor Warrant (PIPE) (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated July 14, 2022).

10.5	Form of Pre-Funded Warrant (PIPE) (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated July 14, 2022).

10.6	Form of Pre-Funded Warrant (Registered Offering) (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated July 14, 2022).

10.7	Registration Rights Agreement, dated July 12, 2022, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated July 14, 2022).

10.8	Form of Lockup Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K dated July 14, 2022).

10.9	Voting Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2022).

10.10	2005 Long Term Incentive and Share Award Plan, as amended and restated August 2, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2022).

Index
10.11	Form of Pre-Funded Warrant (Registered Offering) (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated July 14, 2022)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KASPIEN HOLDINGS INC.

September 13, 2022	By: /s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer
(Principal Executive Officer)

September 13, 2022	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)