Form 10-Q
period 2022-10-29
Kaspien Holdings Inc.
filed 2022-12-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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

Common Stock, $.01 par value,
4,964,753 shares outstanding as of December 10, 2022
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

Index

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	October 29,	January 29,	October 30,
	2022	2022	2021
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$769	$1,218	$1,754
Restricted cash	1,158	1,158	1,158
Accounts receivable	2,796	2,335	2,566
Merchandise inventory	37,353	29,277	30,248
Prepaid expenses and other current assets	706	649	760
Total current assets	42,782	34,637	36,486

Restricted cash	1,601	2,447	2,732
Fixed assets, net	2,140	2,335	2,251
Operating lease right-of-use assets	1,678	2,144	2,284
Cash Surrender Value	3,563	4,154	4,413
Other assets	682	965	1,074
TOTAL ASSETS	$52,446	$46,682	$49,240

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$12,648	$6,271	$6,743
Short-term borrowings	9,494	9,966	5,858
Accrued expenses and other current liabilities	1,962	2,362	2,685
Current portion of operating lease liabilities	634	649	636
Total current liabilities	24,738	19,248	15,922

Operating lease liabilities	1,253	1,608	1,764
Long-term debt	9,163	4,356	4,161
Other long-term liabilities	13,590	14,185	15,515
TOTAL LIABILITIES	48,744	39,397	37,362

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 5,321,985, 3,902,985 and 3,902,985 shares issued, respectively)	53	39	39
Additional paid-in capital	213,992	359,220	359,100
Treasury stock at cost (467,069, 1,410,378 and 1,410,378 shares, respectively)	(76,132)	(230,170)	(230,170)
Accumulated other comprehensive loss	(910)	(910)	(2,007)
Accumulated deficit	(133,301)	(120,894)	(115,084)
TOTAL SHAREHOLDERS’ EQUITY	3,702	7,285	11,878
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,446	$46,682	$49,240

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021

Net revenue	$29,145	$32,172	$94,843	$107,680

Cost of sales	22,570	24,168	74,688	81,044
Gross profit	6,575	8,004	20,155	26,636
Selling, general and administrative expenses	9,255	10,018	29,975	30,886
Loss from operations	(2,680)	(2,014)	(9,820)	(4,250)
Interest expense	881	439	2,544	1,455
Other income	-	(1,567)	-	(3,530)
Loss before income tax expense	(3,561)	(886)	(12,364)	(2,175)
Income tax expense	-	-	43	46
Net loss	$(3,561)	$(886)	$(12,407)	$(2,221)
BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per common share	$(0.92)	$(0.36)	$(4.15)	$(0.92)

Weighted average number of common shares outstanding – basic and diluted	3,865	2,491	2,990	2,404

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021

Net loss	$(3,561)	$(886)	$(12,407)	$(2,221)
Amortization of pension gain	-	-	-	-
Comprehensive loss	$(3,561)	$(886)	$(12,407)	$(2,221)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Thirteen Weeks Ended October 29, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of July 30, 2022	3,912	(772)	$39	$263,723	$(125,906)	$(910)	$(129,740)	$7,206
Net loss	-	-	-	-	-	-	(3,561)	(3,561)
Issuance of shares, net of expenses	-	-	-	-	-	-	-	-
Exercise of warrants	1,403	305	14	(49,788)	49,774	-	-	-
Common stock issued-Restricted share units	7	-	-	1	-	-	-	1
Amortization of unearned compensation/restricted stock amortization	-	-	-	57	-	-	-	57
Balance as of October 29, 2022	5,322	(467)	$53	$213,992	$(76,132)	$(910)	$(133,301)	$3,702

	Thirty-Nine Weeks Ended October 29, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net loss	-	-	-	-	-	-	(12,407)	(12,407)
Issuance of shares, net of expenses	-	638	-	(97,127)	104,264	-	-	7,137
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Exercise of warrants	1,403	305	14	(49,788)	49,774	-	-	-
Vested restricted of shares	7	-	-	1	-	-	-	1
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Amortization of unearned compensation/restricted stock amortization	-	-	-	128	-	-	-	128
Balance as of October 29, 2022	5,322	(467)	$53	$213,992	$(76,132)	$(910)	$(133,301)	$3,702

	Thirteen Weeks Ended October 30, 2021
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of July 31, 2021	3,903	(1,410)	$39	$359,016	$(230,170)	$(2,007)	$(114,198)	$12,680
Net loss	-	-	-	-	-	-	(886)	(886)
Amortization of unearned compensation/restricted stock amortization	-	-	-	84	-	-	-	84
Balance as of October 30, 2021	3,903	(1,410)	$39	$359,100	$(230,170)	$(2,007)	$(115,084)	$11,878

	Thirty-Nine Weeks Ended October 30, 2021
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net loss	-	-	-	-	-	-	(2,221)	(2,221)
Issuance of warrants	138	-	2	-	(1)	-	-	1
Sales of shares, net of expense	417	-	4	12,227	-	-	-	12,231
Exercise of stock options	2	-	-	51	-	-	-	51
Common stock issued- Director grants	9	-	-	184	-	-	-	184
Amortization of unearned compensation/restricted stock amortization	-	-	-	143	-	-	-	143
Balance as of October 30, 2021	3,903	(1,410)	$39	$359,100	$(230,170)	$(2,007)	$(115,084)	$11,878

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	October 29,	October 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(12,407)	$(2,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	961	1,064
Amortization of intangible assets	-	732
Stock-based compensation	169	327
Amortization of ROU asset	466	458
Amortization of warrant interest	766	191
Interest on long term debt	849	570
Change in cash surrender value	591	(557)
Forgiveness of PPP Loan	-	(1,963)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(461)	150
Merchandise inventory	(8,075)	(5,732)
Prepaid expenses and other current assets	(56)	(196)
Other long-term assets	283	268
Accounts payable	6,377	(2,150)
Accrued expenses and other current liabilities	(706)	236
Other long-term liabilities	(951)	(1,167)
Net cash used in operating activities	(12,194)	(9,990)

INVESTING ACTIVITIES:
Purchases of fixed assets	(766)	(1,046)
Net cash provided by (used in) investing activities	(766)	(1,046)

FINANCING ACTIVITIES:
Proceeds from long term borrowings	5,000	-
Proceeds from issuance of shares, net of expense	7,137	12,231
Proceeds from exercise of stock options	-	51
Payments of PPP loan	-	(76)
Payment of short term borrowings	(9,966)	(6,339)
Payments of long term borrowings	-	(1,600)
Proceeds from short term borrowings	9,494	5,858
Net cash provided by (used in) financing activities	11,665	10,125

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,295)	(911)
Cash, cash equivalents, and restricted cash, beginning of period	4,823	6,555
Cash, cash equivalents, and restricted cash, end of period	$3,528	$5,644
Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$461	$295
Warrants issued with debt	$1,633	$-

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 29, 2022 and October 30, 2021
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

The Company incurred a net loss of $12.4 million and $2.2 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.  The increase in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $133.3 million as of October 29, 2022 and net cash used in operating activities for the thirty-nine weeks ended October 29, 2022 was $12.2 million. Net cash used in operating activities for the thirty-nine weeks ended October 30, 2021 was $10.0 million.

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

The unaudited condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 29, 2022 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of October 29, 2022, we had cash and cash equivalents of $0.8 million, net working capital of $18.0 million, and $9.5 in borrowings on our revolving credit facility, as further discussed below.

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. As of October 29, 2022 and October 30, 2021, the Company had no outstanding letters of credit. The Company had $5.2 million and $10.9 million available for borrowing under the Credit Facility as of October 29, 2022 and October 30, 2021, respectively.

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

On November 1, 2022, the Loan Parties entered into Amendment No. 5 to the loan agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the Credit Facility was amended to replace LIBOR with the Secured Overnight Funding Rate (“SOFR”).

As of October 29, 2022 and October 30, 2021, the Company had borrowings of $9.5 and $5.9 million under the Credit Facility, respectively.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of October 29, 2022, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 14, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due of $2.0 million. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during fiscal 2021.

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

Impact of COVID-19

The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets, which are highly uncertain and cannot be predicted at this time. Our leadership team believes we have the necessary controls in place to mitigate these impacts.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 29, 2022 contained in the Company’s Annual Report on Form 10-K filed April 29, 2022.  The results of operations for the thirteen and thirty-nine weeks ended October 29, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.

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

Note 4. Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien consist of  technology and tradenames. As of October 30, 2021, the intangible assets were fully amortized. Amortization expense of intangible assets for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 consisted of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
(amounts in thousands)	2022	2021	2022	2021

Amortized intangible assets:
Technology	$-	$65	$-	$259
Trade names and trademarks	-	153	-	473
Total amortization expense	$-	$218	$-	$732

Note 5. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended October 29, 2022 and October 30, 2021 was $0.4 million and $0.6 million, respectively.

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $1.0 million and $1.8 million, respectively.

Note 6. Restricted Cash

As a result of the death of its former Chairman, the Company holds $2.8 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $1.6 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of October 29, 2022.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	October 29,	January 29,	October 30,
	2022	2022	2021
Cash and cash equivalents	$769	$1,218	$1,754
Restricted cash	2,759	3,605	3,890
Total cash, cash equivalents and restricted cash	$3,528	$4,823	$5,644

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

Index
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

On November 1, 2022, the Loan Parties entered into Amendment No. 5 to the Loan Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the Credit Facility was amended to replace LIBOR with the Secured Overnight Funding Rate (“SOFR”).

As of October 29, 2022, the Company had borrowings of $9.5 million under the Credit Facility. The Company had borrowings of $5.9 million as of October 30, 2021. As of October 29, 2022, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Subordinated Loan Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien. On September 17, 2021, the Loan Parties entered into Amendment No. 1 to the Subordinated Loan Agreement which extended the maturity of the loan to March 31, 2024. As of October 29, 2022, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of October 29, 2022, 7,539 warrants remain outstanding.

The value of the warrants of $0.7 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.2 million of which was unamortized as of October 29, 2022.

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

Index
In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to warrants to purchase up to 320,000 shares of common stock of the Company (subject to adjustment in accordance with the terms of the Warrants, the “Warrant Shares”) at an exercise price of $0.01 per share.  The Warrants are exercisable during the period commencing on March 2, 2022 and ending on the earlier of (a) 5:00 p.m. Eastern Standard Time on the five (5)-year anniversary thereof, or if such day is not a business day on the next succeeding business day, or (b) the occurrence of certain consolidations, mergers or similar extraordinary events involving the Company. As of October 29, 2022, all of the warrants remain outstanding.

The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $1.1 million was unamortized as of October 29, 2022. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

Paycheck Protection Program
On April 17, 2020, Kaspien received loan proceeds of $2.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On June 14, 2021, the Small Business Administration (“SBA”) approved the Company’s application for forgiveness of the PPP Loan. The amount of the forgiveness was $1.9 million in principal and interest, which was the amount requested in the forgiveness application and was less than the original principal balance due of $2.0 million. Following the grant of forgiveness, an outstanding balance of $76,452 was paid during fiscal 2021.

Note 8. Stock Based Compensation

The Company has outstanding awards under three employee stock award plans, the 2005 Long Term Incentive and Share Award Plan, the Amended and Restated 2005 Long Term Incentive and Share Award Plan (the “Old Plans”); and 2005 Long Term Incentive and Share Award Plan, as amended and restated on August 2, 2022 (the “New Plan”). Collectively, these plans are referred to herein as the Stock Award Plans. The Company no longer issues stock options under the Old Plans.
Equity awards authorized for issuance under the New Plan total 500,000. As of October 29, 2022, of the awards authorized for issuance under the Stock Award Plans, 70,364 options were granted and are outstanding, 25,294 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of October 29, 2022 were 497,000.

The following table summarizes stock award activity during the thirteen weeks ended October 29, 2022:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 29, 2022	85,965	$13.41	7.5	90,000	$15.39
Granted	21,750	5.57	9.9	9,000	4.59
Forfeited	(20,045)	9.31	9.1	(63,500)	14.08
Canceled	(17,306)	15.56	-	-	-
Exercised	-	-	-	(12,000)	10.77
Balance October 29, 2022	70,364	$10.23	7.6	23,500	$17.69
Exercisable October 29, 2022	25,294	$18.70	6.2	-	$-

 (1) Other Share Awards include restricted share units granted to employees and directors.

As of October 29, 2022, the intrinsic value of stock awards outstanding and stock awards exercisable was $0.

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

The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of October 29, 2022 109,416 Pre-Funded Warrants related to the Offering remain outstanding.

Net proceeds from the Private Placement and the Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company of $0.9 million, were approximately $7.1 million.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, as of October 29, 2022:
Exercise	Number
Price	Outstanding
$0.001	109,416
$0.01	327,539
$0.125	2,457,160
2,894,115

Index
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

Note 11. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended October 29, 2022, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2022.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021

Interest cost	$89	$63	$267	$189
Net periodic pension cost	$89	$63	$267	$189

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

For the thirteen- and thirty-nine-week periods ended October 29, 2022 and October 30, 2021, the impact of all outstanding stock awards was not considered because the Company reported net losses in those periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same. Total anti-dilutive stock awards for the thirteen and thirty-nine weeks ended October 29, 2022 were approximately 0.1 million shares.

For the thirteen-week and thirty-nine periods ended October 29, 2022, the impact of all outstanding warrants was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same. Total anti-dilutive warrants for the thirteen- and thirty -nine week periods ended October 29, 2022 were approximately 2.9 million shares.

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

On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve is seeking $774,000 in damages. Kaspien denies that it breached the agreement. Moreover, on July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement.  Kaspien subsequently filed additional counterclaims against Vijuve for fraud and negligent misrepresentation. Kaspien is seeking at least $229,000 from Vijuve. A trial on all of the parties’ claims is scheduled for September 18, 2023. There is no determination of outcome, thus no contingencies are recognized as of the reporting date.

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
October 29, 2022 and October 30, 2021

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold, and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 29, 2022.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 2022
Compared to the Thirteen Weeks Ended October 30, 2021

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Thirty-Nine Weeks Ended		Change
(amounts in thousands)	October 29, 2022	October 30, 2021	$	%	October 29, 2022	October 30, 2021	$	%

Net Revenue	$29,145	$32,172	$(3,027)	-9.4%	$94,843	$107,680	$(12,837)	-11.9%

Gross profit	6,575	8,004	(1,429)	-17.9%	20,155	26,636	(6,481)	-24.3%
% to sales	22.6%	24.9%			21.3%	24.7%

Net Revenue. Net revenue was $29.1 million for the thirteen weeks ended October 29, 2022 a 9.4% decrease from the comparable prior year period. Net revenue was $94.8 million for the thirty-nine weeks ended October 29, 2022 a 11.9% decrease from the comparable prior year period.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 96% of net revenue in the thirteen weeks ended October 29, 2022. The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Total active partner count as of October 29, 2022 was approximately 150, including 132 retail partners and 18 subscription partners.

Platform GMV for the three months ended October 29, 2022 was $63.9 million as compared to $63.5 million for the three months ended October 30, 2021.  Retail GMV decreased 7.8% to $30.4 million compared to $33.0 million in the comparable year-ago period. Subscription GMV increased 9.7% to $33.5 million, or 52.4% of total GMV, compared to $30.5 million, or 47.6% of total GMV, in the comparable year-ago period.

Index
	Thirteen weeks ended					Thirty-nine weeks ended
	October 29, 2022		October 30, 2021		Change	October 29, 2022		October 30, 2021		Change
Amazon US	$27,883	95.7%	$30,423	94.6%	-8.3%	$89,480	94.3%	$100,581	93.4%	-11.0%
Amazon International	528	1.8%	738	2.3%	-28.5%	2,807	3.0%	4,295	4.0%	-34.6%
Other Marketplaces	350	1.2%	543	1.7%	-35.5%	1,131	1.2%	1,428	1.3%	-20.8%
Subtotal Retail as a Service	28,761	98.7%	31,704	98.5%	-9.3%	93,418	98.5%	106,304	98.7%	-12.1%
Subscriptions	384	1.3%	468	1.5%	-17.9%	1,425	1.5%	1,376	1.3%	3.6%
Net revenue	$29,145	100.0%	$32,172	100.0%	-9.4%	$94,843	100.0%	$107,680	100.0%	-11.9%

Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks		Change
(amounts in thousands)	October 29, 2022	October 30, 2021	$	%	October 29, 2022	October 30, 2021	$	%

Merchandise margin	$12,691	$14,653	$(1,962)	-13.4%	$40,858	$49,309	$(8,451)	-17.1%
% of net revenue	43.5%	45.5%	-2.0%		43.1%	45.8%	-2.7%

Fulfillment fees	(3,888)	(4,375)	487	-11.1%	(13,110)	(16,218)	3,108	-19.2%
Warehousing and freight	(2,228)	(2,274)	46	-2.0%	(7,593)	(6,455)	(1,138)	17.6%
Gross profit	$6,575	$8,004	$(1,429)	-17.9%	$20,155	$26,636	$(6,481)	-24.3%

% of net revenue	22.6%	24.9%			21.3%	24.7%

Gross profit was $6.6 million for the thirteen weeks ended October 29, 2022, as compared to $8.0 million for the comparable prior year period. The decrease in gross profit was primarily attributable to a reduction in net revenue on the Amazon US Platform and a decrease in merchandise margin. Gross profit as a percentage of net revenue for the thirteen weeks ended October 29, 2022 was 22.6% as compared to 24.9% for the thirteen weeks ended October 30, 2021. Merchandise margin for the thirteen-week period ending October 29, 2022 was 43.5% as compared to 45.5% for the comparable prior year period.

Gross profit for the thirty-nine weeks ended October 29, 2022 was $20.2 million, or 21.3% of net revenue, as compared to $26.6 million, or 24.7% of net revenue for the comparable prior year period as increased net revenue was offset by higher warehousing and freight expenses.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Thirty-Nine Weeks Ended		Change
(amounts in thousands)	October 29, 2022	October 30, 2021	$	%	October 29, 2022	October 30, 2021	$	%

Selling expenses	$4,206	$4,580	$(374)	-8.2%	$13,683	$15,571	$(1,888)	-12.1%
General and administrative expenses	5,049	5,438	(389)	-7.2%	16,292	15,315	977	6.4%
Total SG&A expenses	$9,255	$10,018	$(763)	-7.6%	$29,975	$30,886	$(911)	-2.9%

As a % of total revenue	31.8%	31.1%			31.6%	28.7%

For the thirteen weeks ended October 29, 2022, SG&A expenses were $9.3 million as compared to $10.0 million for the prior year period. Selling expenses decreased $0.4 million for the thirteen weeks ended October 29, 2022 as compared to the prior year period. General and administrative expenses decreased $0.4 million for the thirteen weeks ended October 29, 2022.

Index
Consolidated depreciation and amortization expense for the thirteen weeks ended October 29, 2022 was $0.4 million as compared to $0.6 million for the comparable prior year period.

For the thirty-nine weeks ended October 29, 2022, SG&A were $30.0 million as compared to $30.9 million for the comparable prior year period. Selling expenses decreased $1.9 million for the thirty-nine weeks ended October 29, 2022. General and administrative expenses increased $1.0 million for the thirty-nine weeks ended October 30, 2021.

Consolidated depreciation and amortization expense for the thirty-nine weeks ended October 30, 2021 was $1.0 million as compared to $1.8 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.9 million for the thirteen weeks ended October 29, 2022 compared to $0.4 million for the thirteen weeks ended October 30, 2021.  The increase in interest expense was due to increased short and long-term borrowings.

Interest expense was $2.5 million for the thirty-nine weeks ended October 29, 2022 compared to $1.5 million for the thirty-nine weeks ended October 30, 2021.  The increase in interest expense was due to increased short and long-term borrowings.  See Note 7 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets  As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended October 29, 2022 and October 30, 2021.

Net Loss. The net loss for the thirteen weeks ended October 29, 2022 was $3.6 million as compared to a net loss of $0.9 million for the comparable prior year period.

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

The Company incurred a net loss of $12.4 million and $2.2 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.  The increase in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $133.3 million as of October 29, 2022 and net cash used in operating activities for the thirty-nine weeks ended October 29, 2022 was $12.2 million. Net cash used in operating activities for the thirty-nine weeks ended October 30, 2021 was $10.0 million.

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

The unaudited condensed consolidated financial statements for the thirteen weeks ended October 29, 2022 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of January 29, 2022, the Company had borrowings of $10.0 million under the Credit Facility. As of October 29, 2022 and October 30, 2021, the Company had no outstanding letters of credit. The Company had $5.2 million and $10.9 million available for borrowing under the Credit Facility as of October 29, 2022 and October 30, 2021, respectively.

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

Index
The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of October 29, 2022 109,416 Pre-Funded Warrants related to the Offering remain outstanding.

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

Index
The following table sets forth a summary of key components of cash flow and working capital:

			As of or for the Thirty-nine Weeks Ended		Change
	(amounts in thousands)		October 29, 2022	October 30, 2021	$
	Operating Cash Flows		$(12,193)	$(9,990)	$(2,203)
	Investing Cash Flows		(766)	(1,046)	280
	Financing Cash Flows		11,666	10,125	1,541

	Capital Expenditures(1)		(766)	(1,046)	280

	Cash, Cash Equivalents, and Restricted Cash	(2)	3,528	5,644	(2,116)
	Merchandise Inventory (2)		37,353	30,248	7,105

(1)	Included in Investing Cash Flows

(2)	Cash and cash equivalents per condensed consolidated balance sheets		$769	$1,754	$(985)
	Add: restricted cash		2,759	3,890	(1,131)
	Cash, cash equivalents, and restricted cash		$3,528	$5,644	$(2,116)

Cash used in operations was $12.2 million for the thirty-nine weeks ended October 29, 2022, primarily due to net loss of $12.4 million, an increase of $8.1 million in inventory, a decrease of $1.0 million in other long-term liabilities, net of a $6.4 million increase in accounts payable.

Cash used by investing activities was $0.8 million  and $1.1 million for the thirty-nine weeks periods ended October 29, 2022 and October 30, 2021, which consisted entirely of capital expenditures.

Cash provided by financing activities was $11.7 million for the thirty-nine weeks ended October 29, 2022.  The primary source of cash was $5.0 million raised from the issuance of subordinated debt and $7.1 million from the Private Placement offering partially offset by the payment of short-term borrowings of $0.5 million.

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

Capital Expenditures.  During the thirteen weeks ended October 29, 2022, the Company made capital expenditures of $0.8 million. The Company currently plans to spend approximately $1.0 million for capital expenditures during fiscal 2022.

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

Item 4 – Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.  The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 29, 2022, have concluded that as of such date the Company’s disclosure controls and procedures were effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Retailer Agreement Dispute

On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve is seeking $774,000 in damages. Kaspien denies that it breached the agreement. Moreover, on July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement. Kaspien subsequently filed additional counterclaims against Vijuve for fraud and negligent misrepresentation. Kaspien is seeking at least $229,000 from Vijuve. A trial on all of the parties’ claims is scheduled for September 18, 2023. There is no determination of outcome, thus no contingencies are recognized as of the reporting date.

On February 17, 2022,  CA Washington, LLC (“CA”) filed a lawsuit against Kaspien, Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA claims that Kaspien, Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. There is no determination of outcome, thus no contingencies are recognized as of the reporting date.

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

Index
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

KASPIEN HOLDINGS INC.

December 13, 2022	By: /s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer
(Principal Executive Officer)

December 13, 2022	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)