Form 10-K
period 2023-01-28
Kaspien Holdings Inc.
filed 2023-04-28
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 2023
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM ………… TO …………

COMMISSION FILE NUMBER: 0-14818

KASPIEN HOLDINGS INC.
 (Exact name of registrant as specified in its charter)

New York	14-1541629
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2818 N. Sullivan Rd. Ste 30 Spokane, WA	99216
Address of Principal Executive Offices	Zip Code

(509) 900-6287
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	KSPN	NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter, 3,911,985 shares of the registrant’s Common Stock were issued and outstanding.  The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock on July 30, 2022 was $4.5 million. As of April 15, 2023, there were 4,965,003 shares of Common Stock issued and outstanding.

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

The information required by Part III of this annual report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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

We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “mission”, “vision” and similar terms and phrases, including references to assumptions, in this document to identify forward-looking statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control, that could cause actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•	continued operating losses;
•	the ability of the Company to satisfy its liabilities and to continue as a going concern;
•	maintaining Kaspien’s relationship with Amazon;
•	continued revenue declines;
•	decline in the Company’s stock price;
•	the limited public float and trading volume for our Common Stock;
•	new product introductions;
•	advancements in technology;
•	dependence on key employees, the ability to hire new employees and pay competitive wages;
•	the Company’s level of debt and related restrictions and limitations;
•	future cash flows;
•	vendor terms;
•	interest rate fluctuations;
•	access to third party digital marketplaces;
•	adverse publicity;
•	product liability claims;
•	changes in laws and regulations;
•	breach of data security;
•	increase in Amazon Marketplace fulfillment and storage fees;
•	limitation on our acquisition and growth strategy as a result of our inability to raise necessary funding;
•	the Company’s ability to meet the continued listing standards of the NASDAQ; and
•
the other matters set forth under Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Annual Report on Form 10-K.

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

Kaspien provides software and services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon.com and Target.com. The Company helps brands achieve their online retail goals through innovative technology, custom-tailored strategies, and mutually beneficial partnerships.

Five core principles guide us:
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

Business Overview
Kaspien aims to accelerate partner brand growth on today’s leading online marketplaces.  Our vision is to become the global leader in the brand accelerator industry by improving marketplace selling efficiency and profitability.  We are a technology-enabled retailer that delivers results for our brand partners across  Amazon.com US, Amazon.com Canada, Target.com, and Walmart.com online marketplaces.

Kaspien leverages its 15 years of e-commerce and online brand management experience to provide data driven, partner-specific recommendations—resulting in a clear action plan, pricing, and timeline.  Our team of e-commerce experts use proprietary and external software to deliver insights and results through listing creation, content optimization, paid advertising, campaign management, and supply chain / logistical support.

We are focused on delivering sustainable profitability to our partners. Our approach allows for a diversified go-to-market approach, enabling economies of scale for multiple operations.

•
Retail business model: We buy inventory and use our expertise, technology, and services to generate revenue through marketplace transactions. Kaspien provides account management, brand communication, listings management, data reporting, joint business planning, and comprehensive marketing support services.  Our target partners are enterprise-level large growth brands that derive margins based on pricing.

•
Agency business model: We use our expertise, technology, and services to manage our partners’ marketplace presence through channel management with no inventory position.  Kaspien provides support services for account management, media planning, media analytics, search strategy, business planning, and data reporting.  Our target partners in this space range from medium size to enterprise-level brands.  We derive margin based on a retainer plus a percentage of transactions and/or specific service fees.

Kaspien provides all the software and services required to drive brand growth and achieve a brand’s online goals on Amazon.com, Walmart.com, and Target.com through multiple business models—namely, Retail and Agency services.  We are a technology-enabled services company built to drive marketplace growth.  A high-level visualization of our business model is shown in Figure 1 below.

Partners
Kaspien views our retail customers as our partners. Our partners include brands, suppliers, and distributors. Our categories of focus include but are not limited to: Baby, Pets & Sporting Goods, Tools/Office/Outdoors, and Health & Personal Care.  In fiscal 2022, these top categories accounted for approximately 83% of our total revenue.  To accelerate the growth of our businesses, we have defined an operating model by segmenting our businesses into teams, with a single-threaded leader or “Partner Success Manager” runs. A cross-functional team, including a marketing specialist and a buyer, supports each Partner Success Manager, collectively called a “business POD.”

Kaspien uses leading online tools to identify brands that would be good strategic fits for its services. We utilize content marketing to strengthen visibility within the e-commerce industry. The Company’s public relations efforts consist of press releases, articles in industry publications, and articles on its website to build its brand. Kaspien also has an aggressive business development outreach program and attends several industry tradeshows annually.

Partnership Models
Kaspien can be leveraged and engaged via two primary and distinct business models.

Retail Partnership: We own the inventory. We sell it.
In this model, Kaspien buys and sells inventory on marketplaces such as Amazon.com, Walmart.com and Target.com as a third-party seller. Kaspien supports private label and dropship integrations with various suppliers and distributors.  Kaspien has also developed four incubated brands – Jumpoff Jo, Brilliant Bee, Big Betty, and Domestic Corner.

Agency Partnership: Partner owns the inventory. We sell it.
In this model, Kaspien serves as an extension of our partner’s e-commerce team, providing full service inventory management, marketing management, creative services, content optimization, brand protection, compliance protection, fee recovery, and other marketplace growth services. Kaspien charges a retainer and receives a percentage of the revenue generated.

Primary Agency services include:
•	Ad management
•	Brand protection and seller tracking
•	Cost recovery and case management
•	Dropship automation
•	Inventory & supply chain management
•	Creative services

As of January 28, 2023, we had over 100 active retail partners and 12 subscriptions partners.

Technology and Integrations

The Company’s marketplace knowledge and expertise is built on fifteen years of selling data and constantly evolving marketplace experience. The company utilizes a variety of automated and artificial intelligence powered solutions supporting brand protection services, logistics optimization, automated pricing, budget forecasting, campaign bid automation, dayparting, and much more.

The Company uses an insight-driven approach to digital marketplace retailing using both proprietary and licensed software. Using data collected from marketplaces, optimal inventory thresholds and purchasing trends are calculated within its advanced inventory management software developed in-house. Kaspien also leverages best in class software to automate pricing, advertisement management, marketplace seller tracking, and channel auditing.

Additionally, Kaspien partners with enterprise-level software providers that are synergistic to Kaspien. This enables a network of partner integrations that can be extended and expanded upon. Kaspien has formed strategic partnerships with NetSuite to power our ERP, MyFBAPrep for their logistics and fulfillment network, IPSecure for brand protection, Seller Investigators and Charge Guard for fee recovery services, Helium10 for keyword research, Vantage for content optimization, and many others.

Business Environment
Digital marketplaces allow consumers to shop from various merchants in one place and have become an integral part of many brand manufacturers’ businesses.

According to the U.S. Census Bureau, total U.S. e-commerce sales in 2022 were $1.0 billion, up 7.7% from 2021.  e-commerce sales ended the year accounting for 14.6% of total sales, the same level as 2021.

In the United States, we sell on marketplaces that represent greater than 50% of national e-commerce visits and sales including Amazon.com US, Amazon.com CA, Walmart.com, and Target.com.

Competition and Strategic Positioning
Kaspien operates in a category within e-commerce called “Marketplace Growth Services”. Businesses in this category provide services to brands and other sellers to facilitate growth on marketplaces. The market is fragmented, and most providers focus on only a few areas where sellers need support. Subcategories in this market include Account and Marketing Services, Supply Chain and Logistics Providers, Manufacturers and Product Suppliers, Legal Services and Accounting, Tax and Financial Services. The Account and Marketing Services subcategory divides services into retail and agency services. This is analogous to our business models – Retail and Agency.

Kaspien is a comprehensive and fully customizable offering of services tailored toward online marketplace growth. Kaspien’s core focus is on the Account and Marketing Services subcategory, which competes with Software Providers, Agencies, and Retailers.

Revenue Distribution
Kaspien’s primary source of revenue is through its Retail business, specifically as a third-party seller on the Amazon US marketplace. Retail revenues represented 98.6% of total revenue in fiscal 2022, the same level as fiscal 2021. In fiscal 2022, the share of our retail revenues generated from our Amazon US business was 94.8%, as compared to 93.3% in fiscal 2021. Our international retail business represented 2.5% of retail sales in fiscal 2022 compared to 3.9% in fiscal year 2021. The remaining retail revenue is generated from other marketplaces, including Amazon.com CA, Walmart.com, eBay.com, and Target.com.

Kaspien focuses on various categories, including pets and sporting goods, baby, tools / office / outdoor, health & personal care, and home / kitchen.  In fiscal year 2022, these categories represented approximately 83% of our total revenue. Kaspien analyzes our operations by category, developing a deep understanding and subject matter expertise in these areas, enabling us to drive better results across these categories.

Human Capital
As of January 28, 2023, the Company employed approximately 80 full-time people. At the end of fiscal 2022, the Company had department heads in marketing, supply chain, private label, business development, account management, human resources, accounting, FP&A, warehouse operations, compliance, and technology. Employee levels are managed to align with the pace of business, and management believes it has sufficient human capital to operate its business successfully.

The Company believes its success depends on attracting, developing, retaining, and incentivizing new and existing employees. It also believes that its employees' skills, experience, and industry knowledge significantly benefit the operation, performance, and competitiveness within the industry. The principal purposes of equity and cash incentive plans are to attract, retain, and reward personnel by granting stock-based and cash-based compensation awards.  This results in a best-in-class employee experience, which ultimately increases shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Customer Acquisition
Kaspien engages its partners through brand building, inbound digital marketing, outbound sales techniques, and its proprietary data platform to identify brands that would be a strategic fit for its services. Kaspien utilizes tradeshows and content marketing to strengthen its visibility within the industry. Kaspien’s public relations efforts consist of press releases, articles in industry publications, and articles on its website to build its brand.

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

Our future results will depend, among other things, on our success in implementing our business strategy. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services and the availability of future funding.

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

Historically, the Company has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. The Company had one partner that represented 20.4% of net revenue in fiscal 2022.

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
We have a significant amount of debt and we may continue to incur additional debt in the future.  As of January 28, 2023, the Company had borrowings of $8.8 million under our credit facility with Eclipse.  We also had borrowings of $5.3 million under our Subordinated Debt facility, with interest accruing at the rate of twelve percent (12%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount.  In addition, we have $4.5 million under our Subordinated Debt Facility, with interest accruing at the rate of fifteen percent (15%) per annum and compounded on the last day of each calendar quarter by becoming a part of the principal amount. Substantially all of our assets, including the capital stock of Kaspien is pledged to secure our indebtedness.  This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), our industry and the economy at large. In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

Risks Related to Ownership of Our Common Stock.

The ownership of our Common Stock is concentrated, and entities affiliated with members of our Board of Directors have influence over the outcome of any vote of the Company’s shareholders and may have competing interests.
The Robert J. Higgins TWMC Trust (the “Trust”) owns approximately 14.4% of the outstanding Common Stock and Neil Subin owns approximately 9.1% of the outstanding Common Stock, and as a result each can influence the outcome of most actions requiring shareholder approval.  In addition, entities affiliated with each of the Trust and Mr. Subin, as well as one of our directors, Mr. Simpson, and certain of his affiliated entities, collectively hold approximately 25.3% of the outstanding Common Stock, and as a result can influence the outcome of most actions requiring shareholder approval.

If all of the outstanding warrants described in “Related Party Transactions” were exercised, the Trust would own approximately 13.5% of the outstanding Common Stock and Neil Subin and his affiliated entities would own approximately 14.6% of the outstanding Common Stock, and as a result each can influence the outcome of most actions requiring shareholder approval.  If all of the outstanding warrants described in “Related Party Transactions” were exercised, entities affiliated with each of the Trust, Mr. Subin, as well as one of our directors, Mr. Simpson, and certain of his affiliated entities, would collectively hold approximately 29.8% of the outstanding Common Stock, and as a result can significantly influence the outcome of nearly all actions requiring shareholder approval,

These shareholders entered into a voting agreement (as described in “Related Party Transactions”) and agreed to how their respective shares of the Company’s Common Stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board.  Pursuant to the voting agreement, Messrs. Marcus and Simpson were appointed as directors of the Company, and Mr. Reickert, a trustee of the Trust, remained as a director of the Company. Mr. Subin was also granted board observer rights.

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

If all of the outstanding warrants were exercised, an additional 2,782,286 shares of common stock would be issued and outstanding.  This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing shareholders and could cause a significant reduction in the market price of our common stock.

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

We do not currently meet continued listing standards of the NASDAQ, and as a result our Common Stock could be delisted from trading, which could limit investors’ ability to make transactions in our Common Stock and subject us to additional trading restrictions.
Our common stock is listed on The NASDAQ Stock Market LLC (“the NASDAQ”), which imposes continued listing requirements with respect to listed shares. On December 14, 2022, we received written notice from the NASDAQ that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days, and that the Company therefore was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until June 12, 2023, to regain compliance. In order to regain compliance with the minimum closing bid price rule, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days during the compliance period. If the Company does not regain compliance during the initial compliance period, the Company may be eligible for additional time to regain compliance. If the Company is not eligible, the Company expects that at that time the NASDAQ will provide written notice to the Company that the Company’s common stock will be subject to delisting.

The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market. The Company intends to monitor its closing bid price for its common stock between now and June 12, 2023 and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance, however, that we will be able to regain compliance or that we will otherwise be in compliance with other NASDAQ listing criteria. If we fail to regain and maintain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock, and reduce our ability to raise additional capital.

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

Failure to remediate a material weakness related to our ability to perform adequate independent reviews and maintain effective controls related to account analyses, account summaries and account reconciliations, could result in material misstatements in our financial statements.
Our management has identified a material weakness related to our ability to perform adequate independent reviews and maintain effective controls related to account analyses, account summaries and account reconciliations and has concluded that, due to such material weakness, each of our disclosure controls and procedures and internal control over financial reporting were not effective as of January 28, 2023. While remediation is in process, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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
The Company has suffered recurring losses from operations and the Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, all of which are limited. Therefore, the ability of the Company to meet its liabilities and to continue as a going concern is dependent on, among other things, improved profitability, the continued implementation of the strategic initiative to reposition Kaspien as a platform of software and services, the availability of future funding, implementation of one or more corporate initiatives to reduce costs at the parent company level and other strategic alternatives, including selling all or part of the remaining business or assets of the Company.

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
The Company is a party to contracts, transactions and business relationships with various third parties, including partners, vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential products, services or other benefits, including with respect to merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

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

As of January 28, 2023, we leased the following office and distribution facilities:

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

Retailer Agreement Dispute
On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020.  Vijuve manufactures skin care products and face massagers.  The parties agreed that Kaspien would sell Vijuve’s products on Amazon.  The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products.  In total, Vijuve appears to be seeking more than $1,000,000 in damages.  Kaspien denies that it breached the agreement and denies that it has any liability to Vijuve.  Moreover, on July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement.  On July 18, 2022, Kaspien filed additional counterclaims against VIjuve for fraud and negligent misrepresentation.  Kaspien is seeking at least $229,000 from Vijuve for breach of contract and/or specific performance, as well as fraud and negligent misrepresentation.  A trial on all of the parties’ claims is scheduled for September 18, 2023.

On February 17, 2022, CA Washington, LLC (“CA”) filed a lawsuit against Kaspien Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA claims that Kaspien Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. There is no determination of outcome, thus no contingencies are recognized as of the reporting date. The parties have agreed to resolve the lawsuit and are finalizing the necessary settlement documents.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “KSPN.”  As of April 15, 2023, there were 77 shareholders of record.

On December 14, 2022, we received written notice from the NASDAQ that the closing bid price for our common stock had been below $1.00 for the previous 30 consecutive business days, and that the Company therefore was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until June 12, 2023, to regain compliance. In order to regain compliance with the minimum closing bid price rule, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days during the compliance period. If the Company does not regain compliance during the initial compliance period, the Company may be eligible for additional time to regain compliance. If the Company is not eligible, the Company expects that at that time the NASDAQ will provide written notice to the Company that the Company’s common stock will be subject to delisting.

The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market. The Company intends to monitor its closing bid price for its common stock between now and June 12, 2023 and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary.

Dividend Policy: The Company did not pay cash dividends in fiscal 2022 and fiscal 2021.  The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed.

Issuer Purchases of Equity Securities during the Quarter Ended January 28, 2023
During the three-month period ended January 28, 2023, the Company did not repurchase any shares under a share repurchase program.

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

Fiscal Year Ended January 28, 2023 (“fiscal 2022”)
Compared to Fiscal Year Ended January 29, 2022 (“fiscal 2021”)

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31.  Fiscal 2022 and fiscal 2021 ended January 28, 2023 and January 29, 2022, respectively. Both fiscal 2022 and fiscal 2021 had 52 weeks.

Net Revenue. Net revenue decreased 10.8% to $128.2 million compared to $143.7 million in fiscal 2021. The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.7% of net revenue. Net revenue from Walmart, Target and Other Marketplaces decreased to 1.3% in fiscal 2022 from 1.5% in fiscal 2021. Subscriptions and Other share of net revenue increased to 1.4% of net revenue from 1.3% of net revenue in the comparable period from the prior year The following table sets forth net revenue by marketplace as a percentage of total net revenue:

	January 28, 2023	% to Total	January 29, 2022	% to Total	Change
Amazon US	$121,561	94.8%	$134,125	93.3%	$(12,564)
Amazon International	3,241	2.5%	5,576	3.9%	(2,335)
Walmart, Target & Other Marketplaces	1,645	1.3%	2,172	1.5%	(527)
Subtotal Retail	126,447	98.6%	141,873	98.7%	(15,426)
Subscriptions & Other	1,781	1.4%	1,840	1.3%	(59)
Total	$128,228	100.0%	$143,713	100.0%	$(15,485)

The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Annual platform GMV for fiscal year 2022 was $271.0 million, the same level as fiscal 2021. Retail GMV decreased 9.2% to $137.1 million or 50.6% of total GMV, compared to $151.0 million or 55.7% of total GMV in fiscal 2021. Subscription GMV increased 15.7% to $133.9 million  or 49.4% of total GMV, compared to $120.0 million or 44.3% of total GMV in fiscal 2021.

Gross Profit.   Gross profit as a percentage of revenue was 19.0% in fiscal 2022 as compared to 22.8% in fiscal 2021. The decrease in the gross profit rate was primarily due to a decrease in merchandise margin to 41.2% in fiscal 2022 as compared to 44.8% in fiscal 2021 and a $0.6 million increase in warehousing and freight expenses. The following table sets forth a year-over-year comparison of the Company’s gross profit:

			Change
(amounts in thousands)	January 28, 2023	January 29, 2022	$	%

Merchandise margin	$52,893	$64,410	(11,517)	(17.9)%
% of net revenue	41.2%	44.8%	(3.6)%

Fulfillment fees	(17,940)	(21,655)	3,715	17.2%
Warehousing and freight	(10,563)	(9,982)	(581)	(5.8)%
Gross profit	$24,390	$32,773	(8,383)	(25.6)%

% of net revenue	19.0%	22.8%

Selling, General and Administrative Expenses. The following table sets forth a year-over-year comparison of the Company’s SG&A expenses:

			Change
(amounts in thousands)	January 28, 2023	January 29, 2022	$	%

Selling expenses	$18,427	$20,794	$(2,367)	(11.3)%
General and administrative expenses	20,154	19,501	653	3.3%
Depreciation and amortization expenses	1,233	2,096	(863)	(41.2)%
Total SG&A expenses	$39,814	$42,391	$(2,577)	(8.0)%

As a % of total revenue	31.0%	29.5%

SG&A expenses decreased $2.6 million, or 6.1%, primarily due to an 11.3% reduction in in Selling expenses. The decline in Selling expenses was attributable to the decline in Net revenue. General and administrative expenses increased $0.7 million.

SG&A expenses as a percentage of net revenue increased to 30.4% as compared to 29.5% in fiscal 2021. The increase in the rate as a percentage of net revenue was primarily due to lost leverage on the general and administrative expenses.

Depreciation and amortization expense. Consolidated depreciation and amortization expense for fiscal 2022 was $1.2 million as compared to $2.1 million in fiscal 2021.

Interest Expense.   Interest expense in fiscal 2022 was $3.6 million, compared to interest expense of $1.9 million in fiscal 2021.  The increase in interest expense was attributable to higher average borrowings on the Credit Facility and the Additional Subordinated Debt.

Income Tax Expense.    The following table sets forth a year-over-year comparison of the Company’s income tax expense:

(amounts in thousands)			Change
	January 28, 2023	January 29, 2022	$

Income tax expense	$43	$27	$16

Effective tax rate	0.2%	0.3%	-%

The fiscal 2022 and fiscal 2021 income tax expense includes state taxes.

Net Loss.   The following table sets forth a year-over-year comparison of the Company’s net loss:

(amounts in thousands)			Change
	January 28, 2023	January 29, 2022	$

Net loss	$(19,044)	$(8,031)	$(11,013)

Net loss as a percentage of Net revenue	(14.9)%	(5.6)%	(9.3)%

Net loss was $19.0 million for fiscal 2022, compared to $8.0 million for fiscal 2021. The increase in net loss was primarily due to lower net revenue and a lower gross margin rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Cash Flows:
The consolidated financial statements for the year ended January 28, 2023 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and satisfy liabilities and commitments in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the continued implementation of the strategic initiative to reposition the Company as a platform of software and services and the availability of future funding.

The audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $19.0 million and $8.0 million for the fiscal 2022 and fiscal 2021, respectively, and has an accumulated deficit of $139.9 million as of January 28, 2023.  In addition, net cash used in operating activities during fiscal 2022 was $11.3 million. Net cash used in operating activities during fiscal 2021 was $14.5 million.

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

The Company’s primary sources of liquidity are its borrowing capacity under its Credit Facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate Kaspien, including funding operating expenses, the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and successful implementation of our strategy and planned activities.

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

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with a single institutional investor for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) or pre-funded warrants, with each pre-funded warrant exercisable for one share of Common Stock (the “Pre-Funded Warrants”) and warrants exercisable for one share of Common Stock (the “Investor Warrants”). Pursuant to the PIPE Purchase Agreement, the Company issued and sold 1,818,182 shares (the “Shares”) of its Common Stock or Pre-Funded Warrants in lieu thereof together with Investor Warrants to purchase up to 2,457,160 shares of Common Stock. Each share of Common Stock and accompanying Investor Warrant were sold together at a combined offering price of $3.30 per share.

The Pre-Funded Warrants have been exercised in full, at a nominal exercise price of $0.001.

The Investor Warrants have an exercise price of $3.13 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Investor Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions.

The Private Placement closed on July 14, 2022. The Company received approximately $6 million in gross proceeds from the Private Placement, before deducting discounts and commissions and estimated offering expenses. The Company used the net proceeds from the private placement for working capital and other general corporate purposes.

On July 12, 2022, the Company also entered into a Securities Purchase Agreement (the “Registered Purchase Agreement”) with a single institutional investor, pursuant to which the Company agreed to issue and sell 638,978 shares (the “Registered Shares”) of its Common Stock or Pre-Funded Warrants in lieu thereof, with each Pre-Funded Warrant exercisable for one share of Common Stock (the “Offering”). The Company received approximately $2 million in gross proceeds from the Offering, before deducting discounts and commissions and estimated offering expenses. The Company used the net proceeds from the private placement for working capital and other general corporate purposes.

In addition to the aforementioned current sources of existing working capital, the Company is continuing its efforts to generate additional sales and increase margins. There can be no assurance that any of the initiatives or strategic alternatives will be implemented, successful or consummated.

The following table sets forth a two-year summary of key components of cash flow and working capital:

(amounts in thousands)		2022	2021	2022 vs. 2021
Operating Cash Flows		$(11,282)	$(14,534)	$3,252
Investing Cash Flows		(898)	(1,431)	533
Financing Cash Flows		10,983	14,233	(3,250)

Capital Expenditures		(898)	(1,431)	533

End of Period Balances:
Cash, Cash Equivalents, and Restricted Cash	(1)	3,626	4,823	(1,197)
Merchandise Inventory		26,704	29,277	(2,573)
Working Capital		12,533	16,334	(3,801)

(1)	Cash and cash equivalents per Consolidated Balance Sheets	$1,130	$1,218	(88)
	Add: Restricted cash	2,496	3,605	(1,109)
	Cash, cash equivalents, and restricted cash	$3,626	$4,823	(1,197)

During fiscal 2022, cash used in operations was $11.3 million compared to $14.5 million in fiscal 2021.  During 2022, cash used in operations consisted primarily of a net loss of $18.8 million, partially offset by a $2.6 million reduction in inventory and a $0.8 million increase in accounts payable.  During 2021, cash used in operations consisted primarily of a net loss of $8.0 million, an increase of $4.8 million in inventory and the payment of $2.6 million in accounts payable.  See the Consolidated Statement of Cash Flows for further detail.

The Company monitors various statistics to measure its management of inventory, including inventory turnover (annual cost of sales divided by average merchandise inventory balances), and accounts payable leverage (accounts payable divided by merchandise inventory).   Inventory turnover measures the Company’s ability to sell merchandise and how many times it is replaced in a year. This ratio is important in determining the need for markdowns and planning future inventory levels and assessing customer response to our merchandise.  Inventory turnover in fiscal 2022 and in fiscal 2021 was 3.7 and 4.0, respectively.  Accounts payable leverage measures the percentage of inventory being funded by the Company’s product vendors.  The percentage is important in determining the Company’s ability to fund its business.  Accounts payable leverage on inventory for Kaspien was 26.4% as of January 28, 2023 compared with 20.7% as of January 29, 2022.

Cash used in investing activities was $0.9 million in fiscal 2022, compared to $1.4 million in fiscal 2021. During fiscal 2022 and fiscal 2021, cash used in investing activities consisted entirely of capital expenditures.

The Company has historically financed its capital expenditures through borrowings under its revolving credit facility and cash flow from operations.  The Company anticipates capital spending of approximately $1.0 million in fiscal 2023.

Cash provided by financing activities was $11.0 million in fiscal 2022, compared to $14.2 million in fiscal 2021. In fiscal 2022, the primary source of cash was $5.0 million raised from the issuance of subordinated debt and $7.1 million from the Private Placement and Registered Shares offerings partially offset by the payment of short-term borrowings of $1.2 million. In fiscal 2021, the primary source of cash was $12.2 million raised from the underwritten offering of common stock of the Company. Additional sources of cash included the $10.0 million in proceeds from short term borrowings. The Company used $6.3 million of the proceeds to pay down its Credit Facility.

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

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share.  As of April 28, 2023, 236,993 of the Warrants had been exercised by the Related Party Entities and 5,126 warrants remained outstanding;

•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board of Directors of the Company. On August 2, 2022, the parties entered into Amendment No. 1 to the Voting Agreement setting forth their agreements and understandings with respect to how shares of the Company’s capital stock held by the parties thereto will be voted with respect to (i) amending the Certificate of Incorporation of the Company to set the size of the Board of Directors of the Company at four directors and (ii) the designation, election, removal, and replacement of members of the Board.

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

•
Common Stock Purchase Warrant (“Alimco Warrant”), pursuant to which the Company issued warrants to purchase up to 320,000 shares of Common Stock to Alimco, subject to adjustment in accordance with the terms of the Alimco Warrant, at an exercise price of $0.01 per share. All such warrants were outstanding as of April 28, 2023;

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

Long-Lived Assets other than Goodwill: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Fair value is generally measured based on discounted estimated future cash flows. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less disposition costs. As of January 28, 2023, for the purposes of the asset impairment test, the Company has one asset grouping.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2023, due to a material weakness in internal control over financial reporting, as discussed below under Management’s Report on Internal Control Over Financial Reporting.

Notwithstanding the material weakness described under Management’s Report on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act, as amended). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of January 28, 2023 because of the material weakness described below.

During the year ended January 28, 2023, the Company did not perform adequate independent reviews and maintain effective controls related to account analyses, account summaries and account reconciliations prepared in the areas of inventory and related inventory reserves, cost of sales and certain other accounts.

During 2023, we will improve the preparation and review of account reconciliations by developing specific procedures to monitor and evaluate key accounts. Additionally, we will provide additional training to our personnel to strengthen their GAAP knowledge and ability to identify potential errors in the underlying business processes. To address inventory valuation, we are in the process of (i) hiring and training additional experienced accounting resources, (ii) enhancing reporting capabilities, and (iii) continuing to review and assess all inventory-related internal controls. We are committed to remediating the material weakness and anticipate that the material weakness will be remediated by the end of 2023. We do not anticipate incurring substantial costs in connection with these remediation efforts.

Changes in Internal Control Over Financial Reporting: Aside from the material weakness described above under Management’s Report on Internal Control Over Financial Reporting, as of January 28, 2023, there have been no changes in the Company’s internal control over financial reporting that occurred during fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No events have occurred which would require disclosure under this Item 9B.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC within 120 days after the fiscal year ended January 28, 2023, which information is incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC within 120 days after the fiscal year ended January 28, 2023, which information is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC within 120 days after the fiscal year ended January 28, 2023, which information is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC within 120 days after the fiscal year ended January 28, 2023, which information is incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information to be included in the Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the SEC within 120 days after the fiscal year ended January 28, 2023, which information is incorporated by reference.

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

KASPIEN HOLDINGS INC.
Date: April 28, 2023	By: /s/ Brock Kowalchuk
Brock Kowalchuk Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Brock Kowalchuk		April 28, 2023
(Brock Kowalchuk)	Principal Executive Officer

/s/ Edwin Sapienza	Chief Financial Officer	April 28, 2023
(Edwin Sapienza)	(Principal Financial and Chief Accounting Officer)

/s/ Mark Holliday	Director	April 28, 2023
(Mark Holliday)

/s/ Jonathan Marcus
(Jonathan Marcus)	Director	April 28, 2023

/s/ Michael Reickert
(Michael Reickert)	Director	April 28, 2023

/s/ Tom Simpson
(Tom Simpson)	Director	April 28, 2023

KASPIEN HOLDINGS INC.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaspien Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kaspien Holdings, Inc. (“the Company”) as of January 28, 2023 and January 29, 2022, respectively, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the fiscal years ended January 28, 2023 and January 29, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced negative cash flows from operations and expects continued losses into 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Index

Valuation of Inventory Costs and Reserves

Description of the Critical Audit Matter
As discussed in Note 1 to the financial statements, the Company periodically assess and estimates its allowances and reserves for stagnant, unfulfillable, or obsolete inventory based on current and anticipated demand, customer preference, or market conditions. As also discussed in Note 1 to the financial statements, the cost of inventory includes certain costs associated with preparation of inventory for resale, including inbound freight and handling costs.  The recognition and evaluation of inventory costs and reserves involves significant complexity and judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions with regard to inventory balances.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures to evaluate management’s calculation of capitalized inventory costs and reserves included, among other procedures, the following:

•
We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, and measurement of the inventory costs and reserves in considering applicable generally accepted accounting principles, including the completeness and accuracy of underlying data used in developing those assumptions.

•
We tested the significant inputs, sampled underlying transactions, and analyzed historical trends and timing of receipts associated with management’s reserve estimates and recognition of inbound costs and inventory in-transit.

•
We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of the inventory valuation, and evaluated the disclosures related to the financial statement impacts of those transactions.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2020.

Spokane, Washington
April 28, 2023

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	January 28, 2023	January 29, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,130	$1,218
Restricted cash	1,158	1,158
Accounts receivable	1,169	2,335
Merchandise inventory	26,704	29,277
Prepaid expenses and other current assets	1,799	649
Total current assets	31,960	34,637

Restricted cash	1,338	2,447
Fixed assets, net	1,999	2,335
Operating lease right-of-use assets	1,505	2,144
Cash surrender value	3,371	4,154
Other assets	566	965
TOTAL ASSETS	$40,739	$46,682

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7,044	$6,271
Short-term borrowings	8,812	9,966
Accrued expenses and other current liabilities	2,876	2,362
Current portion of operating lease liabilities	695	649
Total current liabilities	19,427	19,248

Operating lease liabilities	1,019	1,608
Long-term debt	9,790	4,356
Other long-term liabilities	11,604	14,185
TOTAL LIABILITIES	41,840	39,397

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 5,432,072 shares and 3,902,985 shares issued, respectively)	54	39
Additional paid-in capital	214,029	359,220
Treasury stock at cost (467,069 shares and 1,410,417 shares, respectively)	(76,132)	(230,170)
Accumulated other comprehensive gain (loss)	886	(910)
Accumulated deficit	(139,938)	(120,894)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,101)	7,285
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$40,739	$46,682

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022

Net revenue	$128,228	$143,713

Cost of sales	103,838	110,940
Gross profit	24,390	32,773

Selling, general and administrative expenses	39,814	42,391
Loss from continuing operations	(15,424)	(9,618)
Interest expense	3,577	1,867
Other income	-	(3,481)
Loss from operations before income tax	(19,001)	(8,004)
Income tax expense	43	27
Net loss	$(19,044)	$(8,031)

Basic and diluted loss per share	$(5.47)	$(3.28)

Weighted average number of shares outstanding - basic and diluted	3,482	2,448

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022

Net loss	$(19,044)	$(8,031)

Pension actuarial gain adjustment	1,796	1,097
Comprehensive loss	$(17,248)	$(6,934)

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars and shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficit)	Shareholders’ Equity (Deficit)
Balance as of January 30, 2021	3,337	(1,410)	$33	$346,495	$(230,169)	$(2,007)	$(112,863)	$1,489
Net Loss	-	-	-	-	-	-	(8,031)	(8,031)
Pension actuarial gain adjustment	-	-	-	-	-	1,097	-	1,097
Exercise of warrants	138	-	2	-	(1)	-	-	1
Common stock issued- Director grants	9	-	-	184	-	-	-	184
Exercise of stock options	2	-	-	51	-	-	-	51
Amortization of unearned compensation/restricted stock amortization	-	-	-	263	-	-	-	263
Issuance of shares, net of expense	417	-	4	12,227	-	-	-	12,231
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net Loss	-	-	-	-	-	-	(19,044)	(19,044)
Pension actuarial gain adjustment	-	-	-	-	-	1,796	-	1,796
Exercise of warrants	1,512	305	15	(49,789)	49,774	-	-	-
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Amortization of unearned compensation/restricted stock amortization	-	-	-	165	-	-	-	165
Vested restricted shares	8	-	-	1	-	-	-	1
Issuance of shares, net of expense	-	638	-	(97,127)	104,264	-	-	7,137
Balance as of January 28, 2023	5,432	(467)	$54	$214,029	$(76,132)	$886	$(139,938)	$(1,101)

See Accompanying Notes to Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
OPERATING ACTIVITIES:
Net loss	$(19,044)	$(8,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,234	1,364
Amortization of intangible assets	-	732
Amortization of right-of-use asset	639	598
Stock based compensation	206	447
Warrant proceeds amortization to interest	1,028	232
Interest on long term debt	1,215	722
Forgiveness of PPP loan	-	(1,963)
Change in cash surrender value	783	(298)
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	581	382
Merchandise inventory	2,574	(4,762)
Prepaid expenses and other current assets	(565)	(84)
Other long-term assets	399	376
Accounts payable	774	(2,622)
Accrued expenses and other current liabilities	269	(74)
Other long-term liabilities	(1,375)	(1,553)
Net cash used in operating activities	(11,282)	(14,534)

INVESTING ACTIVITIES:
Purchases of fixed assets	(898)	(1,431)
Net cash provided by (used in) investing activities	(898)	(1,431)

FINANCING ACTIVITIES:
Payments of (proceeds from) long term borrowings	5,000	(1,600)
Payments of (proceeds from) PPP Loan	-	(76)
Proceeds from short term borrowings	-	9,966
Payments of short-term borrowings	(1,154)	(6,339)
Proceeds from stock offering	7,137	12,231
Exercise of stock options	-	51
Net cash provided by financing activities	10,983	14,233

Net decrease in cash, cash equivalents, and restricted cash	(1,197)	(1,732)
Cash, cash equivalents, and restricted cash, beginning of year	4,823	6,555
Cash, cash equivalents, and restricted cash, end of year	$3,626	$4,823
Supplemental disclosures and non-cash investing and financing activities:

Interest paid	$772	$480
Warrants issued with debt	$1,633	$-

See Accompanying Notes to Consolidated Financial Statements.

Index
Index to Notes to Consolidated Financial Statements

Note Number and Description

Note No.		Pages No

1.	Nature of Operations and Summary of Significant Accounting Policies	38

2.	Recently Adopted and Issued Accounting Pronouncements	43

3.	Other Intangible Assets	44

4.	Fixed Assets	45

5.	Restricted Cash	45

6.	Debt	46

7.	Leases	48

8.	Shareholders’ Equity	48

9.	Benefit Plans	49

10.	Income Taxes	54

11.	Related Party Transactions	55

12.	Commitments and Contingencies	56

13.	Quarterly Financial Information (Unaudited)	58

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

Liquidity: The Company’s primary sources of liquidity are borrowing capacity under its revolving credit facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses and the purchase of inventory and capital expenditures. Our ability to achieve profitability and meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and amount of our revenue; the timing and amount of our operating expenses; the timing and costs of working capital needs; and successful implementation of our strategy and planned activities. There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company incurred net losses of $19.0 million and $8.0 million for the years ended January 28, 2023 and January 29, 2022, respectively, and has an accumulated deficit of $139.9 million as of January 28, 2023.

The Company experienced negative cash flows from operations during fiscal 2022 and fiscal 2021 and we expect to incur net losses in 2023. As of January 28, 2023, we had cash and cash equivalents of $1.1 million, net working capital of $12.8 million, and outstanding borrowings of $8.8 million on our revolving credit facility, as further discussed below. This compares to $1.2 million in cash and cash equivalents and net working capital of $16.3 million and borrowings of $10.0 million on our revolving credit facility as of January 29, 2022.

The consolidated financial statements for the fiscal year ended January 28, 2023 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of January 28, 2023, the Company had borrowings of $8.8 million under the Credit Facility. Peak borrowings under the Credit Facility during fiscal 2022 were $12.0 million. As of January 28, 2023, the Company had no outstanding letters of credit. The Company had $3.6 million available for borrowing under the Credit Facility as of January 28, 2023.

Subordinated Debt Agreement and Amendment
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien. Pursuant to an amendment to the Subordinated Loan Agreement, there is a scheduled maturity date of March 31, 2024. As of January 28, 2023, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

Basis of Presentation: The consolidated financial statements consist of Kaspien Holdings Inc., its wholly owned subsidiaries, Kaspien NY, LLC (f/k/a Trans World NY Sub, Inc. (f/k/a Record Town, Inc.) and its subsidiaries, and Kaspien Inc. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to merchandise inventory; valuation of long-lived assets,  income taxes, accounting, retirement plan obligation, and other long-term liabilities that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Items Affecting Comparability:  The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest to January 31. Fiscal 2022 and fiscal 2021 ended January 28, 2023 and January 29, 2022 were 52-week periods.

Concentration of Business Risks: The Company purchases various inventory from numerous suppliers and does not have material long-term purchase contracts; rather, it purchases products from its suppliers on an order-by-order basis. Historically, Kaspien has not experienced difficulty in obtaining satisfactory sources of supply and management believes that it will continue to have access to adequate sources of supply. The Company had one partner that represented 20.4% of net revenue in fiscal 2022.

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

Index
Restricted Cash: Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the Company’s consolidated balance sheet.

Accounts Receivable: Accounts receivable are primarily comprised of receivables due from Amazon. Included in the balance is an allowance of $0.4 million for doubtful accounts.

Merchandise Inventory and Return Costs: Merchandise inventory is stated at the lower of cost or net realizable value under the average cost method. Inventory valuation requires significant judgment and estimates, including obsolescence, and any adjustments to net realizable value, if market value is lower than cost. The Company records obsolescence and any adjustments to net realizable value (if lower than cost) based on current and anticipated demand, customer preferences and market conditions. As of January 28, 2023, the Company recorded an obsolescence reserve of $1.2 million. The cost of inventory also includes certain costs associated with the preparation of inventory for resale, including distribution center costs and freight. As of January 28, 2023, the Company had recorded capitalized freight of $1.6 million.

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

Revenue Recognition: We recognize revenue under ASC 606, “Revenue from Contracts with Customers,” the core principle of which is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue recognition principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as the performance obligations are satisfied (i.e., either over time or at a point in time). ASC 606 further requires that companies disclose sufficient information to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Index
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

Lease Accounting: Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options. Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying asset.

Advertising Costs: Advertising and sales promotion costs are charged to operations, offset by direct vendor reimbursements, as incurred. Advertising costs primarily consist of Amazon marketing expenses which were $2.3 million and $2.2 million in fiscal 2022 and fiscal 2021, respectively.

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

Loss Per Share: Basic and diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period. During fiscal 2022 and fiscal 2021, the impact of all outstanding stock awards was not considered because the Company reported a net loss, and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share for fiscal 2022 and fiscal 2021 was the same. Total anti-dilutive stock awards for each of fiscal 2022 and fiscal 2021 were approximately 124,000 and 86,000, respectively.

Fair Value of Financial Instruments: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Index
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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of life insurance policies included in other assets approximates fair value based on estimates received from insurance companies and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards. The Company had no Level 3 financial assets or liabilities as of January 28, 2023 or as of January 29, 2022.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. The Company’s exposure to LIBOR rates includes its credit facility. The amendments are effective as of March 12, 2020 through December 31, 2022. Our adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements and related disclosures.

Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Index
Note 3. Other Intangible Assets

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition of Kaspien in 2016, is subject to many estimates and assumptions. Our identifiable intangible assets that resulted from our acquisition of Kaspien consist of technology and tradenames. As of October 30, 2021, the intangible assets were fully amortized.

The changes in net intangibles from January 30, 2021 to January 29, 2022 were as follows:

(amounts in thousands)	January 30, 2021	Amortization	January 29, 2022

Amortized intangible assets:
Technology	$259	$259	$-
Trade names and trademarks	473	473	-
Net amortized intangible assets	$732	$732	$-

Index
Note 4. Fixed Assets

Fixed assets consist of the following:

	January 28, 2023	January 29, 2022
(amounts in thousands)
Capitalized software	$5,576	$4,601
Fixtures and equipment	838	946
Leasehold improvements	45	45
Total fixed assets	6,459	5,592
Allowances for depreciation and amortization	(4,460)	(3,257)
Fixed assets, net	$1,999	$2,335

Depreciation expense included in fiscal 2022 and fiscal 2021 SG&A expenses within the Consolidated Statements of Operations were $1.2 million and $1.4 million, respectively.

Note 5. Restricted Cash

As of January 28, 2023 and January 29, 2022, the Company had restricted cash of $3.6 million and $4.8 million, respectively.

Restricted cash balance at the end of fiscal 2022 consisted of a $2.5 million rabbi trust that resulted from the death of the Company’s former Chairman, of which $1.2 million was classified as restricted cash in current assets and $1.3 million was classified as restricted cash as a long-term asset.

Restricted cash balance at the end of fiscal 2021 consisted of a $3.6 million rabbi trust, that resulted from the death of the Company’s former Chairman, of which $1.2 million was classified as restricted cash in current assets and $2.4 million was classified as restricted cash as a long-term asset.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,130	$1,218
Restricted cash	2,496	3,605
Total cash, cash equivalents and restricted cash	$3,626	$4,823

Index
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

As of January 28, 2023, the Company had borrowings of $8.8 million under the Credit Facility.  Peak borrowings under the Credit Facility during fiscal 2022 were $12.0 million.  As of January 28, 2023, the Company had no outstanding letters of credit. The Company had $3.6 million available for borrowing under the Credit Facility as of January 28, 2023.

Subordinated Debt Agreement and Amendment
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (“Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien.  Pursuant to an amendment to the Subordinated Loan Agreement, there is a scheduled maturity date of March 31, 2024. As of January 28, 2023, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

Index
In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of January 28, 2023, 5,126 warrants remain outstanding. The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.2 million of which was unamortized as of January 28, 2023.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to warrants to purchase up to 320,000 shares of common stock of the Company (subject to adjustment in accordance with the terms of the Warrants, the “Warrant Shares”) at an exercise price of $0.01 per share.  The Warrants are exercisable during the period commencing on March 2, 2022 and ending on the earlier of (a) 5:00 p.m. Eastern Standard Time on the five (5)-year anniversary thereof, or if such day is not a business day on the next succeeding business day, or (b) the occurrence of certain consolidations, mergers or similar extraordinary events involving the Company. As of January 28, 2023, all of the warrants remain outstanding. The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $1.0 million was unamortized as of January 28, 2023. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

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

Index
Note 7. Leases

The Company currently leases its administrative offices and distribution center. During fiscal 2022 and fiscal 2021, the Company recorded net lease costs of $0.8 million, and did not record any contingent rentals.

As of January 28, 2023, the maturity of lease liabilities is as follows:

Operating Leases
(amounts in thousands)
2023	$767
2024	652
2025	441
Thereafter	-
Total lease payments	1,860
Less: amounts representing interest	(146)
Present value of lease liabilities	$1,714

Lease term and discount rate are as follows:

As of January 28, 2023
Weighted-average remaining lease term (years)
Operating leases	2.3

Weighted-average discount rate Operating leases	5%

Other information:

Fiscal 2022
(amounts in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$603

Future minimum rental payments required under the remaining leases for the administrative office and distribution center in Spokane, Washington as of January 28, 2023, are as follows (amounts in thousands):

(amounts in thousands)	Operating Leases
2023	$767
2024	652
2025	441
Thereafter	-
Total minimum lease payments	$1,860

Note 8. Shareholders’ Equity

The Company classifies repurchased shares as treasury stock on the Company’s Consolidated Balance Sheet. There were no treasury stock repurchases during fiscal 2022 and fiscal 2021.

During fiscal 2022 and fiscal 2021, 16,750 and 9,000 shares were issued to Directors and employees, respectively. During fiscal 2021, 138,418 warrants related to the Subordinated Loan and Security Agreement were exercised for proceeds of $1,384.

Index
On March 18, 2021, the Company closed an underwritten offering of 416,600 shares of common stock of the Company, at a price to the public of $32.50 per share. The gross proceeds of the offering were approximately $13.5 million, prior to deducting underwriting discounts and commissions and estimated offering expenses.

On July 12, 2022, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with a single institutional investor for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) or pre-funded warrants, with each pre-funded warrant exercisable for one share of Common Stock (the “Pre-Funded Warrants”) and warrants exercisable for one share of Common Stock (the “Investor Warrants”). Pursuant to the PIPE Purchase Agreement, the Company issued and sold 1,818,182 shares (the “Shares”) of its Common Stock or Pre-Funded Warrants in lieu thereof together with Investor Warrants to purchase up to 2,457,160 shares of Common Stock. Each share of Common Stock and accompanying Investor Warrant was sold together at a combined offering price of $3.30 per share.

As of January 28, 2023, the Pre-Funded Warrants were exercised in full.

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

Net proceeds from the Private Placement and the Offering, after deducting placement agent fees and other estimated offering expenses payable by the Company of $0.9 million, were approximately $7.1 million.  The Company used the net proceeds for working capital and other general corporate purposes.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, as of January 23, 2023:

Exercise	Number
Price	Outstanding
$0.01	325,126
$3.13	2,457,160
2,782,286

The following table summarizes the warrant activity:

	Number of Shares Subject To Warrant	Warrant Exercise Price Range Per Share	Weighted Average Exercise Price

Balance January 30, 2021	143,544	$0.01	$0.01
Granted	-	$-	-
Exercised	(138,418)	$0.01	0.01
Balance January 29, 2022	5,126	$0.01	$0.01
Granted	5,133,400	$0.01-$3.30	3.00
Exercised	(2,356,240)	$3.13-$3.30	3.26
Balance January 28, 2023	2,782,286	$0.01-$3.13	$2.77

No cash dividends were paid in fiscal 2022 and fiscal 2021.

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

Total expense related to the matching contributions was approximately $342,000 and $324,000 in fiscal 2022 and fiscal 2021, respectively.

Index
Stock Award Plans

As of January 28, 2023, there was approximately $0.2 million of unrecognized compensation cost related to stock option awards expected to be recognized as expense over a weighted average period of 2.9 years and $0.3 million of unrecognized compensation cost related to restricted share awards expected to be recognized as expense over a weighted average period of 1.5 years. Total compensation expense related to stock awards recognized in fiscal 2022 was $0.2 million. Total compensation expense related to stock awards recognized in fiscal 2021 was $0.4 million.

The Company has outstanding awards under four employee stock award plans, the 2005 Long Term Incentive and Share Award Plan, the Amended and Restated 2005 Long Term Incentive and Share Award Plan, the 2005 Long Term Incentive and Share Award Plan (as amended and restated April 5, 2017 (the “Old Plans”); and Kaspien Holdings Inc. 2005 Long Term Incentive and Share Award Plan (as amended and restated on August 2, 2022) (the “New Plan”). Collectively, these plans are referred to herein as the Stock Award Plans. The Company no longer issues stock options under the Old Plans.

Equity awards authorized for issuance under the New Plan total 500,000. As of January 28, 2023, of the awards authorized for issuance under the Stock Award Plans, approximately 143,142 were granted and are outstanding, 26,696 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of January 28, 2023 were 443,000.

The fair values of the options granted have been estimated at the date of grant using the Black - Scholes option pricing model with the following assumptions:

	2022	2021
Dividend yield	0%	0%
Expected stock price volatility	98.6%-140.2%	100.6%-115.6%
Risk-free interest rate	2.73-4.36%	1.29%-1.46%
Expected award life (in years)	4.93-7.12	4.93-6.98
Weighted average fair value per share of awards granted during the year	$2.09	$20.58

Index
The following table summarizes stock option activity under the Stock Award Plans:

	Employee and Director Stock Award Plans

	Number of Shares Subject To Option	Stock Award Exercise Price Range Per Share	Weighted Average Exercise Price	Other Share Awards (1)	Weighted Average Grant Fair Value/ Exercise Price

Balance January 30, 2021	133,356	$3.51-$97.40	$20.41	-	$-
Granted	6,637	$20.41-$32.54	25.69	111,500	16.09
Cancelled/Forfeited	(51,625)	$7.12-$36.00	33.36	(12,500)	(18.07)
Exercised	(2,403)	$7.12	7.12	(9,000)	(20.41)
Balance January 29, 2022	85,965	$3.51-$97.40	$13.41	90,000	$15.39
Granted	82,500	$0.85-$6.55	2.09	9,000	4.59
Cancelled/Forfeited	(44,823)	$0.85-$50.60	10.47	(62,750)	(14.11)
Exercised	-	$-	-	(16,750)	(10.92)
Balance January 28, 2023	123,642	$0.85-$97.40	$6.00	19,500	$18.35

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of January 28, 2023, the aggregate intrinsic value of all outstanding and vested awards based on the Company’s closing common stock price of $0.87 as of January 28, 2023 was $1,065 and $0, respectively. The aggregate intrinsic value represents the value which would have been received by the award holders had all award holders under the Stock Award Plans exercised their awards as of that date.

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

For each of fiscal 2022 and 2021, net periodic benefit cost recognized under the SERP totaled approximately $0.4 million and $0.3 million, respectively. The accrued pension liability for both plans was approximately $12.8 million and $15.3 million as of January 28, 2023 and January 29, 2022, respectively, and is recorded within other long-term liabilities on the Consolidated Balance Sheets. The accumulated benefit obligation for both plans was $14.8 million and $15.4 million as of the fiscal years ended January 28, 2023 and January 29, 2022, respectively.

Index
The following is a summary of the Company’s defined benefit pension plans as of each fiscal year-end:

Obligation and Funded Status:

(amounts in thousands)	January 28, 2023	January 29, 2022
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$15,343	$17,371
Service cost	-	-
Interest cost	556	252
Actuarial gain	(1,996)	(1,096)
Benefits paid	(1,150)	(1,184)
Benefit obligation at end of year	$12,753	$15,343

Fair value of plan assets at end of year	$-	$-

Funded status	$(12,753)	$(15,343)
Unrecognized net actuarial loss	(2,015)	(19)
Accrued benefit cost	$(14,768)	$(15,362)

Amounts recognized in the Consolidated Balance Sheets consist of:

	January 28, 2023	January 29, 2022
(amounts in thousands)
Current liability	$(1,158)	$(1,158)
Long term liability	(11,604)	(14,185)
Accumulated other comprehensive loss	(2,006)	(12)
Net amount recognized	$(14,768)	$(15,355)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss:

Net Periodic Benefit Cost:

	Fiscal Year
	2022	2021
Service cost	$-	$-
Interest cost	556	252
Amortization of actuarial net gain	-	-
Net periodic benefit cost	$556	$252

Other Changes in Benefit Obligations Recognized in Other Comprehensive Loss:

	2022	2021
Net prior service cost recognized as a component of net periodic benefit cost	$-	$-
Net actuarial (gain) loss arising during the period	(1,796)	(1,097)
	(1,796)	(1,097)
Income tax effect	-	-
Total recognized in other comprehensive loss	$(1,796)	$(1,097)
Total recognized in net periodic benefit cost and other comprehensive loss	$(1,240)	$(844)

Index
(amounts in thousands)	January 28,	January 29,
	2023	2022
Net unrecognized actuarial loss	$(1,796)	$(1,097)
Other actuarial adjustments	(190)	907
Accumulated other comprehensive loss	$(1,986)	$(190)
Tax expense	1,100	1,100
Accumulated other comprehensive loss	$(886)	$910

The pre-tax components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost as of January 28, 2023 and January 29, 2022 and the tax effect are summarized below.

	2022	2021
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.40%	2.58%
Salary increase rate	0.00%	0.00%
Measurement date	Jan 31, 2023	Jan 31, 2022

	Fiscal Year
	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.40%	2.58%
Salary increase rate	N/A	N/A

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

The following benefit payments over the next ten years are expected to be paid:

Year	Pension Benefits
(amounts in thousands)
2023	1,149
2024	1,149
2025	1,269
2026	1,309
2027	1,309
2028 – 2032	6,376

Index
Note 10. Income Taxes

Income tax expense consists of the following:

	Fiscal Year
	2022	2021
(amounts in thousands)
Federal - current	$-	$-
State - current	43	27
Deferred	-	-
Income tax (benefit) expense	$43	$27

A reconciliation of the Company’s effective income tax rate with the federal statutory rate is as follows:

	Fiscal Year
	2022	2021
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax effect	(0.2%)	(0.3%)
Change in Valuation Allowance	(22.4%)	(30.9%)
Cash surrender value - insurance / benefit program	(0.5%)	0.8%
Other	1.8%	9.1%
Effective tax rate	(0.3%)	(0.3%)

The Other category is comprised of various items, including the impacts of non-deductible entertainment, penalties and parking benefits and the refundable portion of the federal alternative minimum tax carryover credit.

Significant components of the Company’s deferred tax assets are as follows:

	January 28, 2023	January 29, 2022
(amounts in thousands)
DEFERRED TAX ASSETS
Accrued Expenses	$191	$159
Inventory	252	219
Retirement and compensation related accruals	3,622	3,769
Federal and state net operating loss and credit carry forwards	96,589	91,468
Losses on investment	853	853
Others	107	107
Gross deferred tax assets before valuation allowance	101,614	96,575
Less: valuation allowance	(101,403)	(96,331)
Total deferred tax assets	$211	$244

DEFERRED TAX LIABILITIES
Fixed assets	(211)	(244)
Total deferred tax liabilities	$(211)	$(244)

NET DEFERRED TAX ASSET	$-	$-

Index
The Company, at the end of fiscal 2022, has a net operating loss carryforward of $369.1 million for federal income tax purposes which will expire at various times throughout 2040 with a portion being available indefinitely. The Company has approximately $224.4 million of net operating loss carryforward for state income tax purposes as of the end of fiscal 2022 that expire at various times through 2040 and are subject to certain limitations and statutory expiration periods. The state net operating loss carryforwards are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. The Company has federal tax credit carryforwards of $0.5 million which will expire in 2026. The Company has state tax credit carryforwards of $0.2 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based on the available objective evidence, management concluded that a full valuation allowance should be recorded against its deferred tax assets. As of January 28, 2023, the valuation allowance increased to $101.4 million from $96.3 million as of January 29, 2022. Management will continue to assess the valuation allowance against the gross deferred assets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the respective years is provided below. Amounts presented excluded interest and penalties, where applicable, on unrecognized tax benefits:

	Fiscal Year
	2022	2021
(amounts in thousands)
Unrecognized tax benefits at beginning of year	$413	$413
Decreases in tax positions from prior years	-	-
Unrecognized tax benefits at end of year	$413	$413

As of January 28, 2023, the Company had $0.4 million of gross unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next twelve months, the Company does not expect the change to have a significant impact on its results of operations or financial position. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all federal income tax matters and all material state and local income tax matters through fiscal 2013.

The Company’s practice is to recognize interest and penalties associated with its unrecognized tax benefits as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of January 28, 2023, the Company did not have any unrecognized tax benefits.

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

•
Common Stock Purchase Warrants (“Warrants”), pursuant to which the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of April 28, 2023, 236,993 of the Warrants had been exercised by the Related Party Entities and 5,126 warrants remained outstanding;

Index
•
Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien; and

•
Voting Agreement (the “Voting Agreement”), pursuant to which the Related Party Entities, the Trust, Mr. Simpson and their respective related entities agreed to how their respective shares of the Company’s capital stock held by the parties will be voted with respect to the designation, election, removal, and replacement of members of the Board of Directors of the Company. On August 2, 2022, the parties entered into Amendment No. 1 to the Voting Agreement setting forth their agreements and understandings with respect to how shares of the Company’s capital stock held by the parties thereto will be voted with respect to (i) amending the Certificate of Incorporation of the Company to set the size of the Board of Directors of the Company at four directors and (ii) the designation, election, removal, and replacement of members of the Board.

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

•
Common Stock Purchase Warrant (“Alimco Warrant”), pursuant to which the Company issued warrants to purchase up to 320,000 shares of Common Stock to Alimco, subject to adjustment in accordance with the terms of the Alimco Warrant, at an exercise price of $0.01 per share. All such warrants were outstanding as of April 28, 2023;

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

Index
On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve appears to be seeking more than $1,000,000 in damages. Kaspien denies that it breached the agreement and denies that it has any liability to Vijuve. Moreover, on July 19, 2021, Kaspien filed counterclaims and alleged that Vijuve breached the contract, including by refusing to buy back inventory from Kaspien upon termination of the Retailer Agreement. On July 18, 2022, Kaspien filed additional counterclaims against Vijuve for fraud and negligent misrepresentation.  Kaspien is seeking at least $229,000 from Vijuve for breach of contract and/or specific performance, as well as fraud and negligent misrepresentation. A trial on all of the parties’ claims is scheduled for September 18, 2023.

On February 17, 2022, CA Washington, LLC (“CA”) filed a lawsuit against Kaspien Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA claims that Kaspien Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. There is no determination of outcome, thus no contingencies are recognized as of the reporting date. The parties have agreed to resolve the lawsuit and are finalizing the necessary settlement documents.

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

Index
Note 13. Quarterly Financial Information (Unaudited)

		Fiscal 2022 Quarter Ended
	Fiscal 2022	January 28, 2023	October 29, 2022	July 30, 2022	April 30, 2022

Net Revenue	$128,228	$33,385	$29,145	$33,907	$31,791
Gross profit	24,390	4,235	6,575	6,729	6,851
Net loss	$(19,044)	$(6,639)	$(3,561)	$(4,416)	$(4,428)
Basic and diluted loss per share	$(5.47)	$(1.34)	$(0.92)	$(1.69)	$(1.78)

		Fiscal 2021 Quarter Ended
	Fiscal 2021	January 29, 2022	October 30, 2021(1)	July 31, 2021(2)	May 1, 2021

Net Revenue	$143,713	$36,034	$32,172	$34,890	$40,617
Gross profit	32,773	6,138	8,004	8,835	9,796
Net income (loss)	$(8,031)	$(5,811)	$(886)	$82	$(1,416)
Diluted income (loss) per share	$(3.28)	$(2.33)	$(0.36)	$0.03	$(0.61)

1.	Includes $1.6 million in other income related to an insurance settlement.
2.	Includes $2.0 million in income related to the forgiveness of the PPP Loan.

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

2.2
Amendment No. 1 to Asset Purchase Agreement by and among Record Town, Inc., Record Town USA LLC, Record Town Utah LLC, Trans World FL LLC, Trans World New York, LLC, Kaspien Holdings Inc., 2428392 Inc., and 2428391 Ontario Inc, o/a Sunrise Records, dated as of February 20, 2020 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 20, 2020. Commission File No. 0-14818.

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

Index
3.11
Certificate of Amendment of Certificate of Incorporation of Kaspien Holdings Inc. – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 2, 2022. Commission File No. 0-14818.

3.12	Amended By-Laws – incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000. Commission File No. 0-14818.

3.13	Amendment No. 1 to By-Laws – incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

3.14
Amendment No. 2 to Bylaws of Kaspien Holdings Inc., dated September 3, 2020 – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on September 3, 2020. Commission File No. 0-14818.

3.15	Amendment No. 3 to Bylaws of Kaspien Holdings Inc., dated March 8, 2022 – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 8, 2022. Commission File No. 0-14818.

3.16	Amendment No. 4 to Bylaws of Kaspien Holdings Inc. – incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 2, 2022. Commission File No. 0-14818.

4.1
Specimen of Kaspien Holdings Inc. Stock Certificate – incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.  Commission File No. 0-14818.

*4.2	Description of Kaspien Holdings Inc. Capital Stock.

4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated March 8, 2022). Commission File No. 0-14818.

4.4
Amended and Restated Common Stock Purchase Warrant, dated as of April 4, 2022 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2022. Commission File No. 0-14818.

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

10.5	Amendment No. 4 to Loan and Security Agreement – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

*10.6	Amendment No. 5 to Loan and Security Agreement

10.7	Subordinated Loan and Security Agreement dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

Index
10.8
Amendment No. 1 to Subordinated Loan and Security Agreement dated September 17, 2021 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 20, 2021.  Commission File No. 0-14818.

10.9	Amendment No. 2 to Subordinated Loan and Security Agreement – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

10.10	Contingent Value Rights Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.11	Contingent Values Rights Agreement – incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

10.12	Common Stock Purchase Warrants, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.13	Voting Agreement, dated as of March 30, 2020 – incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 31, 2020. Commission File No. 0-14818.

10.14	Registration Rights Agreement – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 8, 2022. Commission File No. 0-14818.

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

10.18
Kaspien Holdings Inc. 2005 Long Term Incentive and Share Award Plan (As Amended and Restated on August 2, 2022) – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 2, 2022. Commission File No. 0-14818.

10.19
Severance, Retention and Restrictive Covenant Agreement between the Company and Edwin J. Sapienza, dated February 26, 2019 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 4, 2019. Commission File No. 0-14818.

10.20	Brock Kowalchuk Offer Letter dated as of March 28, 2022 – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 1, 2022. Commission File No. 0-14818.

10.21	Brock Kowalchuk Severance Agreement dated as of July 31, 2020 – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 1, 2022. Commission File No. 0-14818.

Index
10.22	Amendment No. 1 to Voting Agreement – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2022. Commission File No. 0-14818.

10.23	Engagement Agreement dated July 11, 2022 – incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.24
Securities Purchase Agreement (PIPE), dated July 12, 2022, by and among the Company and the purchasers party hereto – incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.25
Securities Purchase Agreement (Registered Offering), dated July 12, 2022, by and among the Company and the purchasers party thereto – incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.26	Form of Investor Warrant (PIPE) – incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.27	Form of Pre-Funded Warrant (PIPE) – incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.28	Form of Pre-Funded Warrant (Registered Offering) – incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.29
Registration Rights Agreement, dated July 12, 2022, by and among the Company and the purchasers party thereto – incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

10.30	Form of Lockup Agreement – incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K filed July 14, 2022. Commission File No. 0-14818.

*21	Significant Subsidiaries of the Registrant.

*23	Consent of Fruci & Associates II, PLLC.

*31.1
Certification of Chief Executive Officer dated April 28, 2023, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2023, pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*31.2
Certification of Chief Financial Officer dated April 28, 2023, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2023,  pursuant to Rule 13a-14(a) or Rule 15a-14(a).

*32
Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated April 28, 2023, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2023.

*101.INS XBRL Instance Document

*101.SCH XBRL Taxonomy Extension Schema

*101.CAL XBRL Taxonomy Extension Calculation Linkbase

Index
*101.DEF XBRL Taxonomy Extension Definition Linkbase

*101.LAB XBRL Taxonomy Extension Label Linkbase

*101.PRE XBRL Taxonomy Extension Presentation Linkbase

*104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith