Form 10-Q
period 2023-04-29
Kaspien Holdings Inc.
filed 2023-06-13
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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

509-900-6287
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	KSPN	OTCQB

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

Common Stock, $.01 par value,
4,965,003 shares outstanding as of June 10, 2023
Kaspien Holdings Inc.

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index
FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our ability to achieve profitability and meet future liquidity needs and capital requirements, future business, future results of operations or financial condition, our business strategies and the COVID-19 pandemic. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Such risks and uncertainties include, among others, those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10‑K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2023 (the “2022 Form 10-K”), and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2022 Form 10‑K, this quarterly report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this quarterly report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	April 29,	January 28,	April 30,
	2023	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$514	$1,130	$828
Restricted cash	1,158	1,158	1,158
Accounts receivable	2,879	1,969	2,727
Merchandise inventory	27,703	26,704	32,254
Prepaid expenses and other current assets	300	999	558
Total current assets	32,554	31,960	37,525

Restricted cash	1,571	1,338	2,160
Fixed assets, net	1,913	1,999	2,441
Operating lease right-of-use assets	1,344	1,505	1,990
Cash surrender value	3,369	3,371	3,800
Other assets	566	566	872
TOTAL ASSETS	$41,317	$40,739	$48,788

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,088	$7,044	$7,664
Short-term borrowings	9,295	8,812	10,508
Accrued expenses and other current liabilities	2,652	2,876	2,208
Current portion of operating lease liabilities	708	695	663
Total current liabilities	21,743	19,427	21,043

Operating lease liabilities	880	1,019	1,439
Long-term debt	10,429	9,790	7,944
Other long-term liabilities	11,455	11,604	13,987
TOTAL LIABILITIES	44,507	41,840	44,413

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 5,432,072, 5,432,072 and 3,902,985 shares issued, respectively)	54	54	39
Additional paid-in capital	214,092	214,029	360,738
Treasury stock at cost (467,069, 467,069 and 1,410,417 shares, respectively)	(76,132)	(76,132)	(230,170)
Accumulated other comprehensive gain (loss)	886	886	(910)
Accumulated deficit	(142,090)	(139,938)	(125,322)
TOTAL SHAREHOLDERS’ EQUITY	(3,190)	(1,101)	4,375
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,317	$40,739	$48,788

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022

Net revenue	$32,932	$31,791

Cost of sales	25,479	24,940
Gross profit	7,453	6,851
Selling, general and administrative expenses	8,709	10,517
Loss from operations	(1,256)	(3,666)
Interest expense	896	762
Loss from operations before income tax expense	(2,152)	(4,428)
Income tax expense	-	-
Net loss	$(2,152)	$(4,428)

BASIC AND DILUTED INCOME PER SHARE:
Basic and diluted loss per common share	$(0.43)	$(1.78)

Weighted average number of common shares outstanding – basic and diluted	4,965	2,493

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022

Net loss	$(2,152)	$(4,428)
Amortization of pension gain	-	-
Comprehensive loss	$(2,152)	$(4,428)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Thirteen Weeks Ended April 29, 2023
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 28, 2023	5,432	(467)	$54	$214,029	$(76,132)	$886	$(139,938)	$(1,101)
Net Loss	-	-	-	-	-	-	(2,152)	(2,152)
Amortization of unearned compensation/restricted stock amortization	-	-	-	63	-	-	-	63
Balance as of April 29, 2023	5,432	$(467)	$54	$214,092	$(76,132)	$886	$(142,090)	$(3,190)

	Thirteen Weeks Ended April 30, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net Loss	-	-	-	-	-	-	(4,428)	(4,428)
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Amortization of unearned compensation/restricted stock amortization	-	-	-	-	-	-	-	-
Balance as of April 30, 2022	3,903	$(1,410)	$39	$360,738	$(230,170)	$(910)	$(125,322)	$4,375

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
OPERATING ACTIVITIES:
Net income loss	$(2,152)	$(4,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	188	293
Stock-based compensation	63	-
Interest on long-term debt	640	106
Amortization of ROU asset	161	154
Change in cash surrender value	2	354
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(910)	(392)
Merchandise inventory	(999)	(2,977)
Prepaid expenses and other current assets	698	92
Other long-term assets	-	93
Accounts payable	2,044	1,393
Accrued expenses and other current liabilities	(212)	(140)
Other long-term liabilities	(285)	(368)
Net cash used in operating activities	(762)	(5,820)

INVESTING ACTIVITIES:
Purchases of fixed assets	(103)	(399)
Net cash provided by (used in) investing activities	(103)	(399)

FINANCING ACTIVITIES:
Proceeds from short term borrowings	482	542
Proceeds from long term borrowings	-	5,000
Net cash provided by financing activities	482	5,542

Net decrease in cash, cash equivalents, and restricted cash	(383)	(677)
Cash, cash equivalents, and restricted cash, beginning of period	3,626	4,823
Cash, cash equivalents, and restricted cash, end of period	$3,243	$4,146

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$246	$202
Warrants issued with debt	-	1,633

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 29, 2023 and April 30, 2022
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

Kaspien provides a platform of services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart and Target, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies and mutually beneficial partnerships.

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

The Company incurred a net loss of $2.2 million and $4.4 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.  The decrease in the net loss was primarily attributable to an increase in sales and gross margin and a reduction in selling, general and administrative expenses. In addition, the Company has an accumulated deficit of $142.1 million as of April 29, 2023 and net cash used in operating activities for the thirteen weeks ended April 29, 2023 was $0.8 million. Net cash used in operating activities for the thirteen weeks ended April 30, 2022 was $5.8 million.

As disclosed in the Company’s Annual Report on Form 10-K filed April 28, 2023, the Company experienced negative cash flows from operations during fiscal 2022 and 2021 and we expect to incur net losses in fiscal 2023.

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

The unaudited condensed consolidated financial statements for the thirteen weeks ended April 29, 2023 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of April 29, 2023, we had cash and cash equivalents of $0.5 million, net working capital of $10.8 million, and $9.3 in borrowings on our revolving credit facility, as further discussed below.

As of January 28, 2023, the Company had borrowings of $8.8 million under the Credit Facility. As of April 29, 2023 and April 30, 2022, the Company had no outstanding letters of credit. The Company had $3.3 million and $3.6 million available for borrowing under the Credit Facility as of  April 29, 2023 and April 30, 2022, respectively.

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

Index
On September 17, 2021, the Loan Parties entered into Amendment No. 3 to the Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other things, (i) the maturity of the Credit Facility was extended to February 20, 2024, and the early termination fees were accordingly reset; (ii) the LIBOR floor was reduced to 1.00%; (iii) up to $4,000,000 of acquisitions are now allowed without Eclipse’s consent, subject to satisfaction of various conditions, including the Company having a trailing twelve month fixed charge coverage ratio of 1.20x and Excess Availability greater than the greater of (x) 20% of the average Borrowing Base for each 30 day period immediately prior to, and pro forma for, the purchase and (y) $1,500,000.

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

As of April 29, 2023 and April 30, 2022, the Company had borrowings of $9.3 and $10.5 million under the Credit Facility, respectively.

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

Index
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

Index
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 28, 2023 contained in the Company’s Annual Report on Form 10-K filed April 28, 2023.  The results of operations for the thirteen weeks ended April 29, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 28, 2023.

The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2023.

Note 3. Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost. The model replaces the probable, incurred loss model for those assets and instead, broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. This standard will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022. We have completed our evaluation and have determined that the update will not have a material impact on our consolidated financial condition, results of operations, or cash flows.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. The Company’s exposure to LIBOR rates includes its credit facility. The amendments are effective as of March 12, 2020 through December 31, 2022. We have completed our evaluation and have determined that the update will not have a material impact on our consolidated financial condition, results of operations, or cash flows.

Recent accounting pronouncements pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Note 4. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended April 29, 2023 and April 30, 2022 was $0.2 million and $0.3 million, respectively.

Note 5. Restricted Cash

As a result of the death of its former Chairman, the Company holds $2.7 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $1.5 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of April 29, 2023.

Index
A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	April 29,	January 28,	April 30,
	2023	2023	2022
Cash and cash equivalents	$514	$1,130	$828
Restricted cash	2,729	2,496	3,318
Total cash, cash equivalents and restricted cash	$3,243	$3,626	$4,146

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

Interest under the Credit Facility accrues, subject to certain terms and conditions under the Loan Agreement, at a SOFR Rate or Base Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Loan Agreement, with the Applicable Margin for SOFR Rate loans ranging from 4.00% to 4.50% and the Applicable Margin for Base Rate loans ranging from 3.00% to 3.50%.

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

On September 17, 2021, the Loan Parties entered into Amendment No. 3 to the Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other things, (i) the maturity of the Credit Facility was extended to February 20, 2024, and the early termination fees were accordingly reset; (ii) the LIBOR floor was reduced to 1.00%; (iii) up to $4,000,000 of acquisitions are now allowed without Eclipse’s consent, subject to satisfaction of various conditions, including the Company having a trailing twelve month fixed charge coverage ratio of 1.20x and Excess Availability greater than the greater of (x) 20% of the average Borrowing Base for each 30 day period immediately prior to, and pro forma for, the purchase and (y) $1,500,000.

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

As of April 29, 2023, the Company had borrowings of $9.3 million under the Credit Facility. The Company had borrowings of $10.5 million as of April 30, 2022. As of April 29, 2023, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of April 29, 2023, 5,126 warrants remain outstanding.

The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.1 million of which was unamortized as of April 29, 2023.

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

The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $0.8 million was unamortized as of April 29, 2023. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

Note 7. Stock Based Compensation

The Company has outstanding awards under four employee stock award plans: the 2005 Long Term Incentive and Share Award Plan; the Amended and Restated 2005 Long Term Incentive and Share Award Plan; the 2005 Long Term Incentive and Share Award Plan (as amended and restated April 5, 2017 (the “Old Plans”); and Kaspien Holdings Inc. 2005 Long Term Incentive and Share Award Plan (as amended and restated on August 2, 2022) (the “New Plan”).  Collectively, these plans are referred to herein as the Stock Award Plans.  The Company no longer issues stock options under the Old Plans.

Equity awards authorized for issuance under the New Plan total 500,000.  As of April 29, 2023, of the awards authorized for issuance under the Stock Award Plans, approximately 143,142 were granted and are outstanding, 30,821 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of January 28, 2023 were 443,000.
The following table summarizes stock award activity during the thirteen weeks ended April 29, 2023:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 28, 2023	123,642	$6.00	7.5	19,500	$18.35
Granted	-	-	-	-	-
Forfeited	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Balance April 29, 2023	123,642	$6.00	7.1	19,500	$18.35
Exercisable April 29, 2023	30,821	$15.37	4.4	-	$-

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of April 29, 2023, the intrinsic value of stock awards outstanding and stock awards exercisable was $0.

Index
Note 8. Shareholders’ Equity

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, as of April 29, 2023:
Exercise	Number
Price	Outstanding
$0.01	325,126
$3.13	2,457,160
2,782,286

There were no warrant transactions during the quarter and the weighted average exercise price for the outstanding warrants is $2.77.

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

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements. As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended April 29, 2023, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2023.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended
(amounts in thousands)	April 29,	April 30,
	2023	2022

Interest cost	$139	$89
Net periodic pension cost	$139	$89

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

For the thirteen-week periods ended April 29, 2023 and April 30, 2022, the impact of all outstanding stock awards was not considered because the Company reported net losses in both periods and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share was the same.Total anti-dilutive stock awards for the thirteen weeks ended April 29, 2023 and April 30, 2022 were approximately 0.1 million shares for both periods.

Index

Note 12. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment.  Based on available objective evidence, management concluded that a full valuation allowance should continue to be recorded against the Company’s deferred tax assets. Management will continue to assess the need for and amount of the valuation allowance against the deferred tax assets by considering all available evidence to the Company’s ability to generate future taxable income in its conclusion of the need for a full valuation allowance.  Any reversal of the Company’s valuation allowance will favorably impact its results of operations in the period of reversal.  The Company is currently unable to determine whether or when that reversal might occur, but it will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will become realizable in the future.  The Company has significant net operating loss carry forwards and other tax attributes that are available to offset projected taxable income and current taxes payable, if any, for the year ending January 28, 2023.  The deferred tax impact resulting from the utilization of the net operating loss carry forwards and other tax attributes will be offset by a reduction in the valuation allowance. As of January 28, 2023, the Company had a net operating loss carry forward of $369.1 million for federal income tax purposes and approximately $224.4 million for state income tax purposes that expire at various times through 2040 and are subject to certain limitations and statutory expiration periods.  The Company has not changed its overall conclusion with respect to the need for a valuation allowance against its net deferred tax assets, which remain fully reserved.

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

On February 17, 2022, CA Washington, LLC (“CA”) filed a lawsuit against Kaspien Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA claims that Kaspien Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. The parties reached a settlement agreement that resolved the dispute without any financial implications to the Company.

Contingent Value Rights

On March 30, 2020, the Company entered into the Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Related Party Entities received contingent value rights (“CVRs”) representing the contractual right to receive cash payments from the Company in an amount equal, in the aggregate, to 19.9% of the proceeds (10.35% for Alimco, 1.90% for Kick-Start, and 7.64% for RJHDC) received by the Company in respect of certain intercompany indebtedness owing to it by Kaspien and/or its equity interest in Kaspien. The Company does not anticipate these contingencies being met in Fiscal 2023.

Index
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
April 29, 2023 and April 30, 2022

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that the Company’s management believes necessary to achieve an understanding of its financial statements and results of operations.  To the extent that such analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties.  These risks include, but are not limited to, changes in the competitive environment, availability of new products, change in vendor policies or relationships, general economic factors in markets where the Company’s merchandise is sold, and other factors discussed in the Company’s filings with the Securities and Exchange Commission.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 28, 2023.

Kaspien provides a platform of services to empower brands to grow their online distribution channels on digital marketplaces such as Amazon, Walmart and Target, among others. The Company helps brands achieve their online retail goals through its innovative and proprietary technology, tailored strategies and mutually beneficial partnerships.

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

On May 22, 2023, the Company, pursuant to an authorization by its board of directors, notified The Nasdaq Stock Market LLC of the Company’s decision to voluntarily delist its common stock from The Nasdaq Capital Market. Subsequently, the delisting of the Company’s common stock became effective on June 12, 2023. The Company’s common stock will be quoted on the OTCQB platform effective June 12, 2023. At this time, the Company is not taking steps to deregister as a public company under the Securities Exchange Act of 1934.

On June 6, 2023, Kaspien Inc., a wholly-owned subsidiary of the Company, and Channel Key, LLC (“Channel Key”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Kaspien Inc. sold substantially all of the assets of and certain of the liabilities relating to Kaspien Inc.’s agency business through which Kaspien Inc. provides support services for account management, media planning, media analytics, search strategy, business planning, and data reporting to its partners (the “Transaction”). The Transaction closed on June 6, 2023. The consideration for the sale consisted of the base purchase price of $200,000, paid in cash, plus the assumption of certain liabilities. Kaspien Inc. will also be entitled to an earnout payment equal to 50% of the Total Revenue that Channel Key earns for each quarter in the 12-month period immediately following the closing of the Transaction, up to a maximum aggregate amount of $525,000. “Total Revenue” will be an amount equal to the quarterly retainer received by Channel Key pursuant to each of the purchased assets, plus the quarterly commission received by Channel Key pursuant to each of the purchased assets.

Index
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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2023
Compared to the Thirteen Weeks Ended April 30, 2022

Net revenue.  The following table sets forth a year-over-year comparison of the Company’s Net revenue :

	Thirteen weeks ended				Change
	April 29, 2023		April 30, 2022		$	%
Amazon US	$31,676	96.2%	$29,620	93.2%	$2,056	6.9%
Amazon International	503	1.5%	1,287	4.0%	(784)	-60.9%
Walmart, Target & other marketplaces	476	1.4%	430	1.4%	46	10.7%
Subtotal Retail as a Service	32,655	99.2%	31,337	98.6%	1,318	4.2%
Subscriptions	277	0.8%	454	1.4%	(177)	-39.0%
Net revenue	$32,932	100.0%	$31,791	100.0%	$1,141	3.6%

Net revenue increased 3.6% to $32.9 million for the three months ended April 29, 2023 compared to $31.8 million for the three months ended April 30, 2022. The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 99.2% of net revenue. RaaS net revenue increased to 6.9% from the comparable period from the prior year.

The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, electronics, health & personal care, home/kitchen/grocery, pets, sporting goods, toys & art.

Index
Total active partner count is approximately 90 retail partners.

Gross Profit. Gross profit increased to $7.5 million, or 22.6% of net revenue for the thirteen weeks ended April 29, 2023, as compared to $6.9 million, or 21.6% of net revenue for the comparable prior year period. The increase in gross profit was primarily due to the increase in net revenue and a decrease warehouse and freight expenses for the thirteen weeks ended April 29, 2023 as compared the 13 weeks ended April 30, 2022. The following table sets forth a year-over-year comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change
(amounts in thousands)	April 29, 2023	April 30, 2022	$	%

Merchandise margin	$13,309	$14,046	$(737)	(5.2)%
% of net revenue	40.4%	44.2%	(3.8)%

Fulfillment fees	(4,112)	(4,568)	(456)	(10.0)%
Warehousing and freight	(1,744)	(2,627)	(883)	(33.6)%
Gross profit	$7,453	$6,851	$602	8.8%

% of net revenue	22.6%	21.6%

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen weeks ended		Change
	April 29, 2023	April 30, 2023	$	%
Selling expenses	$4,631	$4,601	$30	0.7%
General and administrative expenses	4,078	5,916	(1,838)	-31.1%
SG&A Expenses	$8,709	$10,517	$(1,808)	-17.2%

As a % of total revenue	27.4%	33.1%

SG&A expenses decreased $1.8 million or 17.2%. The decrease in SG&A expenses was due to a $1.8 million decline in general and administrative expenses. The decrease in general and administrative expenses is due to decreased wages, professional and software fees and marketing expenses.

Consolidated depreciation and amortization expense for the thirteen weeks ended April 29, 2023 was $0.2 million as compared to $0.3 million for the comparable prior year period.

Interest Expense.   Interest expense was $0.9 million for the thirteen weeks ended April 29, 2023 compared to $0.8 million for the thirteen weeks ended April 30, 2022.  The increase in interest expense was due to increased long-term borrowings.  See Note 6 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company’s deferred tax assets  As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended April 29, 2023 and April 30, 2022.

Index
Net Loss. The net loss for the thirteen weeks ended April 29, 2023 was $2.2 million as compared to $4.3 million for the comparable prior year period.

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

The Company incurred a net loss of $2.0 million and $4.4 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.  The decrease in the net loss was primarily attributable to an increase in sales and gross margin and a reduction in selling, general and administrative expenses. In addition, the Company has an accumulated deficit of $142.1 million as of April 29, 2023 and net cash used in operating activities for the thirteen weeks ended April 29, 2023 was $0.8 million. Net cash used in operating activities for the thirteen weeks ended April 30, 2022 was $5.8 million.

As disclosed in the Company’s Annual Report on Form 10-K filed April 28, 2023, the Company experienced negative cash flows from operations during fiscal 2022 and 2021 and we expect to incur net losses in fiscal 2023.

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

The unaudited condensed consolidated financial statements for the thirteen weeks ended April 29, 2023 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index
As of April 29, 2023, we had cash and cash equivalents of $0.5 million, net working capital of $10.8 million, and $9.3 in borrowings on our revolving credit facility, as further discussed below.

As of January 28, 2023, the Company had borrowings of $8.8 million under the Credit Facility. As of April 29, 2023 and April 30, 2022, the Company had no outstanding letters of credit. The Company had $3.3 million and $1.6 million available for borrowing under the Credit Facility as of April 29, 2023 and April 30, 2022, respectively.

The following table sets forth a summary of key components of cash flow and working capital:

	As of or for the Thirteen Weeks Ended		Change
(amounts in thousands)	April 29, 2023	April 30, 2022	$
Operating Cash Flows	$(763)	$(5,820)	$5,057
Investing Cash Flows	(103)	(399)	296
Financing Cash Flows	482	5,542	(5,060)

Capital Expenditures(1)	(103)	(399)	296

Cash, Cash Equivalents, and Restricted Cash (2)	3,243	4,146	(903)
Merchandise Inventory	28,929	32,254	(3,325)

(1)Included in Investing Cash Flows

(2)Cash and cash equivalents per condensed consolidated balance sheets	$514	$828
Add: restricted cash	2,729	3,318
Cash, cash equivalents, and restricted cash	$3,243	$4,146

Cash used in operations was $0.8 million primarily due to net loss of $2.2 million, and a $1.0 million increase in inventory partially offset by a $2.0 million increase in accounts payable.

Cash used by investing activities was $0.1 million for the thirteen weeks ended April 29, 2023, which consisted entirely of capital expenditures.   Cash used by investing activities was $0.4 million for the thirteen weeks ended April 30, 2022, which consisted entirely of capital expenditures.

Cash provided by financing activities was $0.5 million for the thirteen weeks ended April 29, 2023.  The primary source of cash was $0.5 million proceeds from short term borrowings.

Cash provided by financing activities was $5.5 million for the thirteen weeks ended April 30, 2022.  The primary source of cash was $5.0 million raised from the issuance of subordinated debt.

Capital Expenditures.  During the thirteen weeks ended April 29, 2023, the Company made capital expenditures of $0.1 million. The Company currently plans to spend approximately $0.5 million for capital expenditures during fiscal 2023.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as of and for the year ended January 28, 2023 includes a summary of the critical accounting policies and methods used by the Company in the preparation of its interim condensed consolidated financial statements.  The Company’s significant accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements on Form 10-K for the fiscal year ended January 28, 2023.

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

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of April 29, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were not effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 17, 2022, CA Washington, LLC (“CA”) filed a lawsuit against Kaspien Inc. in Wake County, North Carolina Superior Court (court file 22 CVS 2051). CA claims that Kaspien Inc. breached the contract between the parties by using CA’s technology platform to facilitate sales by third parties and by using CA’s technology to develop a competing platform. The lawsuit also includes an alternative claim for unjust enrichment and a claim for breach of North Carolina’s Unfair and Deceptive Trade Practices Act. CA seeks an unspecified amount of damages. Kaspien removed the lawsuit to federal court in the Eastern District of North Carolina (case number 5:22-cv-00111), filed an Answer denying CA’s claims, and asserted a counterclaim against CA for breach of contract and breach of the covenant of good faith and fair dealing. The parties reached a settlement agreement that resolved the dispute without any financial implications to the Company.

Item 1A – Risk Factors
Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
None.

Index
Item 6 - Exhibits

(A) Exhibits -

Exhibit No.	Description

10.1	Amendment No. 5 to Loan and Security Agreement

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KASPIEN HOLDINGS INC.

June 13, 2023	By: /s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer
(Principal Executive Officer)

June 13, 2023	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)