Form 10-Q
period 2023-07-29
Kaspien Holdings Inc.
filed 2023-09-12
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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

(509)-900-6287
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

Common Stock, $.01 par value,
4,969,738 shares outstanding as of September 10, 2023
Kaspien Holdings Inc.

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index
FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, particularly in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding our ability to achieve profitability and meet future liquidity needs and capital requirements, future business, future results of operations or financial condition, and our business strategies. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “aim,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Such risks and uncertainties include, among others, those risks discussed under the caption “Risk Factors” in our most recently filed Annual Report on Form 10‑K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2023 (the “2022 Form 10-K”), and in our consolidated financial statements, related notes, and the other information appearing elsewhere in the 2022 Form 10‑K, this quarterly report on Form 10-Q and our other filings with the SEC. Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. The forward-looking statements contained in this quarterly report on Form 10-Q are made only as of the date hereof, and we do not intend, and, except as required by law, we undertake no obligation to update any forward-looking statements contained herein after the date of this report to reflect actual results or future events or circumstances.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)
(unaudited)

	July 29,	January 28,	July 30,
	2023	2023	2022
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$282	$1,130	$1,309
Restricted cash	1,158	1,158	1,158
Accounts receivable	2,211	1,969	2,082
Merchandise inventory	26,055	26,704	29,363
Prepaid expenses and other current assets	620	999	618
Total current assets	30,326	31,960	34,530

Restricted cash	1,315	1,338	1,873
Fixed assets, net	1,769	1,999	2,357
Operating lease right-of-use assets	1,181	1,505	1,823
Cash Surrender Value	3,652	3,371	3,768
Other assets	566	566	777
TOTAL ASSETS	$38,809	$40,739	$45,128

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$8,196	$7,044	$8,012
Short-term borrowings	8,797	8,812	3,855
Short-term debt	11,082	-	-
Accrued expenses and other current liabilities	2,291	2,876	1,753
Current portion of operating lease liabilities	689	695	550
Total current liabilities	31,055	19,427	14,170

Operating lease liabilities	727	1,019	1,416
Long-term debt	-	9,790	8,548
Other long-term liabilities	11,308	11,604	13,788
TOTAL LIABILITIES	43,090	41,840	37,922

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 5,432,072, 5,432,072 and 3,911,985 shares issued, respectively)	54	54	39
Additional paid-in capital	214,161	214,029	263,723
Treasury stock at cost (467,069, 467,069 and 1,410,378 shares, respectively)	(76,132)	(76,132)	(125,906)
Accumulated other comprehensive loss	886	886	(910)
Accumulated deficit	(143,250)	(139,938)	(129,740)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,281)	(1,101)	7,206
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$38,809	$40,739	$45,128

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022

Net revenue	$33,136	$33,907	$66,068	$65,697

Cost of sales	25,818	27,178	51,297	52,118
Gross profit	7,318	6,729	14,771	13,579
Selling, general and administrative expenses	8,251	10,201	16,961	20,719
Loss from operations	(933)	(3,472)	(2,190)	(7,140)
Interest expense	954	901	1,848	1,663
Other income	(777)	-	(777)	-
Loss before income tax expense	(1,110)	(4,373)	(3,261)	(8,803)
Income tax expense	51	43	51	43
Net loss	(1,161)	(4,416)	(3,312)	(8,846)
BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per common share	$(0.23)	$(1.69)	$(0.67)	$(3.47)
Weighted average number of common shares outstanding – basic and diluted	4,965	2,613	4,965	2,553

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022

Net loss	$(1,161)	$(4,416)	$(3,312)	$(8,846)
Amortization of pension gain	-	-	-	-
Comprehensive loss	$(1,161)	$(4,416)	$(3,312)	$(8,846)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended July 29, 2023
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity (Deficit)
Balance as of April 29, 2023	5,432	(467)	$54	$214,092	$(76,132)	$886	$(142,089)	$(3,189)
Net Loss	-	-	-	-	-	-	(1,161)	(1,161)
Amortization of unearned compensation/restricted stock amortization	-	-	-	69	-	-	-	69
Balance as of July 29, 2023	5,432	$(467)	$54	$214,161	$(76,132)	$886	$(143,250)	$(4,281)

	Twenty-six Weeks Ended July 29, 2023
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity (Deficit)
Balance as of January 28,2023	5,432	(467)	$54	$214,029	$(76,132)	$886	$(139,938)	$(1,101)
Net Loss	-	-	-	-	-	-	(3,312)	(3,312)
Amortization of unearned compensation/restricted stock amortization	-	-	-	132	-	-	-	132
Balance as of July 29, 2023	5,432	$(467)	$54	$214,161	$(76,132)	$886	$(143,250)	$(4,281)

	Thirteen Weeks Ended July 30, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of April 30, 2022	3,903	(1,410)	$39	$360,738	$(230,170)	$(910)	$(125,324)	$4,375
Net income	-	-	-	-	-	-	(4,416)	(4,416)
Issuance of shares, net of expenses	-	638	-	(97,127)	104,264	-	-	7,137
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Amortization of unearned compensation/restricted stock amortization	-	-	-	71	-	-	-	71
Balance as of July 30, 2022	3,912	$(772)	$39	$263,723	$(125,906)	$(910)	$(129,740)	$7,206

	Twenty-six Weeks Ended July 30, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net Loss	-	-	-	-	-	-	(8,846)	(8,846)
Issuance of shares, net of expenses	-	638	-	(97,127)	104,264	-	-	7,137
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Amortization of unearned compensation/restricted stock amortization	-	-	-	71	-	-	-	71
Balance as of July 30, 2022	3,912	(772)	$39	$263,723	$(125,906)	$(910)	$(129,740)	$7,206

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(3,312)	$(8,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	366	594
Amortization of intangible assets	-	-
Stock-based compensation	133	112
Amortization of ROU asset	325	321
Amortization of warrant interest	524	612
Interest on long term debt	768	389
Change in cash surrender value	(281)	386
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(242)	253
Merchandise inventory	649	(86)
Prepaid expenses and other current assets	379	32
Other long-term assets	-	188
Accounts payable	1,152	1,740
Accrued expenses and other current liabilities	(591)	(999)
Other long-term liabilities	(589)	(589)
Net cash used in operating activities	(719)	(5,893)

INVESTING ACTIVITIES:
Purchases of fixed assets	(137)	(616)
Net cash provided by (used in) investing activities	(137)	(616)

FINANCING ACTIVITIES:
Payments of short term borrowings	(15)	(6,111)
Proceeds from long term borrowings	-	5,000
Proceeds from issuance of shares, net of expense	-	7,137
Net cash provided by (used in) financing activities	(15)	6,026

Net increase (decrease) in cash, cash equivalents, and restricted cash	(871)	(483)
Cash, cash equivalents, and restricted cash, beginning of period	3,626	4,823
Cash, cash equivalents, and restricted cash, end of period	$2,755	$4,340

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$543	$386
Warrants issued with debt	$-	$1,633

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 29, 2023 and July 30, 2022
Note 1. Nature of Operations

Kaspien Holdings Inc., which, together with its consolidated subsidiaries, is referred to herein as “Kaspien”, “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Kaspien Inc, through which our principal operations are conducted. Kaspien is a third-party marketplace retailer. The Company leverages in-house expertise, technology, and services to generate revenue through marketplace transactions. Kaspien provides account management, brand development, listings management, data reporting, joint business planning, and comprehensive marketing support services to our vendor partners.  Our target partners are enterprise-level large growth brands that derive margins based on pricing.

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

On June 6, 2023, Kaspien entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Kaspien sold substantially all of the assets of and certain of the liabilities relating to Kaspien’s agency business model through which Kaspien provides support services for account management, media planning, media analytics, search strategy, business planning, and data reporting to its partners (the “Business” and the transaction, the “Transaction”). The Transaction closed on June 6, 2023.

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its Credit Facility, available cash and cash equivalents, and to a lesser extent, cash generated from operations. Our cash requirements relate primarily to working capital needed to operate Kaspien, including funding operating expenses, the purchase of inventory and capital expenditures.

The Company incurred a net loss of $3.3 million and $8.8 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.  The decrease in the net loss was primarily attributable to a decrease in sales and gross margin. In addition, the Company has an accumulated deficit of $143.3 million as of July 29, 2023 and net cash used in operating activities for the twenty-six weeks ended July 29, 2023 was $0.7 million. Net cash used in operating activities for the twenty-six weeks ended July 30, 2022 was $5.9 million.

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

The unaudited condensed consolidated financial statements for the twenty-six weeks ended July 29, 2023 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 29, 2023, we had cash and cash equivalents of $0.3 million, a net working deficit of $0.7 million, and $8.8 in borrowings on our revolving credit facility, as further discussed below.

As of January 28, 2023, the Company had borrowings of $8.8 million under the Credit Facility. As of April 29, 2023 and April 30, 2022, the Company had no outstanding letters of credit. The Company had $3.4 million and $7.7 million available for borrowing under the Credit Facility as of  July 29, 2023 and July 30, 2022, respectively.

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

As of July 29, 2023 and July 30, 2022, the Company had borrowings of $8.8 and $3.9 million under the Credit Facility, respectively.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of July 29, 2023, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

Index
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 28, 2023 contained in the Company’s Annual Report on Form 10-K filed April 28, 2023.  The results of operations for the thirteen weeks ended July 29, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2024.

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

Note 4. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended July 29, 2023 and July 30, 2022 was $0.2 million and $0.3 million, respectively.

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $0.4 million and $0.6 million, respectively.

Index
Note 5. Restricted Cash

As a result of the death of its former Chairman, the Company holds $2.5 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $1.3 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of July 29, 2023.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	July 29,	January 28,	July 30,
	2023	2023	2022
Cash and cash equivalents	$282	$1,130	$1,309
Restricted cash	2,473	2,496	3,031
Total cash, cash equivalents and restricted cash	$2,755	$3,626	$4,340

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

As of July 29, 2023, the Company had borrowings of $8.8 million under the Credit Facility. The Company had borrowings of $3.9 million as of July 30, 2022. As of July 29, 2023, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of July 29, 2023, 5,126 warrants remain outstanding.

The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.1 million of which was unamortized as of July 29, 2023.

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

The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $0.6 million was unamortized as of July 29, 2023. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

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

Equity awards authorized for issuance under the New Plan total 500,000.  As of July 29, 2023, of the awards authorized for issuance under the Stock Award Plans, approximately 195,005 were granted and are outstanding, 35,042 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of January 28, 2023 were 391,137.
The following table summarizes stock award activity during the thirteen weeks ended July 29, 2023:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 28, 2023	123,642	$6.00	7.5	19,500	$18.35
Granted	-	-	-	60,000	0.61
Forfeited	(7,637)	(9.01)	-	-	-
Canceled	(500)	(97.40)	-	-	-
Exercised	-	-	-	-	-
Balance July 29, 2023	115,505	$5.79	8.4	79,500	$4.96
Exercisable July 29, 2023	35,042	$13.37	7.0	-	-

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of July 29, 2023, the intrinsic value of stock awards outstanding and stock awards exercisable was $0.

Note 8. Shareholders’ Equity (Deficit)

Index
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

As of July 29, 2023 all of the Prefunded Warrants were exercised in full.

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
2,782,286

There were no warrant transactions during the quarter and the weighted average exercise price for the outstanding warrants is $2.77. As of July 29, 2023, the intrinsic value of the warrants was $60,000 with a weighted average remaining term of 4 years.

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

Index

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended July 29, 2023, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2023.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(amounts in thousands)	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022

Interest cost	$139	$89	$278	$178
Net periodic pension cost	$139	$89	$278	$178

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

For the thirteen-week and twenty-six week periods ended July 29, 2023 and July 30, 2022, the impact of all outstanding stock awards was not considered because the Company reported net losses in those periods and such impact would be anti-dilutive.  Accordingly, basic and diluted loss per share was the same.  Total anti-dilutive stock awards for the thirteen and twenty-six weeks ended July 29, 2023 and thirteen and twenty-six weeks ended July 29, 2023 were approximately 0.1 million shares for all periods.

Total anti-dilutive warrants for the thirteen weeks and twenty-six week periods ended July 29, 2023 were approximately 2.8 million shares for both periods.

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

On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve sought $774,000 in damages. Kaspien denied that it breached the agreement and filed various counterclaims. Kaspien sought at least $229,000 from Vijuve for breach of contract and/or specific performance. On June 26, 2023, the Court granted our motion for summary judgment and dismissed Vijuve’s claim against Kaspien.

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
July 29, 2023 and July 30, 2022

Kaspien Holdings Inc., which, together with its consolidated subsidiaries, is referred to herein as “Kaspien”, “the Company”, “we”, “us” and “our”, was incorporated in New York in 1972. We own 100% of the outstanding common stock of Kaspien Inc, through which our principal operations are conducted. Kaspien is a third-party marketplace retailer. The Company leverages in-house expertise, technology, and services to generate revenue through marketplace transactions. Kaspien provides account management, brand development, listings management, data reporting, joint business planning, and comprehensive marketing support services to our vendor partners.  Our target partners are enterprise-level large growth brands that derive margins based on pricing.

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

On June 6, 2023, Kaspien entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Kaspien sold substantially all of the assets of and certain of the liabilities relating to Kaspien’s agency business model through which Kaspien provides support services for account management, media planning, media analytics, search strategy, business planning, and data reporting to its partners (the “Business” and the transaction, the “Transaction”).  The Transaction closed on June 6, 2023.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 2023
Compared to the Thirteen Weeks Ended July 30, 2022

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 29, 2023	July 30, 2022	$	%	July 29, 2023	July 30, 2022	$	%

Net Revenue	$33,136	$33,907	$(771)	-2.3%	$66,068	$65,697	$371	0.6%

Gross profit	7,318	6,729	589	8.8%	14,771	13,579	1,192	8.8%
% to sales	22.1%	19.8%			22.4%	20.7%

Net Revenue. Net revenue was $33.1 million for the thirteen weeks ended July 29, 2023 a 2.3% decrease from the comparable prior year period. Net revenue was $66.1 million for the twenty-six weeks ended July 29, 2023 a 0.6% increase from the comparable prior year period.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 96.9% of net revenue in the thirteen weeks ended July 29, 2023. The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, babycare, beauty, health & personal care, home/kitchen/grocery and pet supplies.

Total active partner count as of July 29, 2023 was approximately 89.

	Thirteen weeks ended					Twenty-six weeks ended
	July 29, 2023		July 30, 2022		Change	July 29, 2023		July 30, 2022		Change
Amazon US	$32,119	96.9%	$31,978	94.3%	0.4%	$63,763	96.5%	$61,598	93.8%	3.5%
Amazon International	492	1.5%	992	2.9%	-50.4%	1,026	1.6%	2,279	3.5%	-55.0%
Other Marketplaces	402	1.2%	350	1.0%	14.9%	878	1.3%	780	1.2%	12.6%
Subtotal Retail as a Service	33,013	99.6%	33,320	98.3%	-0.9%	65,668	99.4%	64,657	98.4%	1.6%
Subscriptions	123	0.4%	587	1.7%	-79.0%	400	0.6%	1,040	1.6%	-61.5%
Net revenue	$33,136	100.0%	$33,907	100.0%	-2.3%	$66,068	100.0%	$65,697	100.0%	0.6%

On June 6, 2023, Kaspien entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Kaspien sold substantially all of the assets of and certain of the liabilities relating to Kaspien’s agency business model through which Kaspien provides support services for account management, media planning, media analytics, search strategy, business planning, and data reporting to its partners (the “Business” and the transaction, the “Transaction”).  The Transaction closed on June 6, 2023.

Index
Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change		Twenty six Weeks		Change
(amounts in thousands)	July 29, 2023	July 30, 2022	$	%	July 29, 2023	July 30, 2022	$	%

Merchandise margin	$13,162	$14,121	$(959)	-6.8%	$26,621	$28,167	$(1,546)	-5.5%
% of net revenue	39.7%	41.6%	-2.0%		40.3%	42.9%	-2.6%

Fulfillment fees	(3,945)	(4,654)	709	-15.2%	(8,057)	(9,222)	1,165	-12.6%
Warehousing and freight	(1,899)	(2,738)	839	-30.6%	(3,793)	(5,366)	1,573	-29.3%
Gross profit	$7,318	$6,729	$589	8.8%	$14,771	$13,579	$1,192	8.8%

% of net revenue	22.1%	19.8%			22.4%	20.7%

Gross profit was $7.3 million for the thirteen weeks ended July 29, 2023, as compared to $6.7 million for the comparable prior year period. The increase in gross profit was primarily attributable to a reduction in Warehousing and Freight expenses and Fulfillment fees. Gross profit as a percentage of net revenue was 22.1% as compared to 19.8% for the thirteen weeks ended July 31, 2022. Merchandise margin for the thirteen-week period ending July 29, 2023 was 39.7% as compared to 41.6% for the comparable prior year period.

Gross profit for the twenty-six weeks ended July 29, 2023 was $14.8 million, or 22.4% of net revenue, as compared to $13.6 million, or 20.7% of net revenue for the comparable prior year period as increased net revenue and reduced warehousing and freight expenses were partially offset by lower merchandise margin.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 29, 2023	July 30, 2022	$	%	July 29, 2023	July 30, 2022	$	%

Selling expenses	$4,472	$4,876	$(404)	-8.3%	$9,103	$9,477	$(374)	-3.9%
General and administrative expenses	3,779	5,325	(1,546)	-29.0%	7,858	11,242	(3,384)	-30.1%
Total SG&A expenses	$8,251	$10,201	$(1,950)	-19.1%	$16,961	$20,719	$(3,758)	-18.1%

As a % of total revenue	24.9%	30.1%			25.7%	31.5%

For the thirteen weeks ended July 29, 2023, SG&A expenses were $8.3 million, the same level as the comparable prior year period. Selling expenses decreased $0.4 million for the thirteen weeks ended July 29, 2023. General and administrative expenses decreased $1.5 million for the thirteen weeks ended July 29, 2023.

Consolidated depreciation and amortization expense for the thirteen weeks ended July 29, 2023 was $0.2 million as compared to $0.3 million for the comparable prior year period.

Index
For the twenty-six weeks ended July 29, 2023, SG&A expenses were $17.0 million as compared to $20.7 million for the comparable prior year period. Selling expenses decreased $0.4 million for the twenty-six weeks ended July 29, 2023. General and administrative expenses decreased $3.4 million for the twenty-six weeks ended July 30, 2022.

Consolidated depreciation and amortization expense for the twenty-six weeks ended July 30, 2022 was $0.4 million as compared to $0.5 million for the comparable prior year period.

Interest Expense.   Interest expense was $1.0 million for the thirteen weeks ended July 29, 2023 compared to $0.9 million for the thirteen weeks ended July 30, 2022.  The increase in interest expense was due to increased long-term borrowings and higher interest rates on short term borrowings.

Interest expense was $1.8 million for the twenty-six weeks ended July 29, 2023 compared to $1.7 million for the twenty-six weeks ended July 30, 2022.  The increase in interest expense was due to long-term borrowings and higher interest rates on short term borrowings.  See Note 6 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Other Income. Other income for the thirteen and twenty-six week periods ended July 29, 2023 was $0.8 million and represented proceeds from an insurance claim.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets  As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended July 29, 2023 and July 30, 2022.

Net Loss. The net loss for the thirteen weeks ended July 29, 2023 was $1.2 million as compared to $4.4 million for the comparable prior year period.

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

The Company incurred a net loss of $3.3 million and $8.8 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.  The decrease in the net loss was primarily attributable to an increase in sales and gross margin and reductions in SG&A expenses. In addition, the Company has an accumulated deficit of $143.3 million as of July 29, 2023 and net cash used in operating activities for the twenty-six weeks ended July 29, 2023 was $0.7 million. Net cash used in operating activities for the twenty-six weeks ended July 30, 2022 was $5.9 million.

As disclosed in the Company's Annual Report on Form 10-K filed April 28, 2023, the Company experienced negative cash flows from operations during fiscal 2022 and 2021 and we expect to incur net losses in fiscal 2023.

Index
There can be no assurance that we will be successful in further implementing our business strategy or that the strategy, including the completed initiatives, will be successful in sustaining acceptable levels of sales growth and profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The unaudited condensed consolidated financial statements for the twenty-six weeks ended July 29, 2023 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of July 29, 2023, we had cash and cash equivalents of $0.3 million, a net working deficit of $0.7 million, and $8.8 million in borrowings on our revolving credit facility, as further discussed below. As of July 29, 2023 and July 30, 2022, the Company had no outstanding letters of credit. The Company had $3.4 million and $7.7 million available for borrowing under the Credit Facility as of July 29, 2023 and July 30, 2022, respectively.

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

The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of July 29, 2023 all Pre-Funded Warrants have been exercised.

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

Index
The following table sets forth a summary of key components of cash flow and working capital:
	As of or for the Twenty-Six Weeks Ended		Change
(amounts in thousands)	July 29, 2023	July 30, 2022	$
Operating Cash Flows	$(719)	$(5,893)	$5,174
Investing Cash Flows(1)	(137)	(616)	479
Financing Cash Flows	(15)	6,026	(6,041)

Capital Expenditures(1)	(137)	(616)	479

Cash, Cash Equivalents, and Restricted Cash (2)	2,755	4,340	(1,585)
Merchandise Inventory	26,055	26,672	(617)

(1) Consists entirely of capital expenditures

(2) Cash and cash equivalents per condensed consolidated balance sheets	$282	$1,309	$(1,027)
Add: restricted cash	2,473	3,031	(558)
Cash, cash equivalents, and restricted cash	$2,755	$4,340	$(1,585)

Cash used in operations was $0.7 million for the twenty-six weeks ended July 29, 2023, primarily due to net loss of $3.3 million, a decrease of $0.6 million in accrued expenses, a decrease of $0.6  million in other long-term liabilities, net of a $1.2 million increase in accounts payable.

Cash used by investing activities was $0.1 million  and $0.6 million for the twenty-six weeks periods ended July 29, 2023 and July 30, 2022, which consisted entirely of capital expenditures.

Cash used by financing activities was $15,000 for the twenty-six weeks ended July 29, 2023.

Cash provided by financing activities was $6.0 million for the twenty-six weeks ended July 30, 2022.  The primary source of cash was $5.0 million raised from the issuance of subordinated debt and $7.1 million from the Private Placement offering partially offset by the payment of short-term borrowings of $6.1 million.

Capital Expenditures.  During the thirteen weeks ended July 29, 2023, the Company made capital expenditures of $0.1 million. The Company currently plans to spend approximately $0.5 million for capital expenditures during fiscal 2023.

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

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of July 29, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were not effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Retailer Agreement Dispute

On June 18, 2021, Vijuve Inc. filed a lawsuit against Kaspien Inc. in the United States District Court for the Eastern District of Washington (Case No. 2:21-cv-00192-SAB) concerning a Retailer Agreement that the parties entered into in September of 2020. Vijuve manufactures skin care products and face massagers. The parties agreed that Kaspien would sell Vijuve’s products on Amazon. The complaint alleged that Kaspien breached the Retailer Agreement when it declined to acquiesce to Vijuve’s demand that Kaspien purchase over $700,000 of products. In total, Vijuve sought $774,000 in damages. Kaspien denied that it breached the agreement and filed various counterclaims. Kaspien sought at least $229,000 from Vijuve for breach of contract and/or specific performance. On June 26, 2023, the Court granted our motion for summary judgment and dismissed Vijuve’s claim against Kaspien.

Item 1A – Risk Factors

Risks relating to the Company’s business and Common Stock are described in detail in Item 1A of the Company’s most recently filed Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosure

Not Applicable.

Item 5 – Other Information

(c) Insider Trading Arrangements

During the quarter ended July 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Index
Item 6 – Exhibits

(A) Exhibits -

Exhibit No.	Description
4.1	Asset Purchase Agreement dated as of June 6, 2023 by and among Kaspien Inc. and Channel Key LLC. (Incorporated by reference to Exhibit 2.1 to Form 8-K Filed June 6, 2023)*

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Schedules, annexes and exhibits attached to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Kaspien Holdings Inc. will furnish the omitted items to the Securities Exchange Commission upon request by the Commission.

Index
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KASPIEN HOLDINGS INC.

September 12, 2023	By: /s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer
(Principal Executive Officer)

September 12, 2023	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)