Form 10-Q
period 2023-10-28
Kaspien Holdings Inc.
filed 2023-12-18
CIK 795212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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

Common Stock, $.01 par value,
4,969,738 shares outstanding as of December 10, 2023
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

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 1 - Interim Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Going Concern Basis)
(in thousands, except per share and share amounts)
(unaudited)

	October 28,	January 28,	October 29,
	2023	2023	2022
ASSETS	Unaudited		Unaudited
CURRENT ASSETS
Cash and cash equivalents	$405	$1,130	$769
Restricted cash	1,158	1,158	1,158
Accounts receivable	1,572	1,969	2,796
Merchandise inventory	24,044	26,704	37,353
Prepaid expenses and other current assets	419	999	706
Total current assets	27,598	31,960	42,782

Restricted cash	1,063	1,338	1,601
Fixed assets, net	1,637	1,999	2,140
Operating lease right-of-use assets	1,015	1,505	1,678
Cash Surrender Value	4,042	3,371	3,563
Other assets	566	566	682
TOTAL ASSETS	$35,921	$40,739	$52,446

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5,705	$7,044	$12,648
Short-term borrowings	8,874	8,812	9,494
Short-term debt	11,748	-	-
Accrued expenses and other current liabilities	3,194	2,876	1,962
Current portion of operating lease liabilities	652	695	634
Total current liabilities	30,173	19,427	24,738

Operating lease liabilities	588	1,019	1,253
Long-term debt	-	9,790	9,163
Other long-term liabilities	11,158	11,604	13,590
TOTAL LIABILITIES	41,919	41,840	48,744

SHAREHOLDERS’ EQUITY (Deficit)
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-	-
Common stock ($0.01 par value; 200,000,000 shares authorized; 5,437,197 5,432,072 and 5,322,363 shares issued, respectively)	54	54	53
Additional paid-in capital	214,212	214,029	213,992
Treasury stock at cost (467,069, 467,459 and 1,410,378 shares, respectively)	(76,132)	(76,132)	(76,132)
Accumulated other comprehensive loss	886	886	(910)
Accumulated deficit	(145,018)	(139,938)	(133,301)
TOTAL SHAREHOLDERS’ EQUITY (Deficit)	(5,998)	(1,101)	3,702
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (Deficit)	$35,921	$40,739	$52,446

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022

Net revenue	$26,434	$29,145	$92,502	$94,843

Cost of sales	20,318	22,570	71,615	74,688
Gross profit	6,116	6,575	20,887	20,155
Selling, general and administrative expenses	6,928	9,255	23,888	29,975
Loss from operations	(812)	(2,680)	(3,001)	(9,820)
Interest expense	966	881	2,814	2,544
Other income	(9)	-	(786)	-
Loss before income tax expense	(1,769)	(3,561)	(5,029)	(12,364)
Income tax expense	-	-	51	43
Net loss	(1,769)	(3,561)	(5,080)	(12,407)
BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per common share	$(0.36)	$(0.92)	$(1.02)	$(4.15)
Weighted average number of common shares outstanding – basic and diluted	4,968	3,865	4,966	2,990

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Going Concern Basis)
(amounts in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022

Net loss	$(1,769)	$(3,561)	$(5,080)	$(12,407)
Amortization of pension gain	-	-	-	-
Comprehensive loss	$(1,769)	$(3,561)	$(5,080)	$(12,407)

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Going Concern Basis)
(dollars and shares in thousands)
(unaudited)

	Thirteen Weeks Ended October 28, 2023
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings	Shareholders’
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Equity
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	(Deficit)
Balance as of July 29, 2023	5,432	(467)	$54	$214,160	$(76,132)	$886	$(143,250)	$(4,281)
Net Loss	-	-	-	-	-	-	(1,769)	(1,769)
Vested restricted shares	5	-	-	-	-	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	52	-	-	-	52
Balance as of October 28, 2023	5,437	$(467)	$54	$214,212	$(76,132)	$886	$(145,019)	$(5,998)

	Thirty-nine Weeks Ended October 28, 2023
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings	Shareholders’
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Equity
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	(Deficit)
Balance as of January 28, 2023	5,432	(467)	$54	$214,029	$(76,132)	$886	$(139,938)	$(1,101)
Net Loss	-	-	-	-	-	-	(5,080)	(5,080)
Vested restricted shares	5	-	-	-	-	-	-	-
Amortization of unearned compensation/restricted stock amortization	-	-	-	183	-	-	-	183
Balance as of October 28, 2023	5,437	$(467)	$54	$214,212	$(76,132)	$886	$(145,019)	$(5,998)

	Thirteen Weeks Ended October 29, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of July 30, 2022	3,912	(772)	$39	$263,723	$(125,906)	$(910)	$(129,740)	$7,206
Net Loss	-	-	-	-	-	-	(3,561)	(3,561)
Issuance of warrants	-	-	-	-	-	-	-	-
Exercise of warrants	1,403	305	14	(49,788)	49,774	-	-	-
Vested restricted shares	7	-	-	1	-	-	-	1
Amortization of unearned compensation/restricted stock amortization	-	-	-	57	-	-	-	57
Balance as of October 29, 2022	5,322	$(467)	$53	$213,992	$(76,132)	$(910)	$(133,301)	$3,702

	Thirty-nine Weeks Ended October 29, 2022
	Number of shares outstanding					Accumulated	Retained
				Additional	Treasury	Other	Earnings
	Common	Treasury	Common	Paid-in	Stock	Comprehensive	(Accumulated	Shareholders’
	Shares	Shares	Stock	Capital	At Cost	Loss	Deficit)	Equity
Balance as of January 29, 2022	3,903	(1,410)	$39	$359,220	$(230,170)	$(910)	$(120,894)	$7,285
Net Loss	-	-	-	-	-	-	(12,407)	(12,407)
Issuance of shares, net of expenses	-	638	-	(97,127)	104,264	-	-	7,137
Issuance of warrants	-	-	-	1,518	-	-	-	1,518
Exercise of warrants	1,403	305	14	(49,788)	49,774	-	-	-
Vested restricted shares	7	-	-	1	-	-	-	1
Common stock issued- Director grants	9	-	-	41	-	-	-	41
Amortization of unearned compensation/restricted stock amortization	-	-	-	128	-	-	-	128
Balance as of October 29, 2022	5,322	(467)	$53	$213,992	$(76,132)	$(910)	$(133,301)	$3,702

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(amounts in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	October 28,	October 29,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(5,080)	$(12,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	535	961
Stock-based compensation	184	169
Amortization of ROU asset	490	466
Amortization of warrant interest	786	766
Interest on long term debt	1,172	849
Change in cash surrender value	(671)	591
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	398	(461)
Merchandise inventory	2,659	(8,075)
Prepaid expenses and other current assets	580	(56)
Other long-term assets	-	283
Accounts payable	(1,340)	6,377
Accrued expenses and other current liabilities	274	(706)
Other long-term liabilities	(877)	(951)
Net cash used in operating activities	(890)	(12,194)

INVESTING ACTIVITIES:
Purchases of fixed assets	(173)	(766)
Net cash provided by (used in) investing activities	(173)	(766)

FINANCING ACTIVITIES:
Payments of short term borrowings	(8,812)	(9,966)
Proceeds from long term borrowings	-	5,000
Proceeds from short term borrowings	8,874	9,494
Proceeds from issuance of shares, net of expense	-	7,137
Net cash provided by (used in) financing activities	62	11,665

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,001)	(1,295)
Cash, cash equivalents, and restricted cash, beginning of period	3,626	4,823
Cash, cash equivalents, and restricted cash, end of period	$2,625	$3,528

Supplemental disclosures and non-cash investing and financing activities:
Interest paid	$747	$461
Warrants issued with debt	$-	$1,633

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

Index
KASPIEN HOLDINGS INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 28, 2023 and October 29, 2022
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

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its Credit Facility and available cash and cash equivalents. The Company incurred a net loss of $5.1 million and $12.4 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.  The decrease in the net loss was primarily attributable to an increase gross margin and a decrease in selling, general and administrative Expenses. In addition, the Company has an accumulated deficit of $145.0 million as of October 28, 2023 and net cash used in operating activities for the thirty-nine weeks ended October 28, 2023 was $0.9 million. Net cash used in operating activities for the thirty-nine weeks ended October 29, 2022 was $12.2 million.

As disclosed in the Company's Annual Report on Form 10-K filed April 28, 2023, the Company experienced negative cash flows from operations during fiscal 2022 and 2021 and we expect to incur net losses in fiscal 2023.

Subsequent to the balance sheet date, after an assessment of its current cash and liquidity position and near-term debt maturities, the Company has initiated a plan to wind down the Company’s operations in an orderly fashion (the “Plan”), which is expected to be substantially complete by May 1, 2024.  The Plan includes the following:

•	The sell through of current on hand inventory through the current channels;
•	the collection of outstanding receivables due to the Company;
•	a reduction in force of substantially all of our employees other than a core group of employees. We expect to substantially complete the workforce reduction prior to the end of January 2024;
•	marketing for sale of unrecognized assets including private label brands, trademarks and other intangible assets; and
•	the settlement of all liabilities of the Company.

During the duration of the Plan, the Board may authorize the Company to pay all costs and expenses, including without limitation, retention and severance expenses, professional and other fees and expenses of persons rendering services, including legal counsel, accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company's property and assets and the implementation of the plan. The Company intends to wind down its operations in an orderly manner without the need for a bankruptcy filing.

As a result of the approval of the Plan, the Company adopted the Liquidation Basis of Accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”.  Under the Liquidation Basis of Accounting the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated condensed balance sheet, a consolidated condensed statement of operations and comprehensive loss and a consolidated condensed statement of cash flows. The consolidated condensed statement of net assets and the consolidated condensed statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.

Index
Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. These amounts are presented in the accompanying consolidated condensed statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan.  The actual values and costs associated with carrying out the Plan are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan.

The table below represents a Consolidated Condensed Statement of Net Assets presented on a liquidation basis:

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands, except per share and share amounts)
(unaudited)

As of October 28, 2023
(unaudited)
Cash and cash equivalents and restricted cash	$6,668
Accounts receivable	1,017
Inventory	17,497
Prepaid expenses and other	20
Other assets	9
Accounts payable, trade and other	(5,704)
Short-term borrowings	(8,874)
Short-term debt	(11,748)
Accrued liquidation and other expenses	(5,067)
Other long-term liabilities	(11,158)
Operating lease liabilities	(1,240)
NET ASSETS IN LIQUIDATION	$(18,580)

Index
The table below presents the Consolidated Condensed Statement of Changes in Net Assets as of October 28, 2023:

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands, except per share and share amounts)
(unaudited)

STOCKHOLDERS' DEFICIT AT OCTOBER 28, 2023 ON A GOING CONCERN BASIS	$(5,998)

Effects of adopting the liquidation basis of accounting:
Change in net realizable value of prepaid expenses	(399)
Change in net realizable value of inventory	(6,547)
Change in net realizable value of fixed assets	(1,637)
Change in net realizable value of other assets	(557)
Change in net realizable value of right of use assets	(1,015)
Change in net realizable value of accounts receivable	(554)
Accrued liquidation costs	(1,873)
Total effects of adopting the liquidation basis of accounting	(12,582)
NET ASSETS IN LIQUIDATION - OCTOBER 28, 2023	$(18,580)

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

The unaudited condensed consolidated financial statements for the thirty-nine weeks ended October 28, 2023 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of October 28, 2023, we had cash and cash equivalents of $0.4 million, a net working deficit of $2.6 million, and $8.9 in borrowings on our revolving credit facility, as further discussed below.

As of January 28, 2023, the Company had borrowings of $8.8 million under the Credit Facility. As of October 28, 2023 and October 29, 2022, the Company had no outstanding letters of credit. The Company had $2.1 million and $7.7 million available for borrowing under the Credit Facility as of  October 28, 2023 and October 29, 2022, respectively.

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

As of October 28, 2023 and October 29, 2022, the Company had borrowings of $8.9 and $9.5 million under the Credit Facility, respectively.

Subordinated Debt Agreement
On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien with a scheduled maturity date of May 22, 2023. As of October 28, 2023, unamortized debt issuance costs of $0.1 million are included in “Long Term Debt” on the unaudited condensed consolidated balance sheet.

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

Index
The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended January 28, 2023 contained in the Company's Annual Report on Form 10-K filed April 28, 2023. The results of operations for the thirteen weeks ended October 28, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2024.

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

Note 4. Depreciation and Amortization

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirteen weeks ended October 28, 2023 and October 29, 2022 was $0.2 million and $0.3 million, respectively.

Depreciation and amortization included in selling, general and administrative expenses of the interim condensed consolidated statements of operations for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $0.5 million and $1.0 million, respectively.

Index
Note 5. Restricted Cash

As a result of the death of its former Chairman, the Company holds $2.2 million in a rabbi trust, of which $1.2 million is classified as restricted cash in current assets and $1.0 million is classified as restricted cash in other assets on the accompanying interim condensed consolidated balance sheet as of October 28, 2023.

A summary of cash, cash equivalents and restricted cash is as follows (amounts in thousands):

	October 28,	January 28,	October 29,
	2023	2023	2022
Cash and cash equivalents	$405	$1,130	$769
Restricted cash	2,220	2,496	2,759
Total cash, cash equivalents and restricted cash	$2,625	$3,626	$3,528

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

As of October 28, 2023, the Company had borrowings of $8.9 million under the Credit Facility. The Company had borrowings of $9.5 million as of October 29, 2022. As of October 28, 2023, unamortized debt issuance costs of $0.1 million related to the Credit Facility are included in Other assets on the unaudited condensed consolidated balance sheet.

The Company records short term borrowings at cost, in which the carrying value approximates fair value due to its short-term maturity.

Subordinated Loan Agreement

On March 30, 2020, the Loan Parties entered into a Subordinated Loan and Security Agreement (the “Subordinated Loan Agreement”) with the lenders party thereto from time to time (the “Lenders”) and TWEC Loan Collateral Agent, LLC (the “Collateral Agent”), as collateral agent for the Lenders, pursuant to which the Lenders made a $5.2 million secured term loan (the “Subordinated Loan”) to Kaspien. On September 17, 2021, the Loan Parties entered into Amendment No. 1 to the Subordinated Loan Agreement which extended the maturity of the loan to March 31, 2024. As of October 28, 2022, unamortized debt issuance costs of $0.1 million are included in “Long-Term Debt” on the consolidated balance sheet.

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

In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 244,532 shares of Common Stock to the Related Party Entities (127,208 shares for Alimco, 23,401 shares for Kick-Start, and 93,923 shares for RJHDC), subject to adjustment in accordance with the terms of the Warrants, at an exercise price of $0.01 per share. As of October 28, 2023, 5,126 warrants remain outstanding.

The value of the warrants of $0.8 million was allocated against the principal proceeds of the Subordinated Debt Agreement, $0.1 million of which was unamortized as of October 28, 2023.

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

Index
In conjunction with the Subordinated Debt Agreement, the Company issued warrants to purchase up to 320,000 shares of common stock of the Company (subject to adjustment in accordance with the terms of the Warrants, the “Warrant Shares”) at an exercise price of $0.01 per share.  The Warrants are exercisable during the period commencing on March 2, 2022 and ending on the earlier of (a) 5:00 p.m. Eastern Standard Time on the five (5)-year anniversary thereof, or if such day is not a business day on the next succeeding business day, or (b) the occurrence of certain consolidations, mergers or similar extraordinary events involving the Company. As of October 28, 2023, all of the warrants remain outstanding.

The value of the warrants of $1.6 million was allocated against the principal proceeds of the Subordinated Debt Agreement, of which $0.5 million was unamortized as of October 28, 2023. The value of the warrants was recognized as a discount based on the relative fair value of the consideration received, as an offset to APIC, which will be amortized over the life of the loan.

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

Equity awards authorized for issuance under the New Plan total 500,000.  As of October 28, 2023, of the awards authorized for issuance under the Stock Award Plans, approximately 182,255 were granted and are outstanding, 35,979 of which were vested and exercisable. Shares available for future grants of options and other share-based awards under the New Plan as of January 28, 2023 were 398,762.
The following table summarizes stock award activity during the thirteen weeks ended October 28, 2023:

	Employee Stock Award Plans
	Number of Shares Subject To Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Other Share Awards (1)	Weighted Average Grant Fair Value
Balance January 28, 2023	123,642	$6.00	7.5	19,500	$18.35
Granted	-	-	-	60,000	0.61
Forfeited	(12,637)	(5.90)	-	(2,625)	-
Canceled	(500)	(97.40)	-	-	-
Exercised	-	-	-	(5,125)	-
Balance October 28, 2023	110,505	$6.01	8.1	71,750	$4.96
Exercisable October 28, 2023	35,979	$13.06	6.7	-	-

 (1) Other Share Awards include deferred shares granted to executives and directors.

As of October 28, 2023, the intrinsic value of stock awards outstanding and stock awards exercisable was $0.

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

As of October 28, 2023 all of the Prefunded Warrants were exercised in full.

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, as of October 28, 2023:
Exercise	Number
Price	Outstanding
$0.01	325,126
$3.13	2,457,160
2,782,286

There were no warrant transactions during the quarter and the weighted average exercise price for the outstanding warrants is $2.77. As of October 28, 2023, the intrinsic value of the warrants was $43,000 with a weighted average remaining term of 4 years.

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

Index

Note 10. Defined Benefit Plan

The Company maintains a non-qualified Supplemental Executive Retirement Plan (“SERP”) for certain executive officers of the Company.  The SERP provides eligible executives defined pension benefits that supplement benefits under other retirement arrangements.  As of February 28, 2020, no active employees were participants in the SERP. During the thirteen weeks ended October 28, 2023, the Company did not make any cash contributions to the SERP and presently expects to pay approximately $1.2 million in benefits relating to the SERP during fiscal 2023.

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

The following represents the components of the net periodic pension cost related to the Company’s SERP for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(amounts in thousands)	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022

Interest cost	$139	$89	$417	$267
Net periodic pension cost	$139	$89	$417	$267

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
For the thirteen-week and thirty-nine week periods ended October 28, 2023 and October 29, 2022, the impact of all outstanding stock awards was not considered because the Company reported net losses in those periods and such impact would be anti-dilutive. Accordingly, basic and diluted loss per share was the same. Total anti-dilutive stock awards for the thirteen and thirty-nine weeks ended October 28, 2023 and thirteen and thirty-nine weeks ended October 28, 2023 were approximately 0.1 million shares for all periods.

Total anti-dilutive warrants for the thirteen weeks and thirty-nine week periods ended October 28, 2023 were approximately 2.8 million shares for both periods.

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

Note 14. Subsequent Events

After an assessment of its current cash and liquidity position and near-term debt maturities, the Company has initiated a plan to wind down the Company’s operations in an orderly fashion (the “Plan”), which is expected to be substantially complete by May 1, 2024.  The Plan includes the following:

•	The sell through of current on hand inventory through the current channels;
•	the collection of outstanding receivables due to the Company;
•	a reduction in force of substantially all of our employees other than a core group of employees. We expect to substantially complete the workforce reduction prior to the end of January 2024;
•	marketing for sale of unrecognized assets including private label brands, trademarks and other intangible assets; and
•	the settlement of all liabilities of the Company.

During the duration of the Plan, the Board may authorize the Company to pay all costs and expenses, including without limitation, retention and severance expenses, professional and other fees and expenses of persons rendering services, including legal counsel, accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company's property and assets and the implementation of the plan. The Company intends to wind down its operations in an orderly manner without the need for a bankruptcy filing.  Additional information is set forth in Note 1, Nature of Operations--Liquidity and Cash Flows, in this Form 10-Q.

In order to effect an orderly wind down of the Company and support the efforts to maximize the value of the Company’s business and assets, on December 14, 2023, Kaspien entered into a Senior Executive Retention Bonus & Severance Letter Agreement with Brock Kowalchuk, its Chief Executive Officer and the Principal Executive Officer of the Company.  Pursuant to the terms of the agreement, Mr. Kowalchuk will continue to serve as Chief Executive Officer until May 1, 2024. In addition, on December 17, 2023, Kaspien entered into a Senior Executive Retention Bonus & Severance Letter Agreement with Edwin Sapienza, its Chief Financial Officer and the Chief Financial Officer of the Company. Pursuant to the terms of the agreement, Mr. Sapienza will continue to serve as Chief Financial Officer until May 1, 2024. Further details regarding these agreements are as disclosed in the Current Report on Form 8-K of the Company filed on December 18, 2023.

Additionally, the Company intends to file a Form 25 with the U.S. Securities and Exchange Commission on or about December 28, 2023. As a result, the Company expects the delisting of its common stock from the OTCQB to become effective on or about January 8, 2024. The Company also will be taking steps to deregister as a public company under the Securities Exchange Act of 1934.

In addition, on December 12, 2023, the Company filed Form 12b-25 due to the Company’s inability to file timely, without unreasonable effort and expense, its Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, because it was still in the process of compiling information required to complete the Quarterly Report and, accordingly, Fruci & Associates II, PLLC, the Company’s independent registered public accounting firm, required additional time to complete its review of the financial statements for the period ended October 28, 2023 to be incorporated in the Quarterly Report.

Index

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
Item 2 - Management’s Discussion and Analysis of Financial Condition and
Results of Operations
October 28, 2023 and October 29, 2022

Overview
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

Index
Balance Sheet and Ratios:  The Company views cash and working capital (current assets less current liabilities) as relevant indicators of its financial position.  See Liquidity and Cash Flows section for further discussion of these items.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2023
Compared to the Thirteen Weeks Ended October 29, 2022

Net revenue and Gross profit.  The following table sets forth a year-over-year comparison of the Company’s Net revenue and Gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	October 28, 2023	October 29, 2022	$	%	October 28, 2023	October 29, 2022	$	%
Net Revenue	$26,434	$29,145	$(2,711)	-9.3%	$92,502	$94,843	$(2,341)	-2.5%

Gross profit	6,116	6,575	(459)	-7.0%	20,887	20,155	732	3.6%
% to sales	23.1%	22.6%			22.6%	21.3%

Net Revenue. Net revenue was $26.4 million for the thirteen weeks ended October 28, 2023 a 9.3% decrease from the comparable prior year period. Net revenue was $92.5 million for the thirty-nine weeks ended October 28, 2023 a 2.5% increase from the comparable prior year period.

The primary source of revenue is the Retail as a Service (“RaaS”) model, which represented 98.7% of net revenue in the thirteen weeks ended October 28, 2023. The Company generates revenue across a broad array of product lines primarily through the Amazon Marketplace. Categories include apparel, baby, beauty, health & personal care, home/kitchen/grocery and pet supplies.

Total active partner count as of October 28, 2023 was approximately 92.

		Thirteen weeks ended					Thirty-nine weeks ended
	October 28, 2023		October 29, 2022		Change	October 28, 2023		October 29, 2022		Change
Amazon US	$25,861	97.8%	$27,883	95.7%	-7.3%	$89,624	96.9%	$89,480	94.3%	0.2%
Amazon International	229	0.9%	528	1.8%	-56.6%	1,255	1.4%	2,807	3.0%	-55.3%
Other Marketplaces	333	1.3%	350	1.2%	-4.9%	1,212	1.3%	1,131	1.2%	7.1%
Subtotal Retail as a Service	26,423	100.0%	28,761	98.7%	-8.1%	92,091	99.6%	93,418	98.5%	-1.4%
Subscriptions	11	0.0%	384	1.3%	-97.1%	411	0.4%	1,425	1.5%	-71.1%
Net revenue	$26,434	100.0%	$29,145	100.0%	-9.3%	$92,502	100.0%	$94,843	100.0%	-2.5%

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

Index
Gross Profit. The following table sets forth a period over period comparison of the Company’s gross profit:

	Thirteen Weeks Ended		Change		Thirty-nine Weeks Ended		Change
(amounts in thousands)	October 28, 2023	October 29, 2022	$	%	October 28, 2023	October 29, 2022	$	%
Merchandise margin	$11,359	$12,691	$(1,332)	-10.5%	$37,980	$40,858	$(2,878)	-7.0%
% of net revenue	43.0%	43.5%	-0.7%		41.1%	43.1%	-2.0%

Fulfillment fees	(3,325)	(3,888)	563	-14.5%	(11,382)	(13,110)	1,728	-13.2%
Warehousing and freight	(1,918)	(2,228)	310	-13.9%	(5,711)	(7,593)	1,882	-24.8%
Gross profit	$6,116	$6,575	$(459)	-7.0%	$20,887	$20,155	$732	3.6%

% of net revenue	23.1%	22.6%			22.6%	21.3%

Gross profit was $6.1 million for the thirteen weeks ended October 28, 2023, as compared to $6.6 million for the comparable prior year period. The decrease in gross profit was primarily attributable to lower sales and a decline in merchandise margin as a percentage of sales partially offset by a reduction in fulfillment fees and warehousing and freight expenses. Gross profit as a percentage of net revenue was 23.1% as compared to 22.6% for the thirteen weeks ended October 29, 2022. Merchandise margin for the thirteen-week period ending October 28, 2023 was 43.0% as compared to 43.5% for the comparable prior year period.

Gross profit for the thirty-nine weeks ended October 28, 2023 was $20.9 million, or 22.6% of net revenue, as compared to $20.2 million, or 21.3% of net revenue for the comparable prior year period as increased net revenue and reduced  warehousing and freight expenses were partially offset by a lower merchandise margin.

SG&A Expenses.  The following table sets forth a period over period comparison of the Company’s SG&A expenses:

	Thirteen Weeks Ended		Change		Thirty-Nine Weeks Ended		Change
(amounts in thousands)	October 28, 2023	October 29, 2022	$	%	October 28, 2023	October 29, 2022	$	%
Selling expenses	$3,711	$4,206	$(495)	-11.8%	$12,814	$13,683	$(869)	-6.4%
General and administrative expenses	3,217	5,049	(1,832)	-36.3%	11,074	16,292	(5,218)	-32.0%
Total SG&A expenses	$6,928	$9,255	$(2,327)	-25.1%	$23,888	$29,975	$(6,087)	-20.3%

As a % of total revenue	26.2%	31.8%			25.8%	31.6%

For the thirteen weeks ended October 28, 2023, SG&A expenses were $6.9 million as compared to  $9.3 million for the comparable prior year period. Selling expenses decreased $0.5 million for the thirteen weeks ended October 28, 2023. General and administrative expenses decreased $1.8 million for the thirteen weeks ended October 28, 2023 primarily due to lower payroll, marketing expenses and professional fees.

Index
Consolidated depreciation and amortization expense for the thirteen weeks ended October 28, 2023 was $0.2 million as compared to $0.3 million for the comparable prior year period.

For the thirty-nine weeks ended October 28, 2023, SG&A expenses were $23.9 million as compared to $30.0 million for the comparable prior year period. Selling expenses decreased $0.9 million for the thirty-nine weeks ended October 28, 2023. General and administrative expenses decreased $5.2 million for the thirty-nine weeks ended October 29, 2022 primarily due to lower payroll, marketing expenses and professional fees.

Consolidated depreciation and amortization expense for the thirty-nine weeks ended October 29, 2022 was $0.5 million as compared to $1.0 million for the comparable prior year period.

Interest Expense.   Interest expense was $1.0 million for the thirteen weeks ended October 28, 2023 compared to $0.9 million for the thirteen weeks ended October 29, 2022.  The increase in interest expense was due to increased long-term borrowings and higher interest rates on short term borrowings.

Interest expense was $2.8 million for the thirty-nine weeks ended October 28, 2023 compared to $2.5 million for the thirty-nine weeks ended October 29, 2022.  The increase in interest expense was due to long-term borrowings and higher interest rates on short term borrowings.  See Note 6 to the Condensed Consolidated Financial Statements for further detail on the Company’s debt.

Other Income. Other income for the thirty-nine week periods ended October 28, 2023 was $0.8 million and represented proceeds from an insurance claim.

Income Tax Expense.   Based on available objective evidence, management concluded that a full valuation allowance should be recorded against the Company's deferred tax assets  As a result, there were insignificant tax expense amounts recorded during the thirteen weeks ended October 28, 2023 and October 29, 2022.

Net Loss. The net loss for the thirteen weeks ended October 28, 2023 was $1.8 million as compared to $3.6 million for the comparable prior year period.

LIQUIDITY

Liquidity and Cash Flows:

The Company’s primary sources of liquidity are its borrowing capacity under its Credit Facility and available cash and cash equivalents. The Company incurred a net loss of $5.1 million and $12.4 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.  The decrease in the net loss was primarily attributable to an increase gross margin and a decrease in selling, general and administrative Expenses. In addition, the Company has an accumulated deficit of $145.0 million as of October 28, 2023 and net cash used in operating activities for the thirty-nine weeks ended October 28, 2023 was $0.9 million. Net cash used in operating activities for the thirty-nine weeks ended October 29, 2022 was $12.2 million.

As disclosed in the Company's Annual Report on Form 10-K filed April 28, 2023, the Company experienced negative cash flows from operations during fiscal 2022 and 2021 and we expect to incur net losses in fiscal 2023.

Subsequent to the balance sheet date, after an assessment of its current cash and liquidity position and near-term debt maturities, the Company has initiated a plan to wind down the Company’s operations in an orderly fashion (the “Plan”), which is expected to be substantially complete by May 1, 2024.  The Plan includes the following:

•	The sell through of current on hand inventory through the current channels;
•	the collection of outstanding receivables due to the Company;
•	a reduction in force of substantially all of our employees other than a core group of employees. We expect to substantially complete the workforce reduction prior to the end of January 2024;
•	marketing for sale of unrecognized assets including private label brands, trademarks and other intangible assets; and
•	the settlement of all liabilities of the Company.

During the duration of the Plan, the Board may authorize the Company to pay all costs and expenses, including without limitation, retention and severance expenses, professional and other fees and expenses of persons rendering services, including legal counsel, accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company's property and assets and the implementation of the plan. The Company intends to wind down its operations in an orderly manner without the need for a bankruptcy filing.

As a result of the approval of the Plan, the Company adopted the Liquidation Basis of Accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”.  Under the Liquidation Basis of Accounting the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated condensed balance sheet, a consolidated condensed statement of operations and comprehensive loss and a consolidated condensed statement of cash flows. The consolidated condensed statement of net assets and the consolidated condensed statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.

Index
Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. These amounts are presented in the accompanying consolidated condensed statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan.  The actual values and costs associated with carrying out the Plan are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan.

The table below represents a Conasolidated Condensed Statement of Net Assets presented on a liquidation basis:

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands, except per share and share amounts)
(unaudited)

As of October 28, 2023
(unaudited)
Cash and cash equivalents	$6,668
Accounts receivable	1,017
Inventory	17,497
Prepaid expenses and other	20
Other assets	9
Accounts payable, trade and other	(5,704)
Short-term borrowings	(8,874)
Short-term debt	(11,748)
Accrued liquidation and other expenses	(5,067)
Other long-term liabilities	(11,158)
Operating lease liabilities	(1,240)
NET ASSETS IN LIQUIDATION	$(18,581)

Index
The table below presents the Consolidated Condensed Statement of Changes in Net Assets as of October 28, 2023:

KASPIEN HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands, except per share and share amounts)
(unaudited)

STOCKHOLDERS' DEFICIT AT OCTOBER 28, 2023 ON A GOING CONCERN BASIS	$(5,998)

Effects of adopting the liquidation basis of accounting:
Change in net realizable value of prepaid expenses	(399)
Change in net realizable value of inventory	(6,547)
Change in net realizable value of fixed assets	(1,637)
Change in net realizable value of other assets	(557)
Change in net realizable value of right of use assets	(1,015)
Change in net realizable value of accounts receivable	(554)
Accrued liquidation costs	(1,873)
Total effects of adopting the liquidation basis of accounting	(12,583)
NET ASSETS IN LIQUIDATION - OCTOBER 28, 2023	$(18,581)

Index
The unaudited condensed consolidated financial statements for the thirty-nine weeks ended October 28, 2023 were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for the fair presentation of such financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The ability of the Company to meet its liabilities and to continue as a going concern is dependent on improved profitability, the strategic initiatives for Kaspien and the availability of future funding. Based on recurring losses from operations, negative cash flows from operations, the expectation of continuing operating losses for the foreseeable future, and uncertainty with respect to any available future funding, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of October 28, 2023, we had cash and cash equivalents of $0.4 million, a net working deficit of $2.6 million, and $8.9 million in borrowings on our revolving credit facility, as further discussed below. As of October 28, 2023 and October 29, 2022, the Company had no outstanding letters of credit. The Company had $2.1 million and $7.7 million available for borrowing under the Credit Facility as of October 28, 2023 and October 29, 2022, respectively.

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

The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As of October 28, 2023 all Pre-Funded Warrants have been exercised.

The Investor Warrants have an exercise price of $3.13 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Investor Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions.

Index
The Private Placement closed on July 14, 2022. The gross proceeds to the Company from the Private Placement, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $7.1 million. The Company intends to use the net proceeds from the private placement for working capital and other general corporate purposes.

The following table sets forth a summary of key components of cash flow and working capital:

		As of or for the
		Thirty-nine Weeks Ended		Change
	(amounts in thousands)	October 28, 2023	October 29, 2022	$
	Operating Cash Flows	$(890)	$(12,193)	$11,303
	Investing Cash Flows(1)	(173)	(766)	593
	Financing Cash Flows	62	11,666	(11,604)

	Capital Expenditures(1)	(173)	(766)	593

	Cash, Cash Equivalents, and Restricted Cash (2)	2,625	3,528	(903)
	Merchandise Inventory	24,044	37,353	(13,309)

(1)	Consists entirely of capital expenditures

(2)	Cash and cash equivalents per condensed consolidated balance sheets	$405	$769	$(364)
	Add: restricted cash	2,220	2,759	(539)
	Cash, cash equivalents, and restricted cash	$2,625	$3,528	$(903)

Cash used in operations was $0.9 million for the thirty-nine weeks ended October 28, 2023, primarily due to net loss of $5.1 million partially offset by a $2.7 million reduction in inventory.

Cash used by investing activities was $0.2 million for the thirty-nine weeks periods ended October 28, 2023, which consisted entirely of capital expenditures.

Cash used by financing activities was $62,000 for the thirty-nine weeks ended October 28, 2023.

Cash provided by financing activities was $11.7 million for the thirty-nine weeks ended October 29, 2022.  The primary source of cash was $5.0 million raised from the issuance of subordinated debt and $7.1 million from the Private Placement offering partially offset by the payment of short-term borrowings of $6.1 million.

Capital Expenditures.  During the thirteen weeks ended October 28, 2023, the Company made capital expenditures of $0.2 million. The Company currently plans to spend approximately $0.4 million for capital expenditures during fiscal 2023.

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

Item 4 – Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    The Company’s Principal  Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of October 28, 2023, have concluded that as of such date the Company’s disclosure controls and procedures were not effective and designed to ensure that (i) information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosure
Not Applicable.

Item 5 – Other Information
(c) Insider Trading Arrangements

During the quarter ended October 28, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

KASPIEN HOLDINGS INC.

December 18, 2023	By: /s/ Brock Kowalchuk
Brock Kowalchuk
Principal Executive Officer
(Principal Executive Officer)

December 18, 2023	By: /s/ Edwin Sapienza
Edwin Sapienza
Chief Financial Officer
(Principal and Chief Accounting Officer)